Form 10-Q
period 1995-03-31
ORBIT INTERNATIONAL CORP
filed 1995-05-15
CIK 74818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   March 31, 1995

                                        OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended            to

       Commission file number            0-3936

                         Orbit International Corp.
       (Exact name of registrant as specified in its charter)

               Delaware                              ID # 11-1826363
       (State or other jurisdiction        (I.R.S. Employer Identification
        incorporation or organization)      Number)

           80 Cabot Court, Hauppauge, New York                 11788
       (Address of principal executive offices)            (Zip Code)
                                   (516)435-8300
                 (Registrant's telephone number, including area code)
                                    N/A
       (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X    No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                  Yes         No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
       March 31, 1995                                  5,886,000

                           ORBIT INTERNATIONAL CORP.


    The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

    The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1995.

    The condensed consolidated balance sheet as of December 31, 1994 was condensed from the audited consolidated balance sheet appearing in the 1994 annual report on Form 10-K.

    These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1994.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              March 31,      December 31,
                                                1995            1994
                                             (unaudited)
            A S S E T S


Current assets:

  Cash and cash equivalents..............    $    528,000    $    815,000

  Investment in marketable trading
   securities, at lower of amortized
   cost or market........................       5,153,000       9,138,000

  Accounts receivable - net of
   estimated doubtful accounts...........       4,429,000       5,277,000

  Inventories - at lower of cost  (first
   in, first out) or market (Notes 2 and
   3)....................................      20,581,000      21,006,000

  Other current assets (Note 5)..........       2,601,000       1,191,000

     Total current assets................      33,292,000      37,427,000

Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................       3,376,000       3,279,000

Excess of cost over the fair value of
  assets acquired - less accumulated
  amortization...........................      11,964,000      12,129,000

Restricted assets - marketable trading
  securities.............................      11,179,000       7,805,000

Other assets.............................       2,855,000       2,871,000

     T O T A L ..........................    $ 62,666,000    $ 63,511,000


                 Attention is directed to accompanying notes to
                  condensed consolidated financial statements.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (continued)

                                                March 31,    December 31,
                                                  1995           1994
                                              (unaudited)
L I A B I L I T I E S


Current Liabilities:

  Notes payable...........................    $  2,401,000    $  2,602,000
  Current portion of long-term obligations       2,781,000       3,096,000
  Accounts payable........................       2,438,000       3,734,000
  Accrued expenses (Note 5)...............       3,259,000       2,367,000
  Due to factor...........................      12,893,000      11,540,000
     Total current liabilities............      23,772,000      23,339,000

Long-term obligations (less current
  portion above)..........................       7,730,000       8,909,000
     Total liabilities....................      31,502,000      32,248,000

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY


Capital stock - authorized 25,000,000
  shares $.10 par value; issued 8,771,000
  shares at March 31, 1995 and December
  31, 1994................................         877,000         877,000

Additional paid-in capital................      23,285,000      23,170,000

Retained earnings.........................      17,914,000      18,227,000

Less treasury stock (2,885,000 and
  2,844,000 shares at March 31, 1995 and
  December 31, 1994, respectively) at cost      (9,588,000)     (9,520,000)

Less unearned portion of compensatory stock                       (148,000)
Foreign currency translation adjustment....     (1,324,000)     (1,343,000)
     Total stockholders' equity............     31,164,000      31,263,000

     T O T A L.............................   $ 62,666,000    $ 63,511,000

                 Attention is directed to accompanying notes to
                  condensed consolidated financial statements.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                   Three Months Ended
                                                         March 31
                                                   1995            1994

Net Sales..................................   $ 10,888,000    $ 10,557,000

Cost of sales (Note 2).....................      8,011,000       7,502,000

Gross profit (Note 2)......................      2,877,000       3,055,000

Other (income), costs and expenses:

   Selling, general and administrative.....      4,119,000       3,284,000
   Interest................................        655,000         200,000
   Investment and other (income) (Note 5)..     (1,584,000)       (136,000)
   Equity in loss and write-down of
     investment in affiliate...............                     13,687,000
                                                 3,190,000      17,035,000

(Loss) before taxes (benefit) on income....       (313,000)    (13,980,000)

Taxes (benefit) on income..................                     (2,796,000)


NET (LOSS).................................   $   (313,000)   $(11,184,000)

NET (LOSS) PER SHARE (Note 1)..............   $       (.05)   $      (1.77)










               Attention is directed to the accompanying notes to
                  condensed consolidated financial statements

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                    1995           1994
Cash flows from operating activities:
 Net (loss)................................... $  (313,000)   $(11,184,000)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating
  activities:
Depreciation and amortization.................      92,000         130,000
Amortization of goodwill......................     168,000         168,000
Provision for doubtful accounts...............       7,000         (81,000)
Compensatory issuance of stock and options....     262,000         131,000
Deferred tax (benefit)........................                  (2,104,000)
Equity in loss and write-down of investment
 in affiliate.................................                  13,687,000
Imputed interest on acquisition note..........      71,000          99,000
Change in value of marketable trading
 securities...................................    (171,000)         87,000
Purchases of marketable trading securities.... (12,238,000)    (16,834,000)
Proceeds of sales of marketable trading
 securities...................................  13,020,000      13,459,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable..     852,000        (168,000)
  Decrease in inventory.......................     435,000       1,401,000
  (Increase) in prepaid and refundable taxes..                    (762,000)
  (Increase) decrease in other current assets.  (1,461,000)         70,000
  (Decrease) in accounts payable..............  (1,187,000)     (1,942,000)
  Increase in accrued expenses................     857,000         132,000
  Increase in due to factor...................   1,353,000         596,000
   Net cash provided by (used in) operating
    activities................................   1,747,000      (3,115,000)
Cash flows from investing activities:
  Acquisitions of fixed assets................    (190,000)       (152,000)
  Decrease in other assets....................      22,000         198,000
   Net cash provided by (used in) investing
    activities................................    (168,000)         46,000

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)
                                  (unaudited)


Cash flows from financing activities:
  Repayments of debt..........................  (1,802,000)     (1,509,000)
  Purchase of treasury stock..................     (68,000)        (97,000)

   Net cash (used in) financing activities....  (1,870,000)     (1,606,000)
  Effect of exchange rate changes on cash.....       4,000           1,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS...    (287,000)     (4,674,000)
Cash and cash equivalents - January 1.........     815,000       5,447,000

CASH AND CASH EQUIVALENTS - March 31.......... $   528,000    $    773,000

Supplemental disclosures of cash flow information:

                                                         Three Months
                                                        Ended March 31,
                                                     1995          1994
  Cash paid for:
     Interest......................              $ 559,000       $ 147,000
     Income taxes (net of $ 444,000
       refund in 1994).............              $   4,000       $  44,000


















The                accompanying notes to financial statements
are                         an integral part hereof.

                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(NOTE 1) - Earnings Per Share:

     Earnings per share are based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the three month periods ended March 31, 1995 and 1994 are as follows:

                                        Three Months Ended
                                              March 31,
                                        1995           1994
Primary                               5,886,000     6,329,000
Fully Diluted                         5,886,000     6,329,000

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                              March 31,       December 31,
                                                1995             1994

Raw Materials........................        $  2,054,000      $  1,902,000

Work-in-process......................           5,135,000         5,697,000

Finished goods.......................          13,392,000        13,407,000

             T O T A L...............        $ 20,581,000      $ 21,006,000

(NOTE 4) - Litigation:

     On September 23, 1993, a class action was commenced by an alleged shareholder of USA Classic (formerly a subsidiary of the Company), against USA Classic and certain directors in the United States District Court for the Southern District of New York.


(continued)

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

  The action was commenced on behalf of shareholders, other than the defendants, who acquired their shares from November 20, 1992, the date of the initial offering, through September 22, 1993, and alleges violations of the Securities Act of 1993 in connection with the offering as well as violations of
Section 10b of the Securities Exchange Act of 1934. The plaintiffs are seeking compensatory damages as well as fees and expenses.

     On February 1, 1994, a Consolidated Amended Complaint was filed in the class action. The amended Complaint adds the Company as a defendant and alleges that the Company is a "controlling person" of USA Classic and an "aider and abetter" of the alleged violations of the securities laws. The Amended Complaint was answered on March 21, 1994.

     On October 4, 1994, a Second Amended and Consolidated Complaint was filed in the Class Action. The Second Amended and Consolidated Complaint restated the allegations against the Company and added Paine Webber Incorporated and Ladenburg Thalmann & Co. Inc., the lead underwriters in the Offering, as additional defendants. On November 15, 1994, the Company and such underwriters moved to dismiss certain of the allegations in the Second Amended and Consolidated Complaint. Such motion was argued on March 17, 1995 and the parties are awaiting the court's decision. While the dismissal motion, if granted, will not dispose of all the claims asserted in the Second Amended and Consolidated Complaint, the Company intends to vigorously defend against any remaining claims.

(NOTE 5) - Death of principal officer:

     On February 24, 1995, the Company's principal officer died. Pursuant to his employment contract, the Company will pay approximately $ 500,000 to the principal officer's estate in monthly installments over the next three years. The Company is a beneficiary of key-man policies aggregating $ 1,500,000 on the life of the principal officer. Such amounts reflected above have been recorded in the accompanying financial statements.

(NOTE 6) - Debt:

     Under the various debt agreements, the Company and its subsidiaries are required to comply with certain covenants which specify minimum cash and cash equivalents to be on its balance sheet at all times, minimum working capital, and tangible net worth requirements and are precluded from declaring and paying dividends without the consent of such lenders, the Company is currently in compliance with all covenants. The lending facilities of the Canadian Apparel Segment expired on December 31, 1993. During the current period, the Company opened up standby letters of credit totaling $ 2,860,000 for the beneficiary of the primary lender to its Canadian subsidiaries to secure a certain level of borrowings of such subsidiaries until a new lending arrangement is finalized.

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULT OF OPERATIONS

Liquidity, Capital Resources and Inflation:

     Working capital decreased by $ 4,568,000 to $ 9,520,000 during the three month period ended March 31, 1995 from the year ended December 31, 1994 principally due to $ 2,860,000 of marketable securities which was pledged to the Company's lender to its Canadian Apparel Segment, as security for borrowings of the Segment under a temporary banking arrangement. The Company expects to finalize a new arrangement during the second quarter of 1995. In addition, the Company pledged $ 1,700,000 of its marketable securities as security for the Factoring Agreement between its wholly owned subsidiary, East End Apparel Group Ltd and its primary lender. The Company's working capital ratio as at March 31, 1995 was 1.4 to 1 compared to 1.6 to 1 at December 31, 1994.

     In July 1993, the Company acquired the assets of Panda, a privately owned designer, importer and distributor of women's activewear and outerwear. The purchase price consisted of a $ 9,000,000 cash down payment and an $ 8,000,000 note, inclusive of interest, in favor of the sellers, collateralized by operating assets of the Company's East/West Division. The note is due on December 31, 1998 and may be accelerated based on the profitability of the division. The Company funded the $ 9,000,000 down payment with $ 4,000,000 in cash and a $ 5,000,000 Acquisition Term Loan from its primary lender. Such loan (i) bears interest at a rate of LIBOR plus .75%, and (ii) is collateralized by certain treasury bills held by the Company as well as inventories, accounts receivable and general intangibles of the Company. The Company repaid an aggregate of $ 3,000,000 of outstanding principal of such loan on January 1, 1995 and the $ 2,000,000 outstanding principal balance is payable in two equal annual installments commencing January 1, 1996.

     In July 1993, East/West entered into a Restated and Amended Factoring Agreement with its primary lender. Advances by the factor prior to the maturity date of receivables sold bear interest at a rate of prime plus 1.50%. As security for its obligations under such amended facility, the Company has pledged approximately $ 5,250,000 of its marketable securities.

      In September, 1994 East End entered into a Factoring Agreement with the Company's primary lender under the same terms and conditions as East/West. The facility is guaranteed by the Company and in the first quarter, as security for its obligations under such facility, the Company has pledged approximately $ 1,700,000 of its marketable securities.

      In October, 1994, the Company entered into a $ 930,000 term loan facility for the purpose of facilitating performance under its guarantee of certain secured debt of USA Classic. The Company has been assigned the rights to the security for the debt which it plans to liquidate in order to pay off such loan. Under its terms, the loan (i) bears interest at a rate of LIBOR plus .75%, (ii) is collateralized by certain treasury bills held by the Company, and
(iii) provides for payment of $232,500 in quarterly installments through November 1, 1995. The balance remaining on the note was $ 335,000 at March 31, 1995.

     Between November, 1993 and January, 1995 the Company repurchased 750,700 shares of its common stock in the open market at an average price of $3.57 per share. In October, 1994, the Company announced that it planned to purchase up to an additional 300,000 shares of its common stock in the open market or in privately negotiated or block transactions. The Company has purchased 166,200 shares under this program.

     The Company's existing capital resources (including its bank credit facilities) and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future. The lending facilities of the Canadian Apparel Segment expired on December 31, 1993 and it is currently holding discussions with several lending institutions and expects to finalize new lending arrangements by the second quarter of 1995. The Canadian Apparel Segment continues to borrow from its current lender. The facility is guaranteed by the Company, and, as security for its obligations under this temporary arrangement, the Company has provided such lender with standby letters of credit equal to or above the level of borrowings.

     Inflation has not materially impacted the operations of the Company.

Results of Operations:

     Consolidated net sales for the three month period ended March 31, 1995 slightly increased to $ 10,888,000 from $ 10,557,000 from the prior period of the comparable year due principally to increased revenues from its United State Apparel Segment and despite decreased revenues from its Canadian Apparel Segment and Electronics Segment.

     The net loss for the three month period ended March 31, 1995 significantly decreased to $ 313,000 from $ 11,184,000 from the comparable period of the prior year due to a non-cash charge in the prior period of $ 13,687,000 (exclusive of tax benefit) reflecting the Company's write-off of its 43% equity interest in USA Classic, Inc., subordinated debt approximating $ 2,400,000 and approximately $ 2,200,000 of related costs. The net loss for the current period was reduced by approximately $ 869,000 of income related to insurance proceeds due the Company resulting from the death of the Company's principal officer net of accrued costs due to the officer's estate and other charges.

     Revenues for the United States Apparel Segment for the three months ended March 31, 1995 increased to $ 5,082,000 from $ 3,584,000 from the comparable period of the prior year principally due to revenues recorded by the Company's new East End Apparel Group Ltd. subsidiary. Revenues also increased at the Company's East/West division. The operating loss for the three month period ended March 31, 1995 increased to $ 1,185,000 from $ 575,000 from the comparable period of the prior year due to a lower gross profit recorded by the East/West division due to several factors related to a significantly weak retail environment and to an operating loss recorded by the new East End subsidiary.

     Revenues for the Canadian Apparel Segment for the three months ended March 31, 1995 decreased to $ 1,700,000 from $ 2,234,000 from the comparable period of the prior year due to a decrease in the number of units shipped during the period. Despite a reduction in revenues, the operating loss for the period decreased to $ 330,000 from $ 389,000 in the prior period due principally to a reduction in selling general and administrative expenses.

     Revenues for the Electronics Segment for the three months ended March 31, 1995 decreased to $ 4,106,000 from $ 4,739,000 from the comparable period of the prior year due to a decrease in the number of units shipped during the period. Operating income slightly decreased to $ 1,303,000 for the period from $ 1,318,000 in the prior period due principally to a reduction in sales and despite a higher gross profit recorded on sales in the current period.

     Consolidated gross profit as a percentage of sales for the three months ended March 31, 1995 decreased to 26.4% from 28.9% for the comparable period of the prior fiscal year due principally to a lower gross profit realized by the Company's United States Apparel Segment and despite higher gross profits realized by the Company's Canadian Apparel Segment and Electronics Segment.

     Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 1995 increased to 37.8% from the prior period of the comparable year. Selling, general and administrative expenses increased to $ 4,119,000 from $ 3,284,000 for the prior comparable period. These increases were principally due to selling, general and administrative costs incurred by the new East End subsidiary and higher corporate expenses related to the class action litigation.

     Interest expense significantly increased for the three months ended March 31, 1995 to $ 655,000 from $ 200,000 from the prior comparable period principally due to interest charges associated with the United States Apparel Segment's higher inventory levels in the current period and to higher interest rates.

     Investment and other income for the three months ended March 31, 1995 significantly increased to $ 1,584,000 from $ 136,000 from the comparable period of the prior year due to (i) insurance proceeds due the Company resulting from the death of the Company's principal officer net of accrued costs due to the officer's estate, (ii) to the reduction in the unrealized loss on marketable securities due to a decrease in interest rates and (iii) increased commission income earned by the Company's U.S. Apparel Segment.

     The Company did not record any tax benefit on the current pre-tax loss because it is uncertain whether tax benefit recorded will be realized in future periods.

Certain Material Trends:

     Despite continued profitability into 1995, the Company's Electronic Segment continues to face a difficult business environment marked by increasing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on its planned delivery schedules, the Company expects a reduction in Electronic Segment revenues in 1995.

     The Company's Electronic Segment is continuing to seek new contracts which require up-front design, engineering, prototype and preproduction costs. While the Segment attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by the government for such effort. In addition, even if the government agrees to reimburse development costs, there is still a significant risk of cost overrun which may be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

     The Electronics Segment is heavily dependent upon military spending as a source of revenues and income. World events have led the government of the United States to reevaluate the level of military spending necessary for national security. Any significant reductions in the level of military spending by the Federal Government could have a negative impact on the Electronics Segment's future revenues and earnings.

     In July, 1993, the Company acquired the assets of Panda, an importer and distributor of women's activewear and outerwear and in May 1994, started up its new East End Apparel Group, Ltd. subsidiary, an importer of women's sportswear and outerwear, both of which will constitute the Company's United States Apparel Segment. A majority of the business of both the United States and the Canadian Apparel Segment is associated with the sale of outerwear. The third and fourth quarters are generally the primary selling seasons for outerwear sales. Furthermore, where sale of outerwear constitutes a significant percentage of such segment's business, the first and second quarters are historically weak periods since its customers do not generally request shipment of merchandise during this time.

     Despite the continued market acceptance of its established lines, a weakened economy in the United States and Canada could have an adverse impact on the Apparel Segments' revenues and earnings. The Apparel Segments' large customers included many of the major department stores which may be vulnerable in a weakened economy. Furthermore, many published reports have indicated that the apparel industry has not yet participated in the nation's recent economic recovery and the share of consumer personal spending devoted to apparel has dropped to record lows. Finally, warm weather throughout many regions of the United States and Canada created sluggish outerwear sales for retailers during the third and fourth quarters of 1994. In addition to the negative impact this had on the Company's fourth quarter sales and gross profit in 1994, it is uncertain what impact this may have on the buying capabilities of the major retailers in 1995.

     The lending facilities of the Canadian Apparel Segment expired on December 31, 1993. The Segment is currently holding discussions with several lending institutions and expects to finalize new lending arrangements by the second quarter of 1995. If the Segment experiences any significant delay in finalizing new lending arrangements, timely delivery of products to customers during its primary selling season could be impaired. Furthermore, in the event that the Segment is unable to consummate any such banking transaction, it will be forced to significantly decrease its ongoing operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated: May 15, 1995                       /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated: May 15, 1995                       /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated: May 15, 1995
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated: May 15, 1995
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits.  None

         (b) Reports on Form 8-K. No reports on form 8-K were filed by Registrant for the quarter for which this report is filed.