Form 10-Q/A
ORBIT INTERNATIONAL CORP
filed 1995-05-23
CIK 74818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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

                                                  Yes         No

       The purpose of this FORM 10-Q/A is to include Exhibit Index EX-27.

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

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated: May 23, 1995                       /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated: May 23, 1995                       /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director