Form 10-K/A
period 1994-12-31
ORBIT INTERNATIONAL CORP
filed 1995-06-26
CIK 74818

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994


PART II:

   REPORT OF INDEPENDENT AUDITORS

   CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31,
   1994 AND DECEMBER 31, 1993

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
   EQUITY FOR THE YEAR ENDED DECEMBER 31, 1994, FOR
   THE SIX MONTHS ENDED DECEMBER 31, 1993 AND FOR THE
   YEARS ENDED JUNE 30, 1993 AND JUNE 30, 1992

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
   YEAR ENDED DECEMBER 31, 1994, FOR THE SIX MONTHS
   ENDED DECEMBER 31, 1993 AND FOR THE YEARS ENDED
   JUNE 30, 1993 AND JUNE 30, 1992

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
   YEAR ENDED DECEMBER 31, 1994, FOR THE SIX MONTHS
   ENDED DECEMBER 31, 1993 AND FOR THE YEARS ENDED
   JUNE 30, 1993 AND JUNE 30, 1992

   NOTES TO FINANCIAL STATEMENTS


PART IV:

   SCHEDULE:

     REPORT OF INDEPENDENT AUDITORS
     ON SCHEDULE

     II - VALUATION AND QUALIFYING ACCOUNTS

Other Part IV schedules are omitted because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of such schedules are not applicable.

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Orbit International Corp.
Hauppauge, New York


          We have audited the accompanying consolidated balance sheets of Orbit International Corp. and subsidiaries as at December 31, 1994 and December 31, 1993 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1994, for the six months ended December 31, 1993 and each of the years in the two-year period ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Orbit International Corp. and subsidiaries at December 31, 1994 and December 31, 1993 and the results of their operations and their cash flows for the year ended December 31, 1994, the six-month period ended December 31, 1993 and each of the years in the two-year period ended June 30, 1993 in conformity with generally accepted accounting principles.

          Attention is directed to Note J[5] with respect to a class action complaint filed against an affiliate and the Company.



Richard A. Eisner & Company, LLP

New York, New York
March 10, 1995

With respect to Note J[5]
March 17, 1995

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




       December 31,


A S S E T S
   1994
    1993


(Note G)






Current assets:




   Cash and cash equivalents (Note A[2]). . . . . . . . .
$   815,000
$  5,447,000


   Investments in marketable securities (Note A[6]) . . .
9,138,000
5,699,000


   Accounts receivable (less estimated doubtful accounts




     of $769,000 at December 31, 1994, $882,000 at




     December 31, 1993. . . . . . . . . . . . . . . . . .
5,277,000
5,258,000


   Inventories (Notes A[3] and D) . . . . . . . . . . . .
21,006,000
15,181,000


   Prepaid and refundable taxes . . . . . . . . . . . . .

168,000


   Other current assets . . . . . . . . . . . . . . . . .
  1,191,000
   1,184,000







          Total current assets. . . . . . . . . . . . . .
37,427,000
32,937,000







Investment in and advances to affiliate (Note N). . . . .

11,517,000


Property, plant and equipment - at cost, less accumulated




   depreciation and amortization (Notes A[4] and E) . . .
3,279,000
3,690,000


Excess of cost over the fair value of assets acquired,




   less accumulated amortization of $1,093,000 at




   December 31, 1994, $464,000 at December 31, 1993




   (Note A[5]). . . . . . . . . . . . . . . . . . . . . .
12,129,000
13,251,000


Restricted investments (Note A[6]). . . . . . . . . . . .
7,805,000
8,550,000


Other assets (Note A[7] and B). . . . . . . . . . . . . .
  2,871,000
   3,160,000












          T O T A L . . . . . . . . . . . . . . . . . . .
$63,511,000
$ 73,105,000












L I A B I L I T I E S









Current liabilities:




   Notes payable (Note G[2]). . . . . . . . . . . . . . .
$ 2,602,000
$  1,984,000


   Current portion of long-term obligations (Note G[1]) .
3,096,000
2,572,000


   Accounts payable . . . . . . . . . . . . . . . . . . .
3,734,000
4,633,000


   Accrued expenses . . . . . . . . . . . . . . . . . . .
2,367,000
1,302,000


   Due to factor. . . . . . . . . . . . . . . . . . . . .
 11,540,000
     454,000







          Total current liabilities . . . . . . . . . . .
23,339,000
10,945,000







Long-term obligations (less current portion) (Note G[1]).
8,909,000
10,419,000


Deferred taxes (Note K[4]). . . . . . . . . . . . . . . .

   2,115,000







          Total liabilities . . . . . . . . . . . . . . .
 32,248,000
  23,479,000







Commitments and contingencies (Notes B, F and J)














STOCKHOLDERS' EQUITY




(Notes G[3] and H)









Capital stock - $.10 par value. . . . . . . . . . . . . .
877,000
1,172,000


Additional paid-in capital. . . . . . . . . . . . . . . .
23,170,000
32,710,000


Retained earnings . . . . . . . . . . . . . . . . . . . .
18,227,000
35,222,000


Less treasury stock, at cost. . . . . . . . . . . . . . .
(9,520,000)
(18,106,000)


Less unearned portion of compensatory stock . . . . . . .
(148,000)
(442,000)


Foreign currency translation adjustment . . . . . . . . .
 (1,343,000)
    (930,000)







          Total stockholders' equity. . . . . . . . . . .
 31,263,000
  49,626,000












          T O T A L . . . . . . . . . . . . . . . . . . .
$63,511,000
$ 73,105,000





                  The accompanying notes to financial statements
                           are an integral part hereof.

                                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




Capital Stock










25,000,000 Shares




Unearned Portion of




        Authorized



      Treasury Stock

  Compensatory Stock

Foreign



Number of

Additional

Number

Number

Currency



Shares

Paid-in
Retained
of

of

Translation



  Issued

   Amount

   Capital

  Earnings

  Shares
   Amount

 Shares
  Amount

Adjustment






Balance - July 1, 1991
 .
 . . .
 . . .
10,882,000
$1,088,000
$28,934,000

$24,830,000

5,087,000
$16,977,000

184,000
$1,178,000

$  99,000


Exercise of stock
options

 . .
 . . .
832,000
83,000
2,831,000








Compensatory stock
earned. . .
 . . .






(46,000)
(294,000)



Compensation
attributable
to
stock











   options . . . . . .
 .
 . . .
 . . .


231,000








Foreign currency
translation











   adjustment. . . . .
 .
 . . .
 . . .








(354,000)


Tax benefit
attributable
to
exercise











   of stock options. .
 .
 . . .
 . . .


327,000








Net earnings for the
year. . .
 . . .






  2,902,000






















Balance - June 30,
1992.
 . . .
 . . .
11,714,000
1,171,000
32,323,000
27,732,000
5,087,000
16,977,000
138,000
884,000
(255,000)


Exercise of stock
options. . .
 . . .
9,000
1,000
41,000








Compensatory stock
earned. . .
 . . .






(46,000)
(294,000)



Compensation
attributable
to
stock











   options . . . . . .
 .
 . . .
 . . .


231,000








Foreign currency
translation











   adjustment. . . . .
 .
 . . .
 . . .








(429,000)


Net earnings for the
year. . .
 . . .






 11,235,000






















Balance - June 30,
1993.
 . . .
 . . .
11,723,000
1,172,000
32,595,000
38,967,000
5,087,000
16,977,000
92,000
590,000
(684,000)


Purchases of treasury
stock. .
 . . .




229,000
1,129,000





Compensatory stock
earned. . .
 . . .






(23,000)
(148,000)



Compensation
attributable
to
stock











   options . . . . . .
 .
 . . .
 . . .


115,000








Foreign currency
translation











   adjustment. . . . .
 .
 . . .
 . . .








(246,000)


Net (loss) for the six
months











   ended December 31,
1993 . .
 . . .







(3,745,000)





















Balance - December 31,
1993. .
 . . .
11,723,000
1,172,000
32,710,000
35,222,000
5,316,000
18,106,000
69,000
442,000
(930,000)


Purchases of treasury
stock. .
 . . .




480,000
1,480,000





Compensatory stock
earned. . .
 . . .






(46,000)
(294,000)



Compensation
attributable
to
stock











   options . . . . . .
 .
 . . .
 . . .


231,000








Foreign currency
translation











   adjustment. . . . .
 .
 . . .
 . . .








(413,000)


Retirement of treasury
shares.
 . . .
(2,952,000)

(295,000)

(9,771,000)

(2,952,000)

(10,066,000)






Net loss for the year
ended











   December 31, 1994 .
 .
 . . .
 . . .







(16,995,000)























BALANCE - DECEMBER 31,
1994. .
 . . .
 8,771,000

$  877,000

$23,170,0000
$
18,227,000
 2,844,000
$
9,520,000
 23,000
$  148,000

$(1,343,0000)0



                              The accompanying notes to financial statements
                                       are an integral part hereof.

                                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS





Six Months




Year Ended
Ended




December 31,
December 31,
    Year Ended June 30,



    1994
    1993
    1993
    1992





Net sales (Notes A[8] and C). . . . . . . . . . . . . . .
$ 57,830,000
$42,819,000
$ 73,545,000
$95,906,000


Cost of sales . . . . . . . . . . . . . . . . . . . . . .
  47,401,000
 33,467,000
  54,210,000
 69,827,000









Gross profit. . . . . . . . . . . . . . . . . . . . . . .
  10,429,000
  9,352,000
  19,335,000
 26,079,000









Other (income), costs and expenses:






   Selling, general and administrative. . . . . . . . . .
15,911,000
7,391,000
16,908,000
21,054,000


   Interest . . . . . . . . . . . . . . . . . . . . . . .
1,468,000
976,000
1,064,000
2,276,000


   Investment and other income. . . . . . . . . . . . . .
(2,015,000)
(1,482,000)
(1,312,000)
   (940,000)


   Gain arising from sale of stock by subsidiary (Note N)


(13,738,000)



   Equity in (earnings) loss of and write-down/write-off






     of investment in affiliate (Notes A[1] and N). . . .
  13,987,000
  8,386,000
     (73,000)











  29,351,000
 15,271,000
   2,849,000
 22,390,000









Earnings (loss) before taxes and cumulative effect of






   a change in accounting principle . . . . . . . . . . .
(18,922,000)
(5,919,000)
16,486,000
3,689,000


Taxes (benefit) on income (Notes A[9] and K). . . . . . .
  (1,927,000)
 (2,174,000)
   5,894,000
    787,000









Earnings (loss) before cumulative effect of a change






   in accounting principle. . . . . . . . . . . . . . . .
(16,995,000)
(3,745,000)
  10,592,000
  2,902,000









Cumulative effect of a change in accounting principle






   (Note O) . . . . . . . . . . . . . . . . . . . . . . .


     643,000










NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . . . .
$(16,995,000)
$(3,745,000)
$ 11,235,000
$ 2,902,000









Earnings (loss) per share (Note L):






   Earnings (loss). . . . . . . . . . . . . . . . . . . .
$(2.75)
$(.57)
$1.59
    $.46


   Cumulative effect of a change in accounting principle.


  .10

















   NET EARNINGS (LOSS). . . . . . . . . . . . . . . . . .
$(2.75)
$(.57)
$1.69
$.46









Pro forma amounts assuming the new method of accounting






   was applied retroactively (Note O):






     Net earnings . . . . . . . . . . . . . . . . . . . .



3,250,000









     Net earnings per share . . . . . . . . . . . . . . .



$.52









                              The accompanying notes to financial statements
                                       are an integral part hereof.

                                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS





Six Months




Year Ended
Ended




December 31,
December 31,
     Year Ended June 30,





    1994
    1993

    1993

    1992





Cash flows from operating activities:






   Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . .
$(16,995,000)
$
(3,745,000)
$ 11,235,000

$  2,902,000



   Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:






       Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(85,000)
66,000
126,000
132,000


       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
521,000
262,000
457,000
937,000


       Cumulative effect of a change in accounting principle . . . . . . . . .
 .
 .
 . . . . . . . .


(643,000)



       Gain arising from sale of stock by subsidiary . . . . . . . . . . . . .
 .
 .
 . . . . . . . .


(13,738,000))



       Earnings of subsidiary prior to divestiture of controlling interest . .
 .
 .
 . . . . . . . .


(1,622,000)



       Equity in earnings (loss) of and writedown of investment in affiliate .
 .
 .
 . . . . . . . .
13,987,000
8,386,000
(73,000)



       Charges to affiliate. . . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .


(1,704,000)



       Amortization and write-off of goodwill. . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
671,000
337,000
56,000
250,000


       Deferred tax (benefit). . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(2,115,000)
(2,796,000)
5,179,000
(12,000)


       Compensatory issuance of stock and options. . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
525,000
262,000
525,000
525,000


       Change in value of marketable securities. . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(222,000)
25,000

(49,000)


       Imputed interest on acquisition note. . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
274,000





       Purchases of marketable trading securities. . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(24,594,000)





       Proceeds of sales of marketable trading securities. . . . . . . . . . .
 .
 .
 . . . . . . . .
22,122,000





       Changes in operating assets and liabilities, net of effects from acquisitions of businesses in 1993:






           (Increase) decrease in accounts receivable. . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(192,000)
(2,258,000)
412,000
(11,000)


           Decrease (increase) in inventories. . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(6,036,000)
7,475,000
2,497,000
(7,930,000)


           (Increase) decrease in prepaid and refundable taxes . . . . . . . .
 .
 .
 . . . . . . . .
168,000
(168,000)
(432,000)
547,000


           (Increase) in other current assets. . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(53,000)
(248,000)
(56,000)
(115,000)


           Increase (decrease) in accounts payable . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(784,000)
482,000
(416,000)
1,094,000


           (Decrease) increase in accrued expenses . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(1,597,000)
(344,000)
88,000
1,818,000


           Increase in income taxes payable. . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
     188,000
     180,000



     467,000



             Net cash provided by (used in) operating activities . . . . . . .
 .
 .
 . . . . . . . .
 (14,217,000)
   7,916,000

   1,891,000

     555,000










Cash flows from investing activities:






   Purchases of marketable securities. . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .

(17,930,000)
(36,310,000)
(12,842,000)


   Proceeds of sales of marketable securities. . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .

15,901,000
26,030,000
22,110,000


   Acquisitions of fixed assets. . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(611,000)
(96,000)
(139,000)
(1,582,000)


   Purchase of net assets of acquired companies. . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .

(9,122,000)
(615,000)



   Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
694,000
455,000
338,000
(816,000)


   Proceeds on sale of fixed assets. . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
479,000





   Acquisition costs related to purchase of businesses . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(27,000)
(37,000)
(198,000)
(204,000)


   Proceeds from sale of business. . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .



   1,480,000



   Repayments of affiliate advances. . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .

167,000
  18,380,000




   Proceeds from sales of affiliates stock . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .



     523,000





             Net cash provided by (used in) investing activities . . . . . . .
 .
 .
 . . . . . . . .
     535,000

(10,662,000)
   8,009,000

   8,146,000










Cash flows from financing activities:






   Repayments of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(5,746,000)
(5,218,000)
(1,817,000)
(23,598,000)


   Proceeds of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
5,214,000
5,000,000

11,685,000


   Net advances from (repayments to) factor. . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
11,086,000
(1,555,000)




   Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .


42,000
2,914,000


   Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
  (1,480,000)

(1,129,000)






             Net cash provided by (used in) financing activities . . . . . . .
 .
 .
 . . . . . . . .
   9,074,000

(2,902,000)

(1,775,000)

(8,999,000)









Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
     (24,000)
       6,000

      48,000


(9,000)









NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
(4,632,000)
(5,642,000)
8,173,000
(307,000)









Cash and cash equivalents - beginning of period. . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
   5,447,000
  11,089,000

   2,916,000

   3,223,000










CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . . . . . . . . . . . . . . . .
 .
 .
 . . . . . . . .
$    815,000
$  5,447,000

$ 11,089,000

$  2,916,000










(continued)





/TABLE

                                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (continued)





Six Months




Year Ended
Ended




December
31,
December
31,
     Year Ended June 30,





    1994


    1993


    1993


    1992







Supplemental disclosures of cash flow information:






   Cash paid for:






     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . .
$
1,392,000
$
708,000
$
652,000
$
1,906,000


     Income taxes (net of refunds of $444,000, $24,000 and $594,000 received for the years ended






       December 31, 1994, June 30, 1993 and 1992, respectively). . . . . . . . . .
 . . . . . . . .
(268,000)
436,000
538,000
(308,000)









Supplemental schedule of noncash investing and financing activities:













   [1] The Company acquired fixed assets of $252,000 in the year ended June 30, 1992, pursuant to capital lease obligations.





   [2]  In February 1993, the Company, through a wholly owned subsidiary, Symax
Garment Co. (1993) Ltd., acquired the operating assets of


        Symax Garment Co. (1989) Ltd. The fair value of the net assets as of the date of acquisition is presented below:





          Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
$
158,000





          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . .
99,000





          Property, plant and equipment. . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
84,000





          Excess of cost over the fair value of assets acquired. . . . . . . . .
 . . . . . . . . .
277,000





          Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .

(3,000)












                    Net assets acquired. . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
$
615,000








   [3] In July 1993, the Company acquired substantially all of the assets and the business of The Panda Group, Inc. The fair value of their assets and liabilities as of the date of acquisition are presented below:





          Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
$
5,234,000





          Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
247,000





          Prepaid and other current assets . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
15,000





          Property, plant and equipment. . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
136,000





          Excess of cost over the fair value of assets acquired. . . . . . . . .
 . . . . . . . . .
12,292,000





          Noncompetition agreements. . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
2,000,000





          Other long-term assets . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
64,000





          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
(2,306,000)





          Due to factor. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
(2,009,000)





          Accrued expenses and other current liabilities . . . . . . . . . . . .
 . . . . . . . . .
(143,000)





          Note payable to sellers at acquisition . . . . . . . . . . . . . . . .
 . . . . . . . . .

(6,408,000)












                    Net assets acquired. . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . .
$
9,122,000



















                              The accompanying notes to financial statements
                                       are an integral part hereof.

(NOTE A) - The Company and Summary of Significant Accounting
           Policies:

     [1] The consolidated financial statements include the accounts of Orbit International Corp. and its subsidiaries (the "Company").
All significant intercompany transactions have been eliminated in consolidation. Consolidated operations include the operations of USA Classic, Inc. ("Classic" or "affiliate") through November 1992, at which date Classic sold stock to the public, reducing the Company's equity interest in Classic to less than 50%. Thereafter the Company's investment in Classic is accounted for under the equity method
(Note N). The Company changed its fiscal year-end for financial reporting purposes to December 31.

          The Company and its subsidiaries are engaged in the import and manufacture of men's and women's garments. It is also engaged in the design, manufacture and sale of customized electronic components (see Note M).

     [2] For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     [3] Inventories are valued at the lower of cost (first-in, first-out) or market price.

          Cost of inventory represents the aggregate cost of direct materials, direct labor and manufacturing overhead. The manufacturing overhead included in the inventories is based on the ratio of manufacturing expenses to direct labor for each period.

     [4]  Property, plant and equipment is stated at cost.
Depreciation and amortization of the respective assets is computed using the straight-line method over their estimated useful lives.
Leasehold improvements are amortized using the straight-line method over the remaining life of the lease.

     [5] Excess of cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over twenty years.

     [6] In January 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This standard requires the Company to classify its investments as held-to-maturity, available for sale, or trading. The Company classifies all of its securities as trading securities and are carried at fair value. The adoption of SFAS 115 had no significant impact on the Company's financial statements at December 31, 1994 and December 31, 1993. At December 31, 1994 and December 31, 1993 marketable securities aggregated $16,943,000 and $14,249,000, respectively.

(NOTE A) - The Company and Summary of Significant Accounting
           Policies:  (continued)

     [7]  Covenant not to compete, included in other assets
($2,000,000) will be amortized over a five-year period commencing in 1996 (Note B).

     [8] The Company records sales upon delivery for manufacturing contracts and upon completion of work for engineering contracts; however, in certain instances, the Company ships products to its major customer prior to the issuance of final purchase orders. Therefore, certain of the prices may be subject to adjustment when the customer has completed its review of all elements of the letter subcontract which is issued to the Company prior to the issuance of the purchase order. The Company provides for such adjustments, where appropriate.

     [9] In the (six-month) fiscal year ended December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes are provided for temporary differences between financial accounting and tax reporting. Adoption of this statement had no material effect on the Company's results of operations or financial position.

    [10] The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated using average exchange rates during the period. Foreign currency translation adjustments are not included in determining net income but are reported as a separate component of stockholders' equity.


(NOTE B) - Acquisitions:

     On July 12, 1993 the Company completed the acquisition of substantially all of the assets and the business of The Panda Group, Inc. ("Panda" or "East/West") which is engaged in the design, importation and sale of women's activewear and outerwear, principally under the label "East/West." The Company operates the acquired business as a division of the Company (the "Division"). This acquisition has been accounted for as a purchase.

     Pursuant to an asset purchase agreement (the "Purchase Agreement"), dated July 12, 1993, among the Company, Panda and the selling shareholders, the Company acquired substantially all of the assets of Panda for (i) $7,000,000 in cash, (ii) a secured promissory note to the sellers in the face amount of $8,000,000, (Note G[1]), and
(iii) the assumption of certain liabilities of Panda by the Company.
A portion of the purchase price for the acquisition ($5,000,000) was financed with an acquisition term loan from the Company's primary lender (Note G[1]). Substantially all of the assets of the Panda division collateralize this note.

     The selling shareholders also entered into a Noncompetition
Agreement for consideration of an aggregate of $2,000,000 in cash and the Company's offer of employment under the Employment Agreements.

     On February 23, 1993, the Company acquired, through a wholly owned subsidiary Symax Garment Co. (1993) Ltd. ("Symax"), the operating assets of Symax Garment Co. (1989) Ltd., a manufacturer of private label men's outerwear located in Vancouver, British Columbia, Canada. The purchase price for the assets consisted of a cash payment of approximately US$615,000. The acquisition has been accounted for as a purchase.

     Had the acquisition of Symax been made on July 1, 1991 and the acquisition of Panda been made on July 1, 1992 (unaudited) pro forma sales, earnings and earnings per share from continuing operations would have been $113,105,000, $11,583,000 and $1.74 per share for the year ended June 30, 1993 and $96,917,000, $3,042,000 and $.48 per share for the year ended June 30, 1992.


(NOTE C) - Major Customer:

     One major customer, which, in turn, sells its products to the United States government, accounted for approximately $8,141,000 (14%), $4,504,000 (11%) and $7,846,000 (11%) of the net consolidated sales for the year ended December 31, 1994 and the six months ended December 31, 1993 and the year ended June 30, 1993, respectively. Another customer accounted for $4,245,000 (10%) of the net consolidated sales for the six months ended December 31, 1993. No customer accounted for more than 10% of sales for the year ended June 30, 1992.

(NOTE D) - Inventory:

     Inventories comprise the following:

                                           December 31,
                                        1994          1993
          Raw materials. . . . . .  $ 1,902,000   $ 2,173,000
          Work-in-process. . . . .    5,697,000     6,956,000
          Finished goods . . . . .   13,407,000     6,052,000

                    T o t a l. . .  $21,006,000   $15,181,000

(NOTE E) - Property, Plant and Equipment:

     Property, plant and equipment is summarized as follows:

                                              December 31,
                                            1994         1993
     Land and building . . . . . . . . .  $2,888,000   $2,727,000
     Building and leasehold improvements     494,000      447,000
     Machinery and equipment . . . . . .   1,940,000    2,673,000
     Furniture and fixtures. . . . . . .     477,000      575,000

               T o t a l . . . . . . . .   5,799,000    6,422,000

     Accumulated depreciation
           and amortization . . . . . . . .   2,520,000    2,732,000

               B a l a n c e . . . . . .  $3,279,000   $3,690,000

(NOTE F) - Leasing Arrangements:

     Operating leases are for office, showroom, warehouse and manufacturing facilities and are subject to annual increases based on changes in the Consumer Price Index and increases in real estate taxes and certain operating expenses.

     Future minimum lease payments as at December 31, 1994 under operating lease agreements that have initial or remaining noncancellable lease terms in excess of one year are as follows:

<CATION>
          Year Ending                             Operating
          December 31,                             Leases
              1995. . . . . . . . . . . . . . .  $1,009,000
              1996. . . . . . . . . . . . . . .     954,000
              1997. . . . . . . . . . . . . . .     944,000
              1998. . . . . . . . . . . . . . .     933,000
              1999. . . . . . . . . . . . . . .     780,000
              Thereafter. . . . . . . . . . . .     322,000

                        Total minimum lease
                    payments . . . . . .  $4,942,000

     Operating lease rent expense for the year ended December 31, 1994 and for the six months ended December 31, 1993 and for the years ended June 30, 1993 and June 30, 1992 was $1,100,000, $452,000, $813,000 and
$1,144,000, respectively.


(NOTE G) - Debt:

     [1]  Long-term obligations consist of the following:

                                                                                               December 31,
                                                                                            1994          1993
Term loan collateralized by $3,500,000 of treasury bills, inventories, accounts receivable and general tangibles of the electronic subsystems division, bearing interest at LIBOR (5.44% at December 31, 1994) plus .75%, repayable in
   annual installments of $1,000,000 from January 1, 1995 through January 1, 1997. . .  $ 3,000,000   $ 3,475,000

Promissory note to the sellers of the Panda Group collateralized by the operating assets of the Company's East/West division (face amount $8,000,000) -
   effective interest at 4.15% at December 31, 1994 and 6% at December 31, 1993, due
   on December 31, 1998, must be prepaid to the extent of 50% of the "net profits"
   (as defined) generated by the division in each calendar year commencing with the
   year ending December 31, 1994 (Note B). . . . . . . . . . . . . . . . . . . . . . .    6,875,000     6,601,000

Term loan collateralized by certain real estate of the electronic subsystems division, bearing interest at LIBOR (6.13% at December 31, 1994) plus .75% (floating),
   payable in $250,000 quarterly installments through April 1, 1996. . . . . . . . . .    1,250,000     2,250,000

Term loan collateralized by certain treasury bills held by the Company bearing interest at LIBOR (6.13% at December 31 1994) plus .75%, payable in $232,500
   quarterly installments through November 1, 1995 . . . . . . . . . . . . . . . . . .      650,000

Subordinated debt (face amount $239,000 and $716,000) - imputed interest at 15%. . . .      230,000       665,000

          T o t a l. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,005,000    12,991,000

Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,096,000     2,572,000

Noncurrent portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,909,000   $10,419,000

          The long-term portion of the Company's debt at December 31, 1994 is payable as follows:

               Year Ending
               December 31,
                   1996 . . . . . . . . . . .  $ 1,500,000
                   1997 . . . . . . . . . . .    1,000,000
                   1998 . . . . . . . . . . .    6,409,000

                             T o t a l. . . .  $ 8,909,000

     [2] Short-term notes payable aggregated $2,602,000 at December 31, 1994 and $1,984,000 at December 31, 1993.

          Canada Classique, Inc. ("CCI"), a subsidiary, had a C$6,000,000 (US$4,276,000) revolving credit facility with a bank in Canada which increases to C$12,000,000 (US$8,552,000) during peak periods of production during the year (as defined). The interest rate on the primary facility is at the bank's prime lending rate (8% at December 31, 1994) plus .25% and during peak production, the prime rate plus .50% on the first C$5,000,000 of borrowings and prime rate plus .75% on any amounts borrowed above C$5,000,000. Borrowings under this facility amounted to C$3,146,000 (US$2,242,000) at December 31, 1994. The facility is collateralized by substantially all the assets of CCI.

          At December 31, 1994, Winnipeg Leather, Inc. ("Winnipeg Leather"), a subsidiary, had a C$1,600,000 (US$1,140,000) revolving credit facility with a bank in Canada bearing interest at the bank's prime rate (8% at December 31, 1994) plus .75% collateralized by substantially all the assets of Winnipeg Leather. Borrowings under this facility amounted to C$506,000 (US$360,000) at December 31, 1994.

          Both of the lending facilities of CCI and Winnipeg Leather expired on December 31, 1993. The bank continued to lend to the companies under the same terms as the expired facilities during 1994. The Company continues to negotiate with the bank to reach a final agreement; the loans are due on demand.

     [3] Under the various debt agreements, the Company and its subsidiaries are required to comply with certain covenants which specify minimum cash and cash equivalents to be on its balance sheet at all times, minimum working capital, and tangible net worth requirements and are precluded from declaring and paying any dividends without the consent of such lenders. The Company was in default on certain covenants which have been waived by the lender. Certain covenants have been amended by the lender for further compliance.

     [4] In February 1992, Classic entered into certain factoring and credit arrangements. Prior to the public offering (Note N), the Company had guaranteed Classic's obligations under these arrangements and had pledged certain cash collateral as security for the guaranty. As a result of the public offering, these arrangements were modified so that all cash collateral was released and the agreement was amended to provide a $3,000,000 limited guaranty from the Company. On
July 12, 1993, the Company was released from such guarantee relating to transactions subsequent thereto but not from any obligations which arose prior to July 12, 1993.

     [5] In July 1993 East/West entered into a Restated and Amended Factoring Agreement with the Company's primary lender. Advances by the factor prior to the maturity date of receivables sold bear interest at prime plus 1.50%. In connection with the amended facility, the Company pledged $4,890,000 of its marketable securities.

     [6] The Company is guarantor on an installment obligation of Classic aggregating approximately $360,000 at December 31, 1994.


(NOTE H) - Capital Stock, Options and Warrants:

     [1] In consideration of the principal officer's entry into an employment agreement in a prior year, the Company sold to the officer 460,000 shares of its capital stock at $.10 per share. The unearned shares are subject to repurchase by the Company, at the same price, in the event of resignation or discharge for cause of the principal officer.

          The differences between the fair value of the shares at the dates options are granted or extended, or shares issued, and the exercise price of the options, or issue price, are charged to operations over the term of the officer's employment agreement terminating in 1995.

     [2] Under the Company's stock option plans, options for the purchase of the Company's common stock may be issued to officers, directors and key employees at prices and terms determined by the Board of Directors. The exercise price of certain options held by officers and employees may be paid in full or in part by shares of stock of the Company. Certain options may be exercised with a ten-year unsecured note and others may be exercised in part with one-year notes.

          A summary of activity related to the Company's stock option plans is as follows:

                                                          Number
                          Number of     Option Price    of Shares
                           Shares        Per Share     Exercisable
Outstanding at July 1,
   1991 . . . . . . . .  1,731,000   $3.50  -  $5.50    1,731,000
Exercised . . . . . . .   (832,000)       $3.50
Cancelled . . . . . . .     (3,000)       $3.50
Outstanding at June 30,
   1992 . . . . . . . .    896,000   $4.50  -  $5.50      896,000
Exercised . . . . . . .     (9,000)  $4.50  -  $5.50
Cancelled . . . . . . .     (6,000)       $4.50
Outstanding at June 30,
   1993 . . . . . . . .    881,000   $4.50  -  $5.50      881,000
Granted . . . . . . . .     50,000       $5.125
Cancelled . . . . . . .    (31,000)  $4.50  -  $4.875
Outstanding at
   December 31, 1993. .    900,000   $4.75  -  $5.50      850,000
Granted . . . . . . . .    965,000       $3.125
Cancelled . . . . . . .   (900,000)  $4.75  -  $5.50
Outstanding at
   December 31, 1994. .    965,000       $3.125            - 0 -

          At December 31, 1994 options for the purchase of 535,000 shares were available for future grant.


(NOTE I) - Employee Benefit Plans:

     A profit-sharing and incentive-savings plan provides benefits to certain employees who meet specified minimum service and age requirements. The plan provides for contributions by the Company equal to one-half of employee contributions (but not more than 2% of eligible compensation), and the Company may make additional contributions out of current or accumulated net earnings at the sole discretion of the Company's Board of Directors.

     The Company contributed $312,000, $96,000, $184,000 and $218,000, to the plans for the year ended December 31, 1994 and for the six months ended December 31, 1993 and for the years ended June 30, 1993 and June 30, 1992.


(NOTE J) - Commitments and Contingencies:

     [1] Employment contracts, certain of which may be terminated by the Company on not less than three years prior notice and others expiring in 1996 with certain officers of the Company and its subsidiaries provide for minimum annual compensation of $2,299,000.
In addition, certain key officers of one of the Company's divisions are entitled to bonuses aggregating $300,000 per year based on the division's profitability (Note B). Other key officers are entitled to bonuses aggregating 5% of consolidated earnings before taxes, as defined, up to $5,000,000 and 7.5% thereafter. In the event of a change in control of the Company, certain officers have the right to elect a lump sum payment representing future compensation due them over the remaining years of their contracts.

     [2] A substantial portion of the revenues of the electronic subsystems division is subject to audit by U.S. government agencies. In the opinion of management, adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

     [3] At December 31, 1994, the Company had letters of credit outstanding totalling approximately $5,537,000.

     [4]  Concentration of credit risk:

          The Company sells the majority of its apparel products to department stores, mass merchandisers and specialty stores. A major customer of its electronic subsystems division sells the Company's products to the United States Government (See Note C). The Company maintains its cash and money market accounts principally at two banks. The majority of the Company's investments are in United States Treasury bills, and various municipal and corporate bonds.

     [5]  Litigation:

          On September 23, 1993, a class action was commenced by an alleged shareholder of USA Classic (formerly a subsidiary of the Company), against USA Classic and certain of its directors in the United States District Court for the Southern District of New York. The action was commenced on behalf of shareholders, other than the defendants, who acquired their shares from November 20, 1992, the date of the initial offering, through September 22, 1993, and alleges violations of the Securities Act of 1933 in connection with the offering as well as violations of Section 10b of the Securities Exchange Act of 1934. The plaintiffs are seeking compensatory damages as well as fees and expenses.

          On February 1, 1994, a Consolidated Amended Complaint was filed in the class action. The amended Complaint adds the Company as a defendant and alleges that the Company is a "controlling person" of USA Classic and an "aider and abetter" of the alleged violations of the securities laws. The Amended Complaint was answered on March 21, 1994. The Company plans to vigorously defend the action.

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


(NOTE K) - Income Taxes:

     [1] The provision (benefit) for income taxes is comprised of the following:

                                              Six Months
                                Year Ended      Ended
                               December 31,  December 31,   Year Ended June 30,
                                    1994         1993         1993        1992
     Current:
        Federal . . . . . . .  $    - 0 -    $   155,000   $  573,000   $390,000
        Foreign and state . .      188,000       467,000      142,000    409,000
     Deferred:
        Federal . . . . . . .   (1,823,000)   (2,956,000)   5,058,000    (12,000)
        Foreign and state . .     (292,000)      160,000      121,000
               T o t a l. . .  $(1,927,000)  $(2,174,000)  $5,894,000   $787,000

     [2] Expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense for continuing operations as follows:

                                          Percent of Pre-Tax Earnings (Loss)
                                              From Continuing Operations
                                                   Six Months     For the Years
                                     Year Ended      Ended            Ended
                                    December 31,  December 31,       June 30,
                                        1994          1993        1993      1992
"Expected" tax expense (benefit) .     (34.0)%       (34.0)%     34.0 %    34.0 %
Increase (reduction) in taxes
   resulting from:
     Foreign and state income
       tax, net of federal income
       tax benefit . . . . . . . .       (.3)          8.7        1.4       8.0
     Nondeductible items . . . . .       1.3           1.8         .7       7.2
     Tax exempt interest and
       dividend income . . . . . .                     (.7)       (.1)     (2.6)
     Utilization of net operating
       losses. . . . . . . . . . .                   (14.4)               (25.7)
     Nonutilization of net
       operating and capital loss
       carryforwards and
       carrybacks (Note K[4]). . .      22.1                      1.5
     Utilization of tax credits. .                     (.2)      (3.3)     (1.8)
     Utilization of capital loss
       carryforward. . . . . . . .                     (.4)       (.2)
     Other . . . . . . . . . . . .        .7           2.5        1.8       2.2

                                       (10.2)%       (36.7)%     35.8 %    21.3 %

     [3]  Deferred tax (benefit) is comprised of the following:

                                            Six Months
                              Year Ended      Ended
                             December 31,  December 31,    Year Ended June 30,
                                 1994          1993          1993        1992
State deferred tax expense
   net of federal deferred
   tax. . . . . . . . . . .  $  (192,000)  $   160,000   $   52,000
Utilization of the
   percentage of completion
   method of revenue
   recognition for tax
   purposes . . . . . . . .                                  66,000   $ (88,000)
Provision for doubtful
   accounts and certain
   expenses attributable
   to inventory under the
   Tax Reform Act of 1986 .       88,000        57,000     (153,000)     94,000
Utilization of accelerated
   methods of depreciation
   for tax purposes . . . .     (236,000)      224,000     (340,000)    174,000
Compensation attributable
   to stock options . . . .      (79,000)      (39,000)     (79,000)    (79,000)

(carried forward) . . . . .     (419,000)      402,000     (454,000)    101,000

                                            Six Months
                              Year Ended      Ended
                             December 31,  December 31,    Year Ended June 30,
                                 1994          1993          1993        1992
(brought forward) . . . . .  $  (419,000)     $   402,000   $ (454,000)  $ 101,000

Reversal of provision for
   loss on disposal of
   operations . . . . . . .                                             850,000
Utilization of net
   operating loss
   carryforward . . . . . .                   (164,000)                (860,000)
Interest not currently
   deductible for tax . . .      (92,000)     (269,000)
(Utilization of and
   increase in) tax credits     (502,000)                   (76,000)
Restoration of deferred
   tax liability eliminated
   by utilization of prior
   year tax credit. . . . .                    158,000
Decrease (increase) in
   availability of net
   operating loss and
   capital losses
   carryforwards. . . . . .   (2,708,000)                 1,132,000
Inventory (writedowns)
   recovery . . . . . . . .     (535,000)       68,000     (136,000)   (196,000)
Rate differential due to
   surtax exemptions. . . .                     61,000                   61,000
(Decrease) in gain arising
   from sale of stock by
   subsidiary . . . . . . .   (1,832,000)   (2,975,000)   4,807,000
Increase in valuation
   reserve on deferred tax
   asset. . . . . . . . . .    3,955,000
Other . . . . . . . . . . .       18,000       (77,000)     (94,000)     32,000

                             $(2,115,000)  $(2,796,000)  $5,179,000   $ (12,000)

     [4]  The deferred tax asset (liability) is as follows:

                                                   December 31,
                                                1994          1993
Deferred tax liability:
   Gain from sale of stock of subsidiary .                $(2,124,000)
   Other - various temporary differences .  $  (314,000)     (340,000)

                                               (314,000)   (2,464,000)

Deferred tax asset:
   Alternative minimum tax credit
     carryforward. . . . . . . . . . . . .      561,000
   Net operating loss and capital loss
     carryforwards (including pre-
     acquisition net operating loss
     carryforwards . . . . . . . . . . . .    4,287,000     1,752,000
   Other - various temporary differences .    1,846,000     1,022,000

                                              6,694,000     2,774,000

Valuation allowance on deferred asset. . .   (6,380,000)   (2,425,000)

Net deferred tax liability . . . . . . . .  $   - 0 -     $(2,115,000)

          A valuation allowance against deferred tax assets has been established since there is no assurance that the tax benefits will be realized in the future.

     [5] A subsidiary whose operations were disposed of in 1991 has a tax net operating loss carryforward approximating $5,700,000 (approximately $5,042,000 for alternative minimum tax) available to offset future taxable income of the parent company only, through June 30, 2001, and investment tax credits and research and development credits aggregating approximately $603,000 to offset taxes payable of the parent company only, through 2001. All such carryforwards arose prior to acquisition. The aforementioned loss carryforwards and tax credits have remained with the Company subsequent to disposal of the operations. As at December 31, 1994, the Company has alternative minimum tax credits of approximately $561,000 which have no limitation on the carryforward period, net operating losses of $4,334,000 which expire in 2009 and capital loss carryforwards of $2,079,000 which expire in 1999.

(NOTE L) - Earnings Per Share:

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during each period, utilizing the treasury stock method or modified treasury stock method where applicable. The average number of shares and equivalent shares outstanding for the years ended June 30, 1993 and June 30, 1992 were 6,667,000 and 6,287,000, respectively. The average number of shares for the year ended December 31, 1994 and for the six-month period ended December 31, 1993 were 6,169,000 and 6,520,000, respectively; common share equivalents were not considered since their effect would be antidilutive.


(NOTE M) - Business Segments:

     The Company's business segments are electronic subsystems, apparel - U.S. operations and apparel - Canadian operations.
Corporate assets are principally cash, cash equivalents and marketable securities and in 1993 investment in and advances to affiliate. The following is business segment data for the Company as at and for the year ended December 31, 1994, the six months ended December 31, 1993 and the years ended June 30, 1993 and June 30, 1992:

                                            Six Months
                              Year Ended      Ended
                             December 31,  December 31,    Year Ended June 30,
                                 1994          1993         1993         1992
Net sales:
   Electronic subsystems. .  $ 12,254,000  $ 6,659,000  $14,191,000  $14,496,000
   Apparel - U.S.
     operations . . . . . .    28,543,000   19,821,000   35,973,000   54,977,000
   Apparel - Canadian
     operations . . . . . .    17,033,000   16,339,000   23,381,000   26,433,000

          T o t a l . . . .  $ 57,830,000  $42,819,000  $73,545,000  $95,906,000
/TABLE

                                            Six Months
                              Year Ended      Ended
                             December 31,  December 31,    Year Ended June 30,
                                 1994          1993         1993         1992
Operating income (loss):
   Electronic subsystems. .  $  2,625,000  $ 2,349,000  $ 2,875,000  $ 1,721,000
     Apparel - U.S.
       operations . . . . .    (3,217,000)   1,587,000    3,797,000    3,391,000
     Apparel - Canadian
       operations . . . . .    (1,628,000)     (59,000)    (153,000)   1,726,000
     Operating income
       (loss) . . . . . . .    (2,220,000)   3,877,000    6,519,000    6,838,000

General corporate (expense)    (1,981,000)  (1,007,000)  (4,092,000)  (1,813,000)
Interest (expense). . . . .    (1,468,000)    (976,000)  (1,064,000)  (2,276,000)
Gain arising from sale of
   stock by subsidiary. . .                              13,738,000
Equity in earnings (loss)
   of and writedown/
   write-off of investment
   in affiliate . . . . . .   (13,987,000)  (8,386,000)      73,000
Investment and other income       734,000      573,000    1,312,000      940,000

Earnings (loss) before
   taxes on income and
   cumulative effect of a
   change in accounting
   principle. . . . . . . .  $(18,922,000) $(5,919,000) $16,486,000  $ 3,689,000

Assets:
   Electronic subsystems. .  $  9,522,000  $11,615,000  $13,046,000  $18,228,000
   Apparel - U.S.
     operations . . . . . .    27,422,000   19,526,000                34,967,000
   Apparel - Canadian
     operations . . . . . .     8,879,000   10,626,000   15,385,000   13,698,000
   Corporate assets . . . .    17,688,000   31,338,000   43,404,000    4,837,000

          T o t a l . . . .  $ 63,511,000  $73,105,000  $71,835,000  $71,730,000

Capital expenditures:
   Electronic subsystems. .  $     47,000  $    26,000  $    68,000  $    13,000
   Apparel - U.S.
     operations . . . . . .       373,000      137,000                 1,754,000
   Apparel - Canadian
     operations . . . . . .       191,000       53,000       75,000       53,000

          T o t a l . . . .  $    611,000  $   216,000  $   143,000  $ 1,820,000

Depreciation and
   amortization:
     Electronic subsystems.  $    343,000  $   190,000  $   391,000  $   167,000
     Apparel - U.S.
       operations . . . . .        55,000       24,000                   660,000
     Apparel - Canadian
       operations . . . . .       111,000       48,000       66,000      110,000

          T o t a l . . . .  $    509,000  $   262,000  $   457,000  $   937,000


(NOTE N) - Investment in and Advances to Affiliate:

     Classic was a wholly owned subsidiary of the Company until it consummated a public offering of its common stock in November 1992, reducing the Company's equity interest to 43%. As a result of the offering, the Company recognized a gain of $13,738,000 in that year, representing the Company's proportionate share of the increase in the underlying equity of Classic. Approximately $18,200,000 of the net proceeds to Classic was used to repay subordinated indebtedness owed to the Company. The Company accounted for its 43% ownership of the common stock of Classic using the equity method.

     During the six months ended December 31, 1993 the Company wrote-down its investment in Classic by $8,386,000. For the three-month period ended February 28, 1994, Classic recorded a net loss of $3,453,000 and on May 13, 1994 and May 16, 1994, Classic and its wholly owned subsidiaries filed petitions under Chapter 11 of the United States Bankruptcy Code. Consequently, the Company recorded a charge of $13,987,000 which includes its 43% equity interest in Classic and subordinated debt approximating $2,400,000 and a cash charge of approximately $2,500,000 of related costs. See Note J[5] with respect to related litigation.

     The following represents condensed financial information of Classic as of and for the five-month period ended November 30, 1993 and as of and for the year ended June 30, 1993:

                                           November 30,  June 30,
                                               1993        1993
                                               (In Thousands)
     Current assets . . . . . . . . . . .    $35,185     $41,001
     Noncurrent assets. . . . . . . . . .     14,777      14,604

               Total assets . . . . . . .    $49,962     $55,605

     Current liabilities. . . . . . . . .    $11,551     $ 7,784
     Noncurrent liabilities . . . . . . .      5,599       6,527
               Total liabilities. . . . .     17,150      14,311
     Stockholders' equity . . . . . . . .     32,812      41,294
               Total liabilities and
                 stockholders' equity . .    $49,962     $55,605

     Net sales. . . . . . . . . . . . . .    $32,634     $79,115

     Gross profit . . . . . . . . . . . .    $   596     $20,447

     Income before cumulative effect of a
        change in accounting principle. .                $ 1,808

     Net income (loss). . . . . . . . . .    $(8,654)    $ 2,451

(NOTE O) - Change of Accounting Principle and Fourth Quarter
           Adjustments:

     [1] In December 1994, the Company and certain subsidiaries recorded inventory writedowns of approximately $2,400,000.

     [2] The Company recorded tax expense of approximately $1,200,000 for the fourth quarter resulting from the lack of assurance of realizing an anticipated tax benefit from future earnings.

     [3] In June 1993, the Company's 43% owned affiliate, Classic, adopted the accounting policy of deferring design costs that relate to goods to be sold in future selling seasons retroactive to the beginning of the fiscal year. In prior years, it was Classic's policy to include design costs in overhead in the year incurred. Such change resulted in a cumulative effect of a change in accounting principle of $643,000 (net of taxes of $386,000) being recorded by the Company in the fourth quarter of the fiscal year ended June 30, 1993 with a reduction to the amount of gain recognized from the sale of stock by Classic.

          Earnings before cumulative effect of the change in accounting principle for the year ended June 30, 1993 was increased by approximately $180,000 as a result of the change.


(NOTE P) - Subsequent Events:

     [1] On February 24, 1995, the Company's principal officer died. Pursuant to his employment contract, the Company will pay approximately $500,000 to the principal officer's estate in monthly installments over the next three years. The Company is a beneficiary of a $1,500,000 key-man policy on the life of the principal officer.

     [2] Between January and March 1995, the Company opened up standby letters of credit totaling $2,800,000 for the beneficiary of the primary lender to its Canadian subsidiaries to secure a certain level of borrowings of such subsidiaries until a new lending arrangement is finalized.

     [3] In March 1995, the Company pledged $1,700,000 of its marketable securities as security for the Factoring Agreement between East End, a wholly owned subsidiary, and its primary lender.

                REPORT OF INDEPENDENT AUDITORS ON SCHEDULE



Board of Directors and Stockholders
Orbit International Corp.
Hauppauge, New York

          The audits referred to in our report dated March 10, 1995, included Schedule II as at December 31, 1994, for the year ended December 31, 1994, for the six months ended December 31, 1993 and for each of the years in the two-year period ended
June 30, 1993.

          In our opinion, such schedules present fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.



Richard A. Eisner & Company, LLP

New York, New York
March 10, 1995

SCHEDULE II
                                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                     VALUATION AND QUALIFYING ACCOUNTS












Column A
Column B
Column C
Column D
Column E




        Additions







(1)
(2)





Balance at
Charged to
Charged to

Balance at



beginning
cost and
other accounts -
Deductions -
end of



of period
expenses
describe
describe
period










Year ended December 31, 1994:








   Reserve for estimated doubtful accounts


     and allowance. . . . . . . . . . . . .
$  882,000
$  226,000

$339,000 **
$  769,000










          Valuation allowance on deferred







             tax asset. . . . . . . . . . .
$2,425,000
$3,955,000


$6,380,000










Six-month year ended December 31, 1993:







   Reserve for estimated doubtful accounts







     and allowance. . . . . . . . . . . . .
$  676,000
$  171,000
$263,000 *
$228,000 **
$  882,000










          Valuation allowance on deferred







            tax asset . . . . . . . . . . .
$   - 0 -
$2,425,000


$2,425,000










Year ended June 30, 1993:







   Reserve for estimated doubtful accounts.
$  655,000
$  563,000

$467,000 **















  75,000 ***











          T O T A L . . . . . . . . . . . .
$  655,000
$  563,000

$542,000
$  676,000










Year ended June 30, 1992:







   Reserve for estimated doubtful accounts.
$  523,000
$  660,000

$429,000 **















  99,000 ****



          T O T A L . . . . . . . . . . . .
$  523,000
$  660,000

$528,000
$  655,000
















*    Reserve of acquired division at date of acquisition.





**   Amount represents write-offs.






***  Reduction from deconsolidated operations.






**** Discontinued operations.









   The accompanying notes to financial statements are an integral part hereof.