Form 10-Q/A
period 1995-03-31
ORBIT INTERNATIONAL CORP
filed 1995-06-28
CIK 74818

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










               Attention is directed to the accompanying notes to
                  condensed consolidated financial statements

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                    1995           1994
Cash flows from operating activities:
 Net (loss)................................... $  (313,000)   $(11,184,000)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating
  activities:
Depreciation and amortization.................      92,000         130,000
Amortization of goodwill......................     168,000         168,000
Provision for doubtful accounts...............       7,000         (81,000)
Compensatory issuance of stock and options....     262,000         131,000
Deferred tax (benefit)........................                  (2,104,000)
Equity in loss and write-down of investment
 in affiliate.................................                  13,687,000
Imputed interest on acquisition note..........      71,000          99,000
Change in value of marketable trading
 securities...................................    (171,000)         87,000
Purchases of marketable trading securities.... (12,238,000)    (16,834,000)
Proceeds of sales of marketable trading
 securities...................................  13,020,000      13,459,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable..     852,000        (168,000)
  Decrease in inventory.......................     435,000       1,401,000
  (Increase) in prepaid and refundable taxes..                    (762,000)
  (Increase) decrease in other current assets.  (1,461,000)         70,000
  (Decrease) in accounts payable..............  (1,187,000)     (1,942,000)
  Increase in accrued expenses................     857,000         132,000
   Net cash provided by (used in) operating
    activities................................     394,000      (3,711,000)
Cash flows from investing activities:
  Acquisitions of fixed assets................    (190,000)       (152,000)
  Decrease in other assets....................      22,000         198,000
   Net cash provided by (used in) investing
    activities................................    (168,000)         46,000

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (continued)
                                  (unaudited)


Cash flows from financing activities:
  Net advances from (repayments to) factor....   1,353,000         596,000
  Repayments of debt..........................  (1,802,000)     (1,509,000)
  Purchase of treasury stock..................     (68,000)        (97,000)

   Net cash (used in) financing activities....  (  517,000)     (1,010,000)
  Effect of exchange rate changes on cash.....       4,000           1,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS...    (287,000)     (4,674,000)
Cash and cash equivalents - January 1.........     815,000       5,447,000

CASH AND CASH EQUIVALENTS - March 31.......... $   528,000    $    773,000

Supplemental disclosures of cash flow information:

                                                         Three Months
                                                        Ended March 31,
                                                     1995          1994
  Cash paid for:
     Interest......................              $ 559,000       $ 147,000
     Income taxes (net of $ 444,000
       refund in 1994).............              $   4,000       $  44,000


















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

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated: June 28, 1995                      /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated: June 28, 1995                      /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits.  None

         (b) Reports on Form 8-K. No reports on form 8-K were filed by Registrant for the quarter for which this report is filed.