Form 10-Q
period 1995-06-30
ORBIT INTERNATIONAL CORP
filed 1995-08-14
CIK 74818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   June 30, 1995

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

                                                  Yes         No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
       June 30, 1995                                        5,886,000

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

    The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1995.

    The condensed consolidated balance sheet as of December 31, 1994 was condensed from the audited consolidated balance sheet appearing in the 1994 annual report on Form 10-K.

    These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1994.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,      December 31,
                                                1995           1994
                                             (unaudited)
            A S S E T S


Current assets:

  Cash and cash equivalents..............   $  2,544,000   $    815,000

  Investment in marketable trading
   securities, at lower of amortized
   cost or market........................      4,561,000      9,138,000

  Accounts receivable - net of
   estimated doubtful accounts...........      3,875,000      5,277,000

  Inventories - at lower of cost  (first
   in, first out) or market (Notes 2 and
   3)....................................     27,503,000     21,006,000

  Other current assets...................      1,084,000      1,191,000

     Total current assets................     39,567,000     37,427,000

Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................      3,250,000      3,279,000

Excess of cost over the fair value of
  assets acquired - less accumulated
  amortization...........................     11,828,000     12,129,000

Restricted assets - marketable trading
  securities.............................     12,366,000      7,805,000

Other assets.............................      3,105,000      2,871,000

     T O T A L ..........................   $ 70,116,000   $ 63,511,000
</TOTAL>


                 Attention is directed to accompanying notes to
                  condensed consolidated financial statements.



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (continued)

                                                June 30,     December 31,
                                                  1995           1994
                                              (unaudited)
L I A B I L I T I E S


Current liabilities:

  Notes payable (Note 6)..................   $  2,797,000   $  2,602,000
  Current portion of long-term obligations      2,682,000      3,096,000
  Accounts payable........................      4,685,000      3,734,000
  Accrued expenses (Note 5)...............      3,889,000      2,367,000
  Due to factor...........................     19,430,000     11,540,000
  Taxes payable...........................        210,000
     Total current liabilities............     33,693,000     23,339,000

Long-term obligations (less current
  portion above)..........................      7,285,000      8,909,000
     Total liabilities....................     40,978,000     32,248,000

Commitments and contingencies (Notes 4 and 6)

STOCKHOLDERS' EQUITY


Capital stock - authorized 25,000,000
  shares $.10 par value; issued 8,771,000
  shares at June 30, 1995 and December
  31, 1994................................        877,000        877,000

Additional paid-in capital................     23,285,000     23,170,000

Retained earnings.........................     15,781,000     18,227,000

Less treasury stock (2,885,000 and
  2,844,000 shares at June 30, 1995 and
  December 31, 1994, respectively) at cost     (9,588,000)    (9,520,000)

Less unearned portion of compensatory stock                     (148,000)
Foreign currency translation adjustment....    (1,217,000)    (1,343,000)
     Total stockholders' equity............    29,138,000     31,263,000

     T O T A L.............................  $ 70,116,000   $ 63,511,000

                 Attention is directed to accompanying notes to
                  condensed consolidated financial statements.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                              Six Months Ended           Three Months Ended
                                   June 30,                   June 30,
                             1995           1994         1995          1994

Net sales............... $ 19,476,000  $ 16,248,000   $ 8,588,000  $ 5,691,000

Cost of sales (Note 2)..   15,013,000    11,504,000     7,002,000    4,002,000

Gross profit (Note 2)...    4,463,000     4,744,000     1,586,000    1,689,000

Other (income), costs
 and expenses:

  Selling, general and
   administrative.......    7,799,000     6,653,000     3,680,000    3,369,000
  Interest..............    1,286,000       425,000       631,000      225,000
  Investment and other
   (income) (Note 5)....   (2,176,000)     (326,000)     (592,000)    (190,000)
  Equity in loss and
   write-down of
   investment in
   affiliate............                 13,687,000
                            6,909,000    20,439,000     3,719,000    3,404,000
(Loss) before tax
  (benefit).............   (2,446,000)  (15,695,000)   (2,133,000)  (1,715,000)

Tax (benefit)...........                 (3,299,000)                  (503,000)

NET (LOSS).............. $ (2,446,000) $(12,396,000)  $(2,133,000) $(1,212,000)

NET (LOSS) PER SHARE
 (Note 1)............... $       (.42) $      (1.96)  $      (.36) $      (.19)




               Attention is directed to the accompanying notes to
                  condensed consolidated financial statements

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Six Months
                                                      Ended June 30,
                                                    1995           1994
Cash flows from operating activities:
 Net (loss)................................... $ (2,446,000)   $(12,396,000)
 Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
Depreciation and amortization.................      184,000         271,000
Amortization of goodwill......................      326,000         326,000
Provision for doubtful accounts...............      102,000         (79,000)
Compensatory issuance of stock and options....      263,000         263,000
Deferred tax (benefit)........................                   (2,104,000)
Gain on sale of fixed assets..................      (80,000)
Equity in loss and write-down of investment
 in affiliate.................................                   13,687,000
Imputed interest on acquisition note..........      142,000         198,000

Change in value of marketable trading
 securities...................................     (222,000)        142,000
Purchases of marketable trading securities....  (17,157,000)    (17,339,000)
Proceeds of sales of marketable trading
 securities...................................   17,395,000      14,538,000
Changes in operating assets and liabilities:
  Decrease in accounts receivable.............    1,380,000       2,762,000
  (Increase) in inventory.....................   (6,431,000)     (5,280,000)
  (Increase) in prepaid and refundable taxes..                     (840,000)
  (Increase) decrease in other current assets.       78,000        (100,000)
  Increase (decrease) in accounts payable.....    1,024,000        (477,000)
  Increase in accrued expenses................    1,721,000          94,000
   Net cash (used in) operating activities....   (3,721,000)     (6,334,000)

  Cash flows from investing activities:
  Acquisitions of fixed assets................     (282,000)       (293,000)
  Proceeds from sale of fixed assets..........      217,000
  (Increase) decrease in other assets.........     (234,000)        164,000
    Net cash (used in) investing activities...     (299,000)       (129,000)

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

<CAPTIONS>
                                               Six Months
                                               Ended June 30,
                                              1995           1994

Cash flows from financing activities:
  Net advances from factor.................... $ 7,890,000    $  3,773,000
  Proceeds from debt..........................     393,000       2,588,000
  Repayments of debt..........................  (2,463,000)     (2,001,000)
  Purchase of treasury stock..................     (68,000)       (449,000)

   Net cash provided by financing activities..   5,752,000       3,911,000
  Effect of exchange rate changes on cash.....      (3,000)         20,000

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................   1,729,000      (2,532,000)
Cash and cash equivalents - January 1.........     815,000       5,447,000

CASH AND CASH EQUIVALENTS - June 30........... $ 2,544,000   $   2,915,000

Supplemental disclosures of cash flow information:

                                                         Three Months
                                                         Ended June 30,
                                                     1995          1994
  Cash paid for:
     Interest......................              $ 1,200,000   $   375,000
     Income taxes (net of $ 444,000
       refund in 1994).............              $     4,000   $  (390,000)












                 The accompanying notes to financial statements
                          are an integral part hereof.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(NOTE 1) - Loss Per Share:

     Loss per share is based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the six and three month periods ended June 30, 1995 and 1994 are as follows:

                           Six Months Ended             Three Months Ended
                                June 30,                      June 30,
                          1995          1994            1995          1994
Primary                 5,886,000     6,311,000       5,886,000     6,282,000
Fully Diluted           5,886,000     6,311,000       5,886,000     6,282,000

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                              June 30,       December 31,
                                               1995             1994

Raw Materials........................      $  3,707,000   $  1,902,000

Work-in-process......................         5,251,000      5,697,000

Finished goods.......................        18,545,000     13,407,000

             T O T A L...............      $ 27,503,000   $ 21,006,000
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

(NOTE 6) - Debt:

     Under the various debt agreements, the Company and its subsidiaries are required to comply with certain covenants which specify minimum cash and cash equivalents to be on its balance sheet at all times, minimum working capital, and tangible net worth requirements and are precluded from declaring and paying dividends without the consent of such lenders. The Company is currently in compliance with all but one covenant and has been granted a waiver by its lender for the period ended June 30, 1995. The lending facilities of the Canadian Apparel Segment expired on December 31, 1993. During the current period, the Company opened up standby letters of credit totaling $ 3,610,000 for the beneficiary of the primary lender to its Canadian subsidiaries to secure a certain level of borrowings of such subsidiaries until a new lending arrangement is finalized.

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULT OF OPERATIONS

Liquidity, Capital Resources and Inflation:

     Working capital decreased by $ 8,214,000 to $ 5,874,000 during the six month period ended June 30, 1995 from the year ended December 31, 1994 principally due to $ 3,610,000 of marketable securities which was pledged to secure standby letters of credit issued to the Company's lender to its Canadian Apparel Segment as security for borrowings of the Segment under a temporary banking arrangement and to a net loss of $ 2,446,000 incurred by the Company for the six months ended June 30, 1995. The Company expects to finalize a new banking arrangement during the third quarter of 1995. In addition, the Company pledged $ 1,700,000 of its marketable securities as security for the Factoring Agreement between its wholly owned subsidiary, East End Apparel Group Ltd and its primary lender. The Company's working capital ratio as at June 30, 1995 was 1.2 to 1 compared to 1.6 to 1 at December 31, 1994.

     In July 1993, East/West entered into a Restated and Amended Factoring Agreement with its primary lender. Advances by the factor prior to the maturity date of receivables sold bear interest at a rate of prime plus 1.50%. As security for its obligations under such amended facility, the Company has pledged approximately $ 5,000,000 of its marketable securities.

      In September, 1994 East End entered into a Factoring Agreement with the Company's primary lender under the same terms and conditions as East/West. The facility is guaranteed by the Company and as security for its obligations under such facility, the Company has pledged approximately $ 2,200,000 of its marketable securities including $ 500,000 subsequent to June 30, 1995.

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

     The Company's existing capital resources (including its bank credit facilities) and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future. The lending facilities of the Canadian Apparel Segment expired on December 31, 1993 and it is currently holding discussions with a subsidiary of the Company's primary lender and expects to finalize a new lending arrangement by the third quarter of 1995. The Canadian Apparel Segment continues to borrow from its current lender. The facility is guaranteed by the Company, and, as security for its obligations under this temporary arrangement, the Company has provided such lender with standby letters of credit equal to or above the level of borrowings.

     Inflation has not materially impacted the operations of the Company.

Results of Operations:

Six month period ended June 30, 1995 v. June 30, 1994

     Consolidated net sales for the six month period ended June 30, 1995 increased to $ 19,476,000 from $ 16,248,000 from the comparable period of the prior fiscal year due principally to increases in sales from each of its business segments.

     Consolidated net loss for the six months ended June 30, 1995 significantly decreased to $ 2,446,000 from $ 12,396,000 from the comparable period of the prior fiscal year due to a non cash charge in the prior period of $ 13,687,000 (exclusive of tax benefit) reflecting the Company's write-off of its 43% equity interest in USA Classic, Inc., subordinated debt approximating $ 2,400,000 and approximately $ 2,200,000 of related costs. Exclusive of the non-cash charge, the pre-tax loss increased to $ 2,446,000 for the six month period ended
June 30, 1995 compared to $ 2,008,000 from the comparable period of the prior fiscal year due principally to increased operating losses at the Company's United States Apparel Segment.

     Revenues for the United States Apparel Segment for the six months ended June 30, 1995 increased to $ 7,695,000 from $ 5,186,000 from the comparable period of the prior year principally due to revenues recorded by the Company's new East End Apparel Group Ltd. ("Campton Place") subsidiary. Revenues also increased at the Company's East/West division. The operating loss for the six month period ended June 30, 1995 increased to $ 3,406,000 from $ 1,806,000 from the comparable period of the prior year due to a lower gross profit recorded by the Segment due to several factors related to a significantly weak retail environment.

     Revenues for the Canadian Apparel Segment for the six months ended June 30, 1995 increased to $ 3,606,000 from $ 3,214,000 from the comparable period of the prior year due to increased revenue from its Apparel Image Marketing ("A.I.M.") division. The operating loss for the six month period significantly decreased to $ 598,000 from $ 1,137,000 in the prior period due to improved gross margin on sales and a reduction in selling general and administrative costs. The results for the current six month period include $ 353,000 of one-time restructuring consisting of product line and personnel termination charges related to the Segment.

     Revenues for the Electronics Segment for the six months ended June 30, 1995 slightly increased to $ 8,175,000 from $ 7,848,000 from the comparable period of the prior year. Despite the slight increase in revenues, operating income for the six months ended June 30, 1995 slightly decreased to $ 2,255,000 from $ 2,277,000 from the comparable period of the prior fiscal year. Included in the current period results is a provision of approximately $ 875,000 taken in anticipation of costs to be incurred to repair and/or refurbish certain units that have been already shipped to one of the Segment's customers. Management will monitor these costs in subsequent periods.

     Consolidated gross profit as a percentage of sales for the six months ended June 30, 1995 decreased to 22.9% from 29.2% for the comparable period of the prior fiscal year due principally to a lower gross profit realized by the Company's United States Apparel Segment and Electronics Segment and despite a higher gross profit realized by the Company's Canadian Apparel Segment.

     Selling, general and administrative expenses as a percentage of sales for the six months ended June 30, 1995 decreased to 40.0% of sales from 40.9% from the comparable period of the prior fiscal year due to increased revenues. Selling, general and administrative expenses increased to $ 7,799,000 for the six months ended June 30, 1995 from $ 6,653,000 from the comparable period of the prior fiscal year. These increases were principally due to selling, general and administrative costs incurred by the Company's new Campton Place subsidiary and were partially offset by reduced selling, general, and administrative costs at the Company's Canadian Apparel Segment.

     Interest expense significantly increased for the six months ended June 30, 1995 to $ 1,286,000 from $ 425,000 from the prior comparable period principally due to interest charges associated with the financing of the United States Apparel Segment's higher inventory levels in the current period.

     Investment and other income for the six months ended June 30, 1995 significantly increased to $ 2,176,000 from $ 326,000 from the comparable period of the prior year primarily due to (i) insurance proceeds due the Company resulting from the death of the Company's principal officer net of accrued costs due to the officer's estate, (ii) to the reduction in the unrealized loss on marketable securities due to a decrease in interest rates and (iii) increased commission income earned by the Company's U.S. Apparel Segment.

     The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.

Three month period ended June 30, 1995 v. June 30, 1994

     Consolidated net sales for the three month period ended June 30, 1995 increased to $ 8,588,000 from $ 5,691,000 from the prior period of the comparable year due principally to increased revenues from each of its business segments.

     Consolidated net loss for the three months ended June 30, 1995 increased to $ 2,133,000 from $ 1,212,000 from the comparable period of the prior fiscal year due principally to increased operating losses at the Company's United States Apparel Segment. The second quarter is historically the weakest operating quarter for the Company's apparel segments. The increased net loss was also due to the Company not recording an income tax benefit in the current period as it did in the prior period because it is uncertain whether such benefit will be realized in future periods.

     Revenues for the United States Apparel Segment for the three months ended June 30, 1995 increased to $ 2,613,000 from $ 1,602,000 from the comparable period of the prior year principally due to revenues recorded by the Company's new Campton Place subsidiary. Revenues also increased at the Company's East/West division. The operating loss for the three month period ended June 30, 1995 increased to $ 2,221,000 from $ 1,231,000 from the comparable period of the prior year principally due to an operating loss recorded by the new Campton Place subsidiary.

     Revenues for the Canadian Apparel Segment for the three months ended June 30, 1995 increased to $ 1,906,000 from $ 980,000 from the comparable period of the prior year due to increased revenue from its A.I.M. division. The operating loss for the period decreased to $ 259,000 from $ 748,000 in the prior period due principally to increased revenues and gross profit and to a reduction in selling general and administrative expenses. The results for the current six month period include $ 353,000 of one-time restructuring costs related to the Segment.

    Revenues for the Electronics Segment for the three months ended June 30, 1995 increased to $ 4,069,000 from $ 3,109,000 from the comparable period of the prior year due to the billing for the reimbursement of certain engineering costs during the period that were expensed in previous periods. Despite the increase in sales, operating income slightly decreased to $ 952,000 for the period from $ 959,000 in the prior period due principally to a provision of approximately $ 875,000 taken during the period in anticipation of costs to be incurred to repair and/or refurbish certain units that have been already shipped to one of the Segment's customers. Management will monitor these costs in subsequent periods.

     Consolidated gross profit as a percentage of sales for the three months ended June 30, 1995 decreased to 18.5% from 29.7% for the comparable period of the prior fiscal year due principally to a lower gross profit realized by the Company's United States Apparel Segment and Electronics Segment and despite a higher gross profit realized by the Company's Canadian Apparel Segment.

     Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 1995 decreased to 42.9% from 59.2% from the prior period of the comparable year due principally to an increase in revenues. Selling, general and administrative expenses increased to $ 3,680,000 from $ 3,369,000 for the prior comparable period. This increase was principally due to higher expenses incurred by the Company's United States Apparel Segment, particularly those incurred by the new Campton Place subsidiary and despite lower selling and general and administrative expenses incurred by the Company's Canadian Apparel and Electronics segment and lower corporate expenses.

     Interest expense significantly increased for the three months ended June 30, 1995 to $ 631,000 from $ 225,000 from the prior comparable period principally due to interest charges associated with the financing of the United States Apparel Segment's higher inventory levels in the current period.

     Investment and other income for the three months ended June 30, 1995 significantley increased to $ 592,000 from $ 190,000 from the comparable period of the prior year primarily due to the reduction in the unrealized loss on marketable securities due to a decrease in interest rates and increased commission income earned by the Company's U.S. Apparel Segment.

     The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.

Certain Material Trends:

     Despite continued profitability into 1995, the Company's Electronic Segment continues to face a difficult business environment marked by increasing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on its planned delivery schedules, the Company expects a reduction in Electronic Segment revenues in 1995 and 1996.

     The Company's Electronic Segment is continuing to seek new contracts which require up-front design, engineering, prototype and preproduction costs. While the Segment attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by the government for such effort. In addition, even if the government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

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

     Despite the continued market acceptance of its established lines, a weakened economy in the United States and Canada could have an adverse impact on the Apparel Segments' revenues and earnings. The Apparel Segments' large customers include many of the major department stores which may be vulnerable in a weakened economy. Furthermore, many published reports have indicated that the apparel industry has not yet participated in the nation's recent economic recovery and the share of consumer personal spending devoted to apparel has dropped to record lows. Finally, warm weather throughout many regions of the United States and Canada created sluggish outerwear sales for retailers during the third and fourth quarters of 1994. In addition to the negative impact this had on the Company's fourth quarter sales and gross profit in 1994, it is uncertain what impact this may have on the buying capabilities of the major retailers in 1995.

     The lending facilities of the Canadian Apparel Segment expired on December 31, 1993. The Segment is currently holding discussions with a subsidiary of the Company's primary lender and expects to finalize a new lending arrangement by the third quarter of 1995. If the Segment experiences any significant delay in finalizing a new lending arrangement, timely delivery of products to customers during its primary selling season could be impaired. Furthermore, in the event that the Segment is unable to consummate any such banking transaction, it will be forced to significantly decrease its ongoing operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated: August 14, 1995                    /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated: August 14, 1995                    /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits.  None

         (b) Reports on Form 8-K. No reports on form 8-K were filed by Registrant for the quarter for which this report is filed.