Form 10-Q
period 1995-09-30
ORBIT INTERNATIONAL CORP
filed 1995-11-20
CIK 74818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      September 30, 1995

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
                                                  Yes        No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
       September 30, 1995.                                  5,886,000

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

    The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1995.

    The condensed consolidated balance sheet as of December 31, 1994 was condensed from the audited consolidated balance sheet appearing in the 1994 annual report on Form 10-K.

    These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1994.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
                                                  1995           1994
                                               (unaudited)

            A S S E T S


Current assets:
  Cash and cash equivalents..............   $  2,403,000     $   815,000

  Investment in marketable trading
   securities, at lower of amortized
   cost or market........................      4,696,000       9,138,000

  Accounts receivable - net of
   estimated doubtful accounts...........      4,129,000       5,277,000

  Inventories - at lower of cost  (first
   in, first out) or market (Notes 2 and
   3)....................................     24,210,000      21,006,000

  Other current assets...................        960,000       1,191,000

     Total current assets................     36,398,000      37,427,000

Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................      3,192,000       3,279,000

Excess of cost over the fair value of
  assets acquired - less accumulated
  amortization...........................        864,000      12,129,000

Restricted assets - marketable trading
  securities.............................     11,934,000       7,805,000

Other assets                                     704,000       2,871,000


     T O T A L ..........................   $ 53,092,000   $  63,511,000





                 Attention is directed to accompanying notes to
                  condensed consolidated financial statements.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                              September 30,  December 31,
                                                  1995          1994
                                              (unaudited)

L I A B I L I T I E S


Current liabilities:
  Notes payable ..........................    $              $ 2,602,000
  Current portion of long-term obligations      2,330,000      3,096,000
  Accounts payable........................      2,800,000      3,734,000
  Accrued expenses (Note 5)...............      3,943,000      2,367,000
  Due to factor (Note 6)..................     22,691,000     11,540,000
       Total current liabilities..........     31,764,000     23,339,000

Long-term obligations (less current
  portion above)..........................      7,408,000      8,909,000
     Total liabilities....................     39,172,000     32,248,000

Commitments and contingencies (Notes 4 and 6)

STOCKHOLDERS' EQUITY


Capital stock - authorized 25,000,000
  shares $.10 par value; issued 8,771,000
  shares at September 30, 1995 and
  December 31, 1994, respectively..........       877,000        877,000


Additional paid-in capital ................    23,285,000     23,170,000

Retained earnings..........................       493,000     18,227,000

Less treasury stock ( 2,885,000  and
  2,844,000 shares at September 30, 1995
  and December 13, 1994, respectively) at
  cost ....................................    (9,588,000)    (9,520,000)

Less unearned portion of compensatory stock                     (148,000)
Foreign currency translation adjustment....    (1,147,000)    (1,343,000)

     Total stockholders' equity............    13,920,000     31,263,000

     T O T A L.............................  $ 53,092,000    $63,511,000

                 Attention is directed to accompanying notes to
                  condensed consolidated financial statements.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                               Nine Months Ended        Three Months Ended
                                 September 30,             September 30,
                              1995           1994       1995          1994
Net sales.................. $40,831,000 $ 37,265,000  $21,355,000 $21,017,000

Cost of sales (Note 2).....  33,856,000   27,979,000   18,843,000  16,475,000

Gross profit (Note 2)......   6,975,000    9,286,000    2,512,000   4,542,000

Other (income), costs and
expenses:
   Selling, general and
   administrative..........  12,641,000   11,068,000    4,842,000   4,415,000
   Interest................   2,129,000      898,000      843,000     473,000
   Investment and other
     (income) (Note 5).....  (3,277,000)  (1,473,000)  (1,101,000) (1,147,000)
   Write-off of excess of
     cost over fair value
     of assets acquired
     and other intangible
     assets................  13,216,000                13,216,000
   Equity in loss and
     write-down of
     investment in
     affiliate ............               13,687,000
                             24,709,000   24,180,000   17,800,000    3,741,000

Earnings (loss) before
  taxes (benefit) on
  income................... (17,734,000) (14,894,000) (15,288,000)     801,000

Taxes (benefit) on income..               (3,134,000)                  165,000


NET EARNINGS (LOSS)........$(17,734,000)$(11,760,000)$(15,288,000) $   636,000

NET EARNINGS (LOSS) PER
   SHARE (Note 1)..........$     (3.01) $     (1.89)  $    (2.60)  $       .11





               Attention is directed to the accompanying notes to
                  condensed consolidated financial statements

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Nine Months Ended
                                                        September 30,
                                                    1995              1994

Cash flows from operating activities:
 Net (loss)....................................  $(17,734,000)   $(11,760,000)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
  Depreciation and amortization................       273,000         411,000
  Amortization of goodwill.....................       508,000         494,000
  Provision for doubtful accounts..............        52,000        (140,000)
  Compensatory issuance of stock and options...       262,000         394,000
  Deferred tax (benefit).......................                    (2,104,000)
  Gain on sale of fixed assets.................       (80,000)
  Imputed interest on Acquisition Note.........       213,000         297,000
  Write-off of excess of cost over fair value of
   assets acquired and other intangible assets.    13,216,000
  Equity in loss and write-down of investment
   in affiliate................................                    13,687,000

  Change in value of marketable trading
   securities..................................      (222,000)        167,000
  Purchases of marketable trading securities...   (20,155,000)    (18,792,000)
  Proceeds of sales of marketable trading
   securities..................................    20,690,000      18,849,000
  Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable..     1,260,000      (2,995,000)
   (Increase) in inventory.....................    (3,073,000)     (7,462,000)
   (Increase) in prepaid and refundable taxes..                       (47,000)
   (Increase) decrease in other current assets.       200,000        (292,000)
   Increase (decrease) in accounts payable.....      (967,000)      2,262,000
   Increase (decrease) in accrued expenses.....     1,588,000        (315,000)
    Net cash (used in) operating activities....    (3,969,000)     (7,346,000)

Cash flows from investing activities:
 Acquisitions of fixed assets..................      (359,000)       (410,000)
 Proceeds from sale of fixed assets............       271,000
 (Increase) in other assets....................      (243,000)       (183,000)
  Net cash (used in) investing activities......      (331,000)       (593,000)


(continued)


                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                  (unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                 1995              1994
Cash flows from financing activities:
  Net advances from factor..................$ 11,151,000       $ 5,138,000
  Proceeds from debt........................     402,000         5,332,000
  Repayments of debt........................  (5,593,000)       (2,276,000)
  Purchase of treasury stock................     (68,000)       (1,148,000)
  Net cash provided by financing activities.   5,892,000         7,046,000


Effect of exchange rate changes on cash.....      (4,000)           (1,000)


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................   1,588,000          (894,000)

Cash and cash equivalents - January 1.......     815,000         5,447,000

CASH AND CASH EQUIVALENTS - September 30.... $ 2,403,000      $  4,553,000

Supplemental disclosures of cash flow information:

                                                   Nine Months Ended
                                                     September 30,
                                                 1995             1994
   Cash paid for:
     Interest........................       $ 1,977,000       $   829,000
     Income taxes (net of $ 444,000
       refund in 1994)...............             4,000          (271,000)









                 The accompanying notes to financial statements
                           are an integral part hereof.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(NOTE 1) - Earnings (loss) Per Share:

     Earnings (loss) per share are based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the nine and three month periods ended September 30, 1995 and 1994 are as follows:

                        Nine Months Ended             Three Months Ended
                           September 30,                  September 30,
                        1995           1994           1995            1994
 Primary and
 Fully Diluted        5,886,000     6,233,000       5,886,000      6,054,000

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                              September 30,     December 31,
                                                   1995             1994

Raw Materials........................        $  1,857,000      $  1,902,000
Work-in-process......................           4,992,000         5,697,000
Finished goods.......................          17,361,000        13,407,000

             T O T A L...............        $ 24,210,000      $ 21,006,000

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

     On October 4, 1994, a Second Amended and Consolidated Complaint was filed in the Class Action. The Second Amended and Consolidated Complaint restated the allegations against the Company and added PaineWebber Incorporated and Ladenburg Thalmann & Co. Inc., the lead underwriters in the Offering, as additional defendants. On November 15, 1994, the Company and such underwriters moved to dismiss certain of the allegations in the Second Amended and Consolidated Complaint. Such motion was argued on March 17, 1995 and the parties are awaiting the court's decision. While the dismissal motion, if granted, will not dispose of all the claims asserted in the Second Amended and Consolidated Complaint, the Company intends to vigorously defend against any remaining claims.

(NOTE 5) - Death of principal officer:

     On February 24, 1995, the Company's principal officer died. Pursuant to his employment contract, the Company will pay approximately $ 500,000 to the principal officer's estate in monthly installments over the next three years. The Company received insurance proceeds aggregating $ 1,500,000 on keyman policies on the life of the principal officer. Such amounts reflected above have been recorded in the accompanying financial statements.

(NOTE 6) - Debt:

     Under the various debt agreements, the Company and its subsidiaries are required to comply with certain covenants which specify minimum cash and cash equivalents to be on its balance sheet at all times, minimum working capital, and tangible net worth requirements and are precluded from declaring and paying dividends without the consent of such lenders. The Company is currently in violation of certain of its covenants and has been granted waivers by its lender for the period ended September 30, 1995. In September, 1995, the Canadian subsidiaries entered into a new factoring arrangement with a subsidiary of the Company's primary lender. The new arrangement provides the Canadian subsidiaries with a C$7,000,000 line of credit and bears interest at a rate of prime plus .75%. As security for its obligations under this facility, the Company has provided the lender with a C$4,000,000 standby letter of credit.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity, Capital Resources and Inflation:

     Working capital decreased by $ 9,454,000 to $ 4,634,000 during the nine month period ended September 30, 1995 from the year ended December 31, 1994 principally due to approximately $ 3,000,000 of marketable securities which was pledged to secure standby letters of credit issued to the Company's factor to its Canadian Apparel Segment as security for borrowings of the Segment under a new banking arrangement, $ 2,500,000 of its marketable securities pledged as security for the Factoring Agreement between its wholly owned subsidiary, East End Apparel Group Ltd. and its primary lender, and to a net loss of $ 4,518,000 (before write-off of excess of cost over the fair value of assets acquired ("goodwill") and other intangible assets) incurred by the Company for the nine months ended September 30, 1995. The Company's working capital ratio as at September 30, 1995 was 1.1 to 1 compared to 1.6 to 1 at December 31, 1994.

     In July 1993, East/West entered into a Restated and Amended Factoring Agreement with its primary lender. Advances by the factor prior to the maturity date of receivables sold bear interest at a rate of prime plus 1.50%. As security for its obligations under such amended facility, the Company has pledged approximately $ 5,250,000 of its marketable securities.

      In September, 1994 East End entered into a Factoring Agreement with the Company's primary lender under the same terms and conditions as East/West. The facility is guaranteed by the Company and as security for its obligations under such facility, the Company has pledged approximately $ 2,500,000 of its marketable securities.

      In September, 1995, the Company's Canadian Apparel Segment entered into a new factoring arrangement with a subsidiary of the Company's primary lender. The new arrangement provides the Segment with a C$7,000,000 line of credit and bears interest at prime plus .75%. As security for its obligations under this facility, the Company has provided the lender with a C$4,000,000 standby letter of credit.

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

     Pursuant to the terms of the Purchase Agreement between the Company and the sellers of East/West entered into in July 1993, the Company is required to secure the $ 8,000,000 Promissory Note to the sellers with an $ 8,000,000 letter of credit or equivalent at June 30, 1996. The Company is currently in discussions with the sellers to amend the terms and conditions of such promissory note, although there can be no assurance such promissory note will be favorably amended, if at all.

     Assuming the favorable amendment of such promissory note, the Company's existing capital resources (including its bank credit facilities) and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.


Results of Operations:


Nine month period ended September 30, 1995 v. September 30, 1994

     Consolidated net sales for the nine month period ended September 30, 1995 increased to $ 40,831,000 from $ 37,265,000 from the comparable period of the prior fiscal year principally due to an increase in sales from its United States Apparel Segment.

     Consolidated net loss for the nine months ended September 30, 1995 increased to $ 17,734,000 from $ 11,760,000 from the comparable period of the prior fiscal year principally due to noncash charges in the current period of $ 13,216,000 reflecting the Company's write-off of goodwill and other intangible costs related to its East/West division and $ 2,000,000 of inventory write-downs taken by its United States Apparel Segment. Management, in its continuing review of operations, wrote off all of the goodwill upon determining that cash flows from future operations of its East/West division would not be sufficient to support any carrying value of goodwill. Two consecutive years of disappointing results during its primary selling season along with significant financial weakness and excess inventories throughout the apparel and retail sector leave management with great uncertainty as to when business conditions will improve. The loss in the prior period reflects the Company's write-off of its 43% equity interest in USA Classic, Inc., subordinated receivable approximating $ 2,400,000 and approximately
$ 2,500,000 of related costs. Exclusive of the noncash write-off, the pre-tax loss for the nine month period ended September 30, 1995 increased to $ 2,518,000 from $ 1,207,000 from the comparable period of the prior fiscal year due principally to increased operating losses at the Company's United States Apparel Segment.

     Revenues for the United States Apparel Segment for the nine months ended September 30, 1995 increased to $ 21,990,000 from $ 15,473,000 from the comparable period of the prior year principally due to revenues recorded by the Company's new East End Apparel Group Ltd. ("Campton Place") subsidiary. Revenues also increased at the Company's East/West division. The operating loss for the nine month period ended September 30, 1995 increased to $ 4,487,000 from $ 1,140,000 from the comparable period of the prior fiscal year due to a lower gross profit recorded by the Segment due to $ 2,000,000 of inventory write-downs resulting from a significantly weak retail environment. The operating loss was also affected by a loss of $ 181,000 incurred by the Company's new subsidiary RAPP Style International principally due to start up costs.

     Revenues for the Canadian Apparel Segment for nine months ended September 30, 1995 decreased to $ 8,815,000 from $ 11,280,000 from the comparable period of the prior fiscal year due to a higher number of units shipped in the prior period at a lower gross profit. The operating loss for the nine month period decreased to $ 400,000 from $ 850,000 in the prior period due to improved gross margin on sales and reduction in selling, general and administrative costs. The results for the current nine month period include $ 367,000 of one-time restructuring costs consisting of product line and personnel termination charges related to the Segment.

     Revenues for the Electronics Segment for the nine months ended September 30, 1995 decreased to $ 10,026,000 from $ 10,512,000 from the comparable period of the prior fiscal year due to a decrease in the number of units shipped. Operating income for the nine month period ended September 30, 1995 decreased to $ 2,304,000 from $ 2,929,000 from the comparable period of the prior fiscal year due to a decrease in revenue and to a slight decrease in the gross profit on sales. Included in the current period results is a provision of approximately $ 875,000 taken in anticipation of costs to be incurred to repair and/or refurbish certain units that have been already shipped to one of the Segment's customers. Management will continue to monitor these costs in subsequent periods.

     Consolidated gross profit as a percentage of sales for the nine months ended September 30, 1995 decreased to 17.1% from 24.9% for the comparable period of the prior fiscal year due to principally to a lower gross profit realized by the Company's United States Apparel Segment resulting from $ 2,000,000 in inventory write-downs.

     Selling, general and administrative expenses, as a percentage of sales, for the nine months ended September 30, 1995 increased to 31.0% of sales from 29.7% from the comparable period of the prior fiscal year. Selling, general and administrative costs increased to $ 12,641,000 for the nine months ended September 30, 1995 from $ 11,068,000 from the comparable fiscal year. These increases were due principally to selling, general and administrative costs incurred by the Company's new Campton Place and RAPP Style International subsidiaries and were partially offset by reduced selling, general, and administrative costs at the Company's Canadian Apparel Segment.

     Investment expense significantly increased for the nine months ended September 30, 1995 to $ 2,129,000 from $ 898,000 from the prior comparable period principally due to interest charges associated with the financing of the United States Apparel Segment's higher inventory levels in the current period.

     Interest and other income for the nine months ended September 30, 1995 significantly increased to $ 3,277,000 from $ 1,473,000 from the comparable period of the prior year primarily due to (i) insurance proceeds received by the Company resulting from the death of the Company's principal officer net of accrued costs due to the officer's estate, (ii) to the reduction in the unrealized loss on marketable securities due to a decrease in interest rates and (iii) increased commission income earned by the Company's U.S. Apparel Segment.

     The company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.


Three month period ended September 30, 1995 v. September 30, 1994

     Consolidated net sales for the three months ended September 30, 1995 slightly increased to $ 21,355,000 from $ 21,017,000 from the prior period of the comparable year due principally to increased revenues from its United States Apparel Segment and despite reduced revenues from its Canadian Apparel and Electronics Segments.

     Consolidated net loss for the three month period ended September 30, 1995 was $ 15,288,000 compared to net income of $ 636,000 from the comparable period of the prior year due principally to non cash charges in the current period of $ 13,216,000 reflecting the Company's write-off of goodwill and other intangible costs related to its East/West division and $ 2,000,000 of inventory write-downs taken by its United States Apparel Segment.

     Revenues for the United States Apparel Segment for the three months ended September 30, 1995 increased to $ 14,295,000 from $ 10,287,000 from the comparable period of the prior year principally due to revenues recorded by the Company's new Campton Place subsidiary. Revenues also slightly increased at the Company's East/West division. The operating loss for the three months ended September 30, 1995 was $ 1,081,000 compared to operating income of $ 666,000 from the comparable period of the prior year due to $ 2,000,000 of inventory write-downs taken by the Segment.

     Revenues for the Canadian Apparel Segment for the three month period ended September 30, 1995 decreased to $ 5,209,000 from $ 8,066,000 from the comparable period of the prior year due to a decrease in the number of units shipped. Despite the significant decrease in revenues, operating income only slightly decreased to $ 198,000 from $ 287,000 in the prior year due principally to increased gross profit on sales and to a reduction in selling, general and administrative expenses.

     Revenues for the Electronics Segment for the three months ended September 30, 1995 decreased to $ 1,851,000 from $ 2,664,000 from the comparable period of the prior year due to a decrease in the number of units that were shipped in the current period. Operating income decreased for the period to $ 49,000 from $ 652,000 principally due to a decrease in revenues and lower gross profit on sales shipped out during the quarter.

     Consolidated gross profit as a percentage of sales for the three months ended September 30, 1995 decreased to 11.8% from 21.6% for the comparable period of the prior year due to a lower gross profit realized by the Company's United States Apparel Segment and the Electronics Segment and despite a higher gross profit realized by the Company's Canadian Apparel Segment.

     Selling, general and administrative expenses as a percentage of sales for the three months ended September 30, 1995 increased to 22.7% from 21.0% from the prior period of the comparable year. Selling, general and administrative expenses increased to $ 4,842,000 from $ 4,415,000. These increases were due to higher expenses incurred by the Company's United States Apparel Segment and Electronics Segment and despite lower expenses incurred by the Canadian Apparel Segment as well as lower corporate expenses.

     Interest expense significantly increased for the three months ended September 30, 1995 to $ 843,000 from $ 473,000 from the prior comparable period principally due to interest charges associated with the financing of the United States Apparel Segment's higher inventory levels in the current period.

     Investment and other income for the three months ended September 30, 1995 decreased to $ 1,101,000 from $ 1,147,000 from the comparable period of the prior year due to less commission income earned by the Company's U.S. Apparel Segment.

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

     Despite the continued market acceptance of its established lines, a weakened economy in the United States and Canada continues to have an adverse impact on the Apparel Segments' revenues and earnings. The Apparel Segments' large customers include many of the major department stores which may be vulnerable in a weakened economy. Warm weather throughout many regions of the United States created sluggish outerwear sales for retailers in 1994. This sluggishness created oversupply which impacted the buying capabilities and attitudes of buyers in 1995. In addition, the financial problems experienced by many retailers has impacted revenues due to credit concerns of the financial community. These factors have contributed to a very weak and uncertain apparel and retail sector. These present conditions, if they continue, could have a negative impact on the performance of the Apparel Segments in future quarters.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated:                                    /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated:                                    /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits.  None

         (b) Reports on Form 8-K. No reports on form 8-K were filed by Registrant for the quarter for which this report is filed.