Form 10-Q/A
period 1995-09-30
ORBIT INTERNATIONAL CORP
filed 1995-11-27
CIK 74818

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated:   November 20, 1995                /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated:   November 20, 1995                /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated:   November 27, 1995                /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated:   November 27, 1995                /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director