Form 10-K
period 1995-12-31
ORBIT INTERNATIONAL CORP
filed 1996-04-01
CIK 74818

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 Form 10-K


   XX     Annual Report Pursuant to Section 13 or 15(d) of the
          Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1995. [Fee Required]

                                    or

          Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for transition period
          from         to       . [No Fee Required]

Commission File No. 0-3936

                         ORBIT INTERNATIONAL CORP.
          (Exact name of registrant as specified in its charter)

          Delaware                           11-1826363
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

80 Cabot Court, Hauppauge, New York 11788
(Address of principal executive offices)

Registrant's telephone number, including area code: (516) 435-8300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                            Title of Each Class

                  Common Stock, $.10 par value per share

     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

               Yes    X                      No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       X

Aggregate market value of Registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ Small Cap Market on March 25, 1996): $3,920,000.

Number of shares of common stock outstanding as of the close of the period covered by this report: 5,886,093.

Documents incorporated by reference: the Registrant's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 1996 Annual Meeting of Stockholders.

                                  PART I


Item 1.     BUSINESS

    Orbit International Corp. (the "Company" or "Orbit") operates through three business segments: Electronics, United States Apparel and Canadian Apparel. Through its Orbit Instrument Division and through a wholly-owned subsidiary, Orbit Instrument of California, Inc. ("Orbit California"), the Company is engaged in the design, manufacture and sale of customized electronic components. The Company is engaged in the import and manufacture of men's and women's garments in the United States through an operating division known as the East/West Division ("East/West"). Through its three wholly-owned subsidiaries in Canada, Canada Classique Inc. ("Classique"), Winnipeg Leather (1991) Inc. ("Winnipeg Leather") and Symax Garment Co. (1993) Ltd. ("Symax"), the Company operates its Canadian Apparel Division.

    The Company's Electronics segment is involved in the manufacture of customized electronics components and subsystems for military and non-military government application.

    In February 1996, Cabot Court, Inc. ("Cabot Court"), a Delaware corporation and wholly-owned subsidiary of the Company, completed the acquisition of certain of the assets, subject to certain liabilities, of Astrosystems, Inc. a Delaware corporation ("Astrosystems"), and Behlman Electronics, Inc. ("Behlman Electronics"), a New York corporation. Each of Astrosystems and Behlman Electronics manufacture and sell power supplies, AC power sources, frequency converters, UPS and associated analytical equipment and other electronic equipment. The acquisition of each of Astrosystems and Behlman Electronics were partially financed pursuant to a bridge loan from BNY Financial Corporation ("BNY"), which loan was secured by a second mortgage on the Company's corporate facility at 80 Cabot Court, Hauppauge, New York. It is anticipated that such bridge loan will be replaced by a term loan and revolving credit facility with BNY, which has not been finalized. However, there is no assurance that such permanent financing will be successfully negotiated. Concurrently with the purchase of Astrosystems and Behlman Electronics, Cabot Court changed its name to Behlman Electronics, Inc.

    East/West designs, imports and sells women's active-wear and outer-wear, principally under the East/West label. East/West is based in New York City and commenced operations in July 1993 following its acquisition of the operating assets of The Panda Group, Inc. ("Panda"). In December 1995, the operations of East End Apparel Group, Ltd. ("East End") were merged into East/West. East End manufacturers and sells women's outer-wear and sportswear principally under the Campton Place label. East End is based in New York City and commenced operations in June 1994.

    Classique manufactures branded and private label men's, women's and children's outer-wear. Classique is based in Winnipeg, Manitoba, Canada, and commenced operations in December
1990 following its acquisition of the operating assets of Rice
Sportswear Ltd.

    Winnipeg Leather manufactures and sells women's garments under private labels including Daniel Marcus. Winnipeg Leather is based in Winnipeg, Manitoba, Canada and commenced operations in May 1991 following its acquisition of the operating assets of the Winnipeg Leather division of the Sterling-Stall Group.

    Symax manufactures and sells private label men's outer-wear.
Symax, based in Vancouver, British Columbia, Canada, commenced operations in February 1993 following its acquisition of the operating assets of Symax Garment Co. (1989) Ltd.

    In January 1995, the Company discontinued the manufacture and sale of women's sportswear previously conducted through its wholly-owned subsidiary, Ax Elle Fashions, Inc.

    In May 1994, USA Classic, Inc. ("USA Classic"), an approximately 43% owned subsidiary of the Company, filed a petition under Chapter 11 of the United States Bankruptcy Code.

    The following sets forth certain selected historical financial information relating to the Company's business segments:




12 Months
Ended
12/31/95
12 Months
Ended
12/31/94
6 Months
Ended
12/31/93
12 Months
  Ended
6/30/93


Net Sales:
Electronic
Apparel-U.S.
Apparel-
Canadian

$11,763,000
$35,152,000

$11,319,000
$58,234,000

$12,254,000
$28,543,000

$17,033,000
$57,830,000

$ 6,659,000
$19,821,000

 16,339,000
$42,819,000

$14,191,000
 35,973,000

 23,381,000
$73,545,000


Operating
income:
Electronic
Apparel-U.S.
Apparel-
Canadian


$2,245,000
($20,780,000)

($1,192,000)
$(19,727,000)


 $2,625,000
($3,217,000)

($1,628,000)
($2,220,000)


$2,349,000
1,587,000

   (59,000)
$3,877,000


$2,875,000
3,797,000

 (153,000)
$6,519,000



Assets:
Electronic
Apparel-U.S.
Apparel-
Canadian
Corporate


$8,028,000
$6,942,000

$4,927,000
$18,131,000
$38,028,000


$9,522,000
$27,422,000

$8,879,000
$17,688,000
$63,511,000


$11,615,000
19,526,000

10,626,000
31,338,000
$73,105,000


$13,046,000


 15,385,000
 43,404,000
$71,835,000


Capital
Expenditures:
Electronic
Apparel-U.S.
Apparel-
Canadian


$ 97,000
$313,000
$- 0 -
$410,000


 $47,000
$373,000
$191,000
$611,000


$26,000
137,000
 53,000
$216,000


$68,000

75,000
$143,000


    Additional financial information relating to the industry segments in which Orbit conducts business is set forth in Footnote M to the consolidated financial statements appearing elsewhere in this report.

    This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors set forth in this Report.

ELECTRONICS SEGMENT

  ORBIT INSTRUMENT DIVISION

General

    The Orbit Instrument Division designs, manufactures and sells customized electronic components and subsystems for military, and to a lesser extent, non-military, governmental applications. Products include positional devices (ball trackers, force transducers and joysticks), data entry and display systems (computer controlled action entry panels, rear projection readout panels and manual entry displays), customized keyboards, plasma units and other specialized electronic systems. The Division also sells, on a repeat order basis, previously designed equipment, such as magnetic clutches, gearheads, indicators and differentials for console applications.

    The Division's products, which in most instances are designed to customer specifications on a firm order basis, are utilized in surveillance aircraft, missiles, torpedoes, nuclear subsystems, naval vessels, guidance control and ground console radar equipment. A substantial portion of the Division's net sales during the Company's fiscal years ended December 31, 1995 and December 31, 1994 were attributable to one customer in the Company's capacity as a defense subcontractor for the United States Government. See "Substantial Customers" below.

    The Division purchases its raw materials and parts in the open market primarily from a variety of local manufacturers, dealers or suppliers.

Products

    Positional Devices

    The Division designs and manufactures ball trackers, joysticks and force transducers which are incorporated into radar and sonar display systems. These devices enable an operator to move a cursor across a screen for tracking missiles, ships, aircraft and other moving targets.

    Data Entry, Keyboards and Display Systems

    The Division manufactures a computer-controlled, action entry panel ("CCAEP") which provides a console operator with multiple displays of computer-generated data. The Segment's other data entry and display systems, digital data and manual entry units and panels are used in readout and switch panels located in fire control, sonar control and command communication consoles.

    The Division also manufactures a family of keyboards designed to military specifications and has added to this product group, keyboards which include backlit and multi-function panels. These new keyboards have been sold for use in ships and aircraft.

    The Division has designed, and is selling, a low-power, light-weight, minimum-depth display unit providing output similar to cathode ray tube displays by utilizing AC plasma technology, a flat panel display technology. This technology eliminates bulk and space requirement of cathode ray tube displays, and offers improved visual resolution and lower power requirements at environmental extremes. The Division is currently under contract to incorporate the plasma display panels in display consoles for Aegis class ships.

    Positional Readout Devices

    Nuclear rod position indicators manufactured by the Division control and measure the depth of rods going into the core of a nuclear reactor energy source. The Division's rear projection readout devices provide operators with multiple sources of film stored display information capable of storing up to 48 messages per unit.

    Graphic Display Terminals

    The Division's family of graphic display terminals enables the operator to monitor and control a ship's radar and sonar systems and subsystems through the ship's central computer. The terminals are used throughout a ship as adjuncts to larger display consoles. The modular design of these terminals facilitates applications on all size surface ships, submarines and aircraft.

    Operator Control Trays

    The variety of operator control trays engineered and manufactured by the Division help organize and present an influx of data created by interactive communications systems, making such data more manageable for operator consumption. The tray can be used for patrol and surveillance aircraft, standard shipboard display consoles, shore or mobile-based defense equipment and subsurface sonar displays. The Division's control trays are currently used in both naval service and operator simulators.

    Plasma Flat Panel Technology

    The Division has designed an intermediate sized display using AC gas discharge plasma technology. This touch sensitive unit allows interactive capability for communication between the operator and the host computer. Applications for this unit include weapons control, ships status, target recognition, air traffic control plus information exchange panels used in conjunction with image processing.

Proposed Products

    Substantially all of the Division's efforts in the
development of new products consist of design and engineering services associated with, and necessary for, the manufacture of
new products.   The Division generally begins development efforts
after its customers have indicated that the proposed new products or improvements are desirable. The following is presently being developed by the Division; however, there can be no assurance that the Division's development efforts will result in any marketable products. The Division does not yet have any firm orders for products described below and there can be no assurance that any sales will be made.

    The Division is expanding its design and development of AC plasma display panels to include bit mapping and graphics technologies. These next generation panels are intended to be used in aircraft and naval applications. The graphics version of the AC plasma display panel was completed in mid 1995 and the Division received contracts for these units on two separate programs. The Division has also been contracted to deliver a more advanced version of its panel with embedded intercommunication capability.

    The Division has designed and developed a flat panel technology based communication panel. The Company has received prototype orders for these units for the LHA ship class.

    A flat panel development has been commenced for interactive color liquid crystal and Electroluminescent displays.

Competition

    The Division's competitive position in the electronics industry is, in Management's view, predicated upon the Company's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customer. There are numerous concerns (many of which are substantially larger than the Company) capable of producing substantially all of the Company's products. However, to the Company's knowledge, none of such competitors produce all of the products that the Division produces.

    Sales to one customer, General Motors Hughes Electronics Corporation, accounted for approximately 54% and 66% of the sales of the Division for the fiscal years ended December 31, 1995 and December 31, 1994, respectively. The loss of such customer would have a materially adverse effect on the Division's sales and earnings.

  BEHLMAN ELECTRONICS, INC.

    In February 1996, the Company, through its wholly-owned subsidiary, Cabot Court, completed the acquisition of certain of the assets, subject to certain liabilities, of Astrosystems and Behlman Electronics. Concurrently with the purchase, Cabot Court changed its name to Behlman Electronics, Inc. ("Behlman").

General

    The military division of Behlman designs and manufactures power conversion devices and electronic products for measurement and display. The commercial products division produces high quality, distortion free commercial power units and low noise uninterruptable power supplies (UPS).



Sales and Marketing

    Products of the military division are marketed by Behlman's program managers and other management personnel. Commercial products are sold by Behlman's regional sales managers, manufacturer's representatives and non-exclusive distributors.

Competition

    Competition in these fields depends on such factors as price, product reliability and performance, engineering and production. In particular, due primarily to budgetary restraints and program cutbacks, competition in the Company's government markets has been increasingly severe and price has become the major overriding factor in contract and subcontract awards. To the best of the Company's knowledge, some of its regular competitors are much larger companies with substantially greater capital resources and far larger engineering, administrative, sales and production staffs.

US APPAREL SEGMENT

  EAST/WEST

General

    In July 1993 Orbit acquired substantially all of the assets of Panda, a designer, importer and seller of women's active-wear and outer-wear. Orbit operates Panda as a separate division called the East/West Division. In December 1995, the Company merged the operations of East End into the East/West Division.

Products

    East/West designs, imports and sells women's jogging suits and outer-wear under the private label East-West as well as women's sportswear and outer-wear under the Campton Place label. The product collections of East/West are designed and marketed to focus on quality and value to the consumer. A majority of the Division's products are sold at moderate price points. After the Fall 1995 season, East/West discontinued marketing men's outer-wear.

Sales and Marketing

    East/West markets its various active-wear and outer-wear lines to major department stores and specialty stores throughout the United States and Canada through its direct sales force. Sales of East/West accounted for approximately 73% of the total net sales of the United States Apparel Segment during the fiscal year ended December 31, 1995.

    Under the Campton Place label, East/West sells and distributes its products to retailers throughout the United States and Canada. These collections retail between $59 and $99. East/West also aggressively promotes private label product development with major chains using its branded line fashion concepts to enhance and enrich store interest for their gross margin advantages. Sales of East End accounted for approximately 26% of the total net sales of the United States Apparel Segment during the fiscal year ended December 31, 1995.

Importing

    East/West imports all of its garments from a large number of independent contract manufacturers located in several countries in the Far East. The Division utilizes four agents in the Far East to place orders with independent contractors and to monitor production. The Division also has placed some production and imported from the Caribbean basin.

Competition

    The apparel industry is highly competitive. The competitors of East/West include many apparel manufacturers which have greater financial and manufacturing resources than the Division.
East/West believes it can compete successfully in the market place by delivering a product of good quality at an affordable price to the consumer.


CANADIAN APPAREL SEGMENT

  CLASSIQUE

General

    In December 1990, Classique acquired the operating assets, subject to certain liabilities, of Rice Sportswear Ltd. ("Rice"), a manufacturer of branded and private label men's and women's outer-wear located in Winnipeg, Manitoba, Canada. Classique is continuing the operations of Rice under the Rice Sportswear name.

Products

    Rice's products and collections, sold under both proprietary and private labels, are generally designed and marketed for sale at moderate and higher price points through retailers throughout
Canada.

    Through its various domestic and import facilities, it markets and distributes outer-wear collections under the following proprietary labels: Mountaineer, men's and women's winter outer-wear; Hemingway, cloth and leather outer-wear; and Micro Tex, activewear fabric. These lines are an essential part of the Canadian retailing business, bringing value and fashion into an affordable collection with names that are associated with quality and style in over 750 customer accounts in Canada. Rice utilizes various fabrications, colors and insulations to produce specialized products that are identifiable to both retailers and consumers in specific markets.

    Rice is seeking to broaden its customer base and enhance its market share by diversifying its product offerings. In particular, Rice is expanding its offerings of more casual products, and less constructed garments, based on its recognition of changing consumer preferences towards such products. Rice also sells boys' and girls' outer-wear.

    During 1993, Rice formed a division called Apparel Image Marketing ("AIM") which manufactures and sells men's and women's outer-wear utilizing the corporate logo of its customers. During the fiscal year ended December 31, 1995, sales for the AIM division accounted for approximately 31% of the total net sales of the Canadian Apparel Segment.

Sales and Marketing

    Rice markets its various mens' and ladies' cloth and leather outer-wear to major department store chains and specialty apparel retail stores throughout Canada through its direct sales force of 8 sales people and through 24 independent sales representatives. Sales of Rice accounted for approximately 68% of the total net sales of the Canadian Apparel Segment during the fiscal year ended December 31, 1995.


Manufacturing

    Rice has one domestic manufacturing facility producing in excess of 170,000 units of product annually. These facilities are fully vertical in the manufacturing and assembly process. The facilities cut, sew and completely finish various products.

    Rice also imports products from many independent contract manufacturers located in the Far East and Europe. It furnishes its foreign contractors with design and manufacturing specifications for the products it imports. Rice's use of foreign sources varies from season to season based upon cost, quality and other factors determined by Rice's product requirements. Rice believes that having a domestic as well as a foreign basis for its manufacturing allows it to effectively combine price, performance and quality.

Competition

    The apparel industry, in general, and the active-wear segment, in particular, are intensively competitive. The market is composed of both large manufacturers and small independent Companies. Many of the large manufacturers have substantially greater resources than the Company. The Company believes that competition is based upon design, price and customer support.

  WINNIPEG LEATHER

General

    In May 1991, the Company, through a wholly-owned subsidiary, acquired the operating assets of the Winnipeg Leather division of the Sterling-Stall Group.



Products

    Winnipeg Leather manufactures, sells and markets women's leather, suede and cloth garments under private labels, including Daniel Marcus. Winnipeg Leather's products are sold to major department store chains and specialty apparel retail stores throughout Canada and to several major department stores in the United States.

Sales and Marketing

    Sales of Winnipeg Leather accounted for approximately 25% of the total net sales of the Canadian Apparel Segment during the fiscal year ended December 31, 1995. Winnipeg Leather will be broadening its importance as a major resource for outer-wear by taking on the design, manufacturing and marketing aspects of Rice's ladies cloth business.

    Winnipeg Leather has over 200 Customer accounts. A large portion of the business is done by private label developmental programs with regular as well as specialty size chain stores.

    Approximately one-third of Winnipeg Leather's sales are through sportswear items. It manufactures a complete line of sportswear that coordinates with the outer-wear portion of the business.

  SYMAX

General

    In February 1993, the Company, through a wholly-owned subsidiary, acquired the operating assets of Symax Garment Co.
(1989) Ltd.

Products

    Symax manufactures, sells and markets men's outer-wear under private labels. It is a leading manufacturer in British Columbia of uniform jackets, serving some 40 public bodies as well as private clubs, associations and numerous retailers.

Sales

    Approximately 32% of Symax's sales are for uniform jackets delivered to government agencies while the remainder of its sales are made to retailers. Sales for Symax accounted for approximately 7% of the total net sales of the Canadian Apparel
Segment during the fiscal year ended December 31, 1995.

  USA CLASSIC

    In July 1988 Orbit, through a wholly-owned subsidiary USA Classic, acquired all of the outstanding stock of U.S. Apparel, Inc. In November 1992, USA Classic completed an initial public offering (the "Offering") of 3,105,000 shares of its common stock, thereby reducing Orbit's ownership to approximately 43%. USA Classic designed, manufactured and marketed men's, women's and children's active-wear, sportswear and outer-wear until it, and its subsidiaries, filed petitions under Chapter 11 of the United States Bankruptcy Code in 1994. The Company recorded a non cash charge related to such bankruptcy of $13,987,000, which includes its 43% equity interest in USA Classic, subordinated debt owing by USA Classic to the Company of approximately $2,400,000 and approximately $2,500,000 of related costs.

CERTAIN INFORMATION RELATING TO THE COMPANY

Substantial Customers

    General Motors Hughes Electronics Corporation ("GMHEC"), Fullerton, California accounted for approximately 11% of the Company's consolidated net sales during its fiscal year ended December 31, 1995. GMHEC, Northrup Grumman and various agencies of the United States government accounted for approximately 54%, 16% and 13% respectively, of net sales of the Electronics Segment for the fiscal year ended December 31, 1995. The loss of GMHEC as a customer would have a materially adverse effect on the Electronic Segment's sales and earnings. In the fiscal year ended December 31, 1995, Sears Canada and Polaris Industries (U.S. and Canada) accounted for approximately 18% and 16% of net sales of the Canadian Apparel Segment. The loss of Sears Canada and Polaris Industries would have a materially adverse effect on the Canadian Apparel Segment.

    Since substantially all of the products which the Electronics Segment manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company's sales and earnings.

Backlog

    As of December 31, 1995 and December 31, 1994 the Company's consolidated backlog was as follows:

                 December 31, 1995        December 31, 1994
Electronic*           $13,000,000              $18,000,000
Apparel-U.S. Operations      2,000,000                3,000,000
Apparel-Canadian
Operations                 1,000,000             1,000,000

Total                 $16,000,000              $22,000,000


* Does not include backlog of Behlman acquired in February 1996.

    A majority of the business of the United States and Canadian Apparel Segments is associated with the sale of outer-wear. The first and second quarters are historically weak periods since its customers do not generally request shipment of merchandise at that time. Consequently, the backlog of these Segments at December 31, 1995 reflect the impending weak selling periods for 1996.

    The United States Apparel Segment reflects the backlog of
East/West and East End at December 31, 1995 and at December 31,
1994.

    Of the Electronics Segment backlog during the fiscal year ended December 31, 1995, approximately $5,000,000 represents backlog under contracts which will not be shipped during the 1996 fiscal year.

    Additionally, substantially all of the Electronics Segment's contracts are subject to termination at the convenience of the United States Government.

Special Features of Government Contracts

    Orders under government prime contracts or subcontracts are customarily subject to termination at the convenience of the government, in which event the contractor is normally entitled to reimbursement for allowable costs and for a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations for the convenience of the government occurred during the fiscal year ended December 31, 1995.

    In certain instances, the Electronics Segment ships products to its major customers prior to the issuance of final purchase orders. Therefore, certain of the prices may be subject to adjustment when the customer completes its review of all elements of the letter subcontract which is issued to the Company prior to the issuance of the purchase order. While these contracts are material to the Company's business, the Company does not believe that any material price adjustments will be made in these contracts. See Footnote J to the consolidated financial statements appearing elsewhere in this report.

    Substantially all of the Electronics Segment's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

Research and Development

    The Electronics Segment incurred approximately $420,000 of research and development expenses during the fiscal year ended December 31, 1995, as compared with $381,000 of such expenses during the comparable period of the prior year. The Company did not incur any material research and development costs as defined in FASB Statement No. 2 (October 1974) during these two fiscal years.

Patents

    The Company does not own any patents which it believes are of material significance to its operations.



Employees

    As of March 15, 1996, the Company employed 395 persons. Of these, the Apparel Segments employed 276 people, 11 in design functions, 15 in sales, 34 in administration and the balance in production. The Electronics Segment employed 119 people consisting of 23 in engineering and drafting, 8 in sales and marketing, 20 in direct and corporate administration and the balance in production.


Item 2.  PROPERTIES

    The Company's plant and executive offices, located at 80
Cabot Court, Hauppauge, New York, consist of 60,000 square feet (of which approximately 50,000 square feet are utilized for manufacturing operations) in a two-story, sprinklered, brick building which was completed in October 1982 and expanded in 1985.

    Behlman is renegotiating a new lease for its premises in Ventura, California consisting of 1700 square feet. The new lease is expected to be for a term of one year at an annual rental of approximately $13,000.

    East/West leases approximately 15,000 square feet of showroom and office space at 500 7th Avenue in New York City at an annual rental of $233,605 under a lease which expires in January 2000. East/West also leases 80,000 square feet of warehouse space at 2400 83rd Street in North Bergen, New Jersey, at an annual rent of $258,000 under a lease which expires January 2000.

    East End leases approximately 5,000 square feet of showroom and office space at 500 7th Avenue in New York City at an annual rental of $77,625 under a lease which expires in January 2000. The Company is currently seeking a third party to sublet this showroom and office space.

    Classique leases 82,000 square feet of space at 1270 Notre Dame Avenue in Winnipeg, Manitoba, Canada at an annual rent of C$182,000. This lease, which commenced November 30, 1990, expires in November 2000. This space is used for distribution and warehousing, design, production and executive offices. Classique also leases 48,000 square feet at 181 Bannatyne Avenue in Winnipeg for warehousing and distribution.

    Classique has assigned the leases for 20,000 square feet of production space in Steinbach, Manitoba and 20,000 square feet of production space in St. Malo, Manitoba. The Company remains as a secondary guarantor on such leases, which expire in November 2000.

    Winnipeg Leather leases 22,000 square feet at 1270 Notre Dame
Avenue in Winnipeg at an annual rental of C$66,000 under a lease which expires in November 2000. The space is used for distribution and warehousing, design, production and executive offices.

    Symax leases 3,500 square feet of office and showroom space at 1654 Franklin Street in Vancouver, British Columbia, Canada at an annual rent of C$65,000 under a lease which expires in January
1997 with no renewal options.

Item 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described below.

    In re USA Classic Securities Litigation: In September 1993, a class action (the "Class Action") was commenced by an alleged shareholder of USA Classic, against USA Classic and certain of its directors in the United States District Court for the Southern District of New York. The action was commenced on behalf of shareholders, other than the defendants, who acquired their shares from November 20, 1992, the date of the initial Offering, through September 22, 1993, and alleges violations of the Securities Act of 1933 in connection with the Offering as well as violations of
Section 1Ob of the Securities Exchange Act of 1934. The plaintiffs are seeking compensatory damages as well as fees and expenses.

    In February 1994, a First Amended and Consolidated Complaint was filed in the Class Action. The First Amended and Consolidated Complaint added the Company as a defendant and alleged that the Company is a "controlling person" of USA Classic and an "aider and abetter" of the alleged violations of the securities laws. The Company answered the First Amended and Consolidated Complaint in March 1994. The Class Action has been stayed as against USA Classic as a result of USA Classic's filing of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

    In October 1994, a Second Amended and Consolidated Complaint was filed in the Class Action. The Second Amended and Consolidated Complaint restated the allegations against the Company and added Paine Webber Incorporated and Ladenburg Thalmann & Co. Inc., the lead underwriters in the Offering, as additional defendants. On November 15, 1994, the Company and such underwriters moved to dismiss certain of the allegations in the
Second Amended and Consolidated Complaint.   While the dismissal
motion, if granted, will not dispose of all the claims asserted in the Second Amended and Consolidated Complaint, the Company intends to vigorously defend against any remaining claims. In or about June 1995, the court denied the dismissal motion in its entirety.

    In March 1995, the plaintiffs' representatives filed a motion for class certification. Since that date, the parties have been conducting depositions and reviewing documents relevant to the class certification issue. The defendants' response to the class certification motion has been adjourned without date pending completion of discovery into that issue. In February 1996, the underwriter defendants moved the court to stay all substantive discovery until the court rules upon the class certification motion. The Company joined in this motion. On March 7, 1996, the court denied the motion to stay substantive discovery. The next deposition is scheduled for April 17, 1996. It is estimated that discovery in this matter will continue throughout 1996. The Company plans to continue to vigorously defend this action.


    Sandra Lakritz v. Orbit International Corp.: In July 1995, Sandra Lakritz, a former employee of East/West commenced an action in Supreme Court, New York County, claiming employment discrimination based upon age and disability. In December 1995, the Company answered the complaint and denied the allegations set forth therein. Simultaneously with its answer, the Company served upon plaintiff's counsel numerous discovery requests. To date, plaintiff has only partially responded to the discovery requests. In February 1996, plaintiffs' counsel filed a request for a preliminary conference. The court has yet to schedule such a conference. The Company intends to vigorously defend this action.

    Venture Garments, Ltd. v. East End Apparel Group, Ltd. and Orbit International Corp.: In December 1995, Venture Garments, Ltd., a supplier of East End commenced an action in Supreme Court, New York County for goods had and received and related equitable relief against both East End and the Company. In February 1996, the Company answered the complaint, asserted counterclaims against Venture and impleaded East End's former president, Gary Jacobs. While the Company contests the allegations set forth in the complaint, in an effort to avoid litigation costs, the Company is engaging in negotiations to resolve the dispute with the plaintiff. Presently, the Company has agreed to adjourn Venture's time to reply to the counterclaim, to provide discovery and Jacobs' time to answer the third-party complaint sine die. Should the settlement negotiations prove to be unsuccessful, the Company intends to vigorously defend this action and prosecute its counterclaims and third-party claims.

    Gary Jacobs v. East End Apparel Group, Ltd. and Orbit International Corp.: In December 1995, Gary Jacobs, former president of East End, commenced an action against the Company in connection with his termination. Jacobs' complaint alleges that he was wrongfully terminated in violation of his employment agreement with the Company. The complaint seeks damages in the amount of $2,000,000. In February 1996, the Company answered the complaint and asserted a counterclaim against Jacobs and his personal counsel, for breach of the contract, breach of fiduciary duty, tortious interference of the contract and other related relief seeking damages in the aggregate amount of $30,400,000.
In February 1996, Jacob's counsel moved to dismiss the claims asserted against it and against one of its partners. That motion and Jacobs' time to reply to the counterclaims and provide discovery has been adjourned to April 4, 1996. It is possible that the settlement negotiations concerning the Venture v. East End litigation (see above) may resolve this action as well. Should such negotiations prove unsuccessful, the Company intends to vigorously defend Jacobs' claims and to vigorously prosecute the counterclaims set forth in this action.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    An Annual Meeting of Stockholders of the Company was held on December 18, 1995. The holders of 5,886,093 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 5,524,550 shares of Common Stock, or approximately 93.9% of shares entitled to vote at the meeting, were represented by proxy and the holders of 1,000 shares of Common Stock were present in person. The following actions took place:

    1. The stockholders voted for the election of each of the following persons nominated to serve as a director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 4,640,270 votes for and 885,280 against, Bruce Reissman by 4,638,730 votes for and 886,820 against, Mitchell Binder by 4,632,730 votes for and 892,820 against, Nathan A. Greenberg by 4,632,330 votes for and 893,220 against, John Molloy by 4,638,530 votes for and 887,020 against and Stanley Morris by 4,638,517 votes for and 887,033 against.

    2. The stockholders approved a proposal to adopt the Company's 1995 Employee Stock Option Plan. The holders of
2,395,267 shares voted for the proposal, the holders of 1,340,129 voted against the proposal and the holders of 19,954 shares abstained from voting.

    3. The stockholders also approved a proposal to adopt the Company's 1995 Stock Option Plan for Non-Employee Directors. The holders of 2,701,153 shares voted for the proposal, the holders of 1,121,007 voted against the proposal and the holders of 41,758 shares abstained from voting.

    4. The stockholders also ratified the appointment of Richard A. Eisner & Company, LLP as the independent accounts for the Company for the year ending December 31, 1995. The holders of 5,316,114 shares voted for the proposal, the holders of 141,407 voted against the proposal and the holders of 68,029 shares abstained from voting.

    5. The stockholders rejected a proposal to amend the Company's Certificate of Incorporation to create a class of 1,000,000 shares of preferred stock which may be issued in one or more series and to authorize the Company's Board of Directors to determine the voting powers, designations, preferences and rights and the qualifications, limitations or restrictions thereof, of each such series. The holders of 2,175,078 shares voted for the proposal, the holders of 1,197,028 shares voted against the proposal and the holders of 35,471 shares abstained from voting.

    6. Finally, the stockholders rejected a stockholder proposal to require that the majority of Company's Board of Directors be non-family members and individuals who do not currently work or consult with the Company, have been employed by the Company or have consulted with the Company in the past. The holders of 1,223,516 shares voted for the proposal, the holders of 2,134,658 shares voted against the proposal and the holders of 49,340 shares abstained from voting.

                                   PART II


Item 5.     MARKET FOR REGISTRANT'S CAPITAL STOCK AND RELATED
            SECURITY HOLDER MATTERS


    As of March 25, 1996 the Company had 754 shareholders of record. The Company's stock is traded in the over-the-counter market (Nasdaq symbol ORBT) and is quoted in the Nasdaq Small Cap
Market.

    The quarterly closing prices for the period January 1, 1994 through December 31, 1995, as reported by Nasdaq, were as follows:

                                          CLOSE
                                        High Low
1994:
  First Quarter                         5      3 7/8
  Second Quarter                        4 1/8   3 1/2
  Third Quarter                         3 3/8   2 7/8
  Fourth Quarter                        3 3/8   1 1/2
1995:

  First Quarter                         2 1/2   1 5/8
  Second Quarter                        2 1/8   1 3/8
  Third Quarter                         1 5/8   1 3/16
  Fourth Quarter                        1 9/16  3/4

 The Company has not declared any dividends during the aforesaid period.

Item 6.  SELECTED FINANCIAL DATA




Twelve Month period ended December 31



1995
1994
1993
(unaudited)


Net sales
 $58,234,000
$57,830,000
$53,860,000


Net earnings
(loss)
from continuing
operations
($22,480,000)
(16,995,000)
($6,093,000)


Earnings per share
from continuing
operations Primary
and fully diluted
      ($3.81)
($2.75)
($.93)


Total assets at
year-end
 $38,028,000
$63,511,000
$73,105,000***


Long-term
obligations
    $785,000
 $8,909,000
$10,419,000***


Total
stockholders'
equity
  $9,123,000
$31,263,000
$49,626,000***


/TABLE

Six Month Period Ended
December 31




1993
1992
(unaudited)


Net sales

$42,819,000
$62,504,000


Net earnings
(loss)
from continuing
operations

$ (3,745,000)
$10,793,000


Earnings per share
from continuing
operations Primary
and fully diluted

($.57)
$1.61


Total assets at
year-end

$73,105,000
$66,557,000


Long-term
obligations

$10,419,000
$ 2,633,000


Total
stockholders'
equity

$49,626,000
$53,729,000
















































Twelve Month Period Ended June 30




1993
1992
1991*


Net sales

$73,545,000
$95,906,000
$47,746,000


Net earnings (loss)
from continuing
operations



$10,592,000


$2,902,000


($1,543,000)


Earnings per share
from continuing
operations Primary and
fully diluted




$1.69**



$.46



  ($.20)


Total assets at year-
end


$71,835,000

$71,730,000

$85,764,000


Long-term obligations


$ 2,451,000

$ 6,757,000

$ 4,735,000


Total stockholders'
equity


$53,729,000

$43,110,000

$36,796,000


______________

Pro-forma earnings from continuing
operations assuming the new method of
accounting was applied retroactively
(see Note O to Consolidated Financial
Statements):
$3,250,000
$(1,179,000)


Earnings (loss)


$.52
 $(.15)


Earnings (loss) per share




*    Restated to reflect discontinued
     operation.



**   Earnings before cumulative effect of a change in
     accounting principle                                            $1.59

     Cumulative effect of a change in accounting principle             .10

     Net earnings per share                                           1.69


*** While the Company's income statement for the twelve month period ended December 31, 1993 is unaudited, its balance sheet is audited.


See "Item 7. Management's discussion and Analysis of financial
Condition and Results of Operations."

/TABLE

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Inflation

    Working capital decreased by $14,208,000 to a deficit of $120,000 during the year ended December 31, 1995 principally due to (i) to a net loss of $12,473,000 (before write-off of excess of cost over the fair value of assets acquired and other intangible assets net of the purchase price adjustment of the East/West acquisition) incurred by the Company for the year ended December 31, 1995 and (ii) approximately $3,000,000 of marketable securities which was pledged to secure standby letters of credit issued to the Company's factor to its Canadian Apparel Segment as security for borrowings of the Segment under a new banking arrangement. The Company's working capital ratio at December 31, 1995 was 1.0 to 1 compared to 1.6 to 1 at December 31, 1994.

    In July 1993, East/West entered into a Restated and Amended Factoring Agreement with its primary lender. Advances by the factor prior to the maturity date of receivables sold bear interest at a rate of prime plus 1.50%. As security for its obligations under such amended facility, the Company has pledged approximately $6,150,000 of its marketable securities.

    In September 1994, East End entered into a Factoring
Agreement with BNY under the same terms and conditions as East/West. The facility is guaranteed by the Company and as security for its obligations under such facility, the Company pledged approximately $2,500,000 of its marketable securities. In January and February 1996, the Company used approximately $1,700,000 of its marketable securities to reduce the amount owed under the facility.

    In August 1995, the Company's Canadian Apparel Segment entered into a new factoring arrangement with a subsidiary of BNY. The new arrangement provides the Segment with a C$7,000,000 line of credit and bears interest at prime plus .75%. As security for its obligations under this facility, the Company has provided the lender with a C$3,000,000 standby letter of credit.

    In February 1996, the Company, through a wholly owned subsidiary, purchased from Astrosystems substantially all of the assets of its wholly owned subsidiary, Behlman Electronics and substantially all of the assets of its Military Electronics Division. The purchase price of $3,706,700 was substantially funded by the Company's cash and a bridge loan from BNY. The Company is currently negotiating a $4,000,000 Term Loan and Revolving Credit Facility with BNY, which it expects to complete during the second quarter of 1996. The proceeds will be used to replace the bridge loan and to provide working capital for the Company's Electronics Segment.

    Between November 1993 and January 1995, the Company repurchased 750,700 shares of Common Stock in the open market at an average price of $3.57 per share. In October 1994, the Company announced that it planned to purchase up to an additional 300,000 shares of Common Stock in the open market or in privately negotiated or block transactions. The Company has purchased 166,200 shares under this program.

    In March 1996, the Company entered into an agreement with the sellers of East/West whereby the purchase price for the assets under the asset purchase agreement dated July 1993 (the "Asset Purchase Agreement") was reduced from $15,000,000 to $8,850,000 plus other consolidation. Accordingly, the $8,000,000 promissory note to the sellers was reduced to $1,850,000. The amended note is payable as follows: (i) $500,000 upon the execution of the agreement, (ii) two $250,000 installments due July 1, 1996 and January 1, 1997, respectively and (iii) $850,000 payable in quarterly installments over a five year period commencing March 31, 2002.

    Assuming the completion of the $4,000,000 Term Loan and Revolving Credit Agreement with BNY, the Company's existing capital resources (including its bank credit facilities) and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

    Inflation has not materially impacted the operations of the Company.

Results of Operations:

Twelve Months Ended December 31, 1995 v. Twelve Months Ended
December 31, 1994

    Consolidated net sales for the twelve months ended December 31, 1995 slightly increased to $58,234,000 from $57,830,000 from the prior comparable period principally due to increased sales from the United States Apparel Segment and despite decreased sales from the Electronics and Canadian Apparel Segments.

    Consolidated net loss for the twelve months ended December
31, 1995 increased to $22,253,000 from $16,995,000 from the
comparable period due principally to non cash charges in the current period of $9,780,000 reflecting the Company's write off of goodwill and other intangible costs related to the East/West Division net of the purchase price adjustment of the East/West acquisition, and to an operating loss of $12,192,000 from the Apparel Segments. Management, in its continuing review of operations, wrote off all of the goodwill upon determining that cash flows from future operations of the East/West Division would not be sufficient to support any carrying value of goodwill. In March 1996, the Company entered into an agreement with the sellers of East/West whereby the purchase price for the assets under the Asset Purchase Agreement was reduced from $15,000,000 to $8,850,000 plus other consideration. Two consecutive years of disappointing results during its primary selling season along with financial weakness and excess inventories throughout the apparel and retail sector leave management with great uncertainty as to when business conditions will improve. The loss in the prior period reflects the Company's write-off of its 43% equity interest in USA Classic, Inc., subordinated receivable approximating $2,400,000 and approximately $2,500,000 of related costs.

    Revenues for the United States Apparel Segment for the twelve months ended December 31, 1995 increased to $35,152,000 from $28,543,000 from the comparable period due to revenues recorded by East End. The operating loss for the year ended December 31, 1995 increased to $11,000,000 from $3,217,000 due to a significantly lower gross profit on sales resulting from significant inventory writedowns taken at year end reflecting a very weak retail environment. The segment recorded a negative gross profit of 5.8% compared to a gross profit of 11.3% in the prior year.

    Revenues for the Canadian Apparel Segment decreased to $11,319,000 from $17,033,000 due to a higher number of units shipped in the prior period at a lower gross profit. The gross profit increased to 17.4% in the current year from 11.9% in the prior comparable period. The operating loss for the year decreased to $1,203,000 from $1,628,000 from the prior year due to improved gross margin on sales and a reduction in selling, general and administrative costs. The results for the current period include $759,000 of one-time restructuring costs consisting of product line and personnel termination charges relating to the Segment.

    Revenues for the Electronics Segment decreased to $11,763,000 from $12,254,000 from the prior year due to a decreased in the number of units shipped. Operating income for the year decreased to $2,287,000 from $2,625,000 in the prior period due to a decrease in revenue and a provision taken in the current year of approximately $875,000 in anticipation of costs to be incurred to repair and/or refurbish certain units that have already been shipped to one of the Segment's customers. Management will continue to monitor these costs in subsequent periods.

    Consolidated gross profit as a percentage of sales for the current year decreased to 8.9% from 18.0% in the prior year due principally to a lower gross profit realized by the United States
Apparel Segment.

    Selling, general and administrative expenses as a percentage of sales for the year ended December 31, 1995 increased to 34% from 27.5% in the prior year. Selling, general and administrative expenses increased to $19,807,000 for the current year compared to $15,911,000 in the prior year. These increases were due principally to selling, general and administrative costs incurred by East End and was partially offset by reduced selling, general and administrative costs at the Canadian Apparel Segment.

    Interest expense significantly increased to $3,008,000 in the current year from $1,468,000 in the prior year principally due to interest charges associated with the financing of the United States Apparel Segment's higher inventory levels during the current year.

    Investment and other income increased in the current year to $4,999,000 from $2,015,000 in the prior year due principally to
(i) insurance proceeds received by the Company resulting from the death of the Company's former chief executive officer net of accrued costs due to the officer's estate, (ii) the partial realization of $1,000,000 of royalty income received from Orbit Semiconductor, Inc. pursuant to a Stock Purchase Agreement signed in November 1991, (iii) the reduction in the unrealized loss on marketable securities due to a decrease in interest rates and (iv) increased commission income earned by the United States Apparel Segment.

    The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.

   Twelve Months Ended December 31, 1994 v. Twelve Months Ended
December 31, 1993


         Consolidated net sales for the twelve months ended December 31, 1994 increased to $57,830,000 from $53,860,000 from the prior comparable period principally due to increased sales from the United States Apparel Segment resulting from (i) a full year of sales recorded by the Company's East/West Division compared to only six months of sales recorded in the prior period and (ii) sales recorded by East End, which commenced operations in May 1994. These increases were partially offset by decreased revenues from the Company's Electronics Segment and Canadian Apparel Segment.

         Net earnings for the twelve months ended December 31, 1994 decreased significantly to a loss of $16,995,000 compared to a loss of $6,093,000 for the prior period due primarily to a charge of $13,687,000 (exclusive of tax benefit) reflecting the Company's write off of its 43% equity interest in USA Classic and subordinated debt of approximately $2,400,000 owing from USA Classic to the Company, and approximately $2,500,000 of related costs. Such write offs resulted from the filing, on May 13, 1994 and May 16, 1994, by USA Classic and its wholly owned subsidiaries, of petitions under Chapter 11 of the United States Bankruptcy Code.

         The decrease in earnings is also due to (i) the inclusion of the entire year of East/West compared to the prior year which only included earnings from July 1, 1993, a part of its primary selling season, (ii) start up costs associated with the Company's new East End subsidiary which commenced operations in May 1994, (iii) inventory write downs taken by East/West and East End reflecting lower than anticipated sales which management believes was a direct result of unusually warm weather during the Fall selling season and (iv) a larger loss incurred by the Canadian Apparel Segment and reduced earnings from the Electronics Segment.

         The Company's United States Apparel Segment consists of the Company's new East/West Division which was acquired in July 1993 and East End which was merged into the operation of East/West in December 1995. Revenues for such segment for the year ended December 31, 1994 increased to $28,543,000 from $19,821,000 in the prior fiscal year due to the inclusion of the East/West Division for the entire year compared to the prior year which only included earnings from July 1, 1993 and to revenues recorded by the Company's East End subsidiary. Gross profit on sales decreased to 11.3% during the current year compared to 18.5% during the prior year due to inventory write downs taken by East/West and East End reflecting lower than anticipated sales which management believes was a direct result of unusually warm weather during the Fall selling season. Operating income for the year decreased significantly to a loss of $3,217,00 compared to operating income of $1,606,000 from the prior year due to the lower gross profit on sales and due to start up costs associated with East End.

         Revenues for the Canadian Apparel Segment decreased to $17,033,000 for the year ended December 31, 1994 from $20,851,000 in the prior year due principally to a decrease in the number of units shipped during the period and to a decline in the exchange rate used to convert such segment's sales into United States dollars. Gross profit on sales decreased to 11.9% during the year ended December 31, 1994 compared to 15.0% in the prior year due principally to a reduction in prices given to major retailers in an effort to maintain sales despite the lower demand that resulted from the unusually warm weather during its primary Fall selling season. The operating loss for the year ended December 31, 1994 increased to $1,628,000 from $940,000 from the prior year due principally to decreased revenues and gross profit which were offset by reduced overhead costs.

         Revenues for the Electronics Segment for the year ended December 31, 1994 decreased to $12,254,000 from $13,188,000 from the prior year due to a decrease in the number of units shipped resulting from a reduction in the general level of funding for the defense sector. Operating income for the year ended December 31, 1994 decreased to $2,625,000 from $3,959,000 in the prior year due to the approval, in the prior period, of certain billing of significant research and development costs which had been expensed in previous periods, and to reduced sales in the current period. Gross profit was lower in the year ended December 31, 1994 for the same reasons.

         Consolidated gross profit as a percentage of sales for the year ended December 31, 1994 decreased to 18.0% from 23.3% in the prior year due to lower gross profits realized by each of its business segments.

         Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 1994 increased to 27.5% from 20.7% in the prior year. Selling, general and administrative expenses increased to $15,911,000 for the year ended December 31, 1994 compared to $11,164,000 in the prior year. These increases were due principally to costs incurred by the Company's East/West Division for the entire year compared to the prior year which only included costs incurred from July 1, 1993, a period of higher revenues from its primary selling season. The increase was also due to start-up costs associated with East End.

         Interest expense increased to $1,468,000 for the year ended December 31, 1994 from $1,174,000 in the prior year due principally to interest on the Acquisition Term Loan used to finance the cash portion of the down payment for the purchase of East/West as well as a rise in interest rates.

         Investment and other income decreased in the year ended December 31, 1994 to $2,015,000 from $2,480,000 in the prior year due principally to a decrease in cash balances available for investment and an increase in the unrealized loss on marketable securities due to a rise in interest rates.

         The effective tax benefit rate of 10.2% for the year ended December 31, 1994 is due to partial utilization in the current period of prior years, loss carryforwards and deferred tax benefits resulting from the write-down of the Company's investment in USA Classic and the current year's operating losses.

Six Months Ended December 31, 1993 v. Six Months Ended December
31, 1992

         Consolidated net sales for the six months ended December 31, 1993 decreased to $42,819,000 from $62,504,000 from the comparable six month period principally due to the elimination of all revenues attributable to USA Classic and to decreases in sales from the Canadian Apparel Segment and the Electronics Segment. These decreases were partially offset by sales from the Company's East/West Division which was acquired in July 1993.

         Net earnings for the six months ended December 31, 1993 decreased significantly to a loss of $3,745,000 from earnings of $11,198,000 in the prior six month period. The loss was principally due to non-cash charges of $3,721,000 representing the Company's 43% equity interest in the loss of USA Classic at November 30, 1993 and $4,665,000 representing a mark down of the Company's investment in USA Classic reflecting a decline in the market value of USA Classic's stock. Net earnings from the prior six month period were principally due to a non-cash gain of approximately $7,500,000 resulting from the Offering and significant earnings recorded by USA Classic during this period. The decrease in earnings was also attributable to decreased earnings from the Canadian Apparel Segment, all of which were partially offset from earnings from the East/West Division and improved earnings from the Electronics Segment.

         Revenues for the United States Apparel Segment (which included USA Classic during these periods) decreased to $19,821,000 in the six month period ended December 31, 1993 compared to $35,973,000 from the prior comparable six month period due to the loss of all revenues attributable to USA Classic which amounted to $35,973,000 during the prior six month period. Revenues for the six month period ended December 31, 1993 were all attributable to the Company's new East/West Division. Gross profit on sales decreased to 18.5% during the six month period ended December 31, 1993 compared to 29.5% during the prior comparable six month period. Operating income for the six month period ended December 31, 1993 decreased to $1,587,000 from $3,778,000 from the prior comparable six month period. Pre-tax income for the six month period ended December 31, 1993 includes $499,000 of charges associated with the acquisition of the East/West Division as a result of "push-down" accounting.

         Revenues for the Canadian Apparel Segment decreased to $16,339,000 for the six month period ended December 31, 1993 from $18,869,000 from the prior comparable six month period due principally to a decrease in the number of units shipped during the period of both its cloth and leather lines and to a decline in the exchange rate used to convert the Segment's sales into United States dollars. Gross profit for the six months ended December 31, 1993 was 16.0% compared to 17.9% from the prior comparable six month period. This decrease was due principally to credits and discounts given by newly formed Ax Elle in order to establish programs to gain market share for its products and to the write off of certain costs associated with the development of future seasons' products related to the Company's merchandising efforts. Aside from these two factors, gross profit for the period would have increased to approximately 19.0% for the six month period ended December 31, 1993. Operating income for the six months ended December 31, 1993 decreased to a loss of $59,000 from earnings of $1,012,000 from the prior comparable six month period due principally to (i) decreased revenues (ii) an increase in bad debt reserves reflecting a weak economy in Canada and (iii) start up costs related to the initial shipping season for Ax Elle.

         Revenues for the Electronics Segment for the six month period ended December 31, 1993 decreased to $6,659,000 from $7,662,000 from the prior comparable six month period due to a decrease in the number of units shipped resulting from a reduction in the general level of funding for the defense sector. Despite the decrease in sales, operating income significantly increased to $2,349,000 from $1,265,000 due to an increased gross profit in the current six month period compared to the prior comparable period. The improved gross margin was principally due to the current authorization for payment of significant research and development costs which had been expensed in prior periods.

         Consolidated gross profit, as a percentage of sales for the six month period ended December 31, 1993 decreased to 21.8% from 25.8% from the prior comparable six month period principally to lower gross margins in the Company's Apparel Segments and despite improved gross margins in the Company's Electronic Segment.

         Selling, general and administrative expenses, as a percentage of sales for the six month period ended December 31, 1993 decreased to 17.3% from 21.0% from the prior comparable six month period principally due to lower selling, general and administrative costs as a percentage of sales incurred by the Company's East/West Division compared to that which was incurred by USA Classic in the prior period. Selling, general and administrative costs for the six month period ended December 31, 1993 decreased to $7,391,000 from $13,141,000 from the prior comparable six month period for the same reason.

         Interest expense increased for the six month period ended December 31, 1993 to $976,000 from $866,000 from the prior comparable period due to interest on the Acquisition Term Loan used to finance the cash portion of the down payment for the purchase of East/West as well as the stated interest on the note to the sellers in such transaction. This amount is offset by the reduced borrowing cost of the East/West Division as compared to that of USA Classic in the prior six month period.

         Investment and other income significantly increased to $1,482,000 for the six months ended December 31, 1993 compared to $314,000 from the prior comparable period due principally to a significant increase in cash balances available for investment during the current fiscal period (despite lower interest rates) and to $894,000 commission income recorded by the Company's East/West Division.

         The effective tax rate of 36.7% for the six month period ended December 31, 1993 reflects the utilization of prior year's loss carry forwards and deferred tax benefits resulting from the mark down of the Company's investment in USA Classic and the Company's proportionate share of USA Classic's loss for the period ended November 30, 1993. The effective tax rate of 35.4% for the six month period ended December 31, 1992 is principally due to the full tax effect taken in the prior period on the gain resulting from the Offering. As at December 31, 1993, there were approximately $5,200,000 of unused loss carryforwards which expire in 2001 which can be used to offset future taxable income of the parent company only.

Fiscal Year Ended June 30, 1993 v. Fiscal Year Ended June 30, 1992

         Consolidated net sales decreased to $73,545,000 in the fiscal year ended June 30, 1993 from $95,906,000 in the prior year principally due to revenues of USA Classic which were only included in consolidated sales until the public offering in November 1992 and to a decrease in sales from the Canadian Apparel Segment.

         Net earnings for the fiscal year ended June 30, 1993 increased significantly to $ 11,235,000 from $ 2,902,000 in the prior year principally due to a noncash after tax gain of approximately $7,500,000, as a result of the USA Classic Offering. Increases in earnings were also attributable to increased earnings from USA Classic compared to its prior fiscal year earnings, increased earnings from the Company's Electronic Segment, all of which were partially offset by decreased earnings from the Canadian Apparel Segment. Earnings for fiscal 1993 were also affected by an after tax $643,000 gain, resulting from the cumulative affect of an accounting change for design costs at USA Classic.

         Revenues for the United States Apparel Segment decreased to $35,973,000 in the fiscal year ended June 30, 1993 from $54,977,000 in the prior year since the operations of USA Classic were not included for the period after November 1992. The amount of such revenues recorded by USA Classic in the prior comparable period amounted to approximately $32,470,000. Gross profit on sales slightly decreased to 29.5% in fiscal 1993 from 30.3% in fiscal 1992. Operating income increased to $3,797,000 in the fiscal year ended June 30, 1993 from $3,391,000 in the prior year principally due to significantly increased revenues during the portion of the fiscal year ended June 30, 1993 in which operations of USA Classic offset by the gain in corporate compensation costs.

         Revenues for the Canadian Apparel Segment decreased to $23,381,000 in fiscal year ended June 30, 1993 from $26,433,000 in the prior year principally due to a decrease in the number of units shipped during the period of both its cloth and leather lines and to the exchange rate used to convert the Segment's sales into United States dollars. Operating income decreased to a loss of $153,000 in the fiscal year ended June 30, 1993 from $1,726,000 in the prior year due principally to (i) decreased revenues, (ii) a reduced gross profit margin of 17.2% in fiscal 1993 as compared to 22.2% in the prior year (primarily due to reduced selling prices on certain product lines in order to either maintain or gain market share for these products) and (iii) an increase in bad debt reserves reflecting a weak economy in Canada.

         Revenues for the Electronics Segment slightly decreased to $14,191,000 in the fiscal year ended June 30, 1993 from $14,496,000 in the prior year due to a decrease in the number of units shipped resulting from a reduction in the general level of funding for the defense sector. Despite the slight decrease in sales, operating income increased to $2,875,000 in the fiscal year ended June 30, 1993 from $1,721,000 in the prior year due to an increased gross profit of 33.1% in the fiscal year ended June 30, 1993 compared to 24.5% in the prior year resulting from reduced overhead costs and the award and billing of certain research and development costs which has been expensed in prior periods.

         Consolidated gross profit, as a percentage of sales decreased to 26.3% in the fiscal year ended 1993 from 27.2% in the prior year due principally to lower gross margins in the Company's Apparel Segments and despite improved gross margins in the Company's Electronic Segment.

         Selling, general and administrative expenses, as a percentage of sales, increased to 23.0% in the fiscal year ended June 30, 1993 from 22.0% in the prior year due principally to fixed costs of the Canadian Apparel Segment which did not decrease in proportion to the decrease in the Segment's sales and to an increase in certain corporate compensation costs related principally to the gain arising from the Offering. Selling, general and administrative expenses decreased in the fiscal year ended June 30, 1993 to $16,908,000 from $21,054,000 in the prior year due principally to the inclusion in the entire prior period of the selling, general and administrative costs attributable to USA Classic offset by the gain in corporate compensation costs.

         Interest expense significantly decreased to $1,064,000 in the prior year from $2,276,000 in the prior year due principally to interest expense of USA Classic which was only included in the consolidated statement of operations through November 1992 and to lower borrowing rates.

         Investment and other income increased to $1,312,000 in the fiscal year ended June 30, 1993 from $940,000 in the prior year due principally to a significant increase in cash balances available for investment during the current fiscal year as a result of the Offering and despite lower interest rates.

         The effective tax rate of 35.8% in the fiscal year ended June 30, 1993 was due principally to the full tax effect taken on the gain resulting from the Offering and reduced somewhat by the operating income in the current fiscal year being offset by the utilization of prior years loss carry forwards. As at June 30, 1993, there were approximately $8,200,000 of unused loss carryforwards which expire in 2001 which can be used to offset future taxable income of the parent company only.

         The effective tax rate of 21.3% in fiscal 1992 was due principally to losses associated with the sale of the Company's semiconductor segment during the prior fiscal year which were not available for utilization until the current fiscal year, and the utilization of the carry forward of certain losses incurred by that segment in prior fiscal years.

Certain Material Trends

         Despite continued profitability in 1995, the Company's Electronic Segment continues to face a difficult business by increasing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector.

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

         In July 1993, the Company acquired the assets of Panda, an importer and distributor of women's activewear and outer-wear and in May 1994, started up the East End subsidiary, an importer of women's outer-wear and sportswear which operation was merged into the East/West Division in December 1995 and constitutes the Company's United States Apparel Segment. A majority of the business of both the United States and the Canadian Apparel Segment is associated with the sale of outer-wear. The third and fourth quarters are generally the primary selling seasons for outer-wear sales. Furthermore, where sale of outer-wear constitutes a significant percentage of such segment's business, the first and second quarters are historically weak periods since its customers do not generally request shipment of merchandise during this time.

         Despite the continued market acceptance of its established lines, a weakened economy in the United States and Canada could have an adverse impact on the Apparel Segments' revenues and earnings. The Apparel Segments' large customers include many of the major department stores which may be vulnerable in a weakened economy. In addition, the financial problems experienced by many retailers has impacted revenues due to credit concerns of the financial community. These factors have contributed to a very weak and uncertain apparel and retail sector. These present conditions, if they continue, could have a negative impact on the operations of the Apparel Segment in future quarters.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to financial statements, which is a part of the financial statements, and the financial statements and schedules included elsewhere in this Annual Report on Form 10-K.

The following sets forth certain selected, unaudited quarterly financial data:

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             QUARTERLY FINANCIAL DATA
                                  (Consolidated)


Twelve Months Ended
December 31, 1995        First       Second        Third         Fourth
                        Quarter     Quarter       Quarter       Quarter
Net Sales           $10,888,000   $8,588,000   $21,355,000   $17,403,000
Gross Profit          2,877,000    1,586,000     2,512,000    (1,796,000)
Earnings (loss)        (313,000)  (2,133,000)  (15,288,000)   (4,519,000)
Earnings per share                          ($.05)       ($.36)        ($2.60)         ($.77)


Twelve Months Ended
December 31, 1994

Net Sales           $10,557,000   $5,691,000   $21,017,000   $20,565,000
Gross Profit          3,055,000    1,689,000     4,542,000     1,143,000
Earnings (loss)     (11,184,000)  (1,212,000)                         636,000      (5,235,000)
Earnings per share                         $(1.77)       $(.19)         $.11             $(.90)


Item 9.           DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

                  The Company has not had any disagreements with its accountants on accounting or financial disclosure.

                                 PART III

Item 10.
 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual
Meeting of Stockholders.

Item 11.
     EXECUTIVE COMPENSATION

                  Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities
Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

                           Incorporated by reference
to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1996
Annual Meeting of Stockholders.

                                   PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                  REPORTS ON FORM 8-K

                                 (a)  The following documents are
filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                           1.      Financial Statements and
                                   Schedules:

                                   The index to the financial
statements and schedules is incorporated by reference to the index to financial statements attached as an exhibit to this Annual Report on Form 10-K.

                           2.  Exhibits:
Exhibit No.
     Description of Exhibit

  3 (a)                    Certification of Incorporation, as
                           amended.  Incorporated by reference to
                           Exhibit 3(a) to the Company's Annual
                           Report on Form 10-K for the fiscal year
                           ended June 30, 1991.

  3 (b) By-Laws, as amended. Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

  4(a) Orbit International Corp. 1995 Employee Stock Option Plan. Incorporated by reference to Annex B to the Company's definitive proxy statement dated
                           November 17, 1995.

  4(b) Orbit International Corp. 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Annex C to the Company's definitive proxy statement dated November 17, 1995.

  10(a) Employment Agreement, dated July 1, 1992 between the Company and Mitchell Binder. Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

  10(b) Employment Agreement dated July 1, 1992 between the Company and Bruce Reissman. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

  10(c) Employment Agreement dated July 1, 1992 between the Company and Dennis Sunshine. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

  10(d) Form of Indemnification Agreement between the Company and each of its Directors. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

  10(e) Asset Purchase Agreement, dated July 12, 1993, among the Panda Group, Inc., Kenneth Freedman, Frederick Meyers and Registrant. Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 12, 1993.

  10(f) Asset Purchase Agreement, dated as of January 11, 1996, by and among Astrosystems, Inc., and Behlman electronics, Inc., Orbit International Corp. and Cabot Court, Inc.. Incorporated by reference to the Company's Current Report on Form 8-K dated February 6, 1996.

  10(g) Form of Agreement among Kenneth Freedman, Frederick Meyers, The Panda Group, Inc. and Orbit International Corp. dated March 28, 1996; Form of Amended Promissory Note dated March 28, 1996; and Form of Warrant to Purchase 125,000 shares of Orbit International Corp. Common Stock.

  10(h) Form of Factoring Security and Loan Agreement, dated August 4, 1995 between BNY Financial Corporation - Canada, Canada Classique, Inc., Winnipeg Leather (1991), Inc. and Symax Garment Co. (1993) Ltd.

  21                       Subsidiaries of Registrant.


                         (b)  Reports on Form 8-K:


                                            No reports on Form 8-K
                          have been filed during the last quarter
                         of the period covered by this report.

                     SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                       ORBIT INTERNATIONAL CORP.


Dated: March 29, 1996
                                              By: /s/ Dennis Sunshine
                                      Dennis Sunshine, President
                                      and Chief Executive
                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature
Title
Date


 /s/ Dennis Sunshine
Dennis Sunshine
President, Chief
Executive Officer and
Director
March 29, 1996


 /s/ Mitchell Binder
Mitchell Binder
Vice President-
Finance, Chief
Financial Officer and
Director
March 29, 1996


 /s/ Bruce Reissman
Bruce Reissman
Executive Vice
President, Chief
Operating Officer and
Director
March 29, 1996


 /s/ Harlan Sylvan
Harlan Sylvan
Treasurer,
Secretary and
Controller
March 29, 1996


 /s/ Nathan A. Greenberg
Nathan A. Greenberg
Director
March 29, 1996


 /s/ John Molloy
John Molloy
Director
March 29, 1996


 /s/ Stanley Morris
Stanley Morris
Director
March 29, 1996

                               EXHIBT INDEX


Exhibit No.    Description of Exhibit

  3 (a)        Certification of Incorporation, as amended.
               Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

  3 (b)   By-Laws, as amended.  Incorporated by reference to
          Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

  4(a)         Orbit International Corp. 1995 Employee Stock
               Option Plan. Incorporated by reference to Annex B to the Company's definitive proxy statement dated
               November 17, 1995.

  4(b) Orbit International Corp. 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Annex C to the Company's definitive proxy statement dated November 17, 1995.

  10(a)   Employment Agreement, dated July 1, 1992 between the
          Company and Mitchell Binder. Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form
          10-K for the fiscal year ended June 30, 1992.

  10(b)   Employment Agreement dated July 1, 1992 between the
          Company and Bruce Reissman. Incorporated by reference to
          Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

  10(c)   Employment Agreement dated July 1, 1992 between the
          Company and Dennis Sunshine. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form
          10-K for the fiscal year ended June 30, 1992.

  10(d) Form of Indemnification Agreement between the Company and each of its Directors. Incorporated by reference to
          Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

  10(e) Asset Purchase Agreement, dated July 12, 1993, among the Panda Group, Inc., Kenneth Freedman, Frederick Meyers and Registrant. Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 12, 1993.

  10(f) Asset Purchase Agreement, dated as of January 11, 1996, by and among Astrosystems, Inc., and Behlman electronics, Inc., Orbit International Corp. and Cabot Court, Inc.. Incorporated by reference to the Company's Current Report on Form 8-K dated February 6, 1996.

  10(g) Form of Agreement among Kenneth Freedman, Frederick Meyers, The Panda Group, Inc. and Orbit International Corp. dated March 28, 1996; Form of Amended Promissory Note dated March 28, 1996; and Form of Warrant to Purchase 125,000 shares of Orbit International Corp. Common Stock.

  10(h)   Form of Factoring Security and Loan Agreement, dated
          August 4, 1995 between BNY Financial Corporation -
          Canada, Canada Classique, Inc., Winnipeg Leather (1991), Inc. and Symax Garment Co. (1993) Ltd.

  21      Subsidiaries of Registrant.