Form 10-Q
period 1996-03-31
ORBIT INTERNATIONAL CORP
filed 1996-05-15
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      March 31, 1996
                                      OR
       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended              to
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
                                                  Yes        No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
       March 31, 1996.                                  5,886,000




                        ORBIT INTERNATIONAL CORP.


    The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.
    The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1996.
    The condensed consolidated balance sheet as of December 31, 1995 was condensed from the audited consolidated balance sheet appearing in the 1995 annual report on Form 10-K.
    These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1995.





























                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              March 31,     December 31,
                                                1996           1995
                                             (unaudited)
            A S S E T S

Current assets:

  Cash and cash equivalents..............   $    631,000     $ 2,274,000
  Investment in marketable
   securities (Note 5)...................      1,473,000       7,495,000
  Accounts receivable - net of
   estimated doubtful accounts...........      2,407,000         854,000
  Inventories - at lower of cost (first
   in, first out) or market (Notes 2 and
   3)....................................     14,827,000      13,124,000
  Other current assets...................        596,000       1,669,000

     Total current assets................     19,934,000      25,416,000

Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................      3,220,000       3,069,000

Excess of cost over the fair value of
  assets acquired - less accumulated
  amortization...........................      1,887,000         834,000

Restricted investment in marketable
  securities (Note 5)....................      7,356,000       7,567,000

Investment in marketable
  securities (Note 5)....................        947,000         795,000

Other assets.............................        337,000         347,000

     T O T A L ..........................   $ 33,681,000   $  38,028,000







          Attention is directed to the accompanying notes to condensed consolidated financial statements.


          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
  (continued)

                                                March 31,     December 31,
                                                  1996           1995
                                              (unaudited)
            L I A B I L I T I E S

Current liabilities:

  Current portion of long-term obligations    $   517,000    $ 2,292,000
  Accounts payable........................      3,925,000      3,860,000
  Accrued expenses........................      4,100,000      4,090,000
  Due to factor...........................     13,473,000     15,294,000
       Total current liabilities..........     22,015,000     25,536,000

Long-term obligations (less current
  portion above)..........................      1,052,000      1,097,000
Other liabilities.........................      2,077,000      2,077,000

     Total liabilities....................     25,144,000     28,710,000


            STOCKHOLDERS' EQUITY

Capital stock - authorized 25,000,000
  shares $.10 par value; issued 8,771,000
  shares at March 31, 1996 and
  December 31, 1995, respectively........         877,000        877,000
Additional paid-in capital ..............      23,285,000     23,285,000
(Deficit)................................      (4,796,000)    (4,026,000)
Unrealized holding (loss) in marketable
  securities (Note 5)....................          (2,000)
Less treasury stock ( 2,885,000 shares at
  March 31, 1996 and December 31, 1995,
  respectively) at cost .................      (9,588,000)    (9,588,000)
Foreign currency translation adjustment..      (1,239,000)    (1,230,000)
     Total stockholders' equity..........       8,537,000      9,318,000

     T O T A L...........................    $ 33,681,000    $38,028,000





             Attention is directed to the accompanying notes to
              condensed consolidated financial statements.


                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                             Three Months Ended
                                                  March 31
                                             1996             1995

Net sales.............................     $ 7,197,000     $10,888,000

Cost of sales (Note 2)................       5,303,000       8,011,000

Gross profit (Note 2).................       1,894,000       2,877,000

Other (income), costs and expenses:
   Selling, general and administrative       3,177,000       4,119,000
   Interest...........................         543,000         655,000
   Investment and other (income)
   (Note 5)...........................      (1,054,000)     (1,584,000)

                                             2,666,000       3,190,000

(Loss) before taxes (benefit) on
   income.............................        (772,000)       (313,000)

Taxes (benefit) on income.............


NET (LOSS)............................    $   (772,000)   $(   313,000)

NET (LOSS) PER SHARE (Note 1).........    $       (.13)   $      ( .05)















                    Attention is directed to the accompanying notes to condensed consolidated financial statements.
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)



                                                      Three Months Ended
                                                            March 31,
                                                      1996           1995

Cash flows from operating activities:
 Net (loss)...................................   $   (772,000)    $(313,000)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating
   activities:
  Depreciation and amortization...............         93,000        92,000
  Amortization of goodwill....................         24,000       168,000
  Provision for doubtful accounts.............        236,000         7,000
  Compensatory issuance of stock and options..                      262,000
  Imputed interest on Acquisition Note........                       71,000
  Change in value of marketable trading
   securities.................................                     (171,000)
  Purchases of marketable trading
   securities.................................                  (12,238,000)
  Proceeds of sales of marketable trading
   securities.................................                   13,020,000

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable.     (1,789,000)      852,000
   Decrease in inventory......................        862,000       435,000
   (Increase) decrease in other current assets      1,075,000    (1,461,000)
   Increase (decrease) in accounts payable....         49,000    (1,187,000)
   Increase (decrease) in accrued expenses....        (15,000)      857,000
    Net cash provided by (used in) operating
     activities...............................       (237,000)      394,000

Cash flows from investing activities:
 Acquisitions of fixed assets.................       (131,000)     (190,000)
 Purchase of net assets of acquired company...     (3,750,000)
 Change in value of marketable securities.....          2,000
 Purchases of marketable securities...........    (11,095,000)
 Proceeds of sales of marketable securities...     17,174,000
 Decrease in other assets.....................         12,000        22,000
    Net cash provided by (used in) investing
     activities...............................      2,212,000      (168,000)




(continued)

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
              (unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                     1996          1995

Cash flows from financing activities:
  Increase (decrease) in due to factor......      (1,823,000)    1,353,000
  Repayments of debt........................      (1,795,000)   (1,802,000)
  Purchase of treasury stock................                    (   68,000)
  Net cash (used in)financing activities....      (3,618,000)   (  517,000)

Effect of exchange rate changes on cash.....                         4,000

NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................      (1,643,000)     (287,000)

Cash and cash equivalents - January 1.......       2,274,000       815,000

CASH AND CASH EQUIVALENTS - March 31........     $   631,000  $    528,000

Supplemental disclosures of cash flow information:

                                                      Three Months Ended
                                                          March 31,
                                                    1996             1995
         Cash paid for:
           Interest........................      $   506,000    $  559,000
           Income taxes (net of $ 444,000
             refund in 1995)...............             0            4,000


Supplemental schedule of noncash and financing activities:

     [1] In February 1996, the Company acquired the operating assets and business of Behlman Electronics, Inc. The fair value of the net assets as of the date of acquisition is presented below:

          Inventory                       $2,560,000
          Property, plant and equipment      115,000
          Excess of cost over the fair
            of assets acquired             1,075,000
                                          $3,750,000

              Attention is directed to the accompanying notes to
                 condensed consolidated financial statements.


                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

(NOTE 1) - (Loss) Per Share:

     (Loss) per share are based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the three month periods ended March 31, 1996 and 1995 are as follows:

                                  Three Months Ended
                                       March 31
                                  1996          1995
 Primary and
 Fully Diluted                 5,886,000     5,886,000

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                          March 31,     December 31,
                                            1996             1995


Raw Materials................        $  3,693,000      $  1,594,000
Work-in-process..............           5,387,000         4,756,000
Finished goods...............           5,747,000         6,774,000

             T O T A L.......        $ 14,827,000      $ 13,124,000


(NOTE 4) - Acquisition:

     On February 6, 1996, the Company, through a wholly-owned subsidiary acquired certain assets subject to certain liabilities of Astrosystems, Inc. and Behlman Electronics, Inc. ("Behlman"). The assets are primarily used in the business of manufacturing and selling various power supply and power source products.


(continued)

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                               (continued)

The purchase price for the assets, which includes inventory, equipment and other physical property, was $3,750,000, subject to a final valuation of said assets as of the closing date. The transaction was partially financed pursuant to a bridge loan in the amount of $500,000 from the Company's primary lender in anticipation of a term loan and revolving credit facility which will replace the bridge loan. The bridge loan is secured with a mortgage on the Company's corporate facility.
     Had the acquisition been made on January 1, 1995 (unaudited) proforma sales, loss and loss per share from continuing operations would have been $13,711,000 , $(99,000)and $(.02) per share respectively, for the three month period ended March 31, 1995.

(NOTE 5) - Available-For-Sale Securities:

     On December 31, 1995 the Company transferred its marketable securities to the available for sale category of investments. Avaiable-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a seperate component of stockholders' equity. The cost of marketable securities was determined by the specific identification method.
     Under the terms of certain credit facilities the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On March 31, 1996, this collateral requirement amounted to approximately $7,083,000 of marketable securities and $273,000 of cash and cash equivalents.
     The following is a summary of available-for-sale securities as of March 31, 1996:

                           Cost or               Unrealized     Unrealized
                          Amortized      Fair      Holding        Holding
                            Cost        Value       Gains        (Losses)
U.S. Treasury bills,
  maturing March 1997...  $7,081,000   $7,081,000   $   -0-     $    -0-

Debt securities issued
  by other government
  agencies, maturing
  March 1997............   1,031,000    1,042,000     11,000         -0-

     Total maturing
       within 1 year....   8,112,000    8,123,000     11,000         -0-

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

                            Cost or                Unrealized    Unrealized
                           Amortized      Fair       Holding       Holding
                             Cost        Value        Gains       (Losses)
Debt securities issued
  by other government
  agencies, maturing
  April 1997 to March
  2002..................     446,000      445,000        -0-        (1,000)

Corporate debt
  securities, maturing
  April 1997 to March
  2002..................     501,000      500,000        -0-        (1,000)
     Total maturing
       after 1 year
       through 5 years..     947,000      945,000        -0-        (2,000)

Corporate debt
  securities, maturing
  April 2002 to March
  2007..................     110,000      113,000       3,000         -0-
     Total maturing
       after 5 years
       through 10 years.     110,000      113,000       3,000         -0-

Corporate debt
  securities, maturing
  April 2007 and thereafter  336,000      322,000        -0-       (14,000)
     Total maturing
       after 10 years...     336,000      322,000        -0-       (14,000)
     Total maturing
       after 1 year.....   1,393,000    1,380,000       3,000      (16,000)
     Total marketable
       securities.......  $9,505,000    9,503,000     $14,000     $(16,000)
Less included in
  restricted assets.....               (7,083,000)
Less non-current
  marketable securities.                 (947,000)

     Total current marketable
       securities.......               $1,473,000

               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Inflation:

     Working capital decreased by $1,961,000 to a working capital deficiency of $2,081,000 during the three month period ended March 31, 1996 from the year ended December 31, 1995 principally due to a net loss of $772,000 incurred by the Company during the quarter and to approximately $1,075,000 related to the acquisition of Behlman which was allocated to goodwill. The Company's working capital ratio at March 31, 1996 was .9 to 1 compared to 1.0 to 1 at December 31, 1995.

     In July 1993, the Company's East/West Division ("East/West") entered into a Restated and Amended Factoring Agreement with its primary lender. Advances by the factor prior to the maturity date of receivables sold bear interest at a rate of prime plus 1.50%. As security for its obligations under such amended facility, the Company pledged approximately $6,150,000 of its marketable securities. In March 1996, the Company used approximately $1,500,000 of such marketable securities to reduce the amount owed under the facility.

     In September 1994, East End Apparel Group, Ltd. ("East End") entered into a Factoring Agreement with BNY Financial Corporation ("BNY") under the same terms and conditions as East/West. The facility is guaranteed by the Company and as security for its obligations under such facility, the Company pledged approximately $2,500,000 of its marketable securities. Between January and April 1996, the Company used approximately all of such marketable securities to reduce the amount owed under the facility.

     In August 1995, the Company's Canadian Apparel Segment entered into a new factoring arrangement with a subsidiary of BNY. The new arrangement provides the Segment with a C$7,000,000 line of credit and bears interest at prime plus .75%. As security for its obligations under this facility, the Company has provided the lender with a C$3,000,000 standby letter of credit.

     In February 1996, the Company, through a wholly owned subsidiary, purchased from Astrosystems, Inc. substantially all of the assets of its wholly owned subsidiary, Behlman and substantially all of the assets of its Military Electronics Division. The purchase price of $3,750,000 was substantially funded by the Company's cash and a $500,000 bridge loan from BNY. The Company is currently negotiating a $4,000,000 term loan and revolving credit facility with BNY, which it expects to complete during the second quarter of 1996. The proceeds will be used to replace the bridge loan and to provide working capital for the Company's Electronics Segment.



     In March 1996, the Company entered into an agreement with the sellers of East/West whereby the purchase price for the assets under the asset purchase agreement dated July 1993 (the "Asset Purchase Agreement") was reduced from $15,000,000 to $8,850,000 plus other consideration. Accordingly, the $8,000,000 promissory note to the sellers was reduced to $1,850,000. The amended note is payable as follows: (i) $500,000 paid upon the execution of the agreement, (ii) two $250,000 installments due July 1, 1996 and January 1, 1997, respectively and (iii) $850,000 payable in quarterly installments over a five year period commencing March 31, 2002.

     Assuming the completion of the $4,000,000 term loan and revolving credit agreement with BNY, the Company's existing capital resources (including its bank credit facilities) and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Results of Operations:

     Consolidated net sales for the three months ended March 31, 1996 decreased to $7,197,000 from $10,888,000 from the prior period due principally to decreased revenues from each of its business segments and, in particular, its U.S. Apparel Segment due to a decrease in sales at East/West and East End.

     The net loss for the three months ended March 31, 1996 increased to $772,000 from $313,000 from the prior year due principally to decreased earnings from the Company's Electronics division due to a decrease in sales from the prior period and to start up costs associated with its new Behlman subsidiary. This increased loss was partially offset by a decrease in operating losses at the Company's Apparel Segments.

     Revenues for the United States Apparel Segment for the three months ended March 31, 1996 decreased to $2,898,000 from $5,082,000 from the comparable period of the prior year due principally to reduced revenues at East/West and East End. Despite the reduction in revenues during the period, the operating loss for the three month period ended March 31, 1996 decreased to $748,000 from $1,185,000 from the comparable period of the prior year due principally to a reduction in selling, general and administrative expenses.




     Revenues for the Canadian Apparel Segment for the three months ended March 31, 1996 decreased to $1,418,000 from $1,700,000 from the comparable period of the prior year due to a decrease in the number of units shipped during the period. Despite the reduction in revenues during the period, the operating loss for the three month period ended March 31, 1996 decreased to $271,000 from $339,000 from the comparable period of the prior year due principally to a reduction in selling, general and administrative costs.

     Revenues for the Electronics Segment for the three months ended March 31, 1996 decreased to $2,881,000 from $4,106,000 from the comparable period of the prior year due to a decrease in the number of units shipped and despite $837,000 of revenues recorded by the Company's new Behlman subsidiary which was acquired in February 1996. Operating income decreased to $288,000 for the current period from $1,303,000 from the prior period due principally to a reduction in sales and one time start up costs associated with the Behlman acquisition as well as its transition into the Company's manufacturing facility.

     Consolidated gross profit as a percentage of sales for the three months ended March 31, 1996 slightly decreased to 26.3% from 26.4% from the comparable period of the prior year.

     Selling general and administrative expenses for the three months ended March 31, 1996 decreased to $3,177,000 from $4,119,000 from the comparable period of the prior year due to a reduction in overhead expenses at the Company's Apparel Segments but increased as a percentage of sales to 44.1% from 37.8% due to a reduction in revenues in the current period.

     Interest expense decreased for the three months ended March 31, 1996 to $543,000 from $655,000 from the comparable period of the prior year due principally to i) the pay down of the promissory note related to the East/West acquisition ii) the partial paydown of amounts owed under the factoring agreements of its U.S. Apparel Segment and iii) reduced borrowing of the Company's Canadian Apparel Segment.

     Investment and other income for the three months ended March 31, 1996 decreased to $1,054,000 from $1,584,000 from the comparable period of the prior year due to insurance proceeds received by the Company in the prior period resulting from the death of the Company's former principal officer, a decrease in commission income earned by the Company's U.S. Apparel Segment and despite the realization of approximately $800,000 representing the final payment of royalty income received from Orbit Semiconductor, Inc. pursuant to a Stock Purchase Agreement signed in November 1991.


     The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.

Certain Material Trends

     Despite continued profitability in 1996, the Company's Electronic Segment continues to face a difficult business environment with increasing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on current delivery schedules and the acquisition of Behlman, however, revenues for the Electronics Segment should increase from those levels recorded in the first quarter although there can be no assurance that such revenues will actually increase.

     The Company's Electronics Segment is continuing to seek new contracts which require up-front design, engineering, prototype and preproduction costs. While the Segment attempts to negotiate contract awards for reimbursement of product development there is no assurance that sufficient monies will be set aside by the government for such effort. In addition, even if the government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

     The Electronics Segment is heavily dependent upon military spending as a source of revenues and income. World events have led the government of the United States to reevaluate the level of military spending necessary for national security. Any significant reductions in the level of military spending by the Federal Government could have a negative impact on the Electronics Segment's
future revenues and earnings.   The acquisition of Behlman, however,
has given the Company some diversity with its commercial products subsidiary which is not affected by fluctuations in military spending.

     In July 1993, the Company acquired the assets of The Panda Group, Inc., an importer and distributor of women's activewear and outerwear and in May 1994, started up East End, an importer of women's outer-wear and sportswear which operation was merged into East/West in December 1995 and constitutes the Company's United States Apparel Segment. A majority of the business of both the United States and the Canadian Apparel Segment is associated with the sale of outer-wear. The third and fourth quarters are generally the primary selling seasons for outer-wear sales. Furthermore, where sales of outer-wear constitutes a significant percentage of such segment's business, the first and second quarters are historically weak periods since its customers do not generally request shipment of merchandise during this time.


     Despite the continued market acceptance of its established lines, a weakened economy in the United States and Canada could have an adverse impact on the Apparel Segments' revenues and earnings.
The Apparel Segments large customers include many of the major department stores which may be vulnerable in a weakened economy. In addition, the financial problems experienced by many retailers has impacted revenues due to credit concerns of the financial community. These factors have contributed to a very weak and uncertain apparel and retail sector. These present conditions, if they continue, could have a negative impact on the business, operating results and financial condition of the Apparel Segment in future quarters.
















































                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated:  May 15, 1996                      /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated:  May 15, 1996                      /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director


























                                 PART II

                            OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits.  None

         (b) Reports on Form 8-K. An Item 5 Form 8-K dated February 6, 1996 was filed by the Company regarding the purchase of assets, subject to certain liabilities of Astrosystems, Inc., a Delaware corporation and Behlman Electronics, Inc., a New York corporation.