Form 10-Q/A
period 1996-03-31
ORBIT INTERNATIONAL CORP
filed 1996-05-28
CIK 74818

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


     The undersigned Registrant hereby amends the following items, financial statements exhibits or other portions of its Quarterly
Report on Form 10-Q for the quarter ended March 31, 1996, as hereinafter set forth:

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

















































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


                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)


                                             Three Months Ended
                                                  March 31
                                             1996             1995

Net sales.............................     $ 7,197,000     $10,888,000

Cost of sales (Note 2)................       5,303,000       8,011,000

Gross profit (Note 2).................       1,894,000       2,877,000

Other (income), costs and expenses:
   Selling, general and administrative       3,177,000       4,119,000
   Interest...........................         543,000         655,000
   Investment and other (income)
   (Note 5)...........................      (1,056,000)     (1,584,000)

                                             2,664,000       3,190,000

(Loss) before taxes (benefit) on
   income.............................        (770,000)       (313,000)

Taxes (benefit) on income.............


NET (LOSS)............................    $   (770,000)   $(   313,000)

NET (LOSS) PER SHARE (Note 1).........    $       (.13)   $      ( .05)















                    Attention is directed to the accompanying notes to condensed consolidated financial statements.
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)



                                                      Three Months Ended
                                                            March 31,
                                                      1996           1995

Cash flows from operating activities:
 Net (loss)...................................   $   (770,000)    $(313,000)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating
   activities:
  Depreciation and amortization...............         93,000        92,000
  Amortization of goodwill....................         24,000       168,000
  Provision for doubtful accounts.............        236,000         7,000
  Compensatory issuance of stock and options..                      262,000
  Imputed interest on Acquisition Note........                       71,000
  Change in value of marketable trading
   securities.................................                     (171,000)
  Purchases of marketable trading
   securities.................................                  (12,238,000)
  Proceeds of sales of marketable trading
   securities.................................                   13,020,000

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable.     (1,789,000)      852,000
   Decrease in inventory......................        862,000       435,000
   (Increase) decrease in other current assets      1,075,000    (1,461,000)
   Increase (decrease) in accounts payable....         49,000    (1,187,000)
   Increase (decrease) in accrued expenses....        (15,000)      857,000
    Net cash provided by (used in) operating
     activities...............................       (235,000)      394,000

Cash flows from investing activities:
 Acquisitions of fixed assets.................       (131,000)     (190,000)
 Purchase of net assets of acquired company...     (3,750,000)
 Change in value of marketable securities.....          2,000
 Purchases of marketable securities...........    (11,095,000)
 Proceeds of sales of marketable securities...     17,172,000
 Decrease in other assets.....................         12,000        22,000
    Net cash provided by (used in) investing
     activities...............................      2,210,000      (168,000)




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

               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Inflation:

     Working capital decreased by $1,961,000 to a working capital deficiency of $2,081,000 during the three month period ended March 31, 1996 from the year ended December 31, 1995 principally due to a net loss of $770,000 incurred by the Company during the quarter and to approximately $1,075,000 related to the acquisition of Behlman which was allocated to goodwill. The Company's working capital ratio at March 31, 1996 was .9 to 1 compared to 1.0 to 1 at December 31, 1995.

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

     The net loss for the three months ended March 31, 1996 increased to $770,000 from $313,000 from the prior year due principally to decreased earnings from the Company's Electronics division due to a decrease in sales from the prior period and to start up costs associated with its new Behlman subsidiary. This increased loss was partially offset by a decrease in operating losses at the Company's Apparel Segments.

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

     Investment and other income for the three months ended March 31, 1996 decreased to $1,056,000 from $1,584,000 from the comparable period of the prior year due to insurance proceeds received by the Company in the prior period resulting from the death of the Company's former principal officer, a decrease in commission income earned by the Company's U.S. Apparel Segment and despite the realization of approximately $800,000 representing the final payment of royalty income received from Orbit Semiconductor, Inc. pursuant to a Stock Purchase Agreement signed in November 1991.


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

                           ORBIT INTERNATIONAL CORP.
                                   Registrant




Dated:  May 28, 1996                      /s/ Dennis Sunshine
                                          Dennis Sunshine, President, Chief
                                          Executive Officer and Director


Dated:  May 28, 1996                      /s/ Mitchell Binder
                                          Mitchell Binder, Vice President-
                                          Finance, Chief Financial Officer
                                          and Director


























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