Form 10-Q
period 1996-06-30
ORBIT INTERNATIONAL CORP
filed 1996-08-14
CIK 74818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      June 30, 1996
                                      OR
       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended              to
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
                                                 Yes        No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
       August 13, 1996.                                6,186,000




                        ORBIT INTERNATIONAL CORP.


    The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.
    The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1996.
    The consolidated balance sheet as of December 31, 1995 was condensed from the audited consolidated balance sheet appearing in the 1995 annual report on Form 10-K.
    These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1995.




























                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              June 30,      December 31,
                                                1996           1995
                                             (unaudited)
            A S S E T S

Current assets:

  Cash and cash equivalents..............   $  2,582,000    $  2,274,000
  Investment in marketable
   securities (Note 5)...................        606,000       7,495,000
  Accounts receivable - net of
   estimated doubtful accounts...........      2,356,000         854,000
  Inventories - at lower of cost (first
   in, first out) or market (Notes 2 and
   3)....................................      6,919,000      13,124,000
  Other current assets...................        152,000       1,669,000
  Assets held for sale including
   restricted investments in marketable
   securities (Notes 5 and 6)............     10,912,000

     Total current assets................     23,527,000      25,416,000

Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................      2,336,000       3,069,000

Excess of cost over the fair value of
  assets acquired - less accumulated
  amortization...........................      1,053,000         834,000

Restricted investment in marketable
  securities (Note 5)....................                      7,567,000

Investment in marketable
  securities (Note 5)....................      1,127,000         795,000

Other assets.............................        377,000         347,000

     T O T A L ..........................   $ 28,420,000    $ 38,028,000




           Attention is directed to the accompanying notes to condensed consolidated financial statements.
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
  (continued)

                                                June 30,     December 31,
                                                  1996           1995
                                              (unaudited)
            L I A B I L I T I E S

Current liabilities:

  Current portion of long-term obligations    $   934,000    $ 2,292,000
  Accounts payable........................      1,013,000      3,860,000
  Accrued expenses........................      2,779,000      4,090,000
  Due to factor...........................                    15,294,000
  Liabilities associated with assets held
    for sale including amounts due to
    factor (Note 6).......................     13,670,000
       Total current liabilities..........     18,396,000     25,536,000

Long-term liabilities associated with
  assets held for sale (Note 6)...........      4,095,000
Long-term obligations (less current
  portion above)..........................      1,511,000      1,097,000
Other liabilities.........................                     2,077,000

     Total liabilities....................     24,002,000     28,710,000

            STOCKHOLDERS' EQUITY

Capital stock - authorized 25,000,000
  shares $.10 par value; issued 9,071,000
  shares at June 30, 1996 and 8,771,000 at
  December 31, 1995, respectively........         907,000        877,000
Additional paid-in capital ..............      23,518,000     23,285,000
(Deficit)................................     (10,188,000)    (4,026,000)
Unrealized holding (loss) in marketable
  securities (Note 5)....................         (18,000)
Less treasury stock ( 2,885,000 shares at
  June 30, 1996 and December 31, 1995,
  respectively) at cost .................      (9,588,000)    (9,588,000)
Unearned portion of performance shares...        (213,000)
Foreign currency translation adjustment..                     (1,230,000)
     Total stockholders' equity..........       4,418,000      9,318,000

     T O T A L...........................    $ 28,420,000   $ 38,028,000


              Attention is directed to the accompanying notes to
                condensed consolidated financial statements.

                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                             Six Months Ended          Three Months Ended
                                 June 30,                   June 30,
                              1996       1995           1996         1995
Net sales...............  $ 7,770,000  $ 8,175,000  $ 4,889,000  $ 4,069,000

Cost of sales (Note 2)..    4,376,000    4,956,000    2,597,000    2,667,000

Gross profit (Note 2)...    3,394,000    3,219,000    2,292,000    1,402,000

Other (income), costs
 and expenses:
  Selling, general and
   administrative.......    2,653,000    2,195,000    1,343,000      852,000
  Interest..............       24,000      130,000        3,000       50,000
  Investment and other
   (income ) (Note 5)...   (1,122,000)  (1,812,000)   ( 122,000)    (420,000)
                            1,555,000      513,000    1,224,000      482,000
Earnings from continuing
 operations before taxes
 on income.... .........    1,839,000    2,706,000    1,068,000      920,000
Taxes on income.........
Earnings from continuing
 operations.............    1,839,000    2,706,000    1,068,000      920,000

(Loss) from discontinued
 operations (Note 6)....   (4,200,000)  (5,152,000)  (2,659,000)  (3,053,000)
(Loss) from disposal of
 discontinued operations
 (Note 6)...............   (3,801,000)               (3,801,000)
                           (8,001,000)  (5,152,000)  (6,460,000)  (3,053,000)
NET (LOSS)..............  $(6,162,000) $(2,446,000) $(5,392,000) $(2,133,000)

EARNINGS(LOSS)PER SHARE
 (Note 1):
 Earnings from
  continuing operations   $       .31  $       .46  $       .18  $       .16
 (Loss) from
  discontinued operations       (1.34)        (.88)       (1.07)        (.52)

NET (LOSS).............   $     (1.03) $      (.42) $      (.89) $      (.36)

              Attention is directed to the accompanying notes to condensed consolidated financial statements.



                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                            Six Months Ended
                                                            June 30,
                                                      1996           1995
Cash flows from operating activities:
 Net (loss)...................................     $(6,162,000)   $(2,446,000)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating
   activities:
  Depreciation and amortization...............          59,000        184,000
  Amortization of goodwill....................          51,000        326,000
  Write-off of goodwill.......................         805,000
  Write-off of foreign currency translation...       1,230,000
  Provision for doubtful accounts.............                        102,000
  Compensatory issuance of stock and options..          20,000        263,000
  Gain on sale of fixed assets................                        (80,000)
  Imputed interest on Acquisition Note........                        142,000
  Change in value of marketable trading
   securities.................................         (18,000)      (222,000)
  Purchases of marketable trading
   securities.................................                    (17,157,000)
  Proceeds of sales of marketable trading
   securities.................................                     17,395,000
  Disposal of discontinued operations.........       2,996,000

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable.      (2,234,000)     1,380,000
   (Increase) decrease in inventory...........         652,000     (6,431,000)
   Decrease in other current assets...........       1,079,000         78,000
   Increase in accounts payable...............         730,000      1,024,000
   Increase (decrease) in accrued expenses....        (161,000)     1,721,000
   Change in assets held for sale.............       1,731,000
   Decrease in other long term obligations....        (312,000)
   (Increase) in other assets.................        (121,000)      (234,000)
     Net cash provided by (used in) operating
      activities..............................         345,000     (3,955,000)



(continued)


                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                     1996            1995
Cash flows from investing activities:
 Purchase of net assets of acquired company...    (3,750,000)
 Acquisitions of fixed assets.................       (96,000)       (282,000)
 Proceeds of from sale of fixed assets........                       217,000
 Purchase of marketable securities............   (12,805,000)
 Proceeds of sales of marketable securities...    22,645,000
  Net cash provided by (used in) investing
   activities.................................     5,994,000         (65,000)

Cash flows from financing activities:
  Proceeds from issuance of performance shares        30,000
  Net advances from factor..................                       7,890,000
  Net payments to factor....................      (5,902,000)
  Proceeds from debt........................       2,000,000         393,000
  Repayments of debt........................      (2,159,000)     (2,463,000)
  Purchase of treasury stock................                         (68,000)
  Net cash provided by (used in) financing
   activities...............................      (6,031,000)      5,752,000
  Effect of exchange rate changes on cash...                          (3,000)
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................         308,000      (1,729,000)

Cash and cash equivalents - January 1.......       2,274,000         815,000

CASH AND CASH EQUIVALENTS - June 30 ........     $ 2,582,000    $  2,544,000











(continued)


                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
            (unaudited)


Supplemental disclosures of cash flow information:

                                                Six Months Ended
                                                    June 30,
                                              1996             1995
   Cash paid for:
     Interest........................      $ 938,000        $1,200,000
     Income taxes....................                            4,000


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


          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

(NOTE 1) - (Loss) Per Share:

     (Loss) per share are based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the six month periods ended June 30, 1996 and 1995 are as follows:

                        Six Months Ended          Three Months Ended
                            June 30,                    June 30,
                      1996          1995           1996         1995
 Primary           5,960,000     5,886,000    5,998,000     5,886,000
 Fully Diluted     5,970,000     5,886,000    6,020,000     5,886,000

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit based on management's estimates of costs associated with units sold.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                         June 30,      December 31,
                                            1996          1995


Raw Materials................        $  2,316,000     $  1,594,000
Work-in-process..............           4,603,000        4,756,000
Finished goods...............                            6,774,000

             T O T A L.......        $  6,919,000     $ 13,124,000

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


(continued)




                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                               (continued)

The purchase price for the assets, which includes inventory, equipment and other physical property, was $3,750,000, subject to a final valuation of said assets as of the closing date. The transaction was partially financed pursuant to a bridge loan in the amount of $500,000 from the Company's primary lender which was replaced by a term loan and revolving credit facility. The term loan is secured with a mortgage on the Company's corporate facility.
     Had the acquisition been made on January 1, 1995 (unaudited) proforma sales, loss and loss per share from continuing operations would have been $14,267,000, $2,698,000 and $.46 per share respectively, for the six month period ended June 30, 1995.
(NOTE 5) - Available-For-Sale Securities:

     On December 31, 1995 the Company transferred its marketable securities to the available for sale category of investments. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. The cost of marketable securities was determined by the specific identification method. Interest earned on securities classified as available-for-sale are included in investment and other income in the accompanying financial statements.
     Under the terms of certain credit facilities, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On June 30, 1996, this collateral requirement amounted to approximately $4,282,000 of marketable securities and $2,000 of cash and cash equivalents.

     The following is a summary of available-for-sale securities as of June 30, 1996:
                           Cost or     Estimated    Gross         Gross
                          Amortized      Fair     Unrealized    Unrealized
                            Cost        Value       Gains        (Losses)

U.S. Treasury bills,
  maturing June 1997....  $3,969,000   $3,969,000   $           $





(continued)

               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

                          Cost or     Estimated    Gross         Gross
                          Amortized      Fair     Unrealized    Unrealized
                            Cost        Value       Gains        (Losses)
Debt securities issued
  by other government
  agencies, maturing
  June 1997.............     572,000      576,000       4,000
     Total maturing
       within 1 year....   4,541,000    4,545,000       4,000
Debt securities issued
  by other government
  agencies, maturing
  July 1997 to June 2002     344,000      343,000                   (1,000)
Corporate debt
  securities, maturing
  July 1997 to June 2002     506,000      497,000                   (9,000)
     Total maturing
       after 1 year
       through 5 years..     850,000      840,000                  (10,000)
Corporate debt
  securities, maturing
  July 2002 to June 2007     307,000      306,000                   (1,000)
     Total maturing
       after 5 years
       through 10 years.     307,000      306,000                   (1,000)
Corporate debt
  securities, maturing
  June 2007 and thereafter   335,000      324,000                  (11,000)
     Total maturing
       after 10 years...     335,000      324,000                  (11,000)
     Total maturing
       after 1 year.....   1,492,000    1,470,000                  (22,000)

     Total marketable
       securities.......  $6,033,000    6,015,000     $ 4,000     $(22,000)
Less amounts included in
  assets held for sale..               (4,282,000)
Less non-current
  marketable securities.               (1,127,000)

     Total current marketable
       securities.......               $  606,000





               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                               (continued)

(Note 6) - Discontinued Operations:

     On August 6, 1996, the Board of Directors of the Company adopted a plan to sell its apparel segments. The plan of disposal anticipates a sale of these segments by the end of 1996. The Company estimated the loss on the discontinuance of the segments to be approximately $8,000,000, including approximately $3,800,000 of estimated losses on the disposal of the segments. Such costs include monies owed pursuant to operating lease agreements, professional fees and other contractual obligations. Accordingly, the historical results for the apparel segments have been classified as discontinued operations for all periods presented in the consolidated statements of operations. Sales of the apparel segments were $7,736,000 and $11,301,000 for the six month periods ended June 30, 1996 and June 30, 1995, respectively. At June 30, 1996, the assets of the segments to be sold consist primarily of inventories, property, plant and equipment and investment in marketable securities securing the Company's guarantees under the segments' financing arrangements. Liabilities of the segments to be sold consist of monies due to the segments' lenders, accounts payable, accrued expenses and other obligations. The consolidated balance sheet at December 31, 1995 has not been restated.






















               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Inflation:

     Working capital increased by $5,251,000 to $5,131,000 during the six month period ended June 30, 1996 from the year ended December 31, 1995 principally due to approximately $7,567,000 of long term restricted assets which were used either to reduce amounts owed under certain lending facilities or reclassified to short term due to the Company's adoption of a plan to sell its apparel segments. The increase in working capital was offset by a net loss of approximately $2,361,000 incurred by the Company during the six month period (exclusive of $3,801,000 of reserves taken on an expected loss on the disposal of the apparel segment)and to approximately $1,075,000 related to the acquisition of Behlman which was allocated to goodwill. The Company's working capital ratio at June 30, 1996 was 1.3 to 1 compared to 1.0 to 1 at December 31, 1995.

     Under the Company's factoring arrangements related to the discontinued apparel segments, the Company has pledged marketable securities or provided standby letters of credit as security for its guarantees under these arrangements. As of June 30, 1996, the Company had pledged approximately $1,434,000 in marketable securities and provided $3,000,000 in standby letters of credit (see Certain Material Trends). Between January and August, 1996 the Company used approximately $7,130,000 of marketable securities to reduce the amount owed under two of the facilities.

     In February 1996, the Company, through a wholly owned subsidiary, purchased from Astrosystems, Inc. substantially all of the assets of its wholly owned subsidiary, Behlman and substantially all of the assets of its Military Electronics Division. The purchase price of $3,750,000 was substantially funded by the Company's cash and a $500,000 bridge loan from BNY Financial Corporation ("BNY"). In June, 1996, the Company completed a $2,000,000 Term Loan and $2,000,000 Revolving Credit facility with BNY. The proceeds were used to pay off the bridge loan and to provide working capital for the Company's Electronic Segment.
The Term Loan is payable in 36 monthly installments and bears interest at prime plus 1.50%. The Revolving Credit facility bears interest at prime plus 1.0%.

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

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company


Results of Operations:

Six Month period ended June 30, 1996 v. June 30, 1995.

       In August, 1996, the Company adopted a plan to sell its apparel segments. The plan of disposal anticipates a sale of these segments by the end of 1996. The Company estimated the loss on the disposal of the apparel segments to the expected disposal date to be approximately $3,801,000 and charged 1996 operations with such amount. Such costs include monies owed pursuant to operating lease arrangements , professional fees and other contractual obligations. The plan of disposal of the Company's apparel operations leaves the Company with solely its Electronics Segment which consists of the Orbit Instrument division and the new Behlman subsidiary.

     Consolidated net sales for the six month period ended June 30, 1996 decreased to $7,770,000 from $8,175,000 from the comparable period of the prior year due to a decrease in the number of units shipped by the Orbit Instrument division and despite $2,593,000 of revenues recorded by the Company's new Behlman subsidiary which was acquired in February, 1996.

     The net loss for the six month period ended June 30, 1996 increased to $6,162,000 from $2,446,000 from the comparable period of the prior year due principally to the estimated loss of $3,801,000 resulting from reserves taken on an expected loss on the disposal of its apparel segments. Sales from the discontinued apparel operations for the six months ended June 30, 1996 were $7,736,000 compared to $11,301,000 from the comparable period of the prior year. Loss from discontinued operations for the six months ended June 30, 1996 was $4,200,000 compared to $5,152,000 from the prior period.

     Net earnings from continuing operations for the six month period ended June 30, 1996 decreased to $1,821,000 from $2,706,000 from the comparable period of the prior year due principally to lower sales by the Orbit Instrument division, higher investment and other income in the prior year due to interest earned on higher cash balances and higher selling, general and administration costs incurred in the current period due to expenses incurred by the Company's new Behlman subsidiary.

     Gross profit, as a percentage of sales for the six months ended June 30, 1996 increased to 43.7% from 39.4% from the comparable period of the prior year due to greater efficiencies resulting from the Behlman acquisition.

     Selling, general and administrative expenses for the six months ended June 30, 1996 increased to $2,653,000 from $2,195,000 principally due to selling, general and administrative expenses incurred by the Company's new Behlman subsidiary. Selling, general and administrative expenses, as a percentage of sales increased to 34.1% from 26.9% due to the aforementioned reason and lower sales incurred at the Orbit Instrument division.

     Interest expense for the period decreased to $24,000 from $130,000 in the prior period due to a reduction in the average amounts owed during the period.

     Investment and other income for the six months ended June 30, 1996 decreased to $1,122,000 from $1,812,000 from the prior period due to $869,000 of insurance proceeds received by the Company in the prior period resulting from the death of the Company's former chief executive officer net of accrued costs to the officers estate, interest earned on higher cash balances in the prior period and offset by the realization of approximately $800,000 representing the final payment of royalty income received from Orbit Semiconductor, Inc. pursuant to a Stock Purchase Agreement signed in November 1991.

     The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.


Three month period ended June 30, 1996 v. June 30, 1995.

     Consolidated net sales for the three month period ended June 30, 1996 increased to $4,889,000 from $4,069,000 from the comparable period of the prior year due principally to sales generated by the Company's new Behlman subsidiary and despite less sales recorded by the Orbit Instrument division.

     The net loss for the three month period ended June 30, 1996 increased to $5,392,000 from $2,133,000 from the comparable period of the prior year due principally to the estimated loss of $3,801,000 resulting from reserves taken on an expected loss on the disposal of its apparel segments. Sales from discontinued apparel operations for the three months ended June 30, 1996 were $3,420,000 compared to $4,519,000 from the comparable period of the prior year. Loss from discontinued operations for the three months ended June 30, 1996 was $2,659,000 compared to $3,053,000 from the prior period.

     Net earnings from continuing operations for the three months ended June 30, 1996 increased to $1,068,000 from $920,000 from the comparable period of the prior year due principally to earnings from the Company's new Behlman subsidiary, increased earnings from the Orbit Instrument division (despite lower sales) and despite higher investment and other income from the prior year.

     Gross profit, as a percentage of sales for the three months ended June 30, 1996 increased to 46.9% from 34.5% from the comparable period of the prior year due to greater efficiencies resulting from the completed transition of the Behlman operation into the Company's facility.

     Selling, general and administrative expenses for the three months ended June 30, 1996 increased to $1,343,000 from $852,000 and increased as a percentage of sales to 27.5% from 20.9% due to selling, general and administrative expenses incurred by the Company's new Behlman subsidiary.

     Interest expense for the three months ended June 30, 1996 decreased to $3,000 from $50,000 in the prior period due to a reduction in amounts owed during the period.

      Investment and other income for the three months ended June 30, 1996 decreased to $122,000 from $420,000 from the prior period due to interest earned on higher cash balances in the prior period.

     The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.

Certain Material Trends

     Despite continued profitability in 1996, the Company's Electronic Segment continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on current delivery schedules and the acquisition of Behlman, however, revenues for the Electronics Segment should increase from those levels recorded in the prior year although there can be no assurance that such increased revenues will actually be sustained.

     The Company's Electronic Segment continues to seek new contracts which require up-front design, engineering, prototype and preproduction costs. While the Segment attempts to negotiate contract awards for reimbursement of product development there is no assurance that sufficient monies will be set aside by the government for such effort. In addition, even if the government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

     The Electronic Segment is heavily dependent upon military spending as a source of revenues and income. World events have led the government of the United States to reevaluate the level of military spending necessary for national security. Any significant reductions in the level of military spending by the Federal Government could have a negative impact on the Electronics Segment's future revenues and earnings. The acquisition of Behlman, however, has given the Company some diversity with its commercial products subsidiary which is not affected by fluctuations in military spending.

     In August, 1996, the Company adopted a plan to sell its apparel segments. The plan of disposal anticipates a sale of these segments by
the end of 1996.    As part of its divestiture plan, the Company is
seeking buyers to assume its guarantees under various lending arrangements and thereby relieving certain marketable securities and standby letters of credit pledged to secure such guarantees. However, there is no assurance that the sales will be completed by the end of 1996 or the Company will be successful in relieving its guarantees under its lending arrangements.



















































                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ORBIT INTERNATIONAL CORP.
                               Registrant




Dated:  August 14, 1996              /s/ Dennis Sunshine
                                       Dennis Sunshine, President, Chief
                                     Executive Officer and Director


Dated:  August 14, 1996              /s/ Mitchell Binder
                                     Mitchell Binder,Vice President-
                                     Finance, Chief Financial Officer
                                     and Director


























                                 PART II

                            OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits.  None

         (b) Reports on Form 8-K. An Item 5 Form 8-K dated August 8, 1996 was filed by the Company to announce that it has entered into a letter of intent for the sale of its East/West Division and announced its plan to sell its Canadian Apparel Segment.