Form 10-Q
period 1996-09-30
ORBIT INTERNATIONAL CORP
filed 1996-10-30
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  September 30, 1996              .
OR
       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended              to                  .
       Commission file number           0-3936                         .
                        Orbit International Corp.                      .
       (Exact name of registrant as specified in its charter)
          Delaware                             ID # 11-1826363         .
       (State or other jurisdiction    (I.R.S. Employer Identification
         incorporation or organization)      Number)
          80 Cabot Court, Hauppauge, New York                    11788
       (Address of principal executive offices)             (Zip Code)
                                 (516)435-8300
                 (Registrant's telephone number, including area code)
                                    N/A                                .
       (Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month
       (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X    No        .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS:

            Indicate by check mark whether the registrant has filed
       all documents and reports required to be filed by Sections 12,
       13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                  Yes        No        .

APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
       September 30, 1996.                               6,186,000

ORBIT INTERNATIONAL CORP.


    The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.
    The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1996.
    The consolidated balance sheet as of December 31, 1995 was condensed from the audited consolidated balance sheet appearing in the 1995 annual report on Form 10-K.
    These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1995.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                           September 30,   	December 31,
                                               1996            1995
                                             (unaudited)
            A S S E T S

Current assets:

  Cash and cash equivalents..............   $  2,102,000    $  2,274,000
  Investment in marketable
   securities (Note 5)...................        662,000       7,495,000
  Accounts receivable - net of
   estimated doubtful accounts...........      3,018,000         854,000
  Inventories - at lower of cost (first
   in, first out) or market (Notes 2 and
   3)....................................      6,433,000      13,124,000
  Other current assets...................        147,000       1,669,000
  Assets held for sale including
   restricted investments in marketable
   securities (Notes 5 and 6)............      8,171,000                .

     Total current assets................     20,533,000      25,416,000

Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................      2,350,000       3,069,000

Excess of cost over the fair value of
  assets acquired - less accumulated
  amortization...........................      1,069,000         834,000

Restricted investment in marketable
  securities (Note 5)....................                      7,567,000

Investment in marketable
  securities (Note 5)....................      1,176,000         795,000

Other assets.............................        404,000         347,000

     T O T A L ..........................   $ 25,532,000    $ 38,028,000



Attention is directed to the accompanying notes to condensed consolidated financial statements.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
  (continued)

                                             September 30,     December 31,
                                                  1996            1995
                                              (unaudited)
            L I A B I L I T I E S

Current liabilities:

  Current portion of long-term obligations    $   956,000    $ 2,292,000
  Accounts payable........................        883,000      3,860,000
  Accrued expenses........................      2,624,000      4,090,000
  Due to factor...........................                    15,294,000
  Liabilities associated with assets held
    for sale including amounts due to
    factor (Note 6).......................     11,319,000               .
       Total current liabilities..........     15,782,000     25,536,000
Long-term liabilities associated with
  assets held for sale (Note 6)...........      3,230,000
Long-term obligations (less current
  portion above)..........................      1,346,000      1,097,000
Other liabilities.........................                     2,077,000

     Total liabilities....................     20,358,000     28,710,000

            STOCKHOLDERS' EQUITY

Capital stock - authorized 25,000,000
  shares $.10 par value; issued 9,071,000
  shares at September 30, 1996 and
  8,771,000 at December 31, 1995,
  respectively...........................         907,000        877,000
Additional paid-in capital ..............      23,518,000     23,285,000
(Deficit)................................     ( 9,447,000)    (4,026,000)
Unrealized holding (loss) in marketable
  securities (Note 5)....................         (22,000)
Less treasury stock ( 2,885,000 shares at
  September 30, 1996 and December 31,
  1995, respectively) at cost ...........      (9,588,000)    (9,588,000)
Unearned portion of performance shares...        (194,000)
Foreign currency translation adjustment..                     (1,230,000)
     Total stockholders' equity..........       5,174,000      9,318,000

     T O T A L...........................    $ 25,532,000   $ 38,028,000

Attention is directed to the accompanying notes to condensed consolidated financial statements.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					    Nine Months Ended	     Three Months Ended
                        	       September 30,              September 30,
		                    1996	        1995	      1996	    1995
Net sales...............  $12,568,000  $10,026,000  $ 4,798,000  $ 1,851,000

Cost of sales (Note 2)..    7,024,000    6,265,000    2,648,000    1,309,000

Gross profit (Note 2)...    5,544,000    3,761,000    2,150,000      542,000

Other (income), costs
 and expenses:
  Selling, general and
   administrative.......    4,115,000    3,367,000    1,462,000    1,172,000
  Interest..............       73,000      193,000       49,000       63,000
  Investment and other
   (income)  (Note 5)...   (1,224,000)  (2,104,000)   ( 102,000)    (292,000)
				        2,964,000    1,456,000    1,409,000      943,000
Earnings from continuing
 operations before taxes
 on income.... .........    2,580,000    2,305,000      741,000     (401,000)
Taxes on income.........                                                     .
Earnings from continuing
 operations.............    2,580,000	 2,305,000      741,000     (401,000)

(Loss) from discontinued
 operations (Note 6)....   (4,200,000) (20,039,000)              (14,887,000)
(Loss) from disposal of
 discontinued operations
 (Note 6)...............   (3,801,000)                                       .
                           (8,001,000) (20,039,000)              (14,887,000)
NET EARNINGS (LOSS).....  $(5,421,000) (17,734,000) $   741,000  (15,288,000)

EARNINGS(LOSS)PER SHARE
 (Note 1):
 Earnings from
  continuing operations   $       .41  $       .39  $       .12    $   (.07)
 (Loss) from
  discontinued operations       (1.28)       (3.40)                    (2.53)

NET EARNINGS (LOSS).....  $     ( .87) $     (3.01) $       .12  $     (2.60)

              Attention is directed to the accompanying notes to condensed consolidated financial statements.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                      Nine Months Ended
                                                         September 30,
                                                      1996           1995
Cash flows from operating activities:
 Net (loss)...................................     $(5,421,000)   $(2,446,000)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating
   activities:
  Depreciation and amortization...............          90,000        184,000
  Amortization of goodwill....................          86,000        326,000
  Write-off of goodwill.......................         793,000
  Write-off of foreign currency translation...       1,234,000
  Provision for doubtful accounts.............                        102,000
  Compensatory issuance of stock and options..          39,000        263,000
  Gain on sale of fixed assets................				     (80,000)
  Imputed interest on Acquisition Note........                        142,000
  Change in value of marketable trading
   securities.................................          22,000       (222,000)
  Purchases of marketable trading
   securities.................................                    (17,157,000)
  Proceeds of sales of marketable trading
   securities.................................                     17,395,000
  Disposal of discontinued operations.........       3,008,000

  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable.      (2,896,000)     1,380,000
   (Increase) decrease in inventory...........       1,138,000     (6,431,000)
   Decrease in other current assets...........       1,032,000         78,000
   Increase in accounts payable...............         625,000      1,024,000
   Increase (decrease) in accrued expenses....        (555,000)     1,721,000
   Change in assets held for sale.............       2,206,000
   (Increase) in other assets.................        (151,000)      (234,000)
     Net cash provided by (used in) operating
      activities..............................       1,250,000     (3,955,000)






(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(unaudited)

                                                       Nine Months Ended
                                                        September 30,
                                                     1996            1995

Cash flows from investing activities:
 Purchase of net assets of acquired company...    (3,779,000)
 Acquisitions of fixed assets.................      (141,000)       (282,000)
 Proceeds from sale of fixed assets...........                       217,000
 Purchase of marketable securities............   (14,547,000)
 Proceeds of sales of marketable securities...    25,143,000                .
  Net cash provided by (used in) investing
   activities.................................     6,676,000         (65,000)

Cash flows from financing activities:
  Proceeds from issuance of performance shares        30,000
  Net advances from factor..................	                      7,890,000
  Net payments to factor....................      (8,118,000)
  Proceeds from debt........................       2,417,000         393,000
  Repayments of debt........................      (2,427,000)     (2,463,000)
  Purchase of treasury stock................                         (68,000)
  Net cash provided by (used in) financing
   activities...............................	     (8,098,000)      5,752,000
  Effect of exchange rate changes on cash...                          (3,000)
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................        (172,000)     (1,729,000)

Cash and cash equivalents - January 1.......       2,274,000         815,000

CASH AND CASH EQUIVALENTS - September 30 ...     $ 2,102,000    $  2,544,000













(continued)

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(unaudited)

Supplemental disclosures of cash flow information:

                                                     Nine Months Ended
                                                        September 30,
                                                    1996             1995
         Cash paid for:
           Interest........................    $ 1,364,000       $ 1,977,000
           Income taxes....................    $    29,000       $     4,000


Supplemental schedule of noncash and financing activities:

     [1] In February 1996, the Company acquired the operating assets and business of Behlman Electronics, Inc. The fair value of the net assets as of the date of acquisition is presented below:

          Inventory                      $ 2,560,000
          Property, plant and equipment      115,000
          Excess of cost over the fair
            value of assets acquired       1,104,000

                                         $ 3,779,000



















Attention is directed to the accompanying notes to condensed consolidated financial statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) - Earnings (Loss) Per Share:

     Net earnings (loss) per share is based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the nine month and three month periods ended September 30, 1996 and 1995 are as follows:

                       Nine Months Ended          Three Months Ended
                        September 30,                 September 30,
                      1996          1995           1996         1995
 Primary           6,005,000     5,886,000    6,072,000     5,886,000
 Fully Diluted     6,252,000     5,886,000    6,343,000     5,886,000

(NOTE 2) - Cost of Sales:

    For interim periods, the Company estimates its inventory and related gross profit based on management's estimates of costs associated with units sold.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                       September 30,    December  31,
                                           1996             1995


Raw Materials................        $  2,240,000     $  1,594,000
Work-in-process..............           4,193,000        4,756,000
Finished goods...............                            6,774,000

             T O T A L.......        $  6,433,000     $ 13,124,000

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


(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

The purchase price for the assets, which includes inventory, equipment and other physical property, was $3,700,000, subject to a final valuation of said assets as of the closing date. The transaction was partially financed pursuant to a bridge loan in the amount of $500,000 from the Company's primary lender which was replaced by a term loan and revolving credit facility. The term loan is secured with a mortgage on the Company's corporate facility.
     Had the acquisition been made on January 1, 1995 (unaudited) proforma sales, income and earnings per share from continuing operations would have been $17,501,000, $1,960,000 and $.33 per share respectively, for the nine month period ended September 30, 1995.

(NOTE 5) - Available-For-Sale Securities:

     On December 31, 1995 the Company transferred its marketable securities to the available for sale category of investments. Available-for-sale securities are carried at fair value, with the net unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. The cost of marketable securities was determined by the specific identification method. Interest earned on securities classified as available-for-sale are included in investment and other income in the accompanying financial statements.
     Under the terms of certain credit facilities, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On September 30, 1996, this collateral requirement amounted to approximately $3,401,000 of marketable securities.

   The following is a summary of available-for-sale securities as of September 30, 1996:

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

                           Cost or     Estimated    Gross         Gross
                          Amortized      Fair     Unrealized    Unrealized
                            Cost        Value       Gains        (Losses)
U.S. Treasury bills
  maturing September 1997  $4,018,000   $4,018,000   $           $
Debt securities issued
  by other government
  agencies, maturing
  September 1997.........      45,000       45,000                         .
     Total maturing
       within 1 year.....   4,063,000    4,063,000                         .
Corporate debt
  securities, maturing
  October 1997 to
  Septemer 2002..........     506,000      500,000                   (6,000)
     Total maturing
       after 1 year
       through 5 years...     506,000      500,000                   (6,000)
Corporate debt
  securities, maturing
  October 2002 to
  September 2007.........     357,000      358,000       1,000             .
     Total maturing
       after 5 years
       through 10 years..     357,000      358,000       1,000             .
Corporate debt
  securities, maturing
  September 2007 and
  thereafter.............     335,000      318,000                  (17,000)
     Total maturing
       after 10 years....     335,000      318,000                  (17,000)
     Total maturing
       after 1 year......   1,198,000    1,176,000       1,000      (23,000)
     Total marketable
       securities........  $5,261,000    5,239,000     $ 4,000     $(23,000)
Less amounts included in
  assets held for sale...               (3,401,000)
Less non-current
  marketable securities..               (1,176,000)
     Total current marketable
       securities........               $  662,000

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 6) - Discontinued Operations:

     On August 6, 1996, the Board of Directors of the Company adopted a plan to sell its apparel segments. The plan of disposal anticipates a sale of these segments by the end of 1996. The Company estimated the loss on the discontinuance of the segments to be approximately $8,000,000, including approximately $3,800,000 of estimated losses on the disposal of the segments. Such costs include monies owed pursuant to operating lease agreements, professional fees and other contractual obligations. Accordingly, the historical results for the apparel segments have been classified as discontinued operations for all periods presented in the consolidated statements of operations. Sales of the apparel segments were $19,017,000 and $30,805,000 for the nine month periods ended September 30, 1996 and September 30, 1995, respectively. At September 30, 1996, the assets of the segments to be sold consist primarily of inventories, property, plant and equipment and investment in marketable securities securing the Company's guarantees under the segments' financing arrangements. Liabilities of the segments to be sold consist of monies due to the segments' lenders, accounts payable, accrued expenses and other obligations. The consolidated balance sheet at December 31, 1995 has not been restated.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS


Results of Operations

Nine month period ended September 30, 1996 v. September 30, 1995

     In August, 1996, the Company adopted a plan to sell its apparel segments. The plan of disposal anticipates a sale of these segments by the end of 1996. The company estimated the loss on the disposal of the apparel segments to the expected disposal date to be approximately $3,801,000 and charged 1996 operations with such amount. Such costs include monies owed pursuant to operating lease arrangements, professional fees and other contractual obligations. The plan of disposal of the Company's apparel operations leaves the Company with solely its Electronic Segment which consists of the Orbit Instrument Division and the new Behlman subsidiary.

     Consolidated net sales for the nine month period ended September 30, 1996 increased to $12,568,000 from $10,026,000 from the comparable period of the prior year due principally to $4,671,000 of revenues recorded by the Company's new Behlman subsidiary which was acquired in February, 1996 offset by a decrease in the number units shipped by the Orbit Instrument division.

     The net loss for the nine month period ended September 30, 1996, decreased to $5,421,000 from $17,734,000 from the comparable period of the prior year. The loss for the current year was principally due to operating losses from the Company's apparel segments and to the estimated loss of $3,801,000 resulting from reserves taken on an expected loss on the disposal of such segments. The loss in the prior year was principally due to non cash charges of $13,216,000 reflecting the Company's write-off of goodwill and other intangible costs related to its U.S. Apparel Segment as well as $2,000,000 of inventory write-downs taken by the same segment.

     Net earnings from continuing operations for the nine month period ended September 30, 1996 increased to $2,580,000 from $2,305,000 from the comparable period of the prior year due principally to earnings recorded during the period by the Company's new Behlman subsidiary.

     Gross profit, as a percentage of sales for the nine months ended September 30, 1996 increased to 44.1% from 37.5% from the comparable period of the prior year due to greater efficiencies resulting from the Behlman acquisition.

     Selling, general and administrative expenses for the nine months ended September 30, 1996 increased to $4,115,000 from $3,367,000 principally due to selling, general and administrative expenses incurred by the Company's new Behlman subsidiary and offset by lower corporate expenses and lower selling, general and administrative expenses incurred by the Orbit Instrument division. Selling, general and administrative expenses, as a percentage of sales decreased to 32.7% from 33.6% due to additional sales and greater efficiencies derived from the Behlman acquisition and lower corporate expenses.

    Interest expense for the period decreased to $73,000 from $193,000 from the comparable period of the prior year due to a reduction in the average amounts owed during the period.

     Investment and other income for the nine months ended September 30, 1996 decreased to $1,224,000 from $2,104,000 from the prior period due principally to interest earned on higher cash balances in the prior period. Both the current and prior period included non recurring income resulting from, in the current period, the realization of approximately $800,000 representing the final payment of royalty income from Orbit Semiconductor, Inc., pursuant to a Stock Purchase Agreement signed in November, 1991 and, in the prior period, $869,000 of insurance proceeds resulting from the death of the Company's former chief executive officer net of accrued costs to the officers estate.

     The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.

Three month period ended September 30, 1996 v. September 30, 1995

     Consolidated net sales for the three month period ended
September 30, 1996 increased to $4,798,000 from $1,851,000 from the comparable period of the prior year due principally to sales generated by the Company's new Behlman subsidiary and to increased sales recorded by the Orbit Instrument division.

     Net earnings from continuing operations for the three months ended September 30, 1996 increased to $741,000 from a loss of $401,000 from the comparable period of the prior year due principally to increased sales and earnings from the Orbit Instrument division, earnings from the new Behlman subsidiary and offset by lower investment and other income than the prior year.

     Gross profit, as a percentage of sales for the three months ended September 30, 1996 increased to 44.8% from 29.3% from the comparable period of the prior year due to higher sales and greater efficiencies derived from the transition of the Behlman operation into the Company's facility.

     Selling, general and administrative expenses for the three months ended September 30, 1996 increased to $1,462,000 from $1,172,000 but decreased as a percentage of sales to 30.5% from 63.3% due to significantly increased sales and greater efficiencies derived from the Behlman acquisition.

	Interest expense for the three months ended September 30, 1996 decreased to $49,000 from $63,000 in the prior period due to a reduction in amounts owed during the period.

     Investment and other income for the three months ended September 30, 1996 decreased to $102,000 from $292,000 from the prior period due to interest earned on higher cash balances in the prior period.

     The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.


Liquidity, Capital Resources and Inflation:

     Working capital increased by $4,871,000 to $4,751,000 for the nine month period ended September 30, 1996 from a working capital deficit of $120,000 for the year ended December 31, 1995 principally due to approximately $7,567,000 of long term restricted assets which were used either to reduce amounts owed under certain lending facilities or reclassified as short term due to the Company's adoption of a plan to dispose of its apparel segments. The increase in working capital was offset by a net loss of approximately $1,620,000 incurred by the Company during the nine month period (exclusive of $3,801,000 of reserves taken on an expected loss on the disposal of the apparel segments) and by approximately $1,104,000 related to the acquisition of Behlman which was allocated to goodwill. The Company's working capital ratio at September 30, 1996 was 1.3 to 1 compared to 1.0 to 1 at December 31, 1995.

     Assets held for sale and liabilities associated with assets held for sale (related to the discontinued Apparel Segments) decreased during the quarter due to the fulfillment of order backlog with the sale of inventory and the liquidation of certain marketable securities, both of which were used to reduce amounts owed under respective lending facilities.

  Under the Company's factoring arrangements related to the discontinued apparel segments, the Company has pledged marketable securities or provided standby letters of credit as security for its guarantees under these arrangements. As of September 30, 1996, the Company has pledged approximately $590,000 in marketable securities and provided $3,000,000 in standby letters of credit (see Certain Material Trends). Between January and September, 1996 the Company used approximately $7,577,000 of marketable securities to reduce the amount owed under two of the facilities.

     In February 1996, the Company, through a wholly-owned subsidiary, purchased from Astrosystems, Inc. substantially all of the assets of its wholly-owned subsidiary, Behlman and substantially all of the assets of its Military Electronics Division. The purchase price of $3,750,000 was substantially funded by the Company's cash and a $500,000 bridge loan from BNY Financial Corporation ("BNY").
In June, 1996, the Company completed a $2,000,000 Term Loan and $2,000,000 Revolving Credit facility with BNY. The proceeds were used to pay off the bridge loan and to provide working capital for the Company's Electronic Segment. The Term Loan is payable in 36 monthly installments and bears interest at prime plus 1.50%. The Revolving Credit facility bears interest at prime plus 1.0%.

     In March 1996, the Company entered into an agreement with the sellers of East/West whereby the purchase price for the assets under the asset purchase agreement dated July 1993 (the "Asset Purchase Agreement") was reduced from $15,000,000 to $8,850,000 plus other consideration. Accordingly, the $8,000,000 promissory note to the sellers was reduced to $1,850,000. The amended note is payable as follows: (i) $500,000 paid upon the execution of the agreement, (ii) two $250,000 installments due July 1, 1996 (which has been paid) and January 1, 1997, respectively and (iii) $750,000 payable in quarterly installments over a five year period commencing March 31, 2002.

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.


Certain Material Trends

    Despite continued profitability in 1996, the Company's Electronic Segment continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on current delivery schedules and as a result of the acquisition of Behlman, however, revenues for the Electronics Segment should increase from those levels recorded in the prior year although there can be no assurance that such increased revenues will actually be sustained.

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

     In August, 1996, the Company adopted a plan to dispose of its Apparel Segments. As part of its divestiture plan, the Company is seeking buyers to assume its guarantees under various lending arrangements and thereby relieving certain marketable securities and standby letters of credit pledged to secure such guarantees. As an alternative, the Company is also seeking to enter into exclusive licencing arrangements for the trademarks in the Apparel Segments. However, there is no assurance that the sales or licencing arrangements will be completed by the end of 1996 or the Company will be successful in relieving its guarantees under its lending arrangements

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ORBIT INTERNATIONAL CORP.
                             Registrant




Dated:  October 30, 1996            /s/ Dennis Sunshine
                                    Dennis Sunshine, President, Chief
                                    Executive Officer and Director


Dated:  October 30, 1996            /s/ Mitchell Binder
                                    Mitchell Binder, Vice President-
                                    Finance, Chief Financial Officer
                                    and Directo

                               PART II
                          OTHER INFORMATION

Item 1. Legal Proceedings

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

      Gary Jacobs v. East End Apparel Group, Ltd. and Orbit
International Corp.:
In December 1995, Gary Jacobs, former president of East End, commenced an action against the Company in connection with his termination. Jacobs' complaint alleged that he was wrongfully terminated in violation of his employment agreement with the Company. The complaint sought damages in the amount of $2,000,000. In February 1996, the Company answered the complaint and asserted a counterclaim against Jacobs and his personal counsel for breach of the contract, breach of fiduciary duty, tortious interference of the contract and other related relief seeking damages in the aggregate amount of $30,400,000.

      In August 1996, the Company reached a joint settlement with the plaintiffs in both actions whereby the Company and East End agreed to pay $475,000 to Venture Garments Ltd. ("Venture") payable as follows: i) $250,000 upon execution of the settlement ii) $200,000 in fifteen equal installments commencing September 1, 1996 and iii) $25,000 in three equal installments commencing December 1, 1997. The Company and East End also agreed to return certain inventory to Venture previously held on consignment.

Item 6. Exhibits and reports on Form 8-K
      (a)    Exhibit 11.   Computation of earnings per share.

      (b) Reports on Form 8-K. An Item 5 Form 8-K dated August 8, 1996 was filed by the Company to announce that it has entered into a letter of intent for the sale of its East/West Division and announced its plan to sell its Canadian Apparel Segment.

EXHIBIT 11

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
NINE MONTHS ANDED SEPTEMBER 30, 1996
(unaudited)


                                              Pimary       Fully Diluted

Computation of adjusted net earnings:
 Net earnings from continued operations..  $ 2,580,000      $ 2,580,000

 (Loss) from discontinued operations.....   (8,001,000)      (8,001,000)
 Net (loss)..............................   (5,421,000)      (5,421,000)

 Reduction of interest expense (net of
  tax effect) or interest earned (net of
  tax effect) attributable to utilization
  of assumed proceeds from exercise of
  options in excess of amount required to
  repurchase 20% of the outstanding
  common stock at applicable market value                                 .
Adjusted net (loss)......................   (5,421,000)      (5,421,000)


Shares used for computation:
 Weighted average number of shares
  outstanding............................    5,936,000        5,936,000

 Common shares issuable upon assumed
  exercise of options in excess of
  assumed repurchase of outstanding
  common shares..........................       69,000          316,000

Shares used for computation..............    6,005,000        6,252,000

Earnings per common share:
 Earnings from continuing operations.....      $   .43         $    .41
 (Loss) from discontinued operations.....        (1.33)           (1.28)
 Net (loss)..............................      $ ( .90)        $  ( .87)

EXHIBIT 11

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS ANDED SEPTEMBER 30, 1996
(unaudited)


                                              Pimary       Fully Diluted

Computation of adjusted net earnings:
 Net earnings............................  $   741,000      $   741,000

  Reduction of interest expense (net of
  tax effect) or interest earned (net of
  tax effect) attributable to utilization
  of assumed proceeds from exercise of
  options in excess of amount required to
  repurchase 20% of the outstanding
  common stock at applicable market value                         1,000
Adjusted net (loss)......................      741,000          742,000


Shares used for computation:
 Weighted average number of shares
  outstanding............................    5,936,000        5,936,000

 Common shares issuable upon assumed
  exercise of options in excess of
  assumed repurchase of outstanding
  common shares..........................      136,000          407,000

Shares used for computation..............    6,072,000        6,343,000

Earnings per common share................      $   .12         $    .12