Form 10-K
period 1996-12-31
ORBIT INTERNATIONAL CORP
filed 1997-03-31
CIK 74818

FORM 10-K - ITEM 14(a)(1) & (2)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




	REPORTS OF INDEPENDENT  AUDITORS

	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995

	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
	YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
	EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
	YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


THE FOLLOWING FINANCIAL STATEMENT SCHEDULE IS INCLUDED IN ITEM 14(d):


		II - VALUATION AND QUALIFYING ACCOUNTS


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Orbit International Corp.


We have audited the accompanying consolidated balance sheet of Orbit International Corp. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1996. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 1996.

We also audited the adjustments described in Note B that were applied to restate the 1995 and 1994 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


                                              Ernst & Young LLP


New York, New York
March 12, 1997

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Orbit International Corp.
Hauppauge, New York

	We have audited the accompanying consolidated balance sheet of Orbit International Corp. and subsidiaries as at December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity, cash flows and Schedule II, for the years ended December 31, 1995 and December 31, 1994 prior to their restatement for the adjustments described in Note B to the 1996 consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements described above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and subsidiaries at December 31, 1995 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1995 and December 31, 1994 prior to their restatement for the adjustments described in Note B to the 1996 consolidated financial statements in conformity with generally accepted accounting principles.
Further, it is our opinion that the schedule referred to above presents fairly, in all material respects the information set forth therein, in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

Richard A. Eisner & Company, LLP


New York, New York
March 21, 1996

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


										  December 31,
                                               1996            1995

ASSETS


Current assets:

 Cash and cash equivalents..............     $   927,000     $ 2,274,000
 Investments in marketable securities...         782,000       7,495,000
 Accounts receivable (less allowance for
  doubtful accounts of $150,000 (1996)
  and $1,576,000 (1995))................       3,114,000		       854,000
 Inventories............................	      6,657,000      13,124,000
 Restricted investments, related to
  discontinued operations...............       2,453,000
 Assets held for sale, net..............	        712,000
 Other current assets...................         246,000       1,669,000

   Total current assets.................   	  14,891,000	     25,416,000

Property, plant and equipment - at cost
 less accumulated depreciation and
 amortization...........................       2,347,000       3,069,000
Excess of cost over the fair value of
 assets acquired (less accumulated
 amortization of $85,000 (1996) and
 $252,000 (1995)........................	      1,019,000         834,000
Restricted investments in marketable
 securities.............................                       7,567,000
Investments in marketable securities....       1,150,000         795,000
Other assets............................         524,000	       	347,000


TOTAL ASSETS............................     $19,931,000     $38,028,000












 See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
  (continued)

 									         December 31,
                                                  1996            1995

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations..	  $ 1,656,000    $ 2,292,000
 Accounts payable..........................       940,000      3,860,000
 Accrued expenses..........................     2,545,000      4,090,000
 Notes payable.............................	     	 65,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.....     2,636,000
 Due to factor.............................	     852,000	  15,294,000

   Total current liabilities...............     8,694,000     25,536,000

Long-term obligations, less current
 portion...................................     4,352,000      1,097,000
Accounts payable, accrued expenses and
 reserves for discontinued operations,
 less current portion......................     1,424,000
Other liabilities..........................       315,000 	   2,077,000
   Total liabilities.......................    14,785,000     28,710,000

Commitments and contingencies


STOCKHOLDERS' EQUITY


Common stock - $.10 par value..............       907,000        877,000
Additional paid-in capital.................    23,518,000     23,285,000
Accumulated deficit........................    (9,515,000)	  (4,026,000)
Less treasury stock, at cost...............    (9,588,000)    (9,588,000)
Less deferred compensation.................      (174,000)
Less cumulative translation adjustment.....				  (1,230,000)
Less unrealized loss on marketable
 securities................................	      (2,000)
  Total stockholders' equity...............     5,146,000      9,318,000

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.   $19,931,000    $38,028,000



See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

					    				Year Ended December 31,

								1996	        	1995	      	1994

Net sales.......................... $16,971,000	 $11,763,000  	$12,254,000

Cost of sales......................   9,361,000      6,529,000     7,078,000

Gross profit.......................   7,610,000      5,234,000     5,176,000

Selling, general and
 administrative expenses...........   5,501,000      5,274,000     4,489,000
Interest expense...................     118,000        236,000       323,000
Investment and other (income)......  (1,320,000)    (2,614,000)    ( 734,000)

Income from continuing operations
 before income taxes...............   3,311,000	   2,338,000	  1,098,000

Tax (benefit)......................    		         (153,000)	 	       .

Income from continuing
operations.........................   3,311,000	   2,491,000	  1,098,000

Discontinued operations:
  (Loss) from operations...........  (4,200,000)	 (24,744,000)  (18,093,000)

  (Loss) from disposal.............  (4,600,000)		         	            .

NET (LOSS)......................... $(5,489,000) 	$(22,253,000) $(16,995,000)


Income (loss) per share:

Income from continuing operations:
   Primary.........................     $   .53        $   .42       $   .18
   Fully diluted...................         .50            .42           .18

(Loss) from discontinued operations:
   Primary.........................       (1.42)         (4.20)        (2.93)
   Fully diluted...................       (1.32)         (4.20)        (2.93)

NET (LOSS):
   Primary.........................       ( .89)         (3.78)        (2.75)
   Fully diluted...................       ( .82)         (3.78)        (2.75)




See accompanying notes.








ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES










CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
























  Common Stock











25,000,000 Shares










  Authorized


      Treasury Stock


Unrealized



Number of

Additional
Retained
Number


Cumulative
loss on



Shares

Paid-in
Earnings
of

Deferred
Translation
Marketable



Issued
Amount
Capital
(Deficit)
Shares
Amount
Compensation
Adjustment
Securities
Total


Balance - December 31, 1993 . . . . . . . . .
  11,723,000
 $ 1,172,000
 $32,710,000
 $ 35,222,000
  (5,316,000)
 $ (18,106,000)
 $ (442,000)
 $ (930,000)
   $      -
 $   49,626,000

Purchase of treasury stock . . . . . . . . . . . .




     (480,000)
      (1,480,000)



      (1,480,000)

Deferred compensation earned. . . . . . . . . .






     294,000


           294,000

Compensation attributable to stock options


        231,000






           231,000

Foreign currency translation adjustment. .







    (413,000)

         (413,000)

Retirement of treasury shares . . . . . . . . .
  (2,952,000)
      (295,000)
    (9,771,000)

    2,952,000
      10,066,000

















Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .
                    .
                    .
                      .
  (16,995,000)
                       .
                          .
                    .
                  .
                     .
    (16,995,000)













Balance - December 31, 1994 . . . . . . . . .
    8,771,000
       877,000
   23,170,000
    18,227,000
  (2,844,000)
      (9,520,000)
    (148,000)
 (1,343,000)
-
      31,263,000

Purchase of treasury stock . . . . . . . . . . .




       (41,000)
           (68,000)



           (68,000)

Deferred compensation earned. . . . . . . . . .






     148,000


           148,000

Compensation attributable to stock options


        115,000






           115,000

Foreign currency translation adjustment. .







      113,000

           113,000

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .
                    .
                    .
                      .
  (22,253,000)
                       .
                          .
                    .
                  .
                     .
    (22,253,000)













Balance - December 31, 1995 . . . . . . . . .
    8,771,000
       877,000
   23,285,000
    (4,026,000)
  (2,885,000)
      (9,588,000)
-
 (1,230,000)
-
        9,318,000

Issuance of compensatory stock . . . . . . .
       300,000
         30,000
        233,000



    (233,000)


             30,000

Deferred compensation earned. . . . . . . . . .






       59,000


             59,000

Write-off of foreign currency translation











  adjustment, included in discontinued











  operations . . . . . . . . . . . . . . . . . . . . . . . .







   1,230,000

        1,230,000

Marketable securities valuation adjustment








        (2,000)
             (2,000)

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .
                    .
                    .
                      .
    (5,489,000)
                      .
                        .
                    .
                  .
                     .
      (5,489,000)














Balance - December 31, 1996

     9,071,000


 $    907,000

 $23,518,000

 $ (9,515,000)

  (2,885,000)

$   (9,588,000)

 $ (174,000)

  $       -      .

 $     (2,000)

$     5,146,000


































































 See accompanying notes.

              F - 7











                                                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES




                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS















Year Ended December 31,




1996
1995
1994

Cash flows from operating activities:

  Net (loss)........................................................................................................
 $      (5,489,000)
 $  (22,253,000)
 $  (16,995,000)

  Adjustments to reconcile net (loss) to net cash provided  by (used  in)




    operating activities:




    Inventory reserves.........................................................................................

4,500,000


    Deferred compensation.................................................................................

801,000


    Provision for doubtful accounts.....................................................................

798,000
(85,000)

    Depreciation and amortization.......................................................................
122,000
398,000
521,000

    Write-off of intangible assets........................................................................

9,780,000


    Amortization and write-off of goodwill............................................................
919,000
58,000
671,000

    Write-down of investment in affiliate.............................................................


13,987,000

    Deferred tax (benefit)....................................................................................


(2,115,000)

    Compensatory issuance of stock and options...............................................
59,000
262,000
525,000

    Gain on sales of marketable securities.........................................................

(173,000)


    Change in value of marketable securities......................................................

(222,000)
(222,000)

    Imputed interest on acquisition note..............................................................

213,000
274,000

    Purchases of marketable securities .............................................................

(24,229,000)
(24,594,000)

    Proceeds of sales of marketable securities...................................................

25,710,000
22,122,000

    Gain on sale of fixed assets..........................................................................

(79,000)


    Write-off of fixed assets................................................................................

144,000


    Write-off of foreign currency translation.......................................................
1,230,000



    (Loss) on disposal of discontinued operations..............................................
4,600,000



    Changes in operating assets and liabilities, excluding effect of acquisitions:




     Accounts receivable.....................................................................................
(2,992,000)
3,729,000
(192,000)

      Inventories...................................................................................................
914,000
3,465,000
(6,036,000)

      Prepaid and refundable taxes......................................................................


168,000

      Other current assets...................................................................................
985,000
(4,000)
641,000

      Other assets...............................................................................................
(268,000)



      Accounts payable........................................................................................
655,000
165,000
(784,000)

      Accrued expenses......................................................................................
(395,000)
1,881,000
(1,597,000)

      Income taxes payable..................................................................................

(245,000)
188,000

      Assets held for sale....................................................................................
 1,473,000



      Other long term liabilities.............................................................................
       3,000
                .
                   .

        Net cash provided by (used in) operating activities...................................
1,816,000
4,699,000
(13,523,000)

Cash flows from investing activities:




 Purchases of marketable securities.................................................................
(17,765,000)



 Proceeds of sales of marketable securities......................................................
29,237,000



 Purchase of fixed assets..................................................................................
(170,000)
(455,000)
(611,000)

 Purchase of net assets of acquired companies...............................................
(3,779,000)



 Proceeds on sale of fixed assets.....................................................................

216,000
479,000

 Acquisition costs related to purchase of businesses.......................................
                .
              .
  (27,000)

       Net cash provided by (used in) investing activities.....................................
7,523,000
(239,000)
(159,000)






(continued)














                                                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES




                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



 (continued)










Year Ended December 31,




1996
1995
1994

Cash flows from financing activities:

 Repayments of debt.........................................................................................
(1,956,000)
(7,079,000)
(5,746,000)

 Proceeds of debt..............................................................................................
2,482,000
395,000
5,214,000

 Increase (decrease) in due to factor.................................................................
(11,242,000)
3,754,000
11,086,000

 Purchase of treasury stock..............................................................................

(68,000)
(1,480,000)

 Proceeds from issuance of performance shares.............................................
       30,000
                  .
                .

       Net cash (used in) provided by financing activities....................................
(10,686,000)
(2,998,000)
9,074,000

Effect of exchange rate changes on cash.........................................................
                                 -       .
       (3,000)
  (24,000)






NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........
(1,347,000)
1,459,000
(4,632,000)

Cash and cash equivalents - beginning of year.................................................
2,274,000
   815,000
5,447,000







CASH AND CASH EQUIVALENTS - END OF YEAR.....................................

$927,000

$2,274,000

$815,000








Supplemental disclosures of cash flow information:

                                                 Year Ended December 31,

                                            1996          1995         1994
     Cash paid for:
       Interest....................... $1,806,000   $ 2,994,000    $ 1,392,000
       Income taxes (net of refunds
        of $115,000 (1995) and
        $444,000, (1994) respectively) $     -      $   (85,000)   $  (268,000)















See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 1996


(NOTE A) - Organization, Business and Summary of Significant Accounting
Policies:

	Organization and Business

	The consolidated financial statements include the accounts of Orbit International Corp. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

	The Company is engaged in the design, manufacture and sale of customized electronic components and subsystems, distortion free commercial power units, power conversion devices and electronic devices for measurement and display.
The Company discontinued its operations (see Note B) in the apparel business in 1996.

Summary of Significant Accounting Policies

	Cash Equivalents

	For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

	Inventories

	Inventories are valued at the lower of cost (first-in, first-out basis) or market price.

	Property, Plant and Equipment

	Property, plant and equipment is stated at cost. Depreciation and amortization of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 8 years to 40 years. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease or the life of the improvement, whichever is less.

	Intangible Assets

	Excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over fifteen years.




(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(NOTE A) - Organization, Business and Summary of Significant Accounting
Policies: (continued)

	Investments

	The Company classifies its investments as held-to-maturity, available for sale, or trading. The Company classified all of its securities as trading securities until December 30, 1995 when it transferred all of its securities from trading securities to available-for-sale securities.

	Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in investment income.

	Revenue Recognition

	The Company records sales upon delivery for manufacturing contracts and upon completion of performance under certain engineering contracts.

	Income (Loss) Per Share

	Income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period, utilizing the treasury stock method or modified treasury stock method where applicable. The average number of shares and equivalent shares outstanding for the year ended December 31, 1996 was 6,688,000 for continuing operations. The average number of shares and equivalent shares outstanding for the year ended December 31, 1995 and December 31, 1994 were 5,886,000 and 6,169,000, respectively for continuing operations.

	Foreign Currency

	Assets and liabilities of the Company's discontinued Canadian operations are translated at the foreign currency exchange rate in effect at the balance sheet date. Results of operations are translated using weighted average exchange rates during the period. Stockholders' equity accounts are translated at historical exchange rates. Prior to the discontinuance of the operations, the accumulated gains and losses resulting from the translation of foreign currency financial statements were included in a separate component of stockholders' equity.

	Foreign currency translation adjustments have been written-off as part of the loss on disposal of discontinued operations during the year ended December 31, 1996.
(continued)                           F-11

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


(NOTE A) - Organization, Business and Summary of Significant Accounting
Policies: (continued)

	Accounting Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompany notes. Actual results could differ from those estimates.

	Long-Lived Assets

	The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements.

	Stock Based Compensation:

	The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock options.

	Fair Value of Financial Instruments

	The book values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values principally because of the short-term maturities of these instruments.  The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities.  Under this method, the Company's fair value of long-term obligations was not significantly different than the stated value at December 31, 1996 and 1995.








(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Discontinued Operations:

	On August 6, 1996, the Board of Directors of the Company adopted a plan to dispose of its U.S. and Canadian apparel operations. The Company estimated the loss on the discontinuance to be approximately $8,800,000, including approximately $4,200,000 of operating losses and approximately $4,600,000 of estimated losses on the disposal of the operations. Such estimated losses include a $1,456,000 write-off of cumulative translation adjustments, $1,333,000 pursuant to certain operating lease agreements and $1,300,000 resulting from the write-down of assets to net realizable value.

	The U.S. apparel operations consisted of the design, importation and manufacture of women's active-wear and outerwear, principally under the East/West label, through the Company's East/West division and East End Apparel Group, Ltd. subsidiary. In the fourth quarter of 1996, the Company entered into a three-year license agreement with a third party pursuant to which the Company granted the right to manufacture and sell ladies apparel under the "East/West" trademark in the U.S. and Canada. The Company has otherwise ceased operations of the East/West division. During the fourth quarter of 1996, the Company commenced discussions with the Company's factor to convert the amounts due to the factor from the Company's discontinued U.S. apparel operations to a term loan from the Company. The new term loan is expected to commence on May 1, 1997 at which time the factor expects to complete its collection of all outstanding accounts receivable. Under the terms of the new lending arrangement, amortization of the loan would be based on a 60 month repayment period with payments due on a monthly basis for 35 months and a final payment of approximately $1,493,000 due April 1, 2000. The loan would have an interest rate of prime rate plus 1%. In accordance with FASB No. 6 and management's intent to refinance this obligation on a long-term basis, a substantial portion of the short term amounts due to the factor have been classified as non-current (See Note G).

	Pursuant to the Company's plans to dispose of its U.S. and Canadian apparel operations, it recorded an impairment loss of $793,000 in 1996 and $13,216,000 in 1995.

	The Canadian apparel operations have been operated through the Company's three wholly-owned subsidiaries in Canada; Canada Classique ("Classique"), Winnipeg Leather (1991) Inc. ("Winnipeg Leather") and Symax Garment Co. (1993) Ltd. ("Symax"). On March 12, 1997, the Company commenced bankruptcy proceedings against Classique, which manufactured and sold branded and private label men's, women's and children's outerwear in Winnipeg, Canada and Winnipeg Leather, which manufactured and sold women's garments under private labels in Winnipeg, Canada. Classique and Winnipeg Leather are now in Bankruptcy and Orbit has appointed a receiver and manager for the purpose of liquidating their assets; the Company is currently seeking buyers. On March 7, 1997, substantially all of the assets of Symax, which manufactured and sold private label men's outerwear in Vancouver, British Columbia, Canada, were sold to a third-party.
(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Discontinued Operations: (continued)



	In July 1988 the Company, through USA Classic ("Classic"), a wholly-owned subsidiary, acquired all of the outstanding stock of U.S. Apparel, Inc. In November 1992, Classic completed an initial public offering (the "Offering") of 3,105,000 shares of its common stock, thereby reducing the Company's ownership to approximately 43%. Classic designed, manufactured and marketed men's, women's and children's active-wear, sportswear and outerwear until it, and its subsidiaries, filed petitions under Chapter 11 of the United States Bankruptcy Code in 1994. The Company recorded a non cash charge related to such bankruptcy of $13,987,000, which includes its 43% equity interest in Classic, subordinated debt owing by Classic to the Company of approximately $2,400,000 and approximately $2,500,000 of related costs (see Note M (2)).

	Amounts previously reported for the apparel segments in 1995 and 1994 have been restated to give effect to recording of the discontinued operations in the accompanying consolidated statements of operations. The operating results of the discontinued operations are summarized as follows:

For the Year Ended December 31,	    1996		   1995		   1994

Sales						$26,235,000	$46,471,000	$45,576,000
(Loss) before tax benefit   	      (8,800,000)   (24,755,000)   (20,020,000)
Tax benefit								     11,000	  1,927,000
Net (loss)				    	 (8,800,000)   (24,744,000)   (18,093,000)

Net (loss) per share of common stock:
  Primary						   $(1.42)	   $(4.20)	   $(2.93)
  Fully diluted                       $(1.32)        $(4.20)        $(2.93)



	At December 31, 1996, the assets of the discontinued operations consist primarily of inventories and accounts receivable. Liabilities of the discontinued operations consist of accounts payable, accrued expenses and other reserves. The consolidated balance sheet at December 31, 1995 has not been restated.









(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS




(NOTE C) - Acquisition:

	On February 6, 1996, the Company, through a wholly-owned subsidiary acquired certain assets subject to certain liabilities of Astrosystems, Inc. and Behlman Electronics, Inc. (collectively, "Behlman"). The assets are primarily used in the business of manufacturing and selling various power supply and power source products. The purchase price is subject to adjustment based upon final valuations. The transaction was partially financed pursuant to a bridge loan in the amount of $500,000 from the Company's primary lender which was replaced by a term loan and revolving credit facility (See Note G).

	The operations of Behlman have been included in the consolidated financial statements from February 6, 1996. Had the acquisition been made on January 1, 1995 (unaudited) proforma sales, income and earnings per share from continuing operations would have been $20,635,000, $1,734,000 and $.29 per share respectively, for the year ended December 31, 1995.

	The fair value of the net assets as of the date of acquisition is presented below:

          Inventory                      $ 2,560,000
          Property, plant and equipment      115,000
          Excess of cost over the fair
            value of assets acquired       1,104,000

                                         $ 3,779,000


(NOTE D) - Inventories:

	Inventories consist of the following:
										 December 31,
									 1996              1995

			Raw materials. . . . . .   $ 2,332,000       $ 1,594,000
			Work in process. . . . .     4,325,000         4,756,000
			Finished goods (apparel)        -              6,774,000


					                 $ 6,657,000       $13,124,000




(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS

(NOTE E) - Property, Plant and Equipment:

	Property, plant and equipment are as follows:
									 	   December 31,
									   1996              1995

	Land and building. . . . . . . . . . .  $ 2,688,000     $ 2,688,000
	Building and leasehold improvements. .      279,000         599,000
	Machinery and equipment. . . . . . . .    1,053,000       1,418,000
	Furniture and fixtures . . . . . . . .      413,000         937,000
					                      4,433,000       5,642,000
	Accumulated depreciation
	  and amortization . . . . . . . . . .    2,086,000       2,573,000
                    $ 2,347,000     $ 3,069,000

(NOTE F) - Available-For-Sale Securities:

     On December 30, 1995 the Company transferred its marketable securities to the available for sale category of investments. On the date of the transfer, all debt securities were being carried at their amortized cost which approximated fair market value. Under the terms of certain credit facilities, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On December 31, 1996, this collateral requirement amounted to approximately $2,453,000 and on December 31, 1995 it was approximately $11,647,000 of which $540,000 represents the balance in cash accounts, $3,540,000 represents available-for-sale securities classified as current assets and the remainder was shown as restricted investments.

	The following is a summary of available-for-sale securities:

					                  December 31, 1996
							      	          Estimated
								                 Fair
					              Cost       	  Value

U.S. Treasury bills............       $3,235,000	 	$3,235,000
Debt securities issued by
  government agencies..........            5,000		  	5,000
Corporate debt securities......        1,147,000	      1,145,000

                       	              4,387,000        4,385,000
Restricted value of portfolio
  used to collateralize credit
  facility (included in assets
  held for sale)..............         2,453,000	    	 2,453,000

Balance of securities
  portfolio...................        $1,934,000	     $1,932,000
(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Available-For-Sale Securities: (continued)


                                           December 31, 1995

								               Estimated
								                 Fair
					              Cost		       Value

U.S. Treasury Bills	                 $10,400,000	    $10,400,000
Debt securities issued by
  government agencies.........	    2,919,000	      2,919,000
Corporate debt securities.....	    2,526,000	      2,526,000
Total debt securities.........	   15,845,000       15,845,000
Equity securities.............	       12,000	         12,000
					             15,857,000	     15,857,000
Restricted value of portfolio
  used to collateral credit
  facility....................	    7,567,000	      7,567,000
Balance of securities
  portfolio (including
  $3,450,000 of marketable
  securities used to satisfy
  outstanding debt classified
  as a current obligation)....        $8,290,000	     $8,290,000



	The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1996 and December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

										December 31, 1996
												   Estimated Fair
								       Cost	            Value

Due in one year or less...............		$3,235,000		$3,235,000
Due after three years ................		 1,152,000		 1,150,000
									 4,387,000		 4,385,000
Restricted value of portfolio used to
  collateralize credit facilities.....		 2,453,000		 2,453,000

									$1,934,000		$1,932,000


(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Available-For-Sale Securities: (continued)

										December 31, 1995
												   Estimated Fair
								       Cost			  Value

Due in one year or less...............	    $15,050,000	    $15,050,000
Due after three years.................	        795,000	        795,000
									15,845,000		15,845,000
Equity securities.....................	         12,000	         12,000
									15,857,000		15,857,000
Restricted value of portfolio used to
  collateralize credit facilities.....	      7,567,000	      7,567,000

								    $ 8,290,000	    $ 8,290,000


(NOTE G) - Debt:

	Long-term obligations consist of the following:
										             December 31,
											    1996			1995

Term loan collateralized by $1,120,000 of treasury
  bills, inventories, accounts receivable and
  general tangibles of the electronics division,
  bearing interest at LIBOR (5.875% at December 31,
  1995) plus .75%, paid in full on January 1, 1996.				$1,000,000

Term loan collateralized by certain real estate of
  the Company bearing interest at prime
  (8.25% at December 31, 1996) plus 1.5%,
  payable in monthly installments of $56,000
  commencing July 1996 through June 1999........... 	$1,667,000

Promissory note payable to the sellers of the East/
  West division (face amount $1,850,000) -
  noninterest bearing, imputed interest at 6%
  payable in one installment of $500,000 on March
  28, 1996, two installments of $250,000 on July 1,
  1996 and January 1, 1997 and twenty quarterly
  installments of $42,500 commencing March 31, 2002       785,000	 1,535,000




(continued)

	ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Debt: (continued)
		                                                     December 31,
											    1996			1995
Term loan collateralized by certain real estate of
  the electronics division, bearing interest
  at LIBOR (5.875% at December 31, 1995)
  plus .75% (floating), payable in $250,000
  quarterly installments through April 1, 1996.....			        250,000

Note due to the estate of the former principal
  officer payable in monthly installments through
  February 1998 (Note N)...........................	   356,000	   604,000

Short term debt expected to be refinanced,
  collateralized by accounts receivable and
  inventories of the Company, bearing
  interest at prime (8.25% at December 31,
  1996) plus 1%.  The replacement debt is expected
  to be payable in monthly payments of $53,000
  commencing May 1997 with a final payment of
  approximately $1,493,000 in April, 2000
  (see Note B).....................................	 3,200,000              .
											 6,008,000	 3,389,000

Less current portion..............................	 1,656,000	 2,292,000

                                                    	$4,352,000	$1,097,000


		Payments due on the Company's long-term debt at December 31, 1996 are as follows:

					Year Ending
					December 31,

					1997.................	$1,656,000
					1998.................     1,351,000
					1999.................       973,000
					2000 (January through
                               April).........	 1,493,000
                         Thereafter...........       535,000

							     		$6,008,000



(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Debt: (continued)

	Short-term notes payable aggregated $65,000 at December 31, 1996. This is in connection with the Company's revolving line of credit which bears interest at prime (8.25% at December 31, 1996) plus 1%.

	Under the various debt agreements, the Company must comply with certain covenants which require it to maintain minimum levels of working capital, minimum levels of debt to equity and tangible net worth at all times. The Company is also precluded from declaring and paying dividends without the consent of such lender.

(NOTE H) - Stock Based Compensation Plans:

	The alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of opinion valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

	The Company has a stock option plan which provides for the granting of non-
qualified or incentive options to officers, directors and key employees.  The plan authorizes granting  of up to 1,500,000 shares of the Company's common stock at the market value on the date of such grants.  All options are exercisable at times as determined by the Board of Directors not to exceed ten years from the date of grant.
	Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December
31, 1994 under the fair value method of that Statement.  The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 6%; no dividend yields; volatility factor of the expected market price of the
Company's common stock of 85.5%; and a weighted-average expected life of the options of 3.0 years at December 31, 1996 and 1995.

	The Black-Sholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly
subjective assumptions including the expected stock price volatility.    Because





(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Stock Based Compensation Plans:(continued)

the Company's employers stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vested period.  The Company's pro forma information follows:
							              1996	          1995

	Net earnings from
       continuing operations:     As Reported   $ 3,311,000     $  2,491,000
					         Pro Forma       2,830,000        2,325,000
	Primary EPS:		         As Reported           .53              .42
					         Pro Forma             .46              .38
	Fully Diluted EPS:	         As Reported           .50              .42
					         Pro Forma             .42              .35




								         1996	          1995

	Net (loss):		         As Reported   $(5,489,000)    $(22,253,000)
					         Pro Forma      (5,970,000)     (22,419,000)
	Primary EPS:		         As Reported          (.89)           (3.78)
					         Pro Forma            (.96)           (3.81)
	Fully Diluted EPS:	         As Reported          (.82)           (3.78)
					         Pro Forma            (.89)           (3.81)


	Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

	As required by Statement 123, the fair values method of accounting has not been applied to options granted prior to January 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.





(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Stock Based Compensation Plans:(continued)



	Information as to options for share of common stock is as follows:


                     1996                  .

                     1995                  .

                     1994                  .




Weighted Average

Weighted Average

Weighted Average


Options
Exercise Price
Options
Exercise Price
Options
Exercise Price









Outstanding at the







  beginning of year.............
964,000
  $1.25
965,000
$3.13
900,000
$4.93

   Granted...........................
332,500
0.92
1,017,000
1.25
965,000
3.13

   Canceled.........................
(15,000)
0.92
(1,018,000)
2.70
(900,000)
4.93

Outstanding at the







  end of year.......................
1,281,500
0.92
964,000
1.25
965,000
3.13

Exercisable at end of year.
964,000

          -

             -


Weighted average fair







  value of options granted..

0.54

0.54




	The weighted average remaining contractual life of the options outstanding is 3 years.

	At December 31, 1996, 218,500 shares of common stock were reserved for future issuance of stock options.

	In consideration of an executive officer's entry into an employment agreement during the year, the Company sold to the officer 300,000 shares of its common stock at par value $.10 per share. The stock is subject to repurchase by the Company, at the same price, in the event of resignation or discharge for cause, of the officer. The difference between the fair value of the shares and its issue price will be charged to operations over a three year period.

(NOTE I) - Employee Benefit Plans:

	A profit-sharing and incentive-savings plan provides benefits to certain employees who meet specified minimum service and age requirements. The plan provides for contributions by the Company equal to one-half of employee contributions (but not more than 2% of eligible compensation), and the Company may make additional contributions out of current or accumulated net earnings at the sole discretion of the Company's Board of Directors.





(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Employee Benefit Plans:

	The Company contributed $117,000, $185,000 (including $24,000 applicable to discontinued operations) and $312,000 (including $139,000 applicable to discontinued operations) to the plans for the years ended December 31, 1996,
December 31, 1995 and December 31, 1994, respectively.

(NOTE J) - Income Taxes:

	The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

	Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	For the year ended December 31, 1996, the Company recorded no income tax provision. The Company has an alternative minimum tax credit of $ 564,000 with no limitation on the carryforward period, a net operating loss carryforward of $18,400,000 which expire in 2010 and a capital loss carryforward of $ 1,968,000 which expires in 1999. In addition, a subsidiary whose operations were disposed of in 1991 has various income tax benefits which are available to offset future taxable income of the parent only. These benefits consist of a net operating loss carryforward of approximately $ 5,900,000 and certain tax credits which amount to approximately $ 594,000 which are available through 1999.

	The provision (benefit) for income taxes for the years December 31, 1995 and 1994 are as follows:

						          	 December 31,
						 	      1995	         1994
Current:
	Foreign and state....	        $(164,000)	   $   188,000

Deferred:
	Federal..............		         -  	    (1,823,000)
	Foreign and state....		         -           (292,000)
						         		  	                .

                                      $(164,000)     $(1,927,000)




(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS



(NOTE  J) - INCOME TAXES:  (continued)

	A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

                                           December 31,
							1996           1995		      1994

Federal statutory tax rate...     (34.0%)       (34.0%)          (34.0%)

Increase (reduction) in taxes
    resulting from:
    Foreign and state income
     tax, net of federal
     income tax benefit......	                    3.3              (.3)
	Nondeductible items.....  	               1.3	            1.3

Non taxable life insurance
    proceeds.................                    (6.7)

Nonutilization of net
    operating and capital
    loss carryforwards and
    carrybacks...............      34.0          35.0		      22.1

Other			     	                     .5               .7

						       0%          (.7%)          (10.2%)















(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS

(NOTE  J) - INCOME TAXES:  (continued)

	The deferred tax assets (liability) are as follows:

                                           December 31,
							  1996		      1995
Deferred tax asset:
    Alternative minimum
     tax credit carryforward..    	 $  564,000      $   561,000

    Net operating loss and
     capital loss
     carryforwards (including
     pre-acquisition net
     operating loss
     carryforwards)...........   	  8,931,000        7,100,000

    Various temporary
     differences..............	    912,000        6,559,000
     Total deferred tax assets	 10,407,000       14,220,000
Valuation allowances on....... 	(10,249,000)     (14,220,000)

Net deferred tax assets.......	    158,000            -

Deferred tax liability:
    Various temporary
     differences..............        (158,000)                  .


Net deferred tax assets.......	$     -          $     -      .

	As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to offset deferred tax assets.

(NOTE K) - Major Customer and Concentrations of Credit Risk:

	Sales to significant customers accounted for approximately 72% (28%, 15%, 17% and 12%), 79% (54%, 12% and 13%) and 77% (66% and 11%) of the Company's net
sales from continuing operations for the years ended December 31, 1996, 1995 and 1994, respectively.

	Certain major customers of the Company sell the Company's products to the United States Government. Accordingly, a substantial portion of the net sales is subject to audit by agencies of the United States government. In the opinion of management, adjustments to such net sales, if any, will not have a material effect on the Company's position.

(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


(NOTE K) - Major Customer and Concentrations of Credit Risk: (continued)

	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash and cash equivalents with one financial institution. At times, cash may be in excess of FDIC insurance limits.

(NOTE L) - Leasing Arrangements:

	Operating leases are for a sales office and certain equipment and vehicles for continuing operations and office, showroom, warehouse and manufacturing facilities for discontinued operations, and are subject to annual increases based on changes in the Consumer Price Index and increases in real estate taxes and certain operating expenses.

	Future minimum lease payments as of December 31, 1996 under operating lease agreements that have initial or remaining noncancellable lease terms in excess of one year are as follows:

	Year Ending			  Continuing  	   Discontinued
	December 31,			  Operations	    Operations		  Total

		1997 . . . . . . . .   $ 78,000        $ 901,000         $ 979,000

		1998 . . . . . . . .     34,000          876,000           910,000

		1999 . . . . . . . .                     646,000           646,000

		2000 . . . . . . . .                     239,000           239,000

		    Total minimum
 lease payments  $ 112,000      $ 2,662,000       $ 2,774,000


	Operating lease rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,083,000, $1,170,000 and $1,100,000, respectively. Continuing operations account for approximately $41,000 of operating lease expense for the year ended December 31, 1996. Leasing arrangements for discontinued operations do not include amounts owed to the Company under certain sublease agreements.






(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE M) - Commitments and Contingencies:

	[1]	The Company has employment agreements with its three executive officers which may be terminated by the Company on not less than three years prior notice and with two other principal officers, for aggregate annual compensation of $1,099,000. In the event of a change in control of the Company, the executive officers have the right to elect a lump sum payment representing future compensation due them over the remaining years of their contracts. In addition, the five officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation paid to the executive officers was approximately $281,000 in 1996. No bonuses were earned or paid in 1995 or 1994.

	[2]	On September 23, 1993, a class action was commenced by an alleged shareholder of USA Classic (formerly a subsidiary of the Company), against USA Classic and certain of its directors in the United States District Court for the Southern District of New York. The action was commenced on behalf of shareholders, other than the defendants, who acquired their shares from November 20, 1992, the date of the initial offering, through September 22, 1993, and alleges violations of the Securities Act of 1933 in connection with the offering as well as violations of Section 10b of the Securities Act of 1934. The plaintiffs are seeking compensatory damages as well as fees and expenses.

		On February 1, 1994, a Consolidated Amended Complaint was filed in the class action.  The amended Complaint adds the Company as a defendant and alleges that the Company is a "controlling person" of USA Classic and an "aider and abetter" of the alleged violations of the securities laws.  The Amended
Complaint was answered on March 21, 1994.  The class action has been stayed against USA Classic as a result of its filing for protection for relief under
Chapter 11 of the bankruptcy code.

		On October 4, 1994, a Second Amended and Consolidated Complaint was
filed in the class action.  The Second Amended and Consolidated Complaint restated the allegations against the Company and added Paine Webber Incorporated and Ladenburg Thalmann & Co. Inc., the lead underwriters in the Offering, as additional defendants.  On November 15, 1994, the Company and such underwriters moved to dismiss certain of the allegations in the Second Amended and
Consolidated Complaint. On June 16, 1995, the motion for dismissal was denied in its entirety.  On March 8, 1995, the plaintiff's representatives filed a motion for class certification.  Since that date, the parties have been conducting depositions and reviewing documents relevant to issues of class certification.
It is estimated that discovery in this matter will continue throughout 1997.
The Company plans to continue to vigorously defend against this action.



(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE M) - Commitments and Contingencies: (continued)

	[3]	The Company, in the ordinary  course of business, is the subject of or a party to various lawsuits, the outcome of which, in the opinion of management, will not have a material adverse effect on the consolidated financial statements.

(NOTE N) - Death of Principal Officer:

	On February 24, 1995, the Company's principal officer died. Pursuant to his employment contract, the Company owed approximately $800,000 to the principal officer's estate, payable in monthly installments over a three year period. During 1995, the Company received insurance proceeds aggregating $1,500,000 on keyman policies on the life of the principal officer (see Note G).








ORBIT INTERNATIONAL CORP.
VALUATION  AND  QUALIFYING ACCOUNTS













Column  A
Column B
Column C

Column D
Column E



Additions






                (1)
              (2)











Balance at
Charged to
Charged to

Balance at


Beginning
cost and
Other accounts -
Deductions -
end of


of Period
expenses
describe
describe
period


Year ended December 31, 1996:






  Reserve for estimated doubtful






  accounts and allowance...............
  $1,576,000
   $359,000
  $(338,000)**
$(1,447,000)***
    $150,000

Valuation allowance on deferred






  tax asset........................................
$14,220,000

$(3,971,000)**

$10,249,000








Year ended December 31, 1995:






  Reserve for estimated doubtful






  accounts and allowance...............
   $769,000
   $887,000

     $ 80,000*
 $1,576,000

Valuation allowance on deferred






  tax asset........................................
$6,380,000
$7,840,000


$14,220,000








Year ended December 31, 1994:






  Reserve for estimated doubtful






  accounts and allowance...............
  $882,000
   $226,000

   $ 339,000*
   $769,000

Valuation allowance on deferred






  tax asset........................................
$2,425,000
$3,995,000


 $6,380,000








     TOTAL
$3,307,000
$4,181,000

    $339,000
$7,149,000















*Amount represents write-offs.






**Relief of allowances






***Transfer of allowances of






apparel companies to discontinued






operations.




























</TABLE)




See Accompanying notes.

F-29

