Form 10-K/A
period 1996-12-31
ORBIT INTERNATIONAL CORP
filed 1997-04-25
CIK 74818

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K/A  No. 1


   XX  	Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1996. [No Fee Required]

or

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

Aggregate market value of Registrant's voting stock held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq National Market on March 19, 1997): $15,465,000

Number of shares of common stock outstanding as of the close of the period covered by this report: 6,186,093.

Documents incorporated by reference: the Registrant's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 1996 Annual Meeting of Stockholders, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Registrant's Current Report on Form 8-K filed February 7, 1996 and the Registrant's Current Report on Form 8-K/A filed July 8, 1996.

Sections amended by this Form 10K/A: Item 8, Financial Statements and Supplementary Data, as amended to revise Note B.



Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		See index to financial statements, which is a part of the financial statements, and the financial statements and schedules included elsewhere in this Annual Report on Form 10-K.

The following sets forth certain selected, unaudited quarterly financial data:

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Consolidated)

Year Ended
December 31, 1996
First
Quarter
Second
Quarter
Third
Quarter
Fourth
Quarter

Net Sales
$2,881,000
$4,889,000
$4,798,000

$4,403,000

Gross Profit
1,102,000
2,292,000
2,150,000

2,066,000

Income from continuing
operations

771,000

1,068,000

741,000

731,000


(Loss) from discontinued
operations


(1,541,000)


(6,460,000)


0


(799,000)


Net income (loss)

(770,000)

(5,392,000)

741,000

(68,000)


Income per share from
continuing operations


0.14


0.18


0.12


0.11


(Loss) per share from
discontinued operations


(0.28)


(1.07)


 (0.12)



Net income (loss) per
share (fully diluted)


(0.14)


(0.89)


0.12


(0.01)



Year Ended
December 31, 1996
First
Quarter
Second
Quarter
Third
Quarter
Fourth
Quarter

Net Sales
$4,106,000
$4,069,000
$1,851,000
$1,737,000


Gross Profit

1,817,000

1,402,000

542,000

1,473,000


Income (loss) from
continuing operations


1,786,000


920,000


(401,000)


186,000


(Loss) from discontinued
operations


(2,099,000)


(3,053,000)


(14,887,000)


(4,705,000)


Net (loss)

(313,000)

(2,133,000)

(15,288,000)

(4,519,000)


Income (loss) per share
from continuing
operations



0.30



0.16



( 0.07)



0.03



(Loss) per share from
discontinued operations




0.36)



(0.52)



(2.53)



(0.80)

Net (loss) per share
(0.05)
(0.36)
(2.60)
(0.77)












SIGNATURES

	Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

			ORBIT INTERNATIONAL CORP.


Dated: April 25, 1997 				By: /s/ Dennis Sunshine
	 Dennis Sunshine, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature
Title
Date

 /s/ Dennis Sunshine
Dennis Sunshine

President, Chief Executive
Officer and Director
April 25, 1997

 /s/ Mitchell Binder
Mitchell Binder


Vice President-Finance,
Chief Financial Officer
and Director
April 25, 1997

 /s/ Bruce Reissman
Bruce Reissman


Executive Vice President,
Chief Operating Officer
and Director
April 25, 1997

 /s/ Harlan Sylvan
Harlan Sylvan

Treasurer,
Secretary and Controller
April 25, 1997

 /s/ Nathan A. Greenberg
Nathan A. Greenberg

Director
April 25, 1997

 /s/ John Molloy
John Molloy

Director
April 25, 1997

 /s/ Stanley Morris
Stanley Morris

Director
April 25, 1997





FORM 10-K/A - ITEM 14(a)(1) & (2)

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









F - 8





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

F-9

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




(continued)

F-10
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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








(continued)

F-12
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

	Pursuant to the Company's plans to dispose of its U.S. and Canadian apparel operations, it recorded an impairment loss of $793,000 in 1996.  In 1995, management determined that intangible assets relating to its East/West division were impaired and accordingly recorded a write down of $13,216,000.

	The Canadian apparel operations have been operated through the Company's three wholly-owned subsidiaries in Canada; Canada Classique ("Classique"), Winnipeg Leather (1991) Inc. ("Winnipeg Leather") and Symax Garment Co. (1993) Ltd. ("Symax"). On March 12, 1997, the Company commenced bankruptcy proceedings against Classique, which manufactured and sold branded and private label men's, women's and children's outerwear in Winnipeg, Canada and Winnipeg Leather, which manufactured and sold women's garments under private labels in Winnipeg, Canada. Classique and Winnipeg Leather are now in Bankruptcy and Orbit has appointed a receiver and manager for the purpose of liquidating their assets; the Company is currently seeking buyers. On March 7, 1997, substantially all of the assets of Symax, which manufactured and sold private label men's outerwear in Vancouver, British Columbia, Canada, were sold to a third-party.
(continued)
F-13

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









(continued)
F-14

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

                                         $ 3,779,000


(NOTE D) - Inventories:

	Inventories consist of the following:
										 December 31,
									 1996              1995

			Raw materials. . . . . .   $ 2,332,000       $ 1,594,000
			Work in process. . . . .     4,325,000         4,756,000
			Finished goods (apparel)        -              6,774,000


        					                 $ 6,657,000       $13,124,000




(continued)

F-15
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS

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

	The following is a summary of available-for-sale securities:

                 					                  December 31, 1996
							      	                                     Estimated
								                                             Fair
                    					              Cost       	  Value

U.S. Treasury bills............       $3,235,000	 	   $3,235,000
Debt securities issued by
  government agencies..........            5,000		  	      5,000
Corporate debt securities......        1,147,000	      1,145,000

                        	              4,387,000       4,385,000
Restricted value of portfolio
  used to collateralize credit
  facility (included in assets
  held for sale)..............         2,453,000	    	 2,453,000

Balance of securities
  portfolio...................        $1,934,000	     $1,932,000
(continued)
F-16

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


(continued)
F-17

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

	The provision (benefit) for income taxes for the years December 31, 1995 and 1994 are as follows:

                     						          	 December 31,
						 	                            1995	         1994
Current:
	Foreign and state....	        $(164,000)	   $   188,000

Deferred:
	Federal..............		            -    	    (1,823,000)
	Foreign and state....		            -           (292,000)

                               $(164,000)    $(1,927,000)




(continued)
F-23

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

	Certain major customers of the Company sell the Company's products to the United States Government. Accordingly, a substantial portion of the net sales is subject to audit by agencies of the United States government. In the opinion of management, adjustments to such net sales, if any, will not have a material effect on the Company's financial position.

(continued)
F-25

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
































See Accompanying notes.

