Form 10-Q
period 1997-03-31
ORBIT INTERNATIONAL CORP
filed 1997-05-15
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D.C.  20549

FORM  10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended 		March 31, 1997
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	       SECURITIES  EXCHANGE  ACT  OF  1934
For the quarterly period ended 			 to
Commission file number 			0-3936
			Orbit International Corp.
(Exact name of registrant as specified in its charter)
	Delaware					   ID #	11-1826363
(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)	  Number)
	80 Cabot Court, Hauppauge, New York			11788
(Address of principal executive offices			    (Zip Code)
				(516) 435-8300
	(Registrant's telephone number, including area code)
						N/A
(Former name, former address and former fiscal year, if changed since last report)

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
							Yes 	   X		  No

		APPLICABLE ONLY TO CORPORATE ISSUERS:

	  Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:
March 31, 1997.							         6,186,000




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

	The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1997.

	The consolidated balance sheet as of December 31, 1996 was condensed from the audited consolidated balance sheet appearing in the 1996 annual report on Form 10-K.

	These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1996.






















PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

								     March 31,	   December 31,
								       1997		  1996
								   (unaudited)

ASSETS


Current assets

 Cash and cash equivalents...............  $   450,000	   $   927,000
 Investment in marketable securities.....    1,561,000	       782,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    2,940,000		3,114,000
 Inventories ............................    7,160,000		6,657,000
 Restricted investments, related to
  discontinued operations................    1,801,000      2,453,000
 Assets held for sale, net...............      407,000        712,000
 Other current assets....................      528,000        246,000

   Total current assets..................   14,847,000     14,891,000

 Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................    2,339,000      2,347,000

 Excess of cost over the fair value of
   assets acquired.......................    1,001,000      1,019,000

 Investment in marketable securities.....    1,256,000      1,150,000

 Other assets............................	  502,000        524,000


 TOTAL ASSETS............................  $19,945,000    $19,931,000






See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

								     March 31,	   December 31,
								       1997		  1996
								   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Current portion of long-term obligations.. $ 1,599,000   $ 1,656,000
 Accounts payable..........................   1,412,000       940,000
 Accrued expenses..........................   2,478,000     2,545,000
 Notes payable.............................      78,000        65,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.....   1,878,000     2,636,000
 Due to factor.............................   1,427,000       852,000

   Total current liabilities...............   8,872,000     8,694,000

Long-term obligations, less current
 portion...................................   3,981,000     4,352,000
Accounts payable, accrued expenses and
 reserves for discontinued operations,
 less current portion......................   1,212,000     1,424,000
Other liabilities..........................     315,000       315,000

   Total liabilities.......................  14,380,000    14,785,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     907,000       907,000
Additional paid-in capital.................  23,518,000    23,518,000
Accumulated deficit........................  (9,106,000)   (9,515,000)
Less treasury stock, at cost...............  (9,588,000)   (9,588,000)
Less deferred compensation.................    (155,000)     (174,000)
Less unrealized loss in marketable
 securities................................     (11,000)       (2,000)

 Total stockholders' equity................   5,565,000     5,146,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $19,945,000   $19,931,000


See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



								  Three Months Ended
                                                March 31,
								  1997		  1996


Net sales...........................  $ 3,970,000    $ 2,881,000

Cost of sales.......................	2,375,000      1,779,000

Gross profit........................    1,595,000      1,102,000

Selling, general and administrative
 expense............................    1,227,000      1,310,000
Interest expense....................       40,000         21,000
Investment and other (income).......      (81,000)    (1,000,000)

Income from continuing operations...      409,000        771,000

Discontinued operations:
    (Loss) from operations..........   		         (1,541,000)


NET INCOME (LOSS)...................  $   409,000     $ (770,000)

Income (loss) per share:

Income from continuing operations:	      $   .06         $   .13

(Loss) from discontinued operations:                    (    .26)


NET INCOME (LOSS):				    	 $   .06        ($   .13)








See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


								        Three Months Ended
                                                      March 31,
								          1997          1996

Cash flows from operating activities:
 Net income(loss)........................... $   409,000    $ (770,000)
  Adjustments to reconcile net income (loss)
  to net cash (used in)
  operating activities:
 Depreciation and amortization..............      34,000        93,000
 Amortization of goodwill...................      18,000        24,000
 Provision for doubtful accounts............                   236,000
 Compensatory issuance of stock ............      19,000

Changes in operating assets and liabilities:
  Accounts receivable.......................     174,000    (1,789,000)
  Inventories...............................    (503,000)      862,000
  Other current assets......................    (282,000)    1,075,000
  Accounts payable..........................     472,000        49,000
  Accrued expenses..........................     (67,000)      (15,000)
  Assets held for sale......................     305,000
  Accounts payable, accrued expenses and
   reserves for discontinued operations.....    (669,000)
  Other assets..............................      22,000        12,000
   Net cash (used in) operating
     activities.............................     (98,000)     (223,000)

Cash flows from investing activities:
 Acquisitions of fixed assets...............    ( 26,000)     (131,000)
 Purchase of net assets of acquired company.                (3,750,000)
 Change in value of marketable securities...      (9,000)        2,000
 Purchase of marketable securities..........  (2,307,000)  (11,095,000)
 Proceeds of sales of marketable securities.   2,074,000    17,172,000
   Net cash provided by (used in) investing
    activities..............................    (268,000)    2,198,000






(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(unaudited)


								         Three Months Ended
                                                      March 31,
								          1997	        1996

Cash flows from financing activities:
  Due to factor.............................      308,000   (1,823,000)
  Repayments of debt........................     (429,000)  (1,795,000)
  Proceeds of debt..........................       13,000
  Net cash provided by (used in)
   financing activities.....................      111,000   (3,618,000)

Effect of exchange rate changes on cash.....

NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................     (477,000)  (1,643,000)

Cash and cash equivalents - January 1.......      927,000    2,274,000

CASH AND CASH EQUIVALENTS - March 31........      450,000      631,000

Supplemental disclosures of cash flow
 information:

        Cash paid for:
         Interest...........................   $  221,000      506,000














See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


(NOTE 1) - Income (Loss) Per Share:

     Income (loss) per share is based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the three month period ended March 31, 1997 and 1996 are 6,820,000 and 5,886,000 respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $.01 per share and to be immaterial for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                   March 31,          December 31,
                                     1997                1996

Raw Materials..............     $ 2,439,000           $ 2,332,000
Work-in-process............       4,721,000             4,325,000
Finished goods.............           -     				-


                TOTAL		  $ 7,160,000           $ 6,657,000


(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) - Available-For-Sale Securities:

     Under the terms of certain credit facilities the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On March 31, 1997, this collateral requirement amounted to approximately $1,801,000.

     The following is a summary of available-for-sale securities as of:

									      March 31, 1997
                           						  Estimated Fair
                            				    Cost 	        Value

U.S. Treasury bills......................... $ 3,362,000    $ 3,362,000
Debt securities issued
 by other government agencies...............       5,000          5,000
Corporate debt securities...................   1,262,000      1,251,000

									  4,629,000      4,618,000
Restricted value of portfolio
 used to collateralize credit
 facility (included in assets
 held for sale).............................   1,801,000      1,801,000

Balance of securities portfolio............. $ 2,828,000    $ 2,817,000

     The amortized cost and estimated fair value of debt and marketable equity securities at March 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issurers of the securities may have the right to repay obligations without prepayment penalties.

Due in one year or less....................  $ 3,362,000    $ 3,362,000
Due after one year through three years.....       40,000         40,000
Due after three years......................    1,127,000      1,216,000
                                               4,629,000      4,618,000
Restricted value of portfolio used to
 collateralize credit facilities...........    1,801,000      1,801,000

                                             $ 2,828,000    $ 2,817,000

(continued)

ITEM - II


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS



Results of Operations


Three month period ended March 31, 1997 v. March 31, 1996

	 In August, 1996, the Company adopted a plan to sell its apparel segments. The plan of disposal of such segments left the Company with solely its Electronics Segment which consists of its Orbit Instrument Division and Behlman subsidiary.

	Consolidated net sales for the three month period ended March 31, 1997 increased to $3,970,000 from $2,881,000 for the three month period ended March 31, 1996 due principally to additional sales recorded by the Company's Behlman subsidiary which was acquired during the first quarter of 1996.

	Income from continuing operations for the three month period ended March 31, 1997 decreased to $409,000 from $771,000 for the three month period ended March 31, 1996 due principally to $815,000 of royalty income received from a former affiliate which was recorded in the 1996 period. Had this royalty income not been recorded, income from continuing operations for the three month period ended March 31, 1997 would have increased to $409,000 from a loss of $44,000 in the 1996 period. This increase was due to increased sales from the Behlman subsidiary and to one time start up costs incurred in the prior period associated with the acquisition of Behlman, as well as Behlman's transition into the Company's manufacturing facility.

	Net income for the three month period ended March 31, 1997 increased to $409,000 from a loss of $770,000 for the three month period ended March 31, 1996 which loss had been due principally to $1,541,000 of operating losses from the Company's discontinued apparel operations.

	Gross profit as a percentage of sales, for the three month period ended March 31, 1997 increased to 40.2% from 38.3% for the three month period ended March 31, 1996 due to operating efficiencies gained from the Behlman acquisition which were not yet realized in the 1996 period.

	Selling general and administrative expenses for the three month period ended March 31, 1997 decreased to $1,227,000 from $1,310,000 for the three month period ended March 31, 1996 principally due to lower corporate costs. Selling, general and administrative expenses, as a percentage of sales for the three month period ended March 31, 1997 decreased to 30.9% from 45.5% for the 1996 period due to increased sales and lower corporate costs.

	Interest expense for the three month period ended March 31, 1997 increased to $40,000 from $21,000 for the three month period ended
March 31, 1996 due to an increase in the amounts owed during the current period.

	Investment and other income for the three month period ended March 31, 1997 decreased to 81,000 from $1,000,000 for the three month period ended March 31, 1996 due principally to $815,000 of royalty income recorded in the prior period which was received from a former affiliate and to a reduction in available balances for investment in the current period.

	The Company did not record any tax benefit on the current years pre-tax loss because of the uncertainty of future realization.

Liquidity, Capital Resources and Inflation:

     Working capital decreased by $222,000 to $5,975,000 for the three month period ended March 31, 1997 principally due to amounts used to pay debt and other obligations primarily from the discontinued apparel operations which was offset by $409,000 of income recorded during the period. The Company's working capital ratio at March 31, 1997 was 1.7 to 1 compared to 1.7 to 1 at December 31, 1996.

      All losses and obligations of the apparel businesses have been provided for in the March 31, 1997 financial statements and, accordingly, the Company does not anticipate using any significant portion of its resources towards these apparel businesses.

     During the fourth quarter of 1996, the Company commenced discussions with the Company's factor to convert the amounts due to the factor from the Company's discontinued U.S. Apparel operations to a term loan. The new term loan is expected to commence after May 15, 1997 at which time the factor expects to complete its collection efforts on all outstanding accounts receivable. Under the proposed terms of the new lending arrangement, the loan amortization is based on a 60 month period with payments due on a monthly basis for 35 months and a final balloon payment due May 1, 2000. The loan will have an interest rate of prime rate plus 1%.

     Under the Company's factoring arrangement related to the discontinued Canadian apparel operations, the Company has provided a standby letter of credit as security for its guaranty under this lending facility, collaterallized by marketable securities. As of March 31, 1997, the Company had provided $1,650,000 in a standby letter of credit. In May, 1997, the Company used approximately $500,000 of marketable securities to reduce the amount owed under this lending arrangement and the standby letter of credit was reduced accordingly.

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

       Despite continued profitability in 1996 and the first quarter of 1997, the Company continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on current delivery schedules and as a result of the acquisition of Behlman, however, revenues for the Company should be sustained at the levels recorded in 1996, although there can be no assurance that such increased revenues will actually be achieved.

     The Company continues to seek new contracts which require incurring up-front design, engineering, prototype and preproduction costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by the government for such effort. In addition, even if the government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

     The Company is heavily dependent upon military spending as a source of revenues and income. World events have led the government of the United States to reevaluate the level of military spending necessary for national security. Any significant reductions in the level of military spending by the Federal government could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's product line gives the Company some diversity with its line of commercial products.


Forward Looking Statements

     Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


































SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORBIT INTERNATIONAL CORP.
Registrant





Dated:  May 15, 1997			/s/ Dennis Sunshine
							Dennis Sunshine, President, Chief
						     Executive officer and Director



Dated:  May 15, 1997			/s/ Mitchell Binder
							Mitchell Binder, Vice President-
							Finance, Chief Financial Officer
							and Director



















PART II


OTHER INFORMATION





Item 6.	Exhibits and reports on Form 8-K

		(a)   Exhibits.   None