Form 10-K/A
period 1996-12-31
ORBIT INTERNATIONAL CORP
filed 1997-09-08
CIK 74818

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

<C.

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

         (413,000)

Retirement of treasury shares . . . . . . . . .
  (2,952,000)
      (295,000)
    (9,771,000)

    2,952,000
      10,066,000

















Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .
                    .
                    .
                      .
  (16,995,000)
                       .
                          .
                    .
                  .
                     .
    (16,995,000)













Balance - December 31, 1994 . . . . . . . . .
    8,771,000
       877,000
   23,170,000
    18,227,000
  (2,844,000)
      (9,520,000)
    (148,000)
 (1,343,000)
- -
      31,263,000

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







      113,000

           113,000

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .
                    .
                    .
                      .
  (22,253,000)
                       .
                          .
                    .
                  .
                     .
    (22,253,000)













Balance - December 31, 1995 . . . . . . . . .
    8,771,000
       877,000
   23,285,000
    (4,026,000)
  (2,885,000)
      (9,588,000)
- -
 (1,230,000)
- -
        9,318,000

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

	Revenue Recognition

	Substantially all of the Company's revenues are recognized from the sale of tangible products. The Company records sales upon delivery of the units under its manufacturing contracts. The Company also records revenue from engineering services which it does not deem to be material. Such revenue is recorded upon completion of performance under certain engineering contracts.

	The Company records royalty income when such income is earned as defined under a certain licensing agreement.

	Orbit earned a one-time royalty payment from a former affiliate pursuant to a Stock Option Agreement executed in November 1991, which was realized partially in fiscal year 1996 and partially in fiscal year 1995. Such amounts have been included in Investment and other income in the accompanying Consolidated Statements of Operations.

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

	Long-Lived Assets

	The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. This standard specifies when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. (See Note B - Discontinued Operations for impairment losses recorded in 1996 and 1995).

	Stock Based Compensation

	The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock options.


(continued)

F-12
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

	The U.S. apparel operations consisted of the design, importation and manufacture of women's active-wear and outerwear, principally under the East/West label, through the Company's East/West division and East End Apparel Group, Ltd. subsidiary. In the fourth quarter of 1996, the Company entered into a three-year license agreement with a third party pursuant to which the Company granted the right to manufacture and sell ladies apparel under the "East/West" trademark in the U.S. and Canada. The Company has otherwise ceased operations of the East/West division. Accordingly, the Company completed the disposal of its U.S. Apparel operations in December 1996. During the fourth quarter of 1996, the Company commenced discussions with the Company's factor to convert the amounts due to the factor from the Company's discontinued U.S. apparel operations to a term loan from the Company. The new term loan is expected to commence on May 1, 1997 at which time the factor expects to complete its collection of all outstanding accounts receivable. Under the terms of the new lending arrangement, amortization of the loan would be based on a 60 month repayment period with payments due on a monthly basis for 35 months and a final payment of approximately $1,493,000 due April 1, 2000. The loan would have an interest rate of prime rate plus 1%. In accordance with FASB No. 6 and management's intent to refinance this obligation on a long-term basis, a substantial portion of the short term amounts due to the factor have been classified as non-current (See Note G).


(continued)


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Discontinued Operations: (continued)

	Pursuant to the Company's plans to dispose of its U.S. and Canadian apparel operations, it recorded an impairment loss of $793,000 related to the Canadian apparel operations in 1996. In 1995, management, in its continuing review of operations, wrote off all of the goodwill relating to its East/West Division upon determining that cash flows from future operations of the Division would not be sufficient to support any carrying amount of goodwill and accordingly recorded a write down of $13,216,000.

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

	In July 1988 the Company, through USA Classic ("Classic"), a wholly-owned subsidiary, acquired all of the outstanding stock of U.S. Apparel, Inc. In November 1992, Classic completed an initial public offering (the "Offering") of 3,105,000 shares of its common stock, thereby reducing the Company's ownership to approximately 43%. Classic designed, manufactured and marketed men's, women's and children's active-wear, sportswear and outerwear until it, and its subsidiaries, filed petitions under Chapter 11 of the United States Bankruptcy Code in May 1994. In August 1994, as part of its plan of liquidation pursuant to filing under Chapter XI of the Bankruptcy Code, USA Classic sold off its remaining assets (including accounts receivable and inventory), the proceeds of which were used to pay off its secured lender and accordingly, at such date ceased operations. There have been no operations subsequent to 1994. The Company recorded a non cash charge related to such bankruptcy of $13,987,000, which includes its 43% equity interest in Classic, subordinated debt owing by Classic to the Company of approximately $2,400,000 and approximately $2,500,000 of related costs (see Note M (2)).



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


(NOTE C) - Acquisition:

	On February 6, 1996, the Company, through a wholly-owned subsidiary acquired certain assets subject to certain liabilities of Astrosystems, Inc. and Behlman Electronics, Inc. (collectively, "Behlman"). The assets are primarily used in the business of manufacturing and selling various power supply and power source products. The purchase price is subject to adjustment based upon final valuations. The parties have not agreed on such final valuation and are pursuing the dispute resolution procedures as outlined in the contract. The transaction was partially financed pursuant to a bridge loan in the amount of $500,000 from the Company's primary lender which was replaced by a term loan and revolving credit facility (See Note G).

	The operations of Behlman have been included in the consolidated financial statements from February 6, 1996. Had the acquisition been made on January 1, 1995 (unaudited) proforma sales, income and earnings per share from continuing operations would have been $20,635,000, $1,734,000 and $.29 per share respectively, for the year ended December 31, 1995.

(continued)



F-15
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Acquisition: (continued)

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


continued)



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

	The Company has a stock option plan which provides for the granting of non-qualified or incentive options to officers, directors and key employees. The plan authorizes granting of up to 1,500,000 shares of the Company's common stock at the market value on the date of such grants. All options are exercisable at times as determined by the Board of Directors not to exceed ten years from the date of grant.
	Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 85.5%; and a weighted-average expected life of the options of 3.0 years at December 31, 1996 and 1995.

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

	Certain major customers of the Company sell the Company's products to the United States Government. Accordingly, a substantial portion of the net sales is subject to audit by agencies of the United States government. In the opinion of management, adjustments to such net sales, if any, will not have a material effect on the Company's financial position.
(continued)
F-26

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

(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
					NOTES TO FINANCIAL STATEMENTS

(NOTE M) - Commitments and Contingencies: (continued)


The Company is unable to estimate a range of loss at the present time and consequently, cannot determine the impact of the action on the financial condition of the Company. The Company plans to continue to vigorously defend against this action.

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

