Form 10-Q
period 1997-09-30
ORBIT INTERNATIONAL CORP
filed 1997-11-06
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended 		September	30, 1997
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	       SECURITIES  EXCHANGE  ACT  OF  1934
For the quarterly period ended 			 to

Commission file number 			0-3936
			Orbit International Corp.
(Exact name of registrant as specified in its charter)
	Delaware					   ID #	11-1826363
(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)	  Number)
	80 Cabot Court, Hauppauge, New York			11788
(Address of principal executive offices			    (Zip Code)
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
September 30, 1997.							         6,196,000










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

	The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1997.

	The consolidated balance sheet as of December 31, 1996 was condensed from the audited consolidated balance sheet appearing in the 1996 annual report on Form 10-K.

	These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1996.




























PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


								   September 30,   December 31,
								       1997 	        1996
								    (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $   582,000    $   927,000
 Investment in marketable securities.....    1,948,000        782,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    3,185,000		3,114,000
 Inventories ............................    6,626,000		6,657,000
 Restricted investments, related to
  discontinued operations................      689,000      2,453,000
 Assets held for sale, net...............      382,000        712,000
 Other current assets....................      267,000        246,000

   Total current assets..................   13,679,000     14,891,000

 Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................    2,293,000      2,347,000

 Excess of cost over the fair value of
   assets acquired.......................      965,000      1,019,000

 Investment in marketable securities.....      395,000      1,150,000

 Other assets............................	  627,000        524,000


 TOTAL ASSETS............................  $17,959,000    $19,931,000






See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)



								   September 30,   December 31,
								         1997		  1996
								     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $ 1,624,000    $1,656,000
 Accounts payable..........................     955,000       940,000
 Accrued expenses..........................   1,922,000     2,545,000
 Notes payable.............................     102,000        65,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.....   1,009,000     2,636,000
 Due to factor.............................     609,000       852,000

   Total current liabilities...............   6,221,000     8,694,000

Long-term obligations, less current
 portion...................................   3,618,000     4,352,000
Accounts payable, accrued expenses and
 reserves for discontinued operations,
 less current portion......................   1,026,000     1,424,000
Other liabilities..........................     315,000       315,000

   Total liabilities.......................  11,180,000    14,785,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     908,000       907,000
Additional paid-in capital.................  23,527,000    23,518,000
Accumulated deficit........................  (7,949,000)   (9,515,000)
Less treasury stock, at cost...............  (9,588,000)   (9,588,000)
Less deferred compensation.................    (116,000)     (174,000)
Less unrealized loss in marketable
 securities................................      (3,000)       (2,000)

 Total stockholders' equity................   6,779,000     5,146,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $17,959,000   $19,931,000



See accompanying notes.




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Nine Months Ended	    Three Months Ended
                            September 30,           September 30,
                          1997        1996 	      1997	   1996

Net sales...........  $13,047,000 $12,568,000  $ 4,651,000 $ 4,798,000

Cost of sales.......    7,626,000   7,024,000    2,725,000   2,648,000

Gross profit........    5,421,000   5,544,000    1,926,000   2,150,000

Selling, general and
 administrative
 expense............    3,915,000   4,115,000    1,251,000   1,462,000
Interest expense....      151,000      73,000       74,000      49,000
Investment and
 other(income)......   (  211,000) (1,224,000)    ( 71,000)   (102,000)
Income from
 continuing
 operations.........    1,566,000   2,580,000      672,000     741,000
Discontinued
 operations:
   (Loss)from operations           (4,200,000)
   (Loss)from disposal             (3,801,000)   _________  __________

NET INCOME (LOSS)...  $ 1,566,000 $(5,421,000)   $ 672,000  $  741,000



Primary earnings per share:

  Continuing operations    $  .23     $   .43      $   .10    $    .12
  Discontinued operations              ( 1.33)                ________
  NET INCOME (LOSS)        $  .23     $(  .90)     $   .10    $    .12

Fully diluted earnings per share:

  Continuing operations    $  .22     $   .41      $   .10    $    .12
  Discontinued operations              ( 1.28)                ________
  NET INCOME (LOSS)        $  .22     $(  .87)     $   .10    $    .12



See accompanying notes.




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

				    	                           Nine Months Ended
                            		          	      September 30,
				    				            1997         1996

Cash flows from operating activities:
 Net income(loss)............................  $1,566,000  $(5,421,000)
  Adjustments to reconcile net income (loss)
  to net cash (used in) provided by
  operating activities:
 Depreciation and amortization...............     105,000       90,000
 Amortization of goodwill....................      54,000       86,000
 Write-off of goodwill.......................                  793,000
 Write-off of foreign currency translation...                1,234,000
 Compensatory issuance of stock..............      58,000       39,000
 Change in value of marketable securities....      (1,000)      22,000
 Disposal of discontinued operations.........                3,008,000

Changes in operating assets and liabilities:
 Accounts receivable.........................     (71,000)  (2,896,000)
 Inventories.................................      31,000    1,138,000
 Other current assets........................     (21,000)   1,032,000
 Accounts payable............................      15,000      625,000
 Accrued expenses............................    (623,000)    (555,000)
 Assets held for sale........................     330,000    2,206,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.......  (2,025,000)
 Other assets................................    (103,000)    (151,000)

Net cash (used in) provided by
   operating activities......................    (685,000)   1,250,000

Cash flows from investing activities:
 Acquisitions of fixed assets................     (51,000)    (141,000)
 Purchase of net assets of acquired company..               (3,779,000)
 Purchase of marketable securities...........  (3,608,000) (14,547,000)
 Proceeds from sales of marketable securities   4,961,000   25,143,000

Net cash provided by investing activities....   1,302,000    6,676,000







(continued)






ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)





								          Nine Months Ended
                            			            September 30,
				     		                1997         1996

Cash flows from financing activities:
 Proceeds from issuance of performance shares                   30,000
 Due to factor...............................    (243,000)  (8,118,000)
 Repayments of debt..........................    (796,000)  (2,427,000)
 Proceeds of debt............................      67,000    2,417,000
 Stock option exercises......................      10,000   __________
Net cash (used in) financing activities......    (962,000)  (8,098,000)


NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................    (345,000)    (172,000)


Cash and cash equivalents - January 1........     927,000    2,274,000


CASH AND CASH EQUIVALENTS -September 30......  $  582,000  $ 2,102,000




Supplemental disclosures of cash flow
  information:

      Cash paid for:

       Interest.............................. $   407,000  $ 1,364,000

	  Taxes................................. $    31,000  $    29,000







See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


(NOTE 1) - Income (Loss) Per Share:

     Income (loss) per share is based on the weighted average number of common and common equivalent shares (where appropriate) outstanding during each period. The average number of shares and equivalent shares outstanding for the nine month and three month periods ended
September 30, 1997 and 1996 are as follows:

			     Nine Months Ended           Three Months Ended
                   	September 30,               September 30,
	       		1997       1996            1997         1996

Primary		  6,814,000  6,005,000		6,857,000	   6,072,000
Fully diluted    6,977,000  6,252,000        6,979,000    6,343,000

	 In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the nine months and third quarter ended September 30, 1997 of $.03 per share and $.01 per share, respectively, and to be immaterial for the comparable periods of the prior year. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                               September 30,           December 31,
                                     1997                1996

Raw Materials..............     $ 2,345,000           $ 2,332,000
Work-in-process............       4,281,000             4,325,000
Finished goods.............           -               ______-____

                TOTAL		  $ 6,626,000           $ 6,657,000


(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)


(NOTE 4) - Available-For-Sale Securities:

     Under the terms of certain credit facilities, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On September 30, 1997, this collateral requirement amounted to approximately $689,000.

     The following is a summary of available-for-sale securities as of:

									 September 30, 1997
                           						      Estimated
										             Fair
                            				     Cost 	   Value

U.S. Treasury bills......................... $ 2,637,000    $ 2,637,000


Corporate debt securities ..................     398,000        395,000
                                             ___________    ___________
                                               3,035,000      3,032,000

Restricted value of portfolio
 used to collateralize credit facility......     689,000        689,000


Balance of securities portfolio............. $ 2,346,000    $ 2,343,000



     The amortized cost and estimated fair value of debt and marketable equity securities at September 30, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.


Due in one year or less....................  $ 2,637,000    $ 2,637,000
Due after one year through three years.....       15,000         15,000
Due after three years......................      383,000        380,000
                                               3,035,000      3,032,000

Restricted value of portfolio used to
 collateralize credit facilities...........      689,000        689,000

                                             $ 2,346,000    $ 2,343,000

(continued)


ITEM - II

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS


Results of Operations

Nine month period ended  September 30, 1997 v. September 30, 1996

	 In August, 1996, the Company adopted a plan to sell its apparel segments. The plan of disposal of such segments left the Company solely with its Electronics Segment which consists of its Orbit
Instrument Division and Behlman subsidiary.

	Consolidated net sales for the nine month period ended
September 30, 1997 increased to $13,047,000 from $12,568,000 for the nine month period ended September 30, 1996 due principally to additional sales recorded by the Company's Behlman subsidiary acquired during the first quarter of 1996, offset by decreased sales from the Company's Orbit Instrument division.

	Income from continuing operations for the nine month period ended September 30, 1997 decreased to $1,566,000 from $2,580,000 for the nine month period ended September 30, 1996 due principally to the recording of $815,000 in the first quarter of 1996, which represented a portion of a one-time royalty fee received from a former affiliate. Had this royalty income not been recorded, income from continuing operations for the nine month period ended September 30, 1997 would have decreased slightly to $1,566,000 from $1,765,000 for the nine months ended September 30, 1996. This decrease is attributed to lower sales and profitability recorded by the Orbit Instrument division and lower investment income earned on available balances for investment.

	Net income for the nine month period ended September 30, 1997 increased to $1,566,000 from a loss of $5,421,000 for the nine month period ended September 30, 1996 due principally to an operating loss in the prior period of $4,200,000 incurred from the Company's discontinued apparel operations and to the estimated loss of $3,801,000 resulting from reserves taken on an expected loss on the disposal of such apparel operations.

	Gross profit, as a percentage of sales, for the nine month period ended September 30, 1997 decreased to 41.5% from 44.1% for the nine month period ended September 30, 1996 due principally to lower sales from the Orbit Instrument division and weaker gross margins from the Behlman subsidiary due to product mix.

	Selling, general and administrative expenses for the nine month period ended September 30, 1997 decreased slightly to $3,915,000 from $4,115,000 for the nine month period ended September 30, 1997 due principally to lower selling, general and administrative costs incurred by the Orbit Instrument division, lower corporate costs offset by higher costs incurred by the Behlman subsidiary. Selling, general and administrative expenses, as a percentage of sales for the nine month period ended September 30, 1997, decreased to 30.0% from 32.7% for the comparable period in 1996 due to the aforementioned reasons and to increased sales.

	Interest expense for the nine month period ended September 30, 1997 increased to $151,000 from $73,000 for the nine month period ended September 30, 1996 due to an increase in outstanding borrowings during the current period.

	Investment and other income for the nine month period ended September 30, 1997 decreased to $211,000 from $1,224,000 for the nine month period ended September 30, 1996 due principally to $815,000 of royalty income recorded in the prior period which represented a portion of a one time royalty fee received from a former affiliate and due to a reduction in available balances for investment in the current period.

	The Company did not record any tax benefit on the current year's pre-tax loss because of the uncertainty of future realization.


Three Month period ended September 30, 1997 v. September 30, 1996

	Consolidated net sales for the three month period ended September 30, 1997 decreased to $4,651,000 from $4,798,000 for the three month period ended September 30, 1996 due principally to lower sales recorded by the Company's Behlman subsidiary offset, in part, by increased sales from the Orbit Instrument division.

	Net income for the three month period ended September 30, 1997 decreased to $672,000 from $741,000 for the three month period ended September 30, 1996 due principally to lower sales and a lower gross profit on sales offset, in part, by lower selling, general and administrative expenses.

	Gross profit, as a percentage of sales, for the three months ended September 30, 1997 decreased to 41.4% from 44.8% for the three months ended September 30, 1996 due to lower sales from the Behlman subsidiary and a slight increase in overhead costs.

	Selling, general and administrative expenses for the three months ended September 30, 1997 decreased to $1,251,000 from $1,462,000 for the three months ended September 30, 1996 and decreased as a percentage of sales to 26.9% from 30.5% due principally to lower selling, general and administrative costs incurred by both the Orbit Instrument division and Behlman subsidiary.

	Interest expense for the three months ended September 30, 1997 increased to $74,000 from $49,000 in the three months ended September 30, 1996 due to an increase in outstanding borrowings during the current period.


	Investment and other income for the three months ended September 30, 1997 decreased to $71,000 from $102,000 in the three months ended September 30, 1996 due to interest earned on higher cash and marketable securities balances in the prior period.

	The Company did not record any tax benefit on the current pre-tax loss because of the uncertainty of future realization.


Liquidity, Capital Resources and Inflation:

     Working capital increased by $1,261,000 to $7,458,000 for the nine month period ended September 30, 1997 principally due to $1,566,000 of income recorded during the period. The Company's working capital ratio at September 30, 1997 was 2.2 to 1 compared to 1.7 to 1 at December 31, 1996.

      All losses and obligations of the discontinued apparel operations have been provided for in the September 30, 1997 financial statements and, accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

    During the fourth quarter of 1996, the Company commenced discussions with its factor to convert the amounts due to the factor from the Company's discontinued U.S. apparel operations to a term loan. This new term loan was finalized in September, 1997. Under the terms of the new lending arrangement, the loan amortization is based on a 60 month period with payments commencing in October, 1997 with a final balloon payment due September, 2000. The loan has an interest rate of prime rate plus 1%.

     Under the Company's factoring arrangement for its discontinued Canadian apparel operations, the Company has provided a standby letter of credit as security for its guaranty under this lending facility, collaterallized by marketable securities. As of September 30, 1997, the Company had provided C$850,000 in a standby letter of credit which was reduced to C$800,000 in November, 1997 due to the paydown of amounts owed to the factor.

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

       Despite continued profitability from continuing operations through the first three quarters of 1997, the Company continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on current delivery schedules and as a result of the acquisition of Behlman, however, revenues for the Company should be sustained at the levels recorded in 1996, although there can be no assurance that such increased revenues will actually be achieved.

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


ORBIT INTERNATIONAL CORP.
Registrant





Dated:  November 6, 1997			/s/ Dennis Sunshine
							Dennis Sunshine, President, Chief
						     Executive officer and Director



Dated:  November 6, 1997			/s/ Mitchell Binder
							Mitchell Binder, Vice President-
							Finance, Chief Financial Officer
							and Director





























PART II


OTHER INFORMATION




Item 6.	Exhibits and reports on Form 8-K

		(a)   Exhibits.   None



15