Form 10-K
period 1997-12-31
ORBIT INTERNATIONAL CORP
filed 1998-03-31
CIK 74818

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K


   XX  	Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the fiscal year ended December 31, 1997. [No Fee Required]

or

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

Registrant's telephone number, including area code: (516) 435-
8300

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

Aggregate market value of Registrant's voting stock held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq National Market on March 16, 1998): $23,318,000

Number of shares of common stock outstanding as of the close of the period covered by this report: 6,218,093.

Documents incorporated by reference: the Registrant's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 1998 Annual Meeting of Stockholders.




PART I


Item 1.	BUSINESS

General

		Orbit International Corp. (the "Company" or "Orbit") conducts its operations through its Orbit Instrument Division and its subsidiary, Behlman Electronics, Inc. Through its Orbit Instrument Division, which includes its wholly-owned subsidiary, Orbit Instrument of California, Inc., the Company is engaged in the design, manufacture and sale of customized electronic components and subsystems. Behlman Electronics, Inc. is engaged in the design and manufacture of distortion free commercial power units, power conversion devices and electronic devices for measurement and display. In August 1996, the Company announced that it was discontinuing operations of its apparel business.

		In February 1996, the Company, through its wholly-owned subsidiary, Cabot Court, Inc., completed the acquisition of certain of the assets of Astrosystems, Inc. and its wholly-owned subsidiary, Behlman Electronics, Inc., each of which were unaffiliated third parties. Under the terms of the purchase agreement, Orbit assumed certain liabilities relating to the assets being acquired, including, without limitation, obligations under the acquired contracts. Concurrently with the purchase, Cabot Court, Inc. changed its name to Behlman
Electronics, Inc. ("Behlman").

		On August 6, 1996, the Board of Directors of the Company adopted a plan to sell and/or liquidate its remaining United
States and Canadian apparel operations. The United States operations consisted of the design, importation and manufacture of women's active-wear and outer-wear, principally under the East/West label, through the Company's East/West Division and its subsidiary, East End Apparel Group Ltd. In the fourth quarter of 1996, the Company entered into a three-year license agreement (the "Athco License Agreement") with Athco, Inc.
("Athco"), an unaffiliated third party, pursuant to which Orbit granted to Athco the right to manufacture and sell ladies apparel under the "East/West" trademark in the U.S. and Canada.
The Athco License Agreement is renewable for two additional three-year terms at the option of Athco. Under the terms of the Athco License Agreement, Orbit is entitled to a royalty equal to 3% of the first $5,000,000 of net sales of the articles licensed under such agreement during each year of the term and 2% of net sales in excess of $5,000,000 during each such year. Athco is also required to pay annual guaranteed minimum royalties (which are nonrefundable advances applied against actual royalties earned by Orbit) ranging from $100,000 during the first year of the term to $227,156 during the final year of the second renewal term. The operations of the East/West division are limited to servicing such license.

		The Canadian apparel operations had been operated through the Company's three wholly-owned subsidiaries in Canada: Canada
Classique Inc. ("Classique"), Winnipeg Leather (1991) Inc.
("Winnipeg Leather"), and Symax Garment Co. (1993) Ltd.
("Symax"). On March 12, 1997, Orbit commenced bankruptcy proceedings against Classique, which manufactured branded private label men's, women's and children's outer-wear in Winnipeg, Manitoba, Canada, and Winnipeg Leather, which manufactured women's garments under private labels in Winnipeg, Manitoba, Canada. Classique and Winnipeg Leather are now in bankruptcy. In March 1997, Orbit appointed a receiver and manager for the purpose of liquidating their assets. All such assets have been sold and the proceeds from such sale were used to pay down the outstanding obligations to the secured lender of Classique and Winnipeg Leather. On March 7, 1997, substantially all of the assets of Symax, which manufactured label men's outer wear in Vancouver, British Columbia, Canada were sold to 535562
B.C. Ltd., an unaffiliated third party whose name was subsequently changed to Symax Garment Co. (1997) Ltd. The purchase price was approximately US $79,000.

		In July 1988, Orbit, through a wholly-owned subsidiary, USA Classic, Inc. ("USA Classic"), acquired all of the outstanding stock of U.S. Apparel, Inc. In November 1992, USA Classic completed an initial public offering of 3,105,000 shares of its common stock, thereby reducing Orbit's ownership to approximately 43%. USA Classic designed, manufactured and marketed men's, women's and children's active-wear, sportswear and outer-wear until it, and its subsidiaries, filed petitions under Chapter 11 of the United States Bankruptcy Code in May
1994. USA Classic ceased operations in August 1994. At such time, all of its remaining assets were sold to unaffiliated third parties and the proceeds from such sales were used to pay down outstanding obligations to USA Classic's secured lender.

Financial Information about Industry Segments

		The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the
"Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power
Units Segment").




The following sets forth certain selected historical financial information relating to the Company's business segments:


December 31
        1997		      1996
1995



Net sales:




Electronics
Power Units
$10,045,000

7,581,000
$10,092,000
   6,879,000
$11,763,000
         (1)

Operating Income (2):




Electronics
Power Units
  2,457,000

634,000
  2,581,000
     659,000

1,894,000
         (1)

Assets:




Electronics
Power Units
  8,033,000
  3,967,000
  8,057,000
  4,285,000

7,433,000
         (1)

_______________
(1) Power Units Segment was acquired in February 1996.
(2) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note N to the Consolidated Financial Statements appearing elsewhere in this report.

Glossary of Technical Terms

"AC power sources" -- equipment that produces power that is the same as what would be received from a public utility.

"CRT terminals" -- Cathode Ray Tube terminals.

"liquid crystal display (LCD) panel/unit"-- a color flat panel-based display used in information systems.

"Commercial Off the Shelf" -- non-customized products produced in anticipation of customer orders.

"computer controlled action entry panels (CCAEPS)"-- computer input devices.

"data entry display devices" -- computer-based devices that increase the efficiency between the human operator and the computer system.

"distortion free commercial power units" -- power that is free of disturbances such as "brown-outs".

"Electro Luminescent (E.L.) power supplies" -- power supplies which power electro luminescent displays.

"frequency converters" -- equipment which converts local power to equivalent foreign power.

"full-mil keyboards" -- keyboards designed for use in a military environment.

"IC manufacturing"  -- integrated circuit manufacturing.

"operator control trays" -- integrated panels used in conjunction with data display consoles.

"plasma based telephonic intercommunication panels" -- programmable panels used to promote communication throughout various military communication centers.

"(AC) plasma display panel/unit" -- technology utilizing neon gas illuminated between electrically charged fields.

"power conversion devices" -- equipment that produces power that is the same as what would be received from a public utility.

"ruggedized hardware" -- hardware designed to meet severe environmental conditions.

"ruggedized market"  -- the market for ruggedized hardware.

"standard shipboard display console requirements" -- the standard tactical display used specifically by the United States
Navy.

"subsystems" -- units produced to be integrated into larger computer systems.

"telco-based designs"  -- standard telephone interface designs.

"telecommunication superconducting amplifiers" -- amplifiers used in cable television.

"trackballs" -- cursor control devices used in conjunction with data display systems.

"UPS market"  -- the market for uninterruptable power supplies.

"uninterruptable power supplies (UPS)" -- devices which allow a computer to operate while utility power is lost.

"U.S. Government"  -- the United States Federal Government.


SURVEILLANCE AIRCRAFT PROGRAMS:

E-2C

J/STARS (Joint Surveillance Target Attack Radar Systems)

AWACS (Lookdown Surveillance Aircraft)

SHIPBOARD PROGRAMS:

AEGIS (Guided Missile Cruisers and Destroyers)

DDG'S (Guided Missile Destroyers)

BFTT (Battle Force Tactical Training)

LSD'S (Amphibious Warfare Ships)

LHA'S (Amphibious Warfare Ships)

Description of Business

	General

		Orbit's Electronics Segment, which is operated through its Orbit Instrument Division, designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Company primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military
"ruggedized hardware" for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements, "full-mil keyboards", "trackballs" and "data entry display devices".
The Electronics Segment's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including E-2C, J/STARS, AWACS and P-3 requirements and shipboard programs, including AEGIS, DDG'S, BFTT, LSD'S and LHA applications, as well as a variety of land based guidance control programs.

		On February 6, 1996, Cabot Court, Inc. ("Cabot Court"), a wholly-owned subsidiary of Orbit, acquired for $3,706,700 (the
"Purchase Price") certain of the assets of Astrosystems, Inc.
("Astrosystems") and Astrosystems' wholly-owned subsidiary, BEI
Electronics, Inc. ("BEI"), each of which were unaffiliated third parties. Under the terms of the purchase agreement, Orbit assumed certain liabilities relating to the assets being acquired including, without limitation, the acquired contracts.
The acquired assets, which included inventory, fixtures and equipment, had been used by Astrosystems and BEI in the business of manufacturing and selling power supplies, AC power sources, "frequency converters", "uninterruptable power supplies
("UPS")", associated analytical equipment and other electronic equipment. The purchase agreement provided that the Purchase
Price was subject to adjustment based upon a final inventory valuation with no maximum or minimum adjustment. Orbit and Astrosystems are currently engaged in a dispute with regard to the final inventory valuation. Pursuant to the terms of the purchase agreement, such dispute has been referred to an independent accounting firm for resolution. Cabot Court changed its name to Behlman Electronics, Inc. ("Behlman") on February 7,
1996.

		Orbit's Power Units Segment is operated through its Behlman subsidiary. The military division of Behlman designs and manufactures "power conversion devices" and electronic products for measurement and display. The commercial products division produces high quality, "distortion free commercial power units" and low noise UPS.

Products

Electronics Segment

		Intercommunication Panels

	The Orbit Instrument Division recently completed design and development of a complement of display panels for rugged mission critical applications. The display panels provide customers with potential program solutions that include Electro
Luminescent (E.L.), AC Plasma and Liquid Crystal Display (LCD) technologies. Prime contractors which require command, combat communications or display systems have requested these panels to support a number of console applications. The Instrument
Division has also recently completed land-based and shipboard secure voice "telco-based designs", and has been awarded a Basic Ordering Agreement from Naval Surface Warfare Center in Crane, Indiana. The Basic Ordering Agreement establishes firm fixed prices for six Orbit panel configurations. The Agreement enables the U.S.Government to procure each of the panel configurations in indefinite quantities, increasing by an agreed upon escalation for each of the next 60 months.

		Graphic Display Terminal

		The Instrument Division's family of graphic terminals enables the operator to monitor and control radar systems for shipboard and airborne applications. These terminals are used throughout a ship or surveillance plane as adjuncts to larger console displays. The modular design of the terminals facilitates applications for surface ship, submarine, aircraft and land based requirements.

		Operator Control Trays

		The Instrument Division designs and manufactures a variety of "operator control trays" that help organize and process data created by interactive communications systems, making such data more manageable for operator consumption. These trays are presently used to support patrol and surveillance airborne aircraft programs, "standard shipboard display console requirements" and shore land based defense systems applications.


		Data Entry, Keyboards, and Display Systems

		The Instrument Division has designed and manufactures a variety of "computer controlled action entry panels (CCAEPS)", which provide a console operator with multiple displays of computer generated data. The Instrument Division has designed a number of custom keyboards to meet full military specifications.
These keyboards have been designed for shipboard, airborne, sub-surface and land based program requirements.

Power Units Segment

		Power Sources

		Behlman's "AC power sources" are used in the production of various types of equipment such as ballasts for fluorescent lighting, "CRT terminals", hair dryers and hospital beds, and are used in test labs to meet European Community required testing, aircraft testing and simulators. Other uses include powering equipment for oil and gas exploration.

		Behlman's frequency converters are used to convert local power frequency (e.g., 60HZ in the U.S.) to local frequencies elsewhere (e.g., 50 HZ in Europe).

		Behlman's UPS products are used for backup power when local power is lost. Behlman only competes in the "ruggedized market", as opposed to the commercial "UPS market".

		Behlman's military division has certified value-engineering personnel who are capable of reconfiguring obsolete or hard-to-maintain U.S. Government equipment. After the value-engineering is completed, in most instances, Behlman will be contracted to build the equipment, but in the event the component is contracted to be built elsewhere but is based upon the Behlman's engineering design, Behlman will receive a percentage of the U.S. Government's savings over the life of the program.

		Behlman also performs reverse engineering of analog systems for the U.S. Government or U.S. Government contractors to enable them to have a new contractor with high quality capabilities at a competitive price.

		Behlman's railroad signaling power supply has been sold to railway passenger lines in northeastern United States. It is seeking to expand its business base in this area.

		Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.




Proposed Products

Electronics Segment

		The Instrument Division is currently expanding its design and development resources to update hardware previously used for full military program requirements. The Instrument Division believes its wide variety of components, controls, subsystems and plasma secure voice and intercommunication panels that have supported the military for aircraft, shipboard, subsurface and land based program requirements have alternative uses. It is the intent of the Company to update the electrical and mechanical functionality of these units and subsystems and provide ruggedized and commercial equivalent hardware at cost competitive prices.

		The Instrument Division has completed its initial production of color liquid crystal display (LCD) panels for testing, integration and customer acceptance. The panel is designed as a high speed, windows-based display which provides the operator with crisp color resolution to be used in a full military combat environment. As of the date hereof, the color LCD panel has been selected for integration and use for an airborne surveillance program requirement.

		 The Instrument Division has recently completed its initial design, test, and integration of several high resolution color LCD displays for "mission critical" trading floor and brokerage firm applications. The Instrument Division has received orders and supplied initial evaluation quantities of both 18.0 inch and 20.1 inch color LCD displays for trading floor requirements.

		 The Instrument Division also has recently completed its initial prototype keyboard for "mission critical" cost sensitive trading floor and brokerage firm applications.

Power Units Segment

		Behlman is currently developing power supplies and control systems for the cooling systems used in high speed computers, "IC manufacturing", cellular telephones and "telecommunication superconducting amplifiers". Behlman is currently working with the manufacturers in this area.

		Behlman has developed a strategic relationship with a manufacturer of high voltage power supply modules. It has received prototype orders for power supplies utilizing these modules.

		Behlman is also looking at various ways to reconfigure its commercial hardware to meet military specifications so that its hardware may be considered "Commercial Off the Shelf" for military requirements. It is currently bidding on two military programs for its units.

		Behlman has introduced the "power passport" which is the lowest priced VA, AC power source to be used in the export market.

		The products described above are presently being developed by the Company. However, there can be no assurance that such development efforts will result in any marketable products.

Sales and Marketing

		Products of the Electronics Segment are marketed by Orbit Instrument Division's sales personnel and management.
Military products of the Power Units Segment are marketed by Behlman's program managers and other management personnel.
Commercial products of the Power Units Segment are sold by regional sales managers, manufacturer's representatives and non-exclusive distributors.

Competition

		The Electronics Segment's competitive position within the electronics industry is, in management's view, predicated upon the Orbit Instrument Division's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customers. There are numerous companies (many of which are substantially larger than the Company) capable of producing substantially all of the Company's products. However, to the Company's knowledge, none of such competitors currently produce all of the products that the Segment produces. (See - "Substantial Customers").

		Competition in the markets for the Power Units Segment's commercial and military products depends on such factors as price, product reliability and performance, engineering and production. In particular, due primarily to budgetary restraints and program cutbacks, competition in Behlman's U.S. Government markets has been increasingly severe and price has become the major overriding factor in contract and subcontract awards. (See - "Substantial Customers"). To the Company's knowledge, some of Behlman's regular competitors include larger companies with substantially greater capital resources and far larger engineering, administrative, sales and production staffs than Behlman.

Significant Customers

		Various agencies of the U.S. Government and General Motors Hughes Electronics Corporation ("GMHEC") accounted for approximately 33% and 17% respectively, of net sales of the Company for the year ended December 31, 1997. The loss of either of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with either of the above-mentioned customers.

		The major customers of the Electronics Segment are various agencies of the U.S. Government, GMHEC and Northrop
Grumman, accounting for approximately 38%, 29% and 17%, respectively, of the net sales of the Electronics Segment for the year ended December 31, 1997. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

		The Power Units Segment's major customers are the U.S. Government and Western Atlas, accounting for approximately 27% and 17%, respectively, of the net sales of the Power Units
Segment for the year ended December 31, 1997. The loss of either of these customers would have a material adverse effect on the net sales and earnings of the Power Units Segment.

		Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the U.S. Government could have a materially adverse effect on the Company's sales and earnings.

Backlog

		As of December 31, 1997 and 1996 the Company's backlog was as follows:


1997
1996

Electronics
$14,000,000
$14,000,000

Power Units
   2,000,000
   3,000,000

Total
$16,000,000
$17,000,000


		Of the backlog for the year ended December 31, 1997,
approximately $3,000,000         represents backlog under
contracts which will not be shipped during 1998.  Approximately
$4,000,000 of the backlog for December 31, 1996 will be shipped during the current year.

		A significant amount of the Company's contracts are subject to termination at the convenience of the U.S. Government. The backlog is not influenced by seasonality.

Special Features of U.S. Government Contracts

		Orders under U.S. Government prime contracts or subcontracts are customarily subject to termination at the convenience of the U.S. Government, in which event the contractor is normally entitled to reimbursement for allowable costs and to a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the Power Units Segment at the convenience of the U.S. Government occurred during the year ended December 31, 1997.

		A significant portion of the Company's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under U.S. Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

Research and Development

		The Company incurred approximately $795,000 of research and development expenses during the year ended December 31, 1997, as compared with $710,000 of such expenses during the comparable period of the prior year.

Patents

		The Company does not own any patents which it believes are of material significance to its operations.

Employees

		As of March 17, 1998, the Company employed 128 persons on a full-time basis. Of these, the Electronics Segment employed 66 people, consisting of 11 in engineering and drafting, 3 in sales and marketing, 13 in direct and corporate administration and the balance in production. The Power Units Segment employed 62 people, consisting of 12 in engineering and drafting, 5 in sales, 4 in direct and corporate administration and the balance in production.


Item 2.  PROPERTIES

		The Company owns its plant and executive offices, located at 80 Cabot Court, Hauppauge, New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are utilized for manufacturing operations) in a two-story, sprinklered, brick building which was completed in October 1982 and expanded in 1985.

		Behlman leases 1700 square feet in Ventura, California which is used for sales. The lease expires in December 1999.

		As part of its discontinued apparel operations, the Company has leases for showroom and office space in New York, warehouse space in New Jersey and showroom, office and manufacturing space in Winnipeg, Manitoba, Canada. The Company has subleased its showroom and office space in New York and its warehouse space in New Jersey.

Item 3.  LEGAL PROCEEDINGS

		There are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business, except as described below.

		In re USA Classic Securities Litigation: On September 23, 1993, a class action (the "Class Action") was commenced by an alleged shareholder of USA Classic against USA Classic and certain of its directors in the United States District Court for the Southern District of New York. The action was commenced on behalf of shareholders, other than the defendants, who acquired their shares from November 20, 1992, the date of the initial public offering of common stock of USA Classic (the "Offering"), through September 22, 1993, and alleges violations of the Securities Act of 1933, as amended (the "Securities Act") in connection with the Offering as well as violations of Section
10(b) of the Securities Exchange Act of 1934. Specifically, the complaint alleges that false and misleading statements were made in the registration statement (including the prospectus and the financial statements therein) filed in connection with the Offering and in certain financial statements of USA Classic filed subsequent to the Offering in violation of Sections 11 and 12 (2) of the Securities Act. The complaint further alleges
"control person" liability under Section 15 of the Securities
Act. The plaintiffs are seeking compensatory damages as well as fees and expenses.

		On February 1, 1994, a First Amended and Consolidated Complaint was filed in the Class Action. The First Amended and Consolidated Complaint added the Company as a defendant and alleged that the Company is a "controlling person" of USA
Classic and an "aider and abetter" of the alleged violations of the securities laws. The Company answered the First Amended and Consolidated Complaint on March 21, 1994. The Class Action has been stayed as against USA Classic as a result of USA Classic's filing of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

		On October 4, 1994, a Second Amended and Consolidated Complaint was filed in the Class Action. The Second Amended and Consolidated Complaint restated the allegations against the Company and added Paine Webber Incorporated ("Paine Webber") and Ladenburg Thalmann & Co. Inc., the lead underwriters in the Offering (collectively, the "Underwriters"), as additional defendants. On November 15, 1994, the Company and the
Underwriters moved to dismiss certain of the allegations in the Second Amended and Consolidated Complaint. On or about June 16, 1995, the Honorable John S. Martin, Jr. denied the dismissal motion in its entirety.

		The original complaint, the First Amended and Consolidated Complaint and the Second Amended and Consolidated Complaint each fail to quantify any category of damages sought by the plaintiffs.

		On March 8, 1995, the plaintiffs' representatives filed a motion for class certification. Since that date, the parties have been conducting depositions and reviewing documents relevant to the class certification issue. The defendants' response to the class certification motion has been adjourned without a future date pending completion of discovery into that issue. On or about February 6, 1996, the Underwriters moved the court to stay all substantive discovery until the court rules upon the class certification motion. The Company joined in said motion. On March 7, 1996, the court denied the motion to stay substantive discovery. Depositions and documentary discovery are continuing. It is estimated that discovery in this matter will continue throughout 1998. The Company is unable to estimate a range of loss with regard to this action at the present time and, accordingly, cannot predict with any certainty the impact of this action on the Company's financial condition.
The Company currently has available, through its own coverage and through USA Classic's coverage, approximately $7 million of directors' and officers' liability insurance coverage in connection with this matter. Legal fees of approximately $1.2 million incurred to date have been charged to expense. While the Company plans to continue to vigorously defend this action, in September 1997, all parties began participating in supervised settlement negotiations. These negotiations are still ongoing.

		On March 17, 1998, Paine Webber asserted, in New York Supreme Court, a claim against the Company for indemnification pursuant to its underwriting arrangements with the Company and USA Classic. The Company believes this claim to be without merit and intends to vigorously defend this action.

		Sandra Lakritz v. Orbit International Corp.: On July 7, 1995, Sandra Lakritz, a former employee of the Company's
East/West division commenced an action in Supreme Court, New
York County, claiming employment discrimination based upon age and disability. On December 4, 1995, the Company answered the complaint and denied the allegations set forth therein.
Simultaneously with its answer, the Company served upon plaintiff's counsel numerous discovery requests. To date, plaintiff has only partially responded to the discovery requests. Additionally, the plaintiff has requested certain discovery from the Company. Although the Company has offered to make that information available to the plaintiff, the plaintiff has failed to follow up on these requests. The plaintiff is seeking $5 million in compensatory damages and $5 million in punitive damages. The Company believes that there is no merit to the claims made by the plaintiff. Since this action is in its preliminary stage, with only minimal discovery having been completed, the Company is unable to estimate a range of loss at the present time and, accordingly, the Company cannot predict with any certainty the impact of this action on the Company's financial condition. The Company intends to vigorously defend this action.
	Astrosystems, Inc. v. Orbit International Corp.  On February
20, 1997, Astrosystems, Inc. served an arbitration demand on the Company, which demand seeks recovery of approximately $1,000,000 in damages allegedly arising from the Company's breach of an Asset Purchase Agreement, dated as of January 11, 1996, between
Astrosystems, Inc., the Company and other related entities.
While the Company vigorously contests all of the claims set forth in the demand on the merits, on March 12, 1997 the Company moved to partially stay arbitration on the grounds that some of the claims asserted in Astrosystems' demand are not arbitrable under the Asset Purchase Agreement. The Supreme Court, Suffolk
County entered a temporary restraining order staying all arbitral proceedings until the Company's motion can be heard.
On July 31, 1997, the Court entered an order granting the relief sought by the Company. The parties are proceeding to arbitration and to the utilization of the other dispute resolution mechanism set forth in the Asset Purchase Agreement.

		Bankruptcy and Liquidation of Canadian Subsidiaries: On March 12, 1997, Orbit commenced bankruptcy proceedings against Classique, which manufactured branded private label men's, women's and children's outer-wear in Winnipeg, Manitoba, Canada and Winnipeg Leather, which manufactured and sold women's garments under private labels in Winnipeg, Manitoba, Canada.
Classique and Winnipeg Leather are now in bankruptcy and Orbit appointed a receiver and manager who has sold off all of the assets. The proceeds of such sales were used to pay down the outstanding obligations to the secured lender of Classique and Winnipeg Leather.


Item 4. 	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.


PART II


Item 5.	MARKET FOR REGISTRANT'S CAPITAL STOCK AND RELATED
SECURITY HOLDER MATTERS

		As of March 16, 1998 the Company had 680 shareholders of record. The Company's stock is traded on the Nasdaq National
Market (Nasdaq symbol ORBT).

		The quarterly closing prices for the period January 1, 1996 through December 31, 1997, as reported by Nasdaq, were as follows:

CLOSE



High
Low

1996:




  First Quarter
1
47/64

  Second Quarter
15/16
7/8

  Third Quarter
13/4
3/4

  Fourth Quarter
23/4
19/16


1997:

  First Quarter


25/8


2

  Second Quarter
27/16
13/4

  Third Quarter
33/16
129/32

  Fourth Quarter
313/16
25/16


The Company has not declared any dividends during the aforesaid period.





Item 6.  SELECTED FINANCIAL DATA


Twelve Month period ended December 31,


 Six Month
Period
Ended
December
31,**
1993
(unaudited
)
Twelve Month
Period Ended
June 30,



1997
    1996
      1995
     1994

1993

Net sales
$17,626,000
$16,971,000
$11,763,000
$12,254,000
$6,659,000
$14,191,000

Income
(loss)
from
continuing
operations


2,038,000


 3,311,000


  2,491,000


  1,098,000


 1,642,000


( 707,000)

Income
(loss)
from
discontinue
d
operations


--


( 8,800,000)


(24,744,000)


(18,093,000)


 4,277,000


11,942,000

Income
(loss) per
share
from
continuing
operations:
***
  Basic
  Diluted



 .34
 .30



      .56
       .53



  .42
 .42



 .18
  .18



       .25
       .25



 (.11)
(.11)

Income
(loss) per
share
from
discontinue
d
operations:
***
  Basic
  Diluted



--
--



   ( 1.48)
   ( 1.42)



( 4.20)
  ( 4.17)



( 2.93)
  ( 2.92)



       .66
       .65



1.82
1.82


Total
assets at
year-end

17,899,000

19,931,000

38,028,000

 63,511,000

73,105,000

 71,835,000

Long-term
obligations
3,287,000
   3,817,000
   1,097,000
 8,909,000
10,419,000
  2,451,000

Total
stockholder
s' equity

7,287,000

  5,146,000

   9,318,000

  31,263,000

49,626,000

54,483,000

_________________
** 	In 1993, the Company opted to change its fiscal year end from June 30 to
     December 31.
***	The income per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128,
		"Earnings Per Share" (see notes A and O to the Consolidated
     Financial Statements).
See "Item 7. Management's discussion and Analysis of Financial Condition and
     Results of Operations."












Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Year Ended December 31, 1997 v. Year Ended December 31, 1996

	In August 1996, the Company adopted a plan to sell its apparel segments. The plan of disposal of such segments left the Company with its Electronics and Power Units Segments (its Orbit Instrument Division and Behlman subsidiary, respectively.)

	Consolidated net sales for the year ended December 31, 1997 increased to $17,626,000 from $16,971,000 for the prior year due principally to additional sales recorded by Orbit's Behlman subsidiary which was acquired during the first quarter of 1996.
Sales for the Orbit Instrument Division did not materially change from 1996 to 1997.

	Income from continuing operations for the year ended December 31, 1997 decreased to $2,038,000 from $3,311,000 for the prior year due principally to the recording, in the first quarter of 1996, of $815,000 which represented a portion of a one-time royalty fee received from a former affiliate. Had this royalty income not been recorded in 1996, income from continuing operations for the year ended December 31, 1997 would have decreased to $2,038,000 from $2,496,000 for the prior year.
This decrease in income from continuing operations was primarily attributable to an increase in interest expense and a decrease in investment and other income during the current year.

	Net income for the year ended December 31, 1997 increased to $2,038,000 from a loss of $5,489,000 for the year ended December 31, 1996 due principally to an operating loss in the prior period of $4,200,000 incurred from the Company's discontinued apparel operations and to the estimated loss of $4,600,000 resulting from the expected loss on the disposal of such apparel operations.

	Gross profit, as a percentage of sales, for the year ended December 31, 1997 decreased to 43.1% from 44.8% for the prior year due to lower margins realized both from the Instrument
Division and Behlman due to slightly higher production overhead costs and to the product mix of units sold.

	Selling, general and administrative expenses for the year ended December 31, 1997 increased slightly to $5,596,000 from $5,501,000 for the prior year due principally to a full year of selling, general and administrative costs incurred by Behlman which was acquired in February 1996 offset by lower corporate costs. Selling, general and administrative expenses as a percentage of sales for the year ended December 31, 1997 decreased slightly to 31.7% from 32.4% for the prior year due to lower corporate costs and increased sales from Behlman which increased at a greater rate than costs for that Segment.

	Interest expense for the year ended December 31, 1997 increased to $253,000 from $118,000 for the prior year due to interest recorded in the current year by the Company related to a certain debt obligation of the discontinued apparel operations.

	Investment and other income for the year ended December 31, 1997 decreased to $284,000 from $1,320,000 for the prior year.
Such decrease is due principally to $815,000 of royalty income recorded in 1996 which represented a portion of a one-time royalty fee received from a former affiliate and a reduction in available balances for investment in 1997.

Year Ended December 31, 1996 v. Year Ended December 31, 1995

	In August 1996, the Company adopted a plan to sell its apparel businesses. The Company estimated the loss on the disposal to be approximately $4,600,000 and charged 1996 operations with such amount. Such loss included a write-off of foreign currency translation adjustments, accruals for amounts pursuant to operating lease agreements, the write-down of assets to net realizable value offset by the reduction in liabilities due to the bankruptcy of two of the companies and the balance for professional fees and other contractual obligations.

	Consolidated net sales for the year ended December 31, 1996 increased to $16,971,000 from $11,763,000 for the prior year due principally to $6,879,000 of revenues recorded by the Company's new Behlman subsidiary which was acquired in February 1996, offset by a decrease in the number of units shipped by the Orbit Instrument Division.

	Income from continuing operations for the year ended December 31, 1996 increased to $3,311,000 from $2,491,000 for the period due principally to earnings recorded during the period by the Company's new Behlman subsidiary, increased earnings from the Orbit Instrument Division offset by a decrease in investment and other income.

	The net loss for the year ended December 31, 1996 decreased to $5,489,000 from $22,253,000 for the prior year. The loss for the current year is principally due to operating losses from the Company's discontinued apparel operations of $4,200,000 and the estimated loss of $4,600,000 on the disposal of such operations. The loss in the prior year was principally due to non-cash charges of $9,780,000 reflecting the Company's write-off of goodwill and other intangible costs related to its U.S. apparel businesses as well as $12,192,000 of operating losses from all of the Company's apparel businesses.

	Gross profit, as a percentage of sales, for the year ended December 31, 1996 increased to 44.8% from 44.5% for the prior year.

	Selling, general and administrative expenses for the year ended December 31, 1996 increased to $5,501,000 from $5,274,000 for the prior year principally due to selling, general and administrative expenses incurred by the Company's new Behlman subsidiary and offset by lower corporate expenses and lower selling, general and administrative expenses incurred by the Orbit Instrument Division. Selling, general and administrative expenses, as a percentage of sales, decreased to 32.4% for the year ended December 31, 1996 from 44.8% for the prior year due to additional sales and greater efficiencies derived from the Behlman acquisition and lower corporate expenses.

	Interest expense for the year ended December 31, 1996 decreased to $118,000 from $236,000 for the prior comparable period due to a reduction in the average amounts owed during the current year.

	Investment and other income for the year ended December 31, 1996 decreased to $1,320,000 from $2,614,000 for the prior year due principally to interest earned on higher cash balances in the prior year. The current year included non-recurring income resulting from the realization of approximately $800,000 representing the payment of royalty income from Orbit Semiconductor, Inc., a former affiliate. The prior year included non-recurring income of $1,000,000 resulting from the partial realization of royalty income from Orbit Semiconductor, Inc., as well as $869,000 of insurance proceeds realized upon the death of the Company's former chief executive officer, net of accrued costs to the officer's estate. Orbit earned a one-time royalty payment from Orbit Semiconductor, Inc. pursuant to a Stock Purchase Agreement executed in November 1991, which was realized partially in fiscal year 1996 and partially in fiscal year 1995.

Liquidity, Capital Resources and Inflation

	Working capital was $7,403,000 at December 31, 1997 compared to $6,197,000 at December 31 1996, an increase of $1,206,000. The ratio of current assets to current liabilities increased from 1.7 to 1 at December 31, 1996 to 2.2 to 1 at December 31, 1997. The increase in working capital and the improvement in the ratio of current assets to current liabilities was primarily attributable to the net income for the year ended December 31, 1997 and the current maturity of certain investments.

	Net cash flows provided by operations for 1997 was approximately $413,000 primarily attributable to the net income for the period which was offset by a reduction in accounts payable, accrued expenses and reserves for the discontinued operations. Cash flows provided by investing activities for 1997 totaled approximately $1,413,000 primarily attributable to the net proceeds from sales of marketable securities. Cash flows used in financing activities totaled approximately $1,657,000 for 1997 primarily attributable to repayments of long-term debt and a decrease in amounts due to factor.

	All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

	During the fourth quarter of 1996, the Company commenced discussions with its factor to convert the amounts due to the factor from the Company's discontinued U.S. apparel operations to a term loan. This new term loan was finalized in September, 1997. Under the terms of the new lending arrangement, the loan amortization is based on a 60-month period with payments commencing in October 1997 with a final balloon payment due September 2000. The loan has an interest rate of prime rate plus 1%.

	Under the Company's factoring arrangement for its discontinued apparel operations, the Company has provided a standby letter of credit as security for its guaranty under this lending facility, collateralized by marketable securities. As of December 31, 1997, the Company had provided approximately $402,000 in a standby letter of credit which was reduced to approximately $161,000 in March, 1998 due to the paydown of amounts owed to the factor.

	The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future. However, the Company has been meeting with various lenders to negotiate a new lending facility for the Company which would contain more favorable terms and conditions than its present arrangement and have recently signed a commitment letter with one such lender for a new facility.

	Inflation has not materially impacted the operations of the Company.

Certain Material Trends

	Despite continued profitability in its continuing operations in 1997, the Company continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding the defense sector. Based on current delivery schedules and as a result of the acquisition of Behlman, however, revenues for the Company should be sustained at the levels recorded in 1997.

	The Company continues to seek new contracts which require incurring up-front design, engineering, prototype and preproduction costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by the U.S. Government for such effort. In addition, even if the U.S. Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

	The Company is heavily dependent upon military spending as a source of revenues and income. World events have led the U.S. Government to reevaluate the level of military spending for national security. Any significant reductions in the level of military spending by the U.S. Government could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity.



	In December 1997, the Company retained OEM Capital Corp ("OEM"), an investment banking firm specializing in the electronics, communications and computer industries, to assist the Company in identifying viable acquisition opportunities. Although the Company is committed to enhancing its sales and profitability through strategic acquisitions as well as through internal growth, there is no guarantee that OEM will present acquisition candidates that will ultimately result in a transaction for the Company.

	The Company has developed a plan to modify its information technology systems to recognize the Year 2000, including the purchase of a new manufacturing software package, and has begun converting its critical data processing systems. The Company expects the project to be completed by the end of 1998 and to cost between approximately $100,000 and $150,000. This estimate includes the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as potential costs for outside consultants to assist the Company in the implementation of the new software package. The Company does not expect this project to have a material effect on its operations in 1998 and did not expend any significant amount of money on this project for the year ended December 31, 1997. The Company has also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should these organizations fail to properly remediate their computer systems.

	While the Company intends to use diligent efforts and care to implement the plan set forth above and to take any other necessary steps with regard to its information technology systems to prepare for the Year 2000, there is no assurance that such steps will effectively accomplish such goal. Furthermore, any failure on the part of the Company's primary suppliers, service providers and customers to adapt their respective information technology systems to recognize the Year 2000 could adversely impact the Company.

Forward Looking Statements

	Statements in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.




Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		See index to financial statements, which is a part of the financial statements, and the financial statements and schedules included elsewhere in this Annual Report on Form 10-K.

	The following sets forth certain selected, unaudited quarterly financial data. The 1996 and first three quarters of 1997 income per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Consolidated)

Year Ended
December 31, 1997
First
Quarter
Second
Quarter
Third
Quarter
Fourth
Quarter

Net sales
$3,970,000
$4,426,000
$4,651,000
$4,579,000


Gross profit

1,595,000

1,900,000

1,926,000

2,182,000


Income from
continuing
operations

409,000

485,000

672,000

  472,000


(Loss) from
discontinued
operations


--


--


--


--


Net income (loss)

409,000

485,000

672,000

  472,000


Basic income per
share:






	Income per
share from
	continuing
operations


 .07


 .08


 .11


 .08


	(Loss) per
share from
	discontinued
operations


--


--


--


--


	Net income per
share

 .07

 .08

 .11

 .08


Diluted income per
share:






	Income per
share from
	continuing
operations


 .06


 .07


 .10


 .07


	(Loss) per
share from
	discontinued
operations


--


--


--


--


	Net income
(loss) per
            share



$       .06



$       .07



$      .10



$       .07



Year Ended
December 31, 1996
First
Quarter
Second
Quarter
Third
Quarter
Fourth
Quarter


Net sales
$2,881,000
$4,889,000
$4,798,000
$4,403,000

Gross profit
1,102,000
2,292,000
2,150,000
2,066,000

Income from
continuing
operations
771,000
1,068,000
741,000
731,000

(Loss) from
discontinued
operations
(1,541,000)
(6,460,000)
--
(799,000)

Net income (loss)
(770,000)
(5,392,000)
741,000
(68,000)

Basic income per
share:





	Income (loss)
per share from
	continuing
operations
0.13
0.18
0.12
0.12

	(Loss) per
share from
	discontinued
operations
(0.26)
(1.09)
--
(0.13)

	Net income
(loss) per share
(0.13)
(0.91)
0.12
(0.01)

Diluted income per
share:





	Income per
share from
	continuing
operations

 .13

 .18

 .12

 .11

	(Loss) per
share from
	discontinued
operations

(.26)

(1.06)

--

(.12)

	Net income
(loss) per share
$     (.13)
$     (.89)
$      .12
$     (.01)









Item 9.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.



PART III

Item 10.	 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

		Information regarding the remaining members of the Board of Directors is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation
14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

		Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

		Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

		Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders.


	PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
ON FORM 8-K

			(a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended
December 31, 1997.

1.& 2.	Financial Statements and Schedule:

			The index to the financial statements and
schedule is incorporated by reference to the index to financial statements attached as an exhibit to this Annual Report on Form
10-K.

3.  Exhibits:

Exhibit No.	Description of Exhibit

  3 (a)		Certification of Incorporation, as amended.
Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

  3 (b)		By-Laws, as amended.  Incorporated by reference
to Exhibit 3(b) to Registrant's Annual Report on Form
10-K for the fiscal year ended June 30, 1988.

  4 (a)		Orbit International Corp. 1995 Employee Stock
Option Plan. Incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  4 (b)		Orbit International Corp. 1995 Stock Option Plan
for Non-Employee Directors. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form
10-K for the fiscal year ended December 31, 1995.

  10 (a)	Employment Agreement, dated July 1, 1996 between
Registrant and Mitchell Binder. Incorporated by reference to Exhibit 10(a) to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December
31, 1996.

  10 (b)	Employment Agreement dated July 1, 1996 between
Registrant and Bruce Reissman. Incorporated by reference to Exhibit 10(b) to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December
31, 1996.

  10 (c)	Employment Agreement dated July 1, 1996 between
Registrant and Dennis Sunshine. Incorporated by reference to Exhibit 10(c) to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December
31, 1996.

  10 (d)	Form of Indemnification Agreement between the Company
and each of its Directors. Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form
10-K for the fiscal year ended June 30, 1988.

  10 (e)	Asset Purchase Agreement, dated July 12, 1993, among
The Panda Group, Inc., Kenneth Freedman, Frederick
Meyers and Registrant.  Incorporated by reference to
Exhibit 1 to Registrant's Current Report on Form 8-K dated July 12, 1993.

  10 (f)	Asset Purchase Agreement, dated as of January 11,
1996, by and among 		Astrosystems, Inc., and BEI
Electronics, Inc., Orbit International Corp.  and
	Cabot Court, Inc. Incorporated by reference to the
Registrant's Current Report 		on Form 8-K dated February 7,
1996

  10 (g)	Form of Agreement among Kenneth Freedman, Frederick
Meyers, The Panda Group, Inc. and Orbit International
Corp. dated March 28, 1996; Form of Amendment
Promissory Note dated March 28, 1996; and Form of
Warrant to purchase 125,000 shares of Orbit
International Corp. Common Stock. Incorporated by reference to Exhibit 10(g) to the Registrant's Annual
Report on Form 10-K for the fiscal year ended December
31, 1995.

  21		Subsidiaries of Registrant.  Incorporated by reference
to Exhibit 21 to the Registrant's Annual Report on
Form 10-K for the fiscal year ended December 31, 1996.

  23		Consent of Ernst & Young LLP.

  27		Financial Data Schedule

	(b)  Reports on Form 8-K:

			No reports on Form 8-K have been filed during the last quarter of the period covered by this report.




SIGNATURES

	Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

			ORBIT INTERNATIONAL CORP.


Dated: March 31, 1998 				By: /s/ Dennis Sunshine
								Dennis Sunshine,
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature
Title
Date

 /s/ Dennis Sunshine

Dennis Sunshine
President, Chief
Executive Officer and
Director
March 31, 1998

 /s/ Mitchell Binder

Mitchell Binder
Vice President-
Finance, Chief
Financial Officer and
Director
March 31, 1998

 /s/ Bruce Reissman
Bruce Reissman
Executive Vice
President, Chief
Operating Officer and
Director
March 31, 1998

 /s/ Harlan Sylvan
Harlan Sylvan
Treasurer,
Secretary and
Controller
March 31, 1998

 /s/ Mark Pfefferle
Mark Pfefferle
Director
March 31, 1998

 /s/ John Molloy
John Molloy
Director
March 31, 1998

 /s/ Stanley Morris
Stanley Morris
Director
March 31, 1998

20