Form 10-Q
period 1998-03-31
ORBIT INTERNATIONAL CORP
filed 1998-05-15
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended 		March 31, 1998
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	       SECURITIES  EXCHANGE  ACT  OF  1934
For the quarterly period ended 			 to

Commission file number 			0-3936
			Orbit International Corp.
(Exact name of registrant as specified in its charter)
	Delaware					   ID #	11-1826363
(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)	  Number)
	80 Cabot Court, Hauppauge, New York			11788
(Address of principal executive offices			    (Zip Code)
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
March 31, 1998.							         6,218,000










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

	The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1998.

	The consolidated balance sheet as of December 31, 1997 was condensed from the audited consolidated balance sheet appearing in the 1997 annual report on Form 10-K.

	These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1997.





























PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


								    March 31,      December 31,
								       1998 	        1997
								    (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 1,303,000    $ 1,096,000
 Investment in marketable securities.....    2,595,000      2,004,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    3,164,000		3,045,000
 Inventories ............................    6,846,000		6,319,000
 Restricted investments, related to
  discontinued operations................       83,000        451,000
 Assets held for sale, net...............      110,000        265,000
 Other current assets....................      290,000        304,000

   Total current assets..................   14,391,000     13,484,000

 Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................    2,322,000      2,342,000

 Excess of cost over the fair value of
   assets acquired.......................    1,227,000      1,251,000

 Investment in marketable securities.....      479,000        470,000

 Other assets............................	  351,000        352,000


 TOTAL ASSETS............................  $18,770,000    $17,899,000





See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)



								      March 31,   December 31,
								         1998		  1997
								     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $ 1,601,000    $1,624,000
 Accounts payable..........................   1,570,000     1,086,000
 Accrued expenses..........................   2,101,000     2,114,000
 Customer advances.........................	   684,000	     -
 Notes payable.............................      67,000        97,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.....     872,000       900,000
 Due to factor.............................      60,000       260,000

   Total current liabilities...............   6,955,000     6,081,000

Long-term obligations, less current
 portion...................................   3,333,000     3,667,000
Accounts payable, accrued expenses and
 reserves for discontinued operations,
 less current portion......................     698,000       864,000

   Total liabilities.......................  10,986,000    10,612,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     910,000       909,000
Additional paid-in capital.................  23,545,000    23,538,000
Accumulated deficit........................  (7,006,000)   (7,477,000)
Less treasury stock, at cost...............  (9,588,000)   (9,588,000)
Less deferred compensation.................    ( 78,000)      (97,000)
Plus unrealized gain in marketable
 securities................................       1,000         2,000

 Total stockholders' equity................   7,784,000     7,287,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $18,770,000   $17,899,000



See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



					                	    Three Months Ended
                                                       March 31,
                                        	      1998	   1997


Net sales..............................       $ 4,285,000 	$ 3,970,000

Cost of sales..........................         2,509,000     2,375,000

Gross profit...........................         1,776,000     1,595,000

Selling, general and administrative
 expense...............................         1,317,000     1,227,000
Interest expense.......................            95,000        40,000
Investment and other income............          (107,000)      (81,000)

Income before income taxes.............           471,000       409,000

Taxes on income........................		        -	  	       -


NET INCOME.............................		   $ 471,000    $  409,000



Net income per common share:


	Basic.............................            $.08	    $.07
	Diluted...........................            $.07	    $.06




See accompanying notes.




    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

				    	                           Three Months Ended
                            		          	        March 31,
				    				            1998         1997

Cash flows from operating activities:
 Net income..................................  $  471,000  $   409,000
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization..............      34,000       34,000
  Amortization of goodwill...................      24,000       18,000
  Compensatory issuance of stock.............      19,000       19,000

Changes in operating assets and liabilities:
 Accounts receivable.........................    (119,000)     174,000
 Inventories.................................    (527,000)    (503,000)
 Other current assets........................      14,000     (282,000)
 Accounts payable............................     484,000      472,000
 Accrued expenses............................     (13,000)     (67,000)
 Customer advances...........................	684,000
 Assets held for sale........................     155,000      305,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.......    (194,000)    (699,000)
 Other assets................................       1,000       22,000

Net cash provided by (used in)
   operating activities......................   1,033,000      (98,000)

Cash flows from investing activities:
 Acquisitions of fixed assets................     (14,000)     (26,000)
 Purchase of net assets of acquired company..                   (9,000)
 Purchase of marketable securities...........  (2,253,000)  (2,307,000)
 Proceeds from sales of marketable securities   2,020,000    2,074,000

Net cash (used in) investing activities......    (247,000)    (268,000)









(continued)





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)





								          Three Months Ended
                            			                March 31,
				     		                1998         1997

Cash flows from financing activities:
 Due to factor...............................    (200,000)     305,000
 Repayments of debt..........................    (387,000)    (429,000)
 Proceeds of debt............................                   13,000
 Stock option exercises......................       8,000     ________
Net cash (used in) financing activities......    (579,000)    (111,000)


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................     207,000     (477,000)


Cash and cash equivalents - January 1........   1,096,000      927,000


CASH AND CASH EQUIVALENTS -March 31..........  $1,303,000  $   450,000




Supplemental disclosures of cash flow
  information:

  (1)  Cash paid for:

       Interest.............................. $    94,000  $   221,000













See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 (NOTE 1) - Income Per Share:

     The following table sets forth the computation of basic and diluted income per common share:

                   	       		         March 31,
	       					    1998           1997
Denominator:
 Denominator for basic
  income (loss) per share -
  weighted-average common
  shares						6,111,000		5,986,000

Effect of dilutive securities:
 Employee and directors
  stock options				  748,000		  536,000
 Warrants						  192,000		  153,000
 Unearned stock award			   78,000		  126,000
Dilutive potential common
  shares						1,018,000	       815,000
Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion    				7,129,000  	6,801,000

	The numerator for basic and diluted income per share for the three months ended March 31, 1998 and March 31, 1997 is the net income for each period.

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                   March 31,           December 31,
                                     1998                1997

Raw Materials..............     $ 2,381,000           $ 2,262,000
Work-in-process............       4,465,000             4,057,000

                TOTAL		  $ 6,846,000           $ 6,319,000

(continued)


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)


(NOTE 4) - Available-For-Sale Securities:

     Under the terms of certain credit facilities, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On March 31, 1998, this collateral requirement amounted to approximately $83,000.

     The following is a summary of available-for-sale securities as of:

									      March 31, 1998
                           						      Estimated
										             Fair
                            				     Cost 	   Value

U.S. Treasury bills......................... $ 2,527,000    $ 2,527,000

Corporate debt securities ..................     629,000        630,000

                                               3,156,000      3,157,000
Restricted value of portfolio
 used to collateralize credit facility......      83,000         83,000


Balance of securities portfolio............. $ 3,073,000    $ 3,074,000


	The amortized cost and estimated fair value of debt and marketable equity securities at March 31, 1998 by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.
										   March 31, 1998
                           						      Estimated
										             Fair
                            				     Cost 	   Value

Due in one year or less....................  $ 2,678,000    $ 2,679,000
Due after one year through three years.....      374,000        375,000
Due after three years......................      104,000        104,000
                                               3,156,000      3,157,000

Restricted value of portfolio used to
 collateralize credit facilities...........       83,000         83,000

                                             $ 3,073,000    $ 3,074,000

(continued)


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 5)  -  Business Segments:

	The Company operates through two business segments.  Its
Electronics Segment, through the Orbit Instrument Division, is engaged in the design, manufacture and sale of customized electronic components and subsystems. Its Power Units Segment, through the Behlman
Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

	The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

	The following is business segment information for the three month periods ended March 31, 1998 and 1997.

										   March 31,

  									   1998		   1997
Net sales:
   Electronics........................... $ 2,708,000	  $ 2,114,000
   Power Units...........................   1,598,000	    1,856,000

		Total					  $ 4,306,000	  $ 3,970,000

Income from operations:
   Electronics........................... $   637,000	  $   416,000
   Power Units...........................      24,000		 117,000
General corporate
  expenses not allocated.................	(202,000)	     (165,000)
Interest expense.........................	 (95,000)		 (40,000)
Investment and other
  income................................. 	 107,000	  	  81,000

Income before income taxes............... $   471,000	  $   409,000










(continued)






ITEM - II

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS


Results of Operations

Three month period ended  March 31, 1998 v. March 31, 1997

	 The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

	Consolidated net sales for the three month period ended March 31, 1998 increased to $4,285,000 from $3,970,000 for the three month period ended March 31, 1997 due principally to increased sales from the Company's Electronics Segment offset by decreased sales from the Company's Power Units Segment.

	Gross profit, as a percentage of sales, for the three month period ended March 31, 1998 increased to 41.4% from 40.2% for the three month period ended March 31, 1997 due principally to higher sales from the Electronics Segment which has slightly higher gross margins.

	Selling, general and administrative expenses for the three month period ended March 31, 1998 increased to $1,317,000 from $1,227,000 for the three month period ended March 31, 1997 due principally to higher selling, general and administrative costs incurred by the Electronics Segment due to increased selling and marketing efforts. Selling,
general and administrative expenses, as percentage of sales   for the
three month period ended March 31, 1998, slightly decreased to 30.7% from 30.9% for the comparable period in 1997.

	Interest expense for the three month period ended March 31, 1998 increased to $95,000 from $40,000 for the three month period ended
March 31, 1997 due to interest recorded in the current period by the Company related to a certain debt obligation of the discontinued apparel operations.

	Investment and other income for the three month period ended March 31, 1998 slightly increased to $107,000 from $81,000 for the three month period ended March 31, 1997.

	Net income for the three month period ended March 31, 1998 increased to $471,000 from $409,000 for the three month period ended March 31, 1997 due principally to higher sales and gross profit recorded by the Company's Electronics Segment.


Liquidity, Capital Resources and Inflation:

     Working capital was $7,436,000 at March 31, 1998 compared to $7,403,000 at December 31, 1997. The ratio of current assets to current liabilities slightly decreased to 2.1 to 1 at March 31, 1998 from 2.2 to 1 at December 31, 1997.

	  Net cash flows provided by operations for the three months ended March 31, 1998 was approximately $1,033,000 primarily attributable to the net income for the period and an increase in accounts payable and customer advances, which was partially offset by an increase in inventory. Cash flows used in investing activities for the three months ended March 31, 1998 totaled approximately $247,000 primarily attributable to the net purchases of marketable securities. Cash flows used in financing activities for the three months ended March 31, 1998 totaled approximately $579,000 primarily attributable to repayments of long term debt and a decrease in amounts due to factor.

      All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

    During the first quarter of 1998, the Company received a commitment from a new lender for a $4,000,000 Mortgage and Term Loan facility and a $1,000,000 line of credit. The agreement is expected to close in July, 1998 and will replace the Company's existing asset based lending arrangement.

     Under the Company's factoring arrangement for its discontinued Canadian apparel operations, the Company has provided a standby letter of credit as security for its guaranty under this lending facility, collaterallized by marketable securities. As of March 31, 1998, the Company had provided approximately $74,000 in a standby letter of credit which was reduced to $63,000 in May, 1998 due to the paydown of amounts owed to the factor.

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.










Certain Material Trends

       Despite continued profitability in 1997 and through the first quarter of 1998, the Company continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on current delivery schedules and as a result of the acquisition of Behlman, however, revenues for the Company should be sustained at the levels recorded in 1997.

	 The Company continues to seek new contracts which require incurring up-front design, engineering, prototype and preproduction costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by its customers, including the
U. S. Government, for such effort. In addition, even if the U. S. Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

     The Company is heavily dependent upon military spending as a source of revenues and income. World events have led the U. S. Government to reevaluate the level of military spending necessary for national security. Any significant reductions in the level of military spending by the U. S. Government could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.
Behlman's line of commercial products gives the Company some diversity and the Instrument Division is beginning to introduce certain of its products into commercial markets.

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

	 The Company has developed a plan to modify its information technology systems to recognize the Year 2000, including the purchase of a new manufacturing software package, and has begun converting its critical data processing systems. The Company expects the project to be completed by the end of 1998 and to cost between approximately $100,000 and $150,000. This estimate includes the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as potential costs for outside consultants to assist the Company in the implementation of a new software package. The Company does not expect this project to have a material effect on its operations in 1998 and did not expend any significant amount of money on this project for the three months ended March 31, 1998. The Company has also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should these organizations fail to properly remediate their computer systems.

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


ORBIT INTERNATIONAL CORP.
Registrant





Dated:  May 15, 1998			/s/ Dennis Sunshine
							Dennis Sunshine, President, Chief
						     Executive officer and Director



Dated:  May 15, 1998			/s/ Mitchell Binder
							Mitchell Binder, Vice President-
							Finance, Chief Financial Officer
							and Director










PART II


OTHER INFORMATION




Item 1.	Legal Proceedings

Bozena M. Konefal v. Astrosystems, Inc. and Orbit International Corp.:

On April 17, 1998, Bozena Konefal, a former employee of Astrosystems, Inc. commenced an action in United States District Court in the Eastern District of New York, claiming sexual discrimination and creation of a hostile work environment by the defendants. The plaintiff is seeking recovery of lost wages and employment benefits and $1,650,000 from each defendant for compensatory damages, punitive damages, mental anguish and negligence. The Company has been granted an extension to June 11, 1998 to answer the complaint. Since this action is in its preliminary stage, the Company is unable to estimate a range of loss, if any, at the present time and accordingly, the Company cannot predict with any certainty the impact of this action of the Company's financial condition. The Company believes there are no merits to this claim and intends to vigorously defend this action.

Item 6.	Exhibits and reports on Form 8-K

		(a)   Exhibits.   None




15