Form 10-K/A
period 1997-12-31
ORBIT INTERNATIONAL CORP
filed 1998-06-25
CIK 74818

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K A/1


   XX  	Annual Report Pursuant to Section 13 or 15(d) of the Securities and
 Exchange Act of 1934 for the fiscal year ended December 31, 1997.
 [No Fee Required]
                                                                          or
Transition report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for transition period from               to           .

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



PART III

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Set forth below is stock ownership information as of April 14, 1998 as to each person who owns, or is known by the Company to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934), more than 5% of the Company Common Stock, and the number of shares of Common Stock owned by its directors, by all persons named in the Summary Compensation Table and by all officers and directors as a group.

Name and Address of	Amount and Name of
Beneficial Owner	Beneficial Ownership(1)	Percent of Class
Dennis Sunshine	1,305,138(2)	19.98%
c/o 80 Cabot Court
Hauppauge, New York

Bruce Reissman	988,614(3)	15.17%
c/o 80 Cabot Court
Hauppauge, New York

Alan S. Parsow	      370,000(4)	      5.9%
2222 Skyline Drive
Elkhorn, Nebraska

Mitchell Binder	240,200(5)	3.73%
c/o 80 Cabot Court
Hauppauge, New York

Harlan Sylvan	      63,000(6)	      1.0%
c/o 80 Cabot Court
Hauppauge, New York

John Molloy	9,000(7)	*
1815 Parliament Road
Leucadia, California

Stanley Morris	12,000(7)	*
2470 Cove Court
Bellmore, New York

Marc Pfefferle	0	*
135 East 57th Street
New York, New York

All officers and directors	2,617,952	36.76%
as a group
(7 persons)(2)(3)(5)(6)(7)

(1)	Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons.

(2)	Includes 690,614 shares held by Mr. Sunshine's wife and 3,000 shares held in her IRA.  Also includes options to purchase 310,000 shares of Common Stock.

(3)	Includes options to purchase 295,000 shares of Common Stock.

(4)	Includes 295,000 shares owned by Parsow Partnership, Ltd. and 75,000 shares owned by Elkhorn Partners Limited Partnership. Mr. Parsow is the sole general partner of both partnerships.

(5)	Includes options to purchase 220,000 shares of Common Stock.

(6)	Includes options to purchase 60,000 shares of Common Stock.

(7)	Includes options to purchase 7,000 shares of Common Stock.


*	Less than one percent.






259127  v.1  [5JXZ01!.WPD]