Form 10-Q
period 1998-06-30
ORBIT INTERNATIONAL CORP
filed 1998-08-14
CIK 74818

UNITED  STATES
                SECURITIES  AND  EXCHANGE  COMMISSION
                        Washington, DC  20549

                             FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          June 30, 1998
                                 OR
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

                                   Yes     X        No

          APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
June 30, 1998.                                            6,230,000











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

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1998.

     The consolidated balance sheet as of December 31, 1997 was condensed from the audited consolidated balance sheet appearing in the 1997 annual report on Form 10-K.

     These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1997.






























                   Part I - Financial Information
                              Item - I

             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30,  December 31,
                                               1998        1997
                                           (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 1,725,000    $ 1,096,000
 Investment in marketable securities.....    2,798,000      2,004,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    2,459,000      3,045,000
 Inventories ............................    7,175,000      6,319,000
 Restricted investments, related to
  discontinued operations................       53,000        451,000
 Assets held for sale, net...............       97,000        265,000
 Other current assets....................      334,000        304,000
 Deferred tax asset......................      770,000           -
   Total current assets..................   15,411,000     13,484,000

 Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................    2,309,000      2,342,000

 Excess of cost over the fair value of
   assets acquired.......................    1,203,000      1,251,000

 Investment in marketable securities.....      438,000        470,000

 Other assets............................      444,000        352,000
 Deferred tax asset......................      380,000           -

 TOTAL ASSETS............................  $20,185,000    $17,899,000







                       See accompanying notes.







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (continued)



                                               June 30,   December 31,
                                                 1998         1997
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $ 1,568,000    $1,624,000
 Accounts payable..........................   1,166,000     1,086,000
 Accrued expenses..........................   2,425,000     2,114,000
 Customer advances.........................   1,459,000          -
 Notes payable.............................     148,000        97,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.....     869,000       900,000
 Due to factor.............................      32,000       260,000

   Total current liabilities...............   7,667,000     6,081,000

Long-term obligations, less current
 portion...................................   2,999,000     3,667,000
Accounts payable, accrued expenses and
 reserves for discontinued operations,
 less current portion......................     592,000       864,000

   Total liabilities.......................  11,258,000    10,612,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     912,000       909,000
Additional paid-in capital.................  23,553,000    23,538,000
Accumulated deficit........................  (5,896,000)   (7,477,000)
Less treasury stock, at cost...............  (9,588,000)   (9,588,000)
Less deferred compensation.................     (58,000)      (97,000)
Less unrealized gain on marketable
 securities................................       4,000         2,000

 Total stockholders' equity................   8,927,000     7,287,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $20,185,000   $17,899,000




                       See accompanying notes.







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)



                         Six Months Ended        Three Months Ended
                              June 30,                 June 30,
                          1998        1997         1998        1997


Net sales...........  $ 8,520,000 $ 8,396,000  $ 4,235,000 $ 4,426,000

Cost of sales.......    4,881,000   4,901,000    2,372,000   2,526,000

Gross profit........    3,639,000   3,495,000    1,863,000   1,900,000

Selling, general and
 administrative
 expense............    2,724,000   2,664,000    1,407,000   1,437,000
Class action litigation
 settlement.........      500,000        -         500,000        -
Interest expense....      184,000      77,000       89,000      37,000
Investment and
 other(income)......   (  200,000) (  140,000)    ( 93,000)   ( 59,000)
Income (loss) before
 income tax benefit.      431,000     894,000      (40,000)    485,000

Income tax benefit..    1,150,000        -       1,150,000        -

NET INCOME..........  $ 1,581,000 $   894,000   $1,110,000  $  485,000

Net income per common
 share:
  Basic.............     $  .26     $   .15      $    .18      $  .08
  Diluted...........     $  .22     $   .13      $    .16      $  .07










                       See accompanying notes.







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                    1998        1997

Cash flows from operating activities:
 Net income..................................  $1,581,000   $  894,000
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization..............      68,000       68,000
  Amortization of goodwill...................      48,000       36,000
  Compensatory issuance of stock.............      39,000       38,000
  Change in value of marketable trading
  securities.................................       2,000        2,000
  Deferred tax asset.........................  (1,150,000)        -
Changes in operating assets and liabilities:
 Accounts receivable.........................     586,000      455,000
 Inventories.................................    (856,000)    (566,000)
 Other current assets........................     (30,000)       3,000
 Accounts payable............................      80,000      187,000
 Accrued expenses............................     311,000     (547,000)
 Customer advances...........................   1,459,000         -
 Assets held for sale........................     168,000      524,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.......    (303,000)  (1,670,000)
 Other assets................................     (92,000)    (125,000)


Net cash provided by (used in)
   operating activities......................   1,911,000     (701,000)

Cash flows from investing activities:
 Acquisitions of fixed assets................     (35,000)     (50,000)

 Purchase of marketable securities...........  (3,013,000)  (3,149,000)

 Proceeds from sales of marketable securities   2,649,000    4,012,000


Net cash provided by (used in)
   investing activities......................    (399,000)     813,000






(continued)







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)
                             (continued)


                                                   Six Months Ended
                                                        June 30,
                                                   1998         1997

Cash flows from financing activities:
 Due to factor...............................    (228,000)    (148,000)
 Repayments of debt..........................    (752,000)    (617,000)
 Proceeds of debt............................      79,000       27,000
 Stock option exercises......................      18,000     ___9,000
Net cash (used in) financing activities......    (883,000)    (729,000)


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................     629,000     (617,000)


Cash and cash equivalents - January 1........   1,096,000      927,000


CASH AND CASH EQUIVALENTS -June 30...........  $1,725,000  $   310,000





Supplemental disclosures of cash flow
  information:

       Cash paid for:

       Interest.............................. $184,000     $   328,000

       Taxes................................. $ 13,000     $    26,000









                       See accompanying notes.









             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

(NOTE 1) - Income Per Share:

     The following table sets forth the computation of basic and diluted income per common share:
                                   Six Months Ended      Three Months Ended

                                       June 30,              June 30,

                                    1998      1997        1998      1997
Denominator:
 Denominator for basic
  income per share -
  weighted-average common
  shares                         6,143,000  6,014,000  6,150,000  6,018,000

Effect of dilutive securities:
 Employee and directors
  stock options                    770,000    511,000    735,000    483,000
 Warrants                          189,000    149,000    185,000    144,000
 Unearned stock award               58,000    107,000     56,000    104,000


Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion                      7,160,000  6,781,000  7,126,000  6,749,000



     The numerator for basic and diluted income per share for the six months ended June 30, 1998 and June 30, 1997 is the net income for each period.

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                   June 30,           December 31,
                                     1998                1997

Raw materials..............     $ 2,501,000           $ 2,262,000
Work-in-process............       4,674,000             4,057,000

                TOTAL           $ 7,175,000           $ 6,319,000

(continued)





             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
                             (continued)

(NOTE 4) - Available-For-Sale Securities:

     Under the terms of certain credit facilities, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On June 30, 1998, this collateral requirement amounted to approximately $53,000.

     The following is a summary of available-for-sale securities as of:

                                                   June 30, 1998
                                                             Estimated
                                                               Fair
                                                  Cost         Value

U.S. Treasury bills......................... $ 2,553,000    $ 2,553,000


Corporate debt securities ..................     732,000        736,000
                                             ___________    ___________
                                               3,285,000      3,289,000

Restricted value of portfolio
 used to collateralize credit facility......      53,000         53,000


Balance of securities portfolio............. $ 3,232,000    $ 3,236,000


     The amortized cost and estimated fair value of debt and marketable equity securities at June 30, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.
                                                     June 30, 1998
                                                             Estimated
                                                               Fair
                                                  Cost         Value

Due in one year or less....................  $ 2,849,000    $ 2,851,000
Due after one year through three years.....      228,000        229,000
Due after three years......................      208,000        209,000
                                               3,285,000      3,289,000

Restricted value of portfolio used to
 collateralize credit facilities...........       53,000         53,000

                                             $ 3,232,000    $ 3,236,000

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

     The following is the business segment information for the six and three month periods ended June 30, 1998 and 1997.

                          Six Months Ended        Three Months Ended
                             June 30,                June 30,
                          1998       1997          1998      1997
Net sales:
   Electronics......... $ 5,512,000 $ 4,490,000    $ 2,804,000 $2,376,000
   Power Units.........   3,071,000   3,906,000      1,473,000  2,050,000

          Total         $ 8,583,000 $ 8,396,000    $ 4,277,000 $4,426,000

Income from operations:
   Electronics......... $ 1,453,000 $   913,000    $   816,000 $  497,000
   Power Units.........    (109,000)    258,000       (133,000)   141,000
General corporate
  expenses not
  allocated (a)........    (929,000)   (340,000)      (727,000)  (175,000)
Interest expense.......    (184,000)    (77,000)       (89,000)   (37,000)
Investment and other
  income...............     200,000     140,000         93,000     59,000

Income before income
taxes.                  $   431,000 $   894,000    $   (40,000) $ 485,000

(a) Includes $500,000 for the class action securities litigation settlement for the six and three months ended June 30, 1998, respectively. (See Note 6).

(NOTE 6)  -  Settlement of Class Action Securities Litigation:
     In July, 1998, the Company reached a settlement with respect to the USA Classic, Inc. class action securities litigation. Such settlement is subject to an executed "Stipulation of Settlement" by each of the parties and approval of such by the court. The Company's portion of the settlement was $1,000,000, of which $500,000 had been previously accrued.

(continued)









                              Item - II

             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS


Results of Operations

Three month period ended  June 30, 1998 v. June 30, 1997

      The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

     Consolidated net sales for the six month period ended June      30,
1998 increased to $8,520,000 from $8,396,000 for the six month period ended June 30, 1997 due principally to increased sales from the Company's Electronic Segment partially offset by decreased sales from the Company's Power Unit Segment.

     Gross profit as a percentage of sales for the six month period ended June 30, 1998 increased to 42.7% from 41.6% for the six month period ended June 30, 1997 due principally to a higher gross profit yielded from the Electronics Segment.

     Selling, general and administrative expenses for the six months ended June 30, 1998 slightly increased to $2,724,000 from $2,664,000 for the six month period ended June 30, 1997 due principally to higher selling, general and administrative costs incurred by the Electronics Segment due to increased selling and marketing efforts. Selling, general and administrative expenses, as a percentage of sales for the six month period ended June 30, 1998 slightly increased to 32.0% from 31.7% for the comparable period in 1997.

     In July, 1998, the Company reached a settlement with respect to the USA Classic class action securities litigation subject to an executed "Stipulation of Settlement" by each of the parties and approval of such by the court. The Company's portion of the settlement was $1,000,000 of which $500,000 had been previously accrued. Accordingly, the Company recorded an additional charge of $500,000 during the second quarter of 1998.






     Interest expense for the six month period ended June 30, 1998 increased to $184,000 from $77,000 for the six month period ended
June 30, 1997 due to interest recorded in the current period by the Company related to a certain debt obligation of the discontinued apparel operations.

     Investment and other income for the six month period ended
June 30, 1998 increased to $200,000 from $140,000 for the six month period ended June 30, 1997 due principally to an increase in funds available for investment during the current period.

     In connection with the resolution of the USA Classic class action securities litigation and its related uncertainties and the consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a deferred tax asset of $1,150,000 during the second quarter of 1998.

     Net income for the six month period ended June 30, 1998 increased to $1,581,000 from $894,000 for the six month period ended June 30, 1997 due principally to the recognition of a deferred tax asset recorded during the second quarter of 1998 partially offset by the additional charge of $500,000 recorded in connection with the settlement of the class action securities litigation. Excluding the impact of the income tax benefit and the settlement of the class action litigation, net income for the six month period ended June 30, 1998 increased to $931,000 from $894,000 for the same period last year.


Three Month period ended June 30, 1998 v. June 30, 1997

     Consolidated net sales for the three month period ended June 30, 1998 decreased to $4,235,000 from $4,426,000 for the three month period ended June 30, 1997 due principally to decreased sales from the Company's Power Units Segment partially offset by increased sales from the Electronics Segment.

     Gross profit, as a percentage of sales, for the three months ended June 30, 1998 increased to 44.0% from 42.9% for the three month period ended June 30, 1998 due to a higher gross profit margin yielded from the Electronics Segment due to increased sales.

     Selling, general and administrative expenses for the three month period ended June 30, 1998 slightly decreased to $1,407,000 from $1,437,000 due principally to lower selling, general and administrative costs from the Power Units Segment, lower corporate costs and offset by higher costs from the Electronics Segment due to increased sales and marketing efforts. Selling, general and administrative expenses, as a percentage of sales, for the three months ended June 30, 1998 slightly increased to 33.2% from 32.5% for the comparable period in 1997 due principally to increased sales in the prior period.


     In July, 1998, the Company reached a settlement with respect to the USA Classic class action securities litigation subject to an executed "Stipulation of Settlement" by each of the parties and approval of such by the court. The Company's portion of the settlement was $1,000,000 of which $500,000 had been previously accrued. Accordingly, the Company recorded an additional charge of $500,000 during the three months ended June 30, 1998.

     Interest expense for the three month period ended June 30, 1998 increased to $89,000 from $37,000 for the three month period ended June 30, 1997 due to interest recorded in the current period by the Company related to a certain debt obligation of the discontinued apparel operations.


     Investment and other income for the three month period ended June 30, 1998 increased to $93,000 from $59,000 for the three month period ended June 30, 1997 due to an increase in funds available for investment during the current period.

     In connection with the resolution of the USA Classic class action securities litigation and its related uncertainties and the consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a deferred tax asset of $1,150,000 during the three months ended June 30, 1998.

     Net income for the three month period ended June 30, 1998 increased to $1,110,000 from $485,000 for the three month period ended June 30, 1997 due principally to the deferred tax asset recorded partially offset by the additional charge of $500,000 recorded in connection with the settlement of the class action securities litigation. Excluding the impact of the income tax benefit and the settlement of the class action litigation, net income for the three month period ended June 30, 1998 decreased to $460,000 from $485,000 for the same period last year.

Liquidity, Capital Resources and Inflation:

     Working capital increased to $7,744,000 at June 30, 1998 compared to $7,403,000 at December 31, 1997. The ratio of current assets to current liabilities slightly decreased to 2.0 to 1 at June 30, 1998 from 2.2 to 1 at December 31, 1997.

     Net cash flows provided by operations for the six months ended June 30, 1998 was approximately $1,911,000 primarily attributable to the net income for the period, a decrease in accounts receivable and an increase in customer advances which was partially offset by the recording of a deferred tax asset and an increase in inventory. Cash flows used in investing activities for the six months ended June 30, 1998 totaled approximately $399,000 primarily attributable to the net purchases of marketable securities. Cash flows used in financing activities for the six months ended June 30, 1998 totaled approximately $883,000 primarily attributable to repayments of long-term debt and a decrease in amounts due to factor.

     All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In August 1998, the Company closed on a new $4,000,000 Mortgage and Term Loan facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 will be used to partially fund the class action securities litigation settlement of $1,000,000.

     Under the Company's factoring arrangement for its discontinued Canadian apparel operations, the Company has provided a standby letter of credit as security for its guaranty under this lending facility, collaterallized by marketable securities. As of June 30, 1998, the Company had provided approximately $49,000 in a standby letter of credit which was reduced to approximately $35,000 in July, 1998 due to the paydown of amounts owed to the factor.

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

       Despite continued profitability in 1997 and through the first two quarters of 1998, the Company continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. Based on current delivery schedules, however, revenues for the Company should be sustained at the levels recorded in 1997.

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

Year 2000

     The Company has developed a plan to modify its information technology systems to recognize the Year 2000, including the purchase of a new manufacturing software package, and has begun converting its critical data processing systems. The Company expects the project to be completed by the end of 1998 and to cost between approximately $100,000 and $150,000. This estimate includes the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as potential costs for outside consultants to assist the Company in the implementation of a new software package. The Company does not expect this project to have a material effect on its operations in 1998 and did not expend any significant amount of money on this project for the six months ended June 30, 1998. The Company has also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should these organizations fail to properly remediate their computer systems.

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


                      ORBIT INTERNATIONAL CORP.
                             Registrant





Dated:  August 13, 1998            /s/ Dennis Sunshine
                                   Dennis Sunshine, President, Chief
                                   Executive officer and Director



Dated:  August 13, 1998            /s/ Mitchell Binder
                                   Mitchell Binder, Vice President-
                                   Finance, Chief Financial Officer
                                   and Director





























                               PART II


                          OTHER INFORMATION



Item 1.   Legal Proceedings

In re USA Classic Securities Litigation:

In July, 1998, the Company reached a settlement with respect to the USA Classic, Inc. class action securities litigation. Such settlement is subject to an executed "Stipulation of Settlement" by each of the parties and approval of such by the court. The Company's portion of the settlement was $1,000,000.

Item 4.   Submission of matters to a vote of security holders

          An Annual Meeting of Stockholders of the Company was held on June 26, 1998. The holders of 6,222,593 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 5,869,883 shares of Common Stock, or approximately 94% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

     1. The stockholders voted for the election of each of the following persons nominated to serve as a director of the Company until the next annual meeting and until his successor is elected and qualified:
Dennis Sunshine by 5,706,132 votes for and 159,751 against, Bruce Reissman by 5,716,209 votes for and 159,664 against, Mitchell Binder by 5,706,232 votes for and 159,651 against, John Molloy by 5,706,232 votes for and 159,651 against, Stanley Morris by 5,706,232 votes for and 159,651 against and Marc Pfefferle by 5,706,232 for and 159,651 against.

     2. The stockholders voted 5,837,588 for and 23,884 against the resolution relating to the notification of Ernst & Young LLP as the independent auditors and accountants for the Company for the year ended December 31, 1998 (4,411 votes abstained).

Item 6.   Exhibits and reports on Form 8-K

          (a)   Exhibits.   None