Form 10-Q
period 1998-09-30
ORBIT INTERNATIONAL CORP
filed 1998-11-13
CIK 74818

UNITED  STATES
                SECURITIES  AND  EXCHANGE  COMMISSION
                        Washington, DC  20549

                             FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          September 30, 1998
                                 OR
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

                                   Yes     X        No

          APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
September 30, 1998.                                    6,208,000











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

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1998.

     The consolidated balance sheet as of December 31, 1997 was condensed from the audited consolidated balance sheet appearing in the 1997 annual report on Form 10-K.

     These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1997.






























                   Part I - Financial Information
                              Item - I

             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                          September 30,  December 31,
                                               1998          1997
                                           (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 1,259,000    $ 1,096,000
 Investment in marketable securities.....    3,215,000      2,004,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    1,895,000      3,045,000
 Inventories ............................    7,319,000      6,319,000
 Restricted investments, related to
  discontinued operations................       26,000        451,000
 Assets held for sale, net...............       80,000        265,000
 Other current assets....................      262,000        304,000
 Deferred tax asset......................      680,000     _____-____

   Total current assets..................   14,736,000     13,484,000

 Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................     2,287,000     2,342,000

 Excess of cost over the fair value of
   assets acquired.......................     1,179,000     1,251,000

 Investment in marketable securities.....       500,000       470,000

 Other assets............................       622,000       352,000
 Deferred tax asset......................       520,000   ______-____


 TOTAL ASSETS............................   $19,844,000   $17,899,000







                       See accompanying notes.







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (continued)



                                          September 30,   December 31,
                                                1998          1997
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $  615,000     $1,624,000
 Accounts payable..........................  1,491,000      1,086,000
 Accrued expenses..........................  2,096,000      2,114,000
 Customer advances.........................  1,102,000           -
 Notes payable.............................      -             97,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.....    771,000        900,000
 Due to factor.............................     15,000        260,000

   Total current liabilities...............  6,090,000      6,081,000

Long-term obligations, less current
 portion...................................  3,976,000      3,667,000
Accounts payable, accrued expenses and
 reserves for discontinued operations,
 less current portion......................    571,000        864,000

   Total liabilities....................... 10,637,000     10,612,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............    912,000        909,000
Additional paid-in capital................. 23,555,000     23,538,000
Accumulated deficit........................ (5,603,000)    (7,477,000)
Less treasury stock, at cost............... (9,638,000)    (9,588,000)
Less deferred compensation.................    (39,000)       (97,000)
Plus unrealized gain on marketable
 securities................................     20,000          2,000

 Total stockholders' equity................  9,207,000      7,287,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $19,844,000    $17,899,000




                       See accompanying notes.







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)



                         Nine Months Ended       Three Months Ended
                            September 30,           September 30,
                          1998        1997         1998        1997


Net sales...........  $12,346,000 $13,047,000  $ 3,826,000 $ 4,651,000

Cost of sales.......    7,217,000   7,626,000    2,336,000   2,725,000

Gross profit........    5,129,000   5,421,000    1,490,000   1,926,000

Selling, general and
 administrative
 expense............    4,004,000   3,915,000    1,280,000   1,251,000
Class action litigation
 settlement.........      500,000        -           -            -
Interest expense....      251,000     151,000       67,000      74,000
Investment and
 other(income)......     (300,000)   (211,000)    (100,000)   ( 71,000)
Income (loss) before
 income tax benefit.      674,000   1,566,000      243,000     672,000

Income tax benefit..    1,200,000        -          50,000        -

NET INCOME..........  $ 1,874,000 $ 1,566,000   $  293,000  $  672,000

Net income per common
 share:
  Basic.............     $  .30     $   .26      $    .05      $  .11
  Diluted...........     $  .26     $   .23      $    .04      $  .10










                       See accompanying notes.






             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                   Nine Months Ended
                                                      September 30,
                                                    1998        1997

Cash flows from operating activities:
 Net income..................................  $ 1,874,000  $1,566,000
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization..............      104,000     105,000
  Amortization of goodwill...................       72,000      54,000
  Compensatory issuance of stock.............       58,000      58,000
  Change in value of marketable trading
  securities.................................       18,000      (1,000)
  Deferred tax asset.........................   (1,200,000)        -
Changes in operating assets and liabilities:
 Accounts receivable.........................    1,150,000     (71,000)
 Inventories.................................   (1,000,000)     31,000
 Other current assets........................       42,000     (21,000)
 Accounts payable............................      405,000      15,000
 Accrued expenses............................      (18,000)   (623,000)
 Customer advances...........................    1,102,000        -
 Assets held for sale........................      185,000     330,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.......     (422,000) (2,025,000)
 Other assets................................     (270,000)   (103,000)


Net cash provided by (used in)
   operating activities......................    2,100,000    (685,000)

Cash flows from investing activities:
 Acquisitions of fixed assets................      (49,000)    (51,000)

 Purchase of marketable securities...........   (4,688,000) (3,608,000)

 Proceeds from sales of marketable securities    3,872,000   4,961,000


Net cash provided by (used in)
   investing activities......................     (865,000)  1,302,000






(continued)







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)
                             (continued)


                                                  Nine Months Ended
                                                     September 30,
                                                   1998         1997

Cash flows from financing activities:
 Due to factor...............................    (245,000)    (243,000)
 Repayments of debt..........................  (4,297,000)    (796,000)
 Proceeds of debt............................   3,500,000       67,000
 Stock option exercises......................      20,000       10,000
 Treasury stock purchases....................      50,000         -
Net cash (used in) financing activities......  (1,072,000)    (952,000)


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................     163,000     (345,000)


Cash and cash equivalents - January 1........   1,096,000      927,000


CASH AND CASH EQUIVALENTS - September 30.....  $1,259,000  $   582,000





Supplemental disclosures of cash flow
  information:

       Cash paid for:

       Interest.............................. $   251,000   $  407,000

       Taxes................................. $    32,000   $   31,000









                       See accompanying notes.









             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

(NOTE 1) - Income Per Share:

     The following table sets forth the computation of basic and diluted net income per common share:
                                   Nine Months Ended     Three Months Ended

                                     September 30,         September 30,

                                    1998      1997        1998      1997
Denominator:
 Denominator for basic net
  income per share -
  weighted-average common
  shares                         6,170,000  6,041,000  6,174,000  6,045,000

Effect of dilutive securities:
 Employee and directors
  stock options                    688,000    528,000    535,000    558,000
 Warrants                          181,000    152,000    158,000    157,000
 Unearned stock award               37,000     93,000     33,000     97,000


Denominator for diluted net
 income per share -
 weighted-average common
 shares and assumed
 conversion                      7,076,000  6,814,000  6,900,000  6,857,000



     The numerator for basic and diluted net income per share for the nine and three months ended September 30, 1998 and September 30, 1997 is the net income for each period.

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                September 30,          December 31,
                                    1998                  1997

Raw materials..............     $ 2,614,000           $ 2,262,000
Work-in-process............       4,705,000             4,057,000

                TOTAL           $ 7,319,000           $ 6,319,000

(continued)





             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
                             (continued)

(NOTE 4) - Available-For-Sale Securities:

     Under the terms of certain credit facilities, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. On September 30, 1998, this collateral requirement amounted to approximately $26,000.

     The following is a summary of available-for-sale securities as of:

                                                September 30, 1998
                                                             Estimated
                                                               Fair
                                                  Cost         Value

U.S. Treasury bills......................... $ 2,840,000    $ 2,840,000


Corporate debt securities ..................     881,000        901,000
                                             ___________    ___________
                                               3,721,000      3,741,000

Restricted value of portfolio
 used to collateralize credit facility......      26,000         26,000


Balance of securities portfolio............. $ 3,695,000    $ 3,715,000


     The amortized cost and estimated fair value of debt and marketable equity securities at September 30, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.
                                                  September 30, 1998
                                                             Estimated
                                                               Fair
                                                  Cost         Value

Due in one year or less....................  $ 3,236,000    $ 3,241,000
Due after one year through three years.....      281,000        288,000
Due after three years......................      204,000        212,000
                                               3,721,000      3,741,000

Restricted value of portfolio used to
 collateralize credit facilities...........       26,000         26,000

                                             $ 3,695,000    $ 3,715,000

(continued)

             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
                             (continued)
(NOTE 5)  -  Business Segments:

     The Company operates through two business segments. The Electronics Segment, through the Company's Orbit Instrument Division, is engaged in the design, manufacture and sale of customized electronic components and subsystems. The Power Units Segment, through the Company's Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

     The following is the business segment information for the nine and three month periods ended September 30, 1998 and 1997.

                         Nine Months Ended           Three Months Ended
                            September 30,               September 30,
                          1998        1997            1998        1997
Net sales:
   Electronics.........$ 8,034,000   $ 7,400,000   $ 2,522,000  $2,910,000
   Power Units.........  4,391,000     5,647,000     1,320,000   1,741,000
   Intercompany sales..    (79,000)        -           (16,000) _____-____

          Total        $12,346,000   $13,047,000   $ 3,826,000  $4,651,000

Income from operations:
   Electronics......... $2,042,000   $ 1,616,000   $   589,000  $  703,000
   Power Units.........   (274,000)      426,000      (165,000)    168,000
General corporate
  expenses not
  allocated ........... (1,143,000)(a)  (536,000)     (214,000)   (196,000)
Interest expense.......   (251,000)     (151,000)      (67,000)    (74,000)
Investment and other
  income...............    300,000       211,000       100,000      71,000

Income before income
taxes.                $    674,000   $ 1,566,000   $   243,000   $ 672,000

(a) Includes $500,000 for the class action securities litigation settlement recorded in the nine month period ended September 30, 1998. (See Note 6).

(NOTE 6)  -  Settlement of Class Action Securities Litigation:
     In July, 1998, the Company reached a settlement with respect to the USA Classic, Inc. class action securities litigation pursuant to an executed "Stipulation of Settlement" by each of the parties and approval of such by the court. The Company's portion of the settlement was $1,000,000, of which $500,000 had been previously accrued.

(continued)









                              Item - II

             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS


Results of Operations

Nine month period ended September 30, 1998 v. September 30, 1997

      The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Unit Segment").

     Consolidated net sales for the nine month period ended September 30, 1998 decreased to $12,346,000 from $13,047,000 for the nine month period ended September 30, 1997 principally due to decreased sales from the Company's Power Unit Segment which were partially offset by increased sales from the Company's Electronics Segment.

     Gross profit, as a percentage of sales, for the nine month period ended September 30, 1998 and September 30, 1997 was 41.5%.

     Selling, general and administrative expenses for the nine months ended September 30, 1998 slightly increased to $4,004,000 from $3,915,000 for the nine month period ended September 30, 1997 due principally to higher selling, general and administrative costs incurred by the Electronics Segment resulting from increased selling and marketing efforts. Selling, general and administrative expenses, as a percentage of sales for the nine month period ended September 30, 1998 slightly increased to 32.4% from 30.0% for the nine month period ended June 30, 1997, due to certain fixed costs of the Power Unit Segment which did not decrease despite the reduction in the Segment's sales during the period.

     In July, 1998, the Company reached a settlement with respect to the USA Classic class action securities litigation pursuant to an executed "Stipulation of Settlement" by each of the parties and the approval of such by the court. The Company's portion of the settlement was $1,000,000 of which $500,000 had been previously accrued. Accordingly, the Company recorded an additional charge of $500,000 during the second quarter of 1998.





     Interest expense for the nine month period ended September 30, 1998 increased to $251,000 from $151,000 for the nine month period ended September 30, 1997 due to interest recorded in the current period by the Company related to a certain debt obligation of the discontinued apparel operations.

     Investment and other income for the nine month period ended
 September 30, 1998 increased to $300,000 from $211,000 for the nine month period ended September 30, 1997 due principally to an increase in funds available for investment during the current period.

     In connection with the resolution of the USA Classic class action securities litigation and its related uncertainties and the consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a deferred tax asset of $1,200,000 during the nine months ended Septmeber 30, 1998.

     Net income for the nine month period ended September 30, 1998 increased to $1,874,000 from $1,566,000 for the nine month period ended September 30, 1997 due principally to the recognition of a deferred tax asset recorded during the second quarter of 1998 partially offset by the additional charge of $500,000 recorded in connection with the settlement of the class action securities litigation and partially offset by decreased sales. Excluding the impact of the incom tax benefit and the settlement of the class action litigation, net income for the nine month period ended September 30, 1998 decreased to $1,174,000 from $1,566,000 for the same period last year.


Three month period ended September 30, 1998 v. September 30, 1997

     Consolidated net sales for the three month period ended September 30, 1998 decreased to $3,826,000 from $4,651,000 for the three month period ended September 30, 1997 due principally to decreased sales from both the Company's Electronics and Power Unit Segments.

     Gross profit, as a percentage of sales, for the three months ended September 30, 1998 decreased to 38.9% from 41.4% for the three month period ended September 30, 1998 due to a lower gross profit recorded from the Power Unit Segment due to product mix which was partially offset by a larger gross profit recorded by the Electronics Segment.

     Selling, general and administrative expenses for the three month period ended September 30, 1998 slightly increased to $1,280,000 from $1,251,000 principally due slightly higher selling, general and administrative costs from both the Electronics and Power Unit Segments which were partially offset by lower corporate costs. Selling general and administrative expenses, as a percentage of sales, for the three months ended September 30, 1998, increased to 33.5% from 26.9% for the comparable period due to certain fixed costs which did not decrease in proportion to the decrease in the Company's sales for the period.




     Interest expense for the three month period ended September 30, 1998 decreased to $67,000 from $74,000 for the three month period ended June 30, 1997 due a reduction in the average amounts owed during the period and a lower interest rate paid on such amounts owed as a result of the new Mortgage and Term Loan facility closed during the period with a new lender.

     Investment and other income for the three month period ended
September 30, 1998 increased to $100,000 from $71,000 for the three month period ended September 30, 1997 due to an increase in funds available for investment during the current period.

     Due to consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company increased its deferred tax asset by $50,000 during the three month period ended September 30, 1998.

     Net income for the three month period ended September 30, 1998 decreased to $293,000 from $672,000 for the three month period ended September 30, 1997 principally due to a reduction in sales from both of the Company's operating segments and a decrease in the gross margin recorded by the Power Unit Segment.

Liquidity, Capital Resources and Inflation:

     Working capital increased to $8,646,000 at September 30, 1998 compared to $7,403,000 at December 31, 1997. The ratio of current assets to current liabilities slightly increased to 2.4 to 1 at September 30, 1998 from 2.2 to 1 at December 31, 1997.

     Net cash flows provided by operations for the nine months ended September 30, 1998 was approximately $2,100,000 primarily attributable to the net income for the period, a decrease in accounts receivable and an increase in customer advances which was partially offset by the recording of a deferred tax asset and an increase in inventory. Cash flows used in investing activities for the nine months ended September 30, 1998 totaled approximately $865,000 primarily attributable to the net purchases of marketable securities. Cash flows used in financing activities for the nine months ended September 30, 1998 totaled approximately $1,072,000 primarily attributable to repayments of long-term debt plus the payoff of the Company's asset based lending arrangement partially offset by the proceeds of a new Mortgage and Term Loan facility and a decrease in the amounts due to factor.

     All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In August 1998, the Company closed on a new $4,000,000 Mortgage and Term Loan facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 will be used to partially fund the class action securities litigation settlement of $1,000,000. Such settlement is expected to be paid in January 1999.

     Under the Company's factoring arrangement for its discontinued Canadian apparel operations, the Company has provided a standby letter of credit as security for its guaranty under this lending facility, collaterallized by marketable securities. As of September 30, 1998, the Company had provided approximately $23,000 in a standby letter of credit. Such letter of credit expires in February 1999.

     In September 1998, the Company approved a stock repurchase program for the repurchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. Through October 31, 1998 the Company repurchased approximately 36,000 shares at an average price of $ 1.90 per share.


     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

       Despite continued profitability in 1997 and through the first three quarters of 1998, the Company continues to face a difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. World events have led the U. S. Government to reevaluate the level of military spending necessary for national security. Any significant reductions in the level of military spending by the U. S. Government could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Instrument Division is beginning to introduce certain of its products into commercial and foreign markets.

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

Year 2000

     The Company has developed a plan to modify its information technology systems to recognize the Year 2000, including the purchase of a new manufacturing software package, and has begun converting its critical data processing systems. The Company expects the project to be completed by the second quarter of 1999 and to cost between approximately $100,000 and $150,000. This estimate includes the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as potential costs for outside consultants to assist the Company in the implementation of a new software package. The Company does not expect this project to have a material effect on its operations in 1998 and did not expend any significant amount of money on this project for the nine months ended September 30, 1998. The Company has also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. However, the Company is currently uncertain as to the impact on its operations, liquidity and financial condition should these organizations fail to properly remediate their computer systems.

     While the Company intends to use diligent efforts and care to implement the plan set forth above and to take any other necessary steps with regard to its information technology systems to prepare for the Year 2000, there is no assurance that such steps will effectively accomplish such goal. Furthermore, any failure on the part of the Company's primary suppliers, service providers and customers to adapt their respective information technology systems to recognize the Year 2000 could adversely impact the Company. Furthermore, the U.S. Government has been a significant customer of the Company for many years. There has recently been much publicity concerning whether certain departments of the U.S. Government will be Year 2000 compliant on a timely basis. To the extent problems are identified, the Company will implement corrective procedures where necessary or an adverse effect on the Company's cash flow and financial condition could result.

The Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and protective cash management procedures.

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


                      ORBIT INTERNATIONAL CORP.
                             Registrant





Dated:  November 13, 1998
                                   Dennis Sunshine, President, Chief
                                   Executive officer and Director



Dated:  November 13, 1998
                                   Mitchell Binder, Vice President-
                                   Finance, Chief Financial Officer
                                   and Director





























                               PART II


                          OTHER INFORMATION





Item 6.   Exhibits and reports on Form 8-K

          (a)   Exhibits.   None