Form 10-K
period 1998-12-31
ORBIT INTERNATIONAL CORP
filed 1999-04-06
CIK 74818

"THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 1, 1999 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION."

	SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	Form 10-K

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

	or

         	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from         to

	Commission File No. 0-3936

	ORBIT INTERNATIONAL CORP.
	(Exact name of registrant as specified in its charter)

  Delaware							        11-1826363
(State or other jurisdiction of			 			     (I.R.S. Employer
 incorporation or organization)						    Identification No.)

80 Cabot Court, Hauppauge, New York 				 	11788
(Address of principal executive offices)					         (Zip Code)

Registrant=s telephone number, including area code: (516) 435-8300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


Title of Each Class					Name of Each Exchange on Which Registered

Common Stock, $.10 par value per share		Nasdaq National Market



Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Yes    X   				No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       X

Aggregate market value of Registrant=s voting stock held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq National Market on March 17, 1999): $7,413,404

Number of shares of common stock outstanding as of March 17, 1999: 6,082,793

Documents incorporated by reference: The Registrant=s definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant=s 1999 Annual Meeting of Stockholders.

	PART I


Item 1.	BUSINESS

General

Orbit International Corp. (the ACompany@ or AOrbit@) conducts its operations through its Orbit Instrument Division and its subsidiary, Behlman Electronics, Inc. Through its Orbit Instrument Division, which includes its wholly-owned subsidiary, Orbit Instrument of California, Inc., the Company is engaged in the design, manufacture and sale of customized electronic components and subsystems. Behlman Electronics, Inc. is engaged in the design and manufacture of distortion free commercial power units, power conversion devices and electronic devices for measurement and display. In August 1996, the Company announced that it was discontinuing operations of its apparel business.

In February 1996, the Company, through its wholly-owned subsidiary, Cabot Court, Inc., completed the acquisition of certain of the assets of Astrosystems, Inc. and its wholly-owned subsidiary, Behlman Electronics, Inc., each of which were unaffiliated third parties. Under the terms of the purchase agreement, Orbit assumed certain liabilities relating to the assets being acquired, including, without limitation, obligations under the acquired contracts. Concurrently with the purchase, Cabot Court, Inc. changed its name to Behlman Electronics, Inc. (ABehlman@).

Discontinued Apparel Operations

On August 6, 1996, the Board of Directors of the Company adopted a plan to sell and/or liquidate its remaining United States and Canadian apparel operations. The United States operations consisted of the design, importation and manufacture of women=s active-wear and outer-wear, principally under the East/West label, through the Company=s East/West Division and its subsidiary, East End Apparel Group Ltd. In the fourth quarter of 1996, the Company entered into a three-year license agreement (the AAthco License Agreement@) with Athco, Inc. (AAthco@), an unaffiliated third party, pursuant to which Orbit granted to Athco the right to manufacture and sell ladies apparel under the AEast/West@ trademark in the United States and
Canada.   The Athco License Agreement is renewable for two additional three-year terms at the option of Athco. Under the terms of the Athco License Agreement, Orbit is entitled to a royalty equal to 3% of the first $5,000,000 of net sales of the articles licensed under such agreement during each year of the term and 2% of net sales in excess of $5,000,000 during each such year. Athco is also required to pay annual guaranteed minimum royalties (which are nonrefundable advances applied against actual royalties earned by Orbit) ranging from $100,000 during the first year of the term to $227,156 during the final year of the second renewal term. The operations of the East/West division are limited to servicing such license.


The Canadian apparel operations had been operated through three wholly-owned subsidiaries of the Company. In March 1997, Orbit commenced bankruptcy proceedings against two of the three subsidiaries, which proceedings are still pending, and sold substantially all of the assets of the third subsidiary. In March 1997, Orbit also appointed a receiver and manager for the purpose of liquidating the assets of the two subsidiaries in bankruptcy. All such assets were subsequently sold and the proceeds from such sale were used to pay down the outstanding obligations to the secured lender of the subsidiaries.

In July 1988, Orbit, through a wholly-owned subsidiary, USA Classic, Inc.
(AUSA Classic@), acquired all of the outstanding stock of U.S. Apparel, Inc. In November 1992, USA Classic completed an initial public offering of 3,105,000 shares of its common stock, thereby reducing Orbit=s ownership to approximately 43%. USA Classic filed petitions under Chapter 11 of the United States Bankruptcy Code in May 1994. USA Classic ceased operations in August 1994.

Financial Information About Industry Segments

The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the AElectronics Segment@). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the APower Units Segment@).

The following sets forth certain selected historical financial information relating to the Company=s business segments:



December 31,
        1998		      1997		   1996 (1)



Net sales:







Electronics
Power Units
Domestic
Foreign
Total Power Units

$10,250,000

    5,166,000
       935,000
    6,101,000

$10,045,000

    6,381,000
    1,200,000
    7,581,000


 $10,092,000

     5,904,000
        975,000
     6,879,000

Operating income (loss) (2):







Electronics
Power Units

   2,412,000
    (461,000)


  2,457,000
     634,000

    2,581,000
        659,000

Assets:







Electronics
Power Units

    7,863,000
    3,964,000

  8,033,000
  3,967,000

    8,057,000
     4,285,000
_______________
(1) Power Units Segment was acquired in February 1996.
(2) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 15 to the Consolidated Financial Statements appearing elsewhere in this report.

Glossary of Technical Terms

AAC power sources@ -- equipment that produces power that is the same as what would be received from a public utility.

ABL series@ -- Behlman=s standard switching power supply series.

ACCFT@ B Cold Cathode Flourescent Tubes.

ACRT terminals@ -- Cathode Ray Tube terminals.

ACommercial Off the Shelf@ -- non-customized products produced in anticipation of customer orders.

Acomputer controlled action entry panels (CCAEPS)@--  computer input devices.

Adata entry display devices@ -- computer-based devices that increase the efficiency between the human operator and the computer system.

Adistortion free commercial power units@ -- power that is free of disturbances such as Abrown-outs@.

AElectro Luminescent (E.L.) power supplies@ -- power supplies which power electro luminescent displays.

Afrequency converters@ -- equipment which converts local power to equivalent foreign power.

Afull-mil keyboards@  -- keyboards designed for use in a military environment.

AIC manufacturing@  -- integrated circuit manufacturing.

Aliquid crystal display (LCD) panel/unit@-- a color flat panel-based display used in information systems.

Aoperator control trays@ -- integrated panels used in conjunction with data display consoles.

Aplasma based telephonic intercommunication panels@ -- programmable panels used to promote communication throughout various military communication centers.

A(AC) plasma display panel/unit@ -- technology utilizing neon gas illuminated between electrically charged fields.

Apower conversion devices@ -- equipment that produces power that is the same as what would be received from a public utility.

AP series@ -- Behlman=s power passport series.


Aruggedized hardware@ -- hardware designed to meet severe environmental conditions.

Aruggedized market@  -- the market for ruggedized hardware.

Astandard shipboard display console requirements@ -- the standard tactical display used specifically by the United States Navy.

Asubsystems@  -- units produced to be integrated into larger computer systems.

AT&D@ -- utility transmission and distribution.

Atelco-based designs@  -- standard telephone interface designs.

Atelecommunication superconducting amplifiers@ -- amplifiers used in cable television.

ATFT@ B thin film transistor.

Atrackballs@ -- cursor control devices used in conjunction with data display systems.

AUPS market@  -- the market for uninterruptable power supplies.

Auninterruptable power supplies (UPS)@ -- devices which allow a computer to operate while utility power is lost.

AVGA@-- video graphics array.

SURVEILLANCE AIRCRAFT PROGRAMS:

E-2C

J/STARS (Joint Surveillance Target Attack Radar Systems)

AWACS (Lookdown Surveillance Aircraft)

SHIPBOARD PROGRAMS:

AEGIS (Guided Missile Cruisers and Destroyers)

DDG=S (Guided Missile Destroyers)

BFTT (Battle Force Tactical Training)

LSD=S (Amphibious Warfare Ships)

LHA=S (Amphibious Warfare Ships)


Description of Business

General

Orbit=s Electronics Segment, which is operated through its Orbit Instrument Division, designs, manufactures and sells customized panels, components, and Asubsystems@ for contract program requirements to prime contractors, governmental procurement agencies and research and development (AR&D@) laboratories. The Company primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military Aruggedized hardware@ for prime contractor programs at cost competitive prices. Products include a variety of custom designed Aplasma based telephonic intercommunication panels@ for secure voice airborne and shipboard program requirements, Afull-mil keyboards@, Atrackballs@ and Adata entry display devices@. The Electronics Segment=s products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including E-2C, J/STARS, AWACS and P-3 requirements and shipboard programs, including AEGIS, DDG=S, BFTT, LSD=S and LHA=S applications, as well as a variety of land based guidance control programs.

On February 6, 1996, Cabot Court, Inc. (ACabot Court@), a wholly-owned subsidiary of Orbit, acquired for $3,706,700 certain of the assets of Astrosystems, Inc. (AAstrosystems@) and Astrosystems= wholly-owned subsidiary, Behlman Electronics, Inc. (which changed its name at the closing to BEI Electronics, Inc. (ABEI@)), each of which were unaffiliated third parties.
Cabot Court changed its name to Behlman Electronics, Inc. (ABehlman@) on February 7, 1996. Under the terms of the purchase agreement, Orbit assumed certain liabilities relating to the assets being acquired including, without limitation, the acquired contracts. The acquired assets, which included inventory, fixtures and equipment, had been used by Astrosystems and BEI in the business of manufacturing and selling power supplies, AC power sources, Afrequency converters@, Auninterruptable power supplies (AUPS@)@, associated analytical equipment and other electronic equipment. The purchase agreement provided that the Purchase Price was subject to adjustment based upon a final inventory valuation with no maximum or minimum adjustment. During January 1999, Orbit and Astrosystems resolved an inventory valuation dispute resulting in an amount owed by Orbit to Astrosystems of approximately $236,000, inclusive of accrued interest.

Orbit=s Power Units Segment is operated through its Behlman subsidiary. The military division of Behlman designs and manufactures Apower conversion devices@ and electronic products for measurement and display. The commercial products division produces high quality, Adistortion free commercial power units@ and low noise UPS.

Products

Electronics Segment

Intercommunication Panels


The Orbit Instrument Division completed design and development of a complement of display panels for rugged mission critical applications. The display panels provide customers with potential program solutions that include Electro Luminescent (E.L.), AC Plasma and Liquid Crystal Display (LCD) technologies. Prime contractors which require command, combat communications or display systems have requested these panels to support a number of console applications. The Orbit Instrument Division has also completed land-based and shipboard secure voice Atelco-based designs@, and has been awarded a Basic Ordering Agreement from Naval Surface Warfare Center in Crane, Indiana. The Basic Ordering Agreement establishes firm fixed prices for six Orbit panel configurations. The Agreement enables the United States Government to procure each of the panel configurations in indefinite quantities, increasing by an agreed upon escalation for each of the next 48 months.

Graphic Display Terminal

The Orbit Instrument Division=s family of graphic terminals enables the operator to monitor and control radar systems for shipboard and airborne applications. These terminals are used throughout a ship or surveillance plane as adjuncts to larger console displays. The modular design of the terminals facilitates applications for surface ship, submarine, aircraft and land based requirements.

Operator Control Trays

The Orbit Instrument Division designs and manufactures a variety of Aoperator control trays@ that help organize and process data created by interactive communications systems, making such data more manageable for operator consumption. These trays are presently used to support patrol and surveillance airborne aircraft programs, Astandard shipboard display console requirements@ and shore land based defense systems applications.

Data Entry, Keyboards, and Display Systems

The Orbit Instrument Division has designed and manufactures a variety of Acomputer controlled action entry panels (CCAEPS)@, which provide a console operator with multiple displays of computer generated data. The Orbit Instrument Division has designed a number of custom keyboards to meet full military specifications. These keyboards have been designed for shipboard, airborne, sub-surface and land based program requirements.

Color Liquid Crystal Displays (LCD=s)

In 1998, the Orbit Instrument Division completed development of a family of 18.1" and 20.1" color LCD display panels for military and rugged commercial opportunities. The display is manufactured using Super Fine TFT (thin film transistor) active matrix technology. The display is backlit with Cold Cathode Flourescent Tubes (CCFT), and is driven by an integral inverter. The
Company has adapted this technology for high brightness and full-color imaging requirements. The Company is positioning this technology for surface ship and trading floor opportunities.




Color Liquid Crystal Display Computers

The Orbit Instrument Division has completed a design configuration for a Thin Film Transistor (TFT) color LCD with an integral touch screen for input from the operator. The unit is powered by an ultra-compact high-performance 486 processor. The airborne and land-based display configurations also include up to 32 mega-bits of RAM, with wide angle (640x480) technology. The VGA single board computer includes a serial port (RS-232/422) and expansion capabilities through a PC/104 carrier module.

Power Units Segment

Power Sources

Behlman=s AAC power sources@ are used in the production of various types of equipment such as ballasts for fluorescent lighting, ACRT terminals@, hair dryers and hospital beds, and are used in test labs to meet European Community required testing, aircraft testing and simulators. Other uses include powering equipment for oil and gas exploration.

Behlman=s frequency converters are used to convert local power frequency
(e.g., 60HZ in the United States) to local frequencies elsewhere (e.g., 50 HZ in Europe).

Behlman=s UPS products are used for backup power when local power is lost. Behlman only competes in the Aruggedized market@ as opposed to the commercial AUPS market@.

Behlman=s military division has value-engineering personnel who are capable of reconfiguring obsolete or hard-to-maintain United States Government equipment. After the value-engineering is completed, in most instances, Behlman will be contracted to build the equipment, but in the event the component is contracted to be built elsewhere but is based upon the Behlman=s engineering design, Behlman will receive a percentage of the United States Government=s savings over the life of the program.

Behlman also performs reverse engineering of analog systems for the United States Government or United States Government contractors to enable them to have a new contractor with high quality capabilities at a competitive price.

Behlman=s railroad signaling power supply has been sold to railway passenger lines in northeastern United States. The railroad industry buys frequency converters and inverters. Behlman has set up a representative organization and strategic advertising campaign along with training programs for representatives and has been meeting with different railroad organizations for the purpose of promoting its products and gaining an understanding of the needs of the industry.

Behlman=s Power Passport PS1350 is a low cost basic instrument for use in the import/export and aerospace markets. The P series has fewer features but is priced below Behlman's BL series. Another version, the P1351, will be introduced in the second quarter of 1999 as an intermediary version between the P1350 and the BL1350 in terms of cost and function.


Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

Proposed Products

Electronics Segment

The Orbit Instrument Division is currently expanding its design and development resources to update hardware previously used for full military program requirements. The Orbit Instrument Division believes its wide variety of components, controls, subsystems and plasma secure voice and intercommunication panels that have supported the military for aircraft, shipboard, subsurface and land based program requirements have alternative uses. It is the intent of the Company to update the electrical and mechanical functionality of these units and subsystems and provide ruggedized and commercial equivalent hardware at cost competitive prices.

The Orbit Instrument Division also has recently completed a prototype keyboard for Amission critical@ cost sensitive trading floor and brokerage firm applications.

The Orbit Instrument Division has recently completed a pre-production order for a new Electroluminescent (EL) Display Terminal. The Data Entry Display combines a high bright EL Display module with an ultra-compact single board computer.
The unit was specifically designed as a high speed AT compatible computer which will mechanically fit into limited space applications.

The Orbit Instrument Division has finalized a design for a shipboard console to be used primarily for foreign sales opportunities. The upgraded console incorporates a 20.1" color LCD display together with a package of man/machine-interface solutions. Initial prototype consoles have included newly designed trackballs, keyboards and data display devices, qualified to meet shipboard applications.

Power Units Segment

Behlman has developed a strategic relationship with a manufacturer of high voltage power supply modules. It has received prototype orders for power supplies utilizing these modules. Behlman is also looking at various ways to reconfigure its commercial hardware to meet military specifications so that its hardware may be considered ACommercial Off the Shelf@ for military requirements. It is currently bidding on military programs for its units and has received a prototype order on a United States Government missile program.


Behlman has entered the Utility Transmission and Distribution (AT&D@) industry. The utility industry is facing competition, resulting in pressure to cut costs in their substations through automation. In the event of a power outage, the computers and other critical equipment must be powered with AC generated from the substation batteries. Behlman has received orders for this equipment and has been advertising in specific periodicals. An offshoot of the T&D market is the telecommunications market where batteries are generally used to keep the system running. This market is being investigated and Behlman plans to enter it in much the same way as it entered the T&D market.

The products described above are presently being developed by the Company. However, there can be no assurance that such development efforts will result in any marketable products.

Sales and Marketing

Products of the Electronics Segment are marketed by Orbit Instrument Division=s sales personnel and management. Military products of the Power Units Segment are marketed by Behlman=s program managers and other management personnel. Commercial products of the Power Units Segment are sold by regional sales managers, manufacturer=s representatives and non-exclusive distributors.

Competition

The Electronics Segment=s competitive position within the electronics industry is, in management=s view, predicated upon the Orbit Instrument Division=s manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customers. There are numerous companies (many of which have greater resources than the Company) capable of producing substantially all of the Company=s products. However, to the Company=s knowledge, none of such competitors currently produce all of the products that the Electronics Segment produces. (See - AMajor Customers@).

Competition in the markets for the Power Units Segment=s commercial and military products depends on such factors as price, product reliability and performance, engineering and production. In particular, due primarily to budgetary restraints and program cutbacks, competition in Behlman=s United States Government markets has been increasingly severe and price has become the major overriding factor in contract and subcontract awards. (See - AMajor Customers@). To the Company=s knowledge, some of Behlman=s regular competitors include companies with substantially greater capital resources and larger engineering, administrative, sales and production staffs than Behlman.

Major Customers

Various agencies of the United States Government and Raytheon Company accounted for approximately 27% and 21%, respectively, of net sales of the Company for the year ended December 31, 1998. The loss of either of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with either of the above-mentioned customers.


The major customers of the Electronics Segment are various agencies of the United States Government, Raytheon Company and Northrop Grumman, accounting for approximately 34%, 32% and 14%, respectively, of the net sales of the Electronics Segment for the year ended December 31, 1998. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

The major customers of the Power Units Segment are the United States Government and Baker Atlas, accounting for approximately 16% and 13%, respectively, of the net sales of the Power Units Segment for the year ended December 31, 1998. The loss of either of these customers would have a material adverse effect on the net sales and earnings of the Power Units Segment.

Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company=s sales and earnings.

Backlog

As of December 31, 1998 and 1997 the Company=s backlog was as follows:




1998

1997

Electronics

$7,000,000

$14,000,000

Power Units

2,000,000

   2,000,000

Total

$9,000,000

$16,000,000

Of the backlog at December 31, 1998, approximately $2,000,000     represents
backlog under contracts which will not be shipped during 1999. Approximately $3,000,000 of the backlog at December 31, 1997 will be shipped during 1999.

A significant amount of the Company=s contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

Special Features of United States Government Contracts

Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the Power Units Segment at the convenience of the United States Government occurred during the year ended December 31, 1998.

A significant portion of the Company=s revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company=s financial position.



Research and Development

The Company incurred approximately $793,000, $795,000 and $710,000 of research and development expenses during the years ended December 31, 1998, 1997 and 1996, respectively.

Patents

The Company does not own any patents which it believes are of material significance to its operations.

Employees

As of March 12, 1999, the Company employed 98 persons on a full-time basis. Of these, the Electronics Segment employed 48 people, consisting of 11 in engineering and drafting, 4 in sales and marketing, 8 in direct and corporate administration and the balance in production. The Power Units Segment employed 50 people, consisting of 12 in engineering and drafting, 4 in sales, 3 in direct and corporate administration and the balance in production.

Item 2.  PROPERTIES

The Company owns its plant and executive offices, located at 80 Cabot Court, Hauppauge, New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are utilized for manufacturing operations) in a two-story, sprinklered, brick building which was completed in October 1982 and expanded in 1985.

Behlman leases 1,700 square feet in Ventura, California which is used for sales. The lease expires in December 1999.

As a residual of its discontinued apparel operations, the Company has leases for showroom and office space in New York, warehouse space in New Jersey and showroom, office and manufacturing space in Winnipeg, Manitoba, Canada. The Company has subleased its showroom and office space in New York and its warehouse space in New Jersey.

Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company=s business, except as described below.

In re USA Classic Securities Litigation: On September 23, 1993, a class action (the AClass Action@) was commenced by an alleged shareholder of USA Classic against USA Classic and certain of its directors in the United States District Court for the Southern District of New York. The action was commenced on behalf of shareholders, other than the defendants, who acquired their shares from November 20, 1992, the date of the initial public offering of common stock of USA Classic (the AOffering@), through September 22, 1993, and alleged violations of the Securities Act of 1933, as amended (the ASecurities Act@) in connection with the Offering as well as violations of Section 10(b) of the Securities Exchange Act of 1934. Specifically, the complaint alleged that false and misleading statements were made in the registration statement (including the prospectus and the financial statements therein) filed in connection with the Offering and in certain financial statements of USA Classic filed subsequent to the Offering in violation of Sections 11 and 12 (2) of the Securities Act. The complaint further alleged Acontrol person@ liability under Section 15 of the Securities Act. The plaintiffs were seeking compensatory damages as well as fees and expenses.

On February 1, 1994, a First Amended and Consolidated Complaint was filed in the Class Action. The First Amended and Consolidated Complaint added the Company as a defendant and alleged that the Company is a Acontrolling person@ of USA Classic and an Aaider and abettor@ of the alleged violations of the securities laws. The Company answered the First Amended and Consolidated Complaint on March 21, 1994. The Class Action was stayed as against USA Classic as a result of USA Classic=s filing of a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

On October 4, 1994, a Second Amended and Consolidated Complaint was filed in the Class Action. The Second Amended and Consolidated Complaint restated the allegations against the Company and added PaineWebber Incorporated and Ladenburg Thalmann & Co. Inc., the lead underwriters in the Offering, as additional defendants.

On July 2, 1998, an agreement to settle this dispute was reached among all of the parties. A written settlement agreement was executed on August 21, 1998. On January 15, 1999, the Honorable John S. Martin Jr. entered a final order and judgment certifying the class, accepting the terms of the settlement as reasonable, and dismissing the action. Pursuant to the terms of the settlement agreement, and in complete satisfaction of its obligations thereunder, the Company paid $1,000,000 to the plaintiffs.

Sandra Lakritz v. Orbit International Corp.: On July 7, 1995, Sandra Lakritz, a former employee of the Company=s East/West division commenced an action in the Supreme Court, New York County, claiming employment discrimination based upon age and disability. On December 4, 1995, the Company answered the complaint and denied the allegations set forth therein. In November, 1998, the parties reached an agreement to settle this action. On December 1, 1998, the Company paid the plaintiff $50,000 in full satisfaction of the terms and conditions of the settlement agreement.

Bankruptcy and Liquidation of Canadian Subsidiaries: On March 12, 1997, Orbit commenced bankruptcy proceedings against two of its subsidiaries, Canada Classique, Inc. and Winnipeg Leather (1991) Inc., which operated its Canadian apparel operation. Such bankruptcy proceedings are still pending. Orbit has appointed a receiver and manager who has liquidated all of the assets of these subsidiaries. The proceeds of such sales were used to pay down the outstanding obligations to the secured lender of the two subsidiaries.

Item 4. 	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


Item 5.	MARKET FOR REGISTRANT=S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

As of March 18, 1999, the Company had 634 shareholders of record. The Company=s stock is traded on the Nasdaq National Market (Nasdaq symbol ORBT).

The quarterly closing prices for the period January 1, 1997 through December 31, 1998, as reported by Nasdaq, were as follows:



CLOSE




High

Low

1997:

  First Quarter:



25/8



2

  Second Quarter:

27/16

13/4

  Third Quarter:

33/16

129/32

  Fourth Quarter:

313/16

25/16


1998:

  First Quarter:



42



33/16

  Second Quarter:

4c

2f

  Third Quarter:

33

113/16

  Fourth Quarter:

2c

12







The Company has not declared any dividends during the aforesaid period.



Item 6.  SELECTED FINANCIAL DATA








Year ended December 31,




1998

           1997

    1996

      1995

     1994

Net sales

$16,351,000

$17,626,000

$16,971,000

$11,763,000

$12,254,000

Income
from continuing
operations

1,881,000

2,038,000

 3,311,000

  2,491,000

   1,098,000

Income (loss)
from discontinued
	operations

--

--

( 8,800,000)

(24,744,000)

(18,093,000)

Income per share
from continuing
operations:
   Basic
   Diluted

 .30
 .27

 .34
 .30

       .56
       .53

  .42
 .42

  .18
  .18

Income (loss) per share   	from discontinued 	operations:
   Basic
   Diluted

B-
--

--
--

   ( 1.48)
   ( 1.42)

( 4.20)
  ( 4.17)

( 2.93)
  ( 2.92)

Total assets at year-end

19,145,000

17,899,000

 19,931,000

 38,028,000

 63,511,000

Long-term obligations

3,881,000

3,667,000

   3,817,000

   1,097,000

 8,909,000

Total stockholders=    	equity

9,059,000

7,287,000

   5,146,000

   9,318,000

  31,263,000







Item 7.	MANAGEMENT=S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Year Ended December 31, 1998 v. Year Ended December 31, 1997

The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the AElectronics Segment=). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the APower Units Segment@).

Consolidated net sales for the year ended December 31, 1998 decreased to $16,351,000 from $17,626,000 for the prior year, principally due to decreased sales of $1,480,000 in the Company=s Power Units Segment which were partially offset by increased sales of $205,000 in the Company=s Electronics Segment.

Gross profit, as a percentage of net sales, for the year ended December 31, 1998 decreased to 41.8% from 43.1% for the prior year due to lower gross profits realized by the Company=s Power Unit Segment primarily due to a reduction in the Segment=s sales.

Selling, general and administrative expenses for the year ended December 31, 1998 increased to $5,719,000 from $5,596,000 for the year ended December 31, 1997, principally due to a charge of $236,000 in 1998, resulting from the final determination of an inventory dispute related to the 1996 Behlman acquisition. Excluding this charge, selling general and administrative expenses for the year Ended December 31, 1998 decreased to $5,483,000 from $5,596,000 for the prior year. This decrease was principally due to a reduction in corporate expenses which were partially offset by higher selling, general and administrative costs incurred by the Electronics Segment resulting from increased selling and marketing efforts. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 1998 increased to 35.0% from 31.7% for the prior year due to higher selling, general and administrative costs incurred by the Electronics Segment and certain fixed costs of the Power Unit segment which did not decrease despite the reduction in the Segment=s sales.

In July 1998, the Company reached a settlement with respect to the USA Classic class action securities litigation pursuant to an executed AStipulation of Settlement@ by each of the parties and the approval of such by the court. The Company=s portion of the settlement was $1,000,000 of which $500,000 had been previously accrued. Accordingly, the Company recorded an additional charge of $500,000 during 1998.

Interest expense for the year ended December 31, 1998 increased to $328,000 from $253,000 for the prior year, principally due to interest recorded in the current period by the Company related to a debt obligation of the discontinued apparel operations. Such interest expense was recorded as part of the discontinued apparel operations for a portion of the prior period.



Investment and other income for the year ended December 31, 1998 increased to $393,000 from $284,000 for the prior year, principally due to an increase in funds available for investment during 1998.

In connection with the resolution of the USA Classic class action securities litigation and its related uncertainties and consistent with Financial Accounting Standards No. 109, AAccounting for Income Taxes@, the Company recorded additional deferred tax assets and reduced its valuation allowance against its existing deferred tax assets by $1,200,000 during the year ended December 31, 1998.

Net income for the year ended December 31, 1998 decreased to $1,881,000 from $2,038,000 for the prior year. Included in the current year=s net income was the reduction of a valuation allowance against existing deferred tax assets of $1,200,000 and charges of $500,000, recorded in connection with the settlement of the class action securities litigation and $236,000 resulting from the final determination of an inventory valuation dispute related to the 1996 Behlman acquisition. Excluding the impact of the income tax benefit, the settlement of the class action litigation and the resolution of the dispute, net income for the year ended December 31, 1998 decreased to $1,417,000 from $2,038,000 from the prior year. This decrease was principally due to lower profits recorded by the Company=s Power Units Segment resulting from a decrease in the Segment=s sales.

Year Ended December 31, 1997 v. Year Ended December 31, 1996

In August 1996, the Company adopted a plan to sell its apparel segments. The plan of disposal of such segments left the Company with its Electronics and Power Units Segments.

Consolidated net sales for the year ended December 31, 1997 increased to $17,626,000 from $16,971,000 for the prior year due principally to additional sales recorded by Orbit=s Power Units Segment which was acquired as a result of the Behlman acquisition during the first quarter of 1996. Sales for the Electronic Segment the Orbit Instrument Division did not materially change from 1996 to 1997.

Gross profit, as a percentage of sales, for the year ended December 31, 1997 decreased to 43.1% from 44.8% for the prior year due to lower margins realized both from the Electronics Segment and the Power Units Segment due to slightly higher production overhead costs and to the product mix of units sold.

Selling, general and administrative expenses for the year ended December 31, 1997 increased slightly to $5,596,000 from $5,501,000 for the prior year due principally to a full year of selling, general and administrative costs incurred by the Company=s Power Units Segment, which was acquired in February 1996 offset by lower corporate costs. Selling, general and administrative expenses as a percentage of sales for the year ended December 31, 1997 decreased slightly to 31.7% from 32.4% for the prior year due to lower corporate costs and increased sales from Behlman which increased at a greater rate than costs for that Segment.


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

Net income for the year ended December 31, 1997 increased to $2,038,000 from a loss of $5,489,000 for the year ended December 31, 1996 due principally to an operating loss in the prior period of $4,200,000 incurred from the Company=s discontinued apparel operations and to the estimated loss of $4,600,000 resulting from the expected loss on the disposal of such apparel operations.

Liquidity, Capital Resources and Inflation

Working capital increased to $7,941,000 at December 31, 1998 compared to $7,403,000 at December 31, 1997. The ratio of current assets to liabilities slightly increased to 2.4 to 1 at December 31, 1998 from 2.2 to 1 at December 31, 1997.

Net cash flows provided by operations for the year ended December 31, 1998 was $1,852,000, primarily attributable to the net income for the period, changes in the Company=s working capital and the non-cash flow effect of a deferred tax asset. Cash flows used in investing activities for the year ended December 31, 1998 was $991,000, primarily attributable to the net purchases of marketable securities. Cash flows used in financing activities for the year ended December 31, 1998 was $1,519,000, primarily attributable to repayments of long-term debt plus the payoff of the Company=s asset based lending arrangement and treasury share purchases partially offset by the proceeds of a new credit facility.

All operations of the discontinued apparel companies have been terminated.
All losses, and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.


In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 (borrowed in 1999) was used to partially fund the class action securities litigation settlement of $1,000,000 which was paid in 1999.

Under the Company=s factoring arrangement for its discontinued Canadian apparel operations, the Company provided a standby letter of credit as security for its guaranty under this lending facility, collateralized by marketable securities. As of December 31, 1998, the Company had provided approximately $23,000 in a standby letter or credit. Such letter of credit expired in February 1999 and all obligations of the Company relating to the guaranty were paid.

In September 1998, the Company=s Board of Directors authorized a stock repurchase program for the repurchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. Through March 15, 1999, the Company repurchased approximately 157,000 shares at an average price of $1.67 per share.

The Company=s existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company=s cash requirements for the foreseeable future.

Inflation has not materially impacted the operations of the Company.

Certain Material Trends
 tc \l1 "Certain Material Trends
Despite continued profitability in 1998, the Company continues to face a very difficult business environment with continuing pressure on the Company=s prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. The delay in receiving these awards will shift a portion of shipments anticipated for 1999 into the year 2000. Consequently, the Company projects that the revenue of the Company=s Electronics Segment in 1999 will not match the current year=s levels.

The Company continues to seek new contracts which require incurring up-front design, engineering, prototype and preproduction costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by its customers, including the United States Government, for such effort. In addition, even if the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.


The Company is heavily dependent upon military spending as a source of revenues and income. World events have led the United States Government to reevaluate the level of military spending necessary for national security. Any significant reductions in the level of military spending by the United States Government could have a negative impact on the Company=s future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman=s line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets.

The Company has retained OEM Capital Corp. (AOEM@), an investment banking firm specializing in the electronics, communications and computer industries, to assist the Company in identifying viable acquisition opportunities. Although the Company is committed to enhancing its sales and profitability through strategic acquisitions as well as through internal growth, there is no guarantee that OEM will present acquisition candidates that will ultimately result in transactions for the Company.

Year 2000
 tc \l1 "Year 2000
In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements contained in the following discussion concerning the change over to the Year 2000 are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as the Company=s projected state of readiness, the Company=s projected cost of remediation, the expected date of completion of remediation and the expected contingency plans associated with any worst case scenarios. Such statements also constitute AYear 2000 Readiness Disclosure@ within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using A00@ as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations leading to disruptions in the Company=s activities and operations.

The Company has developed a plan to modify its information technology systems to recognize the Year 2000, including the purchase of a new manufacturing software package, and has begun converting its critical data processing systems. The Company expects the project to cost between $100,000 and $150,000 which will be funded by cash from operations. This estimate includes the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as implementation of a new software package. The Company did not expend any significant amount of money on this project for the year ended December 31, 1998 and, although there can be no assurance, does not expect this project to have a material effect on its operations in 1999. The Company also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. However the Company is currently uncertain as to the impact on its operations, liquidity and financial condition should these organizations fail to properly remediate their computer systems.


While the Company intends to use diligent efforts and care to implement the plan set forth above and to take any other necessary steps with regard to its information technology systems to prepare for the Year 2000 , there is no assurance that such steps will effectively accomplish such goal. Furthermore, any failure on the part of the Company=s primary suppliers, service providers and customers to adapt their respective information technology systems to recognize the Year 2000 could adversely impact the Company. Furthermore, the United States Government has been a significant customer of the Company for many years. There have recently been several press reports concerning whether certain departments of the United States Government will be Year 2000 compliant on a timely basis. To the extent problems are identified, the Company will implement corrective procedures where necessary to avoid any adverse effect on the Company=s cash flow and financial condition.

The failure to correct a material Year 2000 problem could result in an interruption or failure of certain important business operations. The failure of the Company=s sales and billing systems could result in the Company=s inability to timely post and record sales revenue and expenses. In addition, the aging of the Company=s accounts payable would be inaccurate.

The Company has prepared contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increase of inventories, and protective cash management procedures.

The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios. Management believes, however, that its Year 2000 program will significantly reduce the Company=s risks associated with the change over to the Year 2000.

Forward Looking Statements
 tc \l1 "Forward Looking Statements
Statements in this Item 7 AManagement=s Discussion and Analysis of Financial Condition and Results of Operations@ and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company=s behalf that are not statements of historical or current fact constitute Aforward-looking statements@ within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms Abelieves@, Abelief@, Aexpects@, Aintends@, Aanticipates@ or Aplans@ to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company=s reports and registration statements filed with the Securities and Exchange Commission.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISKS

The Company is exposed to market risk related to changes in interest rates.
Most of the Company=s debt is at a variable rate of interest and is not hedged by any derivative instruments. That debt which is subject to a variable rate of interest amounted to approximately $ 3,348,000 at December 31, 1998. If market interest rates increase by five percent from levels at December 31, 1998, the effect on the Company=s results of operations would be approximately $ 165,000.





Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to financial statements, which is a part of the financial statements, and the financial statements and schedules included elsewhere in this Annual Report on Form 10-K.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA
(Consolidated)


Year Ended
December 31, 1998

First Quarter

Second Quarter

Third Quarter

Fourth Quarter
Net sales
$4,285,000
$4,235,000
$3,826,000
$4,005,000

Gross profit

1,776,000

1,863,000

1,490,000

1,706,000

Net income

471,000

1,110,000

293,000

7,000

Basic income per common share

$.08

$.18

$.05

$.00

Diluted income per common share

$.07

$.16

$.04

$.00


Year Ended
December 31, 1997

First Quarter

Second Quarter

Third Quarter

Fourth Quarter
Net sales
$3,970,000
$4,426,000
$4,651,000
$4,579,000

Gross profit

1,595,000

1,900,000

1,926,000

2,182,000

Net income

409,000

485,000

672,000

472,000

Basic income per common share

$.07

$.08

$.11

$.08

Diluted income per common share

$.06

$.07

$.10

$.07

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

	PART III

Item 10.	 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the remaining members of the Board of Directors is Incorporated by reference to the Company=s definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company=s 1999 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the Company=s definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company=s 1999 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference to the Company=s definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company=s 1999 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company=s definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company=s 1999 Annual Meeting of Stockholders.

	PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

1.& 2.	Financial Statements and Schedule:

The index to the financial statements and schedule is incorporated by reference to the index to financial statements attached as an exhibit to this Annual Report on Form 10-K.

3.  Exhibits:

Exhibit No.	Description of Exhibit

  3 (a)		Certification of Incorporation, as amended.  Incorporated by reference to Exhibit 3(a) to Registrant=s Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

  3 (b)		By-Laws, as amended.  Incorporated by reference to Exhibit 3(b) to
Registrant=s Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

  4 (a)		Orbit International Corp. 1995 Employee Stock Option Plan. Incorporated
by reference to Exhibit 4(a) to Registrant=s Annual Report on Form 10-K for the
fiscal year ended December 31, 1995.

  4 (b)		Orbit International Corp. 1995 Stock Option Plan for Non-Employee
Directors. Incorporated by reference to Exhibit 4(b) to Registrant=s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  10 (a)*	Amended and Restated Employment Agreement, dated as of February 15,
1999, between Registrant and Mitchell Binder.

  10 (b)*	Amended and Restated Employment Agreement, dated as of February 15,
1999, between Registrant and Bruce Reissman.

  10 (c)*	Amended and Restated Employment Agreement, dated as of February 15,
1999 between Registrant and Dennis Sunshine.

  10 (d)	Form of Indemnification Agreement between the Company and each of its
Directors.  Incorporated by reference to Exhibit 10(e) to Registrant=s Annual
Report on Form 10-K for the fiscal year ended June 30, 1988.


  10 (e)	Asset Purchase Agreement, dated July 12, 1993, among The Panda Group,
Inc., Kenneth Freedman, Frederick Meyers and Registrant.  Incorporated by
reference to Exhibit 1 to Registrant=s Current Report on Form 8-K dated July 12,
1993.

  10 (f) 	Asset Purchase Agreement, dated as of January 11, 1996, by and among
Astrosystems, Inc., and BEI Electronics, Inc., Orbit International Corp. and
Cabot Court, Inc. Incorporated by reference to the Registrant=s Current Report on Form 8-K dated February 7, 1996

  10 (g)	Form of Agreement among Kenneth Freedman, Frederick Meyers, The Panda
Group, Inc. and Orbit International Corp. dated March 28, 1996; Form of
Amendment Promissory Note dated March 28, 1996; and Form of Warrant to purchase
125,000 shares of Orbit International Corp. Common Stock.  Incorporated by
reference to Exhibit 10(g) to the Registrant=s Annual Report on Form 10-K for
the fiscal year ended December 31, 1995.

  10 (h)*	Credit Agreement between the Company and The Chase Manhattan Bank dated August 4, 1998 including exhibits thereto.

  21		Subsidiaries of Registrant.  Incorporated by reference to Exhibit 21 to the Registrant=s Annual Report on Form 10-K for the fiscal year ended December
31, 1996.

  23*		Consent of Ernst & Young LLP.

  27*		Financial Data Schedule

(b)  Reports on Form 8-K:
No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

__________
* Filed herewith.


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ORBIT INTERNATIONAL CORP.


Dated: March 31, 1999 				By: /s/ Dennis Sunshine
Dennis Sunshine, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature

Title

Date

 /s/ Dennis Sunshine
Dennis Sunshine

President, Chief Executive
Officer and Director

March 31, 1999

 /s/ Mitchell Binder
Mitchell Binder

Vice President-Finance, Chief
Financial Officer and Director

March 31, 1999

 /s/ Bruce Reissman
Bruce Reissman

Executive Vice President,
Chief Operating Officer and
Director

March 31, 1999

 /s/ Harlan Sylvan
Harlan Sylvan

Treasurer,
Secretary and Controller

March 31, 1999

 /s/ Marc Pfefferle
Marc Pfefferle

Director

March 31, 1999

 /s/ John Molloy
John Molloy

Director

March 31, 1999

 /s/ Stanley Morris
Stanley Morris

Director

March 31, 1999





















	CREDIT AGREEMENT

	Dated as of August 4, 1998

	by and between

	ORBIT INTERNATIONAL CORP.

	and

	THE CHASE MANHATTAN BANK








	TABLE OF CONTENTS


ARTICLE I
DEFINITIONS AND ACCOUNTING TERMS	  1
SECTION 1.01.  Definitions	  1
SECTION 1.02.  Accounting Terms	 10

ARTICLE II
LOANS	 10
SECTION 2.01.  Term Loan	 10
SECTION 2.02.  Term Note	 10
SECTION 2.03.  Settlement Loan	 11
SECTION 2.04.  Settlement Note	 11

ARTICLE III
INTEREST RATE; FEES AND PAYMENTS; USE OF PROCEEDS	 12
SECTION 3.01.  Interest Rate	 12
SECTION 3.02.  Use of Proceeds.	 12
SECTION 3.03.  Prepayments	 13
SECTION 3.04.  Fees.	 13
SECTION 3.05.  Capital Adequacy	 13
SECTION 3.06.	Funds; Manner of Payment	 14

ARTICLE IV
REPRESENTATIONS AND WARRANTIES	 14
SECTION 4.01.	Organization, Corporate Powers, etc.	 15
SECTION 4.02.	Authorization of Borrowing, Enforceable Obligations	 15
SECTION 4.03.	Financial Condition	 15
SECTION 4.04.	Taxes	 16
SECTION 4.05.	Title to Properties	 16
SECTION 4.06.	Litigation	 16
SECTION 4.07.	Agreements	 17
SECTION 4.08.	Compliance with ERISA	 17
SECTION 4.09.	Federal Reserve Regulations; Use of Proceeds	 18
SECTION 4.10.	Approval	 18
SECTION 4.11.	Subsidiaries and Affiliates	 18
SECTION 4.12.	Hazardous Materials	 18
SECTION 4.13.	Investment Company Act	 19
SECTION 4.14.	Security Agreements	 19
SECTION 4.15.	No Default.	 19
SECTION 4.16.	Material Contracts.	 19
SECTION 4.17.	Permits and Licenses.	 19
SECTION 4.18.	Compliance with Law.	 19
SECTION 4.19.	Y2K.  	 19
SECTION 4.20.	Disclosure	 20
ARTICLE V
CONDITIONS OF LENDING	 20
SECTION 5.01.	Conditions To the Term Loan	 20
SECTION 5.02.	Conditions to Settlement Loan	 24
SECTION 5.03.	Conditions to all Loans	 25

ARTICLE VI
AFFIRMATIVE COVENANTS	 25
SECTION 6.01.	Corporate Existence, Properties, etc.	 25
SECTION 6.02.	Payment of Indebtedness, Taxes, etc.	 26
SECTION 6.03.	Financial Statements, Reports, etc.	 26
SECTION 6.04.	Access to Premises and Records	 28
SECTION 6.05.	Notice of Adverse Change	 28
SECTION 6.06.	Notice of Default	 29
SECTION 6.07.	Notice of Litigation	 29
SECTION 6.08.	ERISA	 29
SECTION 6.09.	Compliance with Applicable Laws	 30
SECTION 6.10.	Subsidiaries and Affiliates	 30
SECTION 6.11.	Default in Other Agreements	 30
SECTION 6.12.	Environmental Laws.	 	 31
SECTION 6.13.	Further Assurance.	 31

ARTICLE VII
NEGATIVE COVENANTS	 31
SECTION 7.01.	Liens	 32
SECTION 7.02.	Indebtedness	 33
SECTION 7.03.	Guaranties	 33
SECTION 7.04.	Sale of Assets	 34
SECTION 7.05.	Sales of Notes	 34
SECTION 7.06.	Loans and Investments	 34
SECTION 7.07.	Nature of Business	 35
SECTION 7.08.	Sale and Leaseback	 35
SECTION 7.09.	Leases	 35
SECTION 7.10. 	Federal Reserve Regulations	 35
SECTION 7.11.	Accounting Policies and Procedures	 35
SECTION 7.12.	Limitations on Fundamental Changes	 35
SECTION 7.13.	Financial Condition Covenants.	 36
SECTION 7.14.	Subordinated Debt	 36
SECTION 7.15.  Dividends	 36
SECTION 7.16.	Transactions with Affiliates	 37
SECTION 7.17.	Impairment of Security Interest	 37
SECTION 7.18.	Joint Ventures.		 37
SECTION 7.19.	Annual Clean Up.		 37
SECTION 7.20.	Canadian Subsidiaries.	 38

ARTICLE VIII
EVENTS OF DEFAULT	 38
SECTION 8.01.	Events of Default	 38
ARTICLE IX
MISCELLANEOUS	 41
SECTION  9.01.	Notices	 41
SECTION  9.02.	Survival of Agreement	 42
SECTION  9.03.	Expenses of the Bank	 42
SECTION  9.04.	No Waiver of Rights by the Bank	 42
SECTION  9.05.	APPLICABLE LAW	 43
SECTION  9.06.	SUBMISSION TO JURISDICTION	 43
SECTION  9.07.	Extension of Maturity	 43
SECTION  9.08.	Modification of Agreement	 43
SECTION  9.09.	Severability	 44
SECTION  9.10.	Sale of Participations	 44
SECTION  9.11.	Reinstatement; Certain Payments	 44
SECTION  9.12. Right of Setoff	 44
SECTION  9.13.	Counterparts	 44
SECTION  9.14.	Headings	 45





SCHEDULES

Schedule I		-	Subsidiaries and Affiliates
Schedule II		-	Liens
Schedule III		-	Existing Indebtedness
Schedule IV		-	Existing Guaranties
Schedule V		-	Material Contracts
Schedule VI		-	Obligations and Liabilities
Schedule VII		-	Litigation

EXHIBITS

Exhibit A-1		-	Form of Term Note
Exhibit A-2		-	Form Settlement Note
Exhibit B-1		-	Form of Company Security Agreement
Exhibit B-2		-	Form of Corporate Guarantor Security
		Agreement
Exhibit C			-	Form of Notice of Borrowing
Exhibit D			-	Form of Second Mortgage
Exhibit E			-	Form of Corporate Guaranty
Exhibit F			-	Form of Opinion of Counsel


CREDIT AGREEMENT dated as of August 4, 1998, by and between ORBIT
INTERNATIONAL CORP., a Delaware corporation (the "Company") and THE CHASE MANHATTAN BANK, a New York banking corporation (the "Bank").


	RECITALS

The Company has requested the Bank to extend credit and the Bank is willing to extend such credit to the Company, subject to the terms and conditions hereinafter set forth.

Accordingly, the Company and the Bank agree as follows:


ARTICLE I
DEFINITIONS AND ACCOUNTING TERMS tc \l1 "ARTICLE IDEFINITIONS AND
ACCOUNTING TERMS

SECTION 1.01. Definitions tc \l2 "SECTION 1.01. Definitions . As used herein, the following words and terms shall have the following meanings:

"Affiliate" shall mean with respect to any Person, any corporation, partnership, limited liability company, limited liability partnership, joint venture, trust or unincorporated organization which, directly or indirectly, controls or is controlled by or is under common control with such Person. For the purpose of this definition, "control" of a Person shall mean the power, direct or indirect, to direct or cause the direction of the management or policies of such Person whether through the ownership of voting securities by contract or otherwise; provided that, in any event, any person who owns directly or indirectly 10% or more of the securities having ordinary voting power for the election of directors or other governing body of a corporation or 10% or more of the partnership or other ownership interest of any Person (other than as a limited partner of such other Person) will be deemed to control such corporation or other Person.

"Agreement" shall mean this Credit Agreement dated as of August 4, 1998, as it may hereafter be amended, restated, supplemented or otherwise modified from time to time.

"Approved Settlement" shall mean a settlement of the USA

Classic Securities Litigation which satisfies each of the following criteria:
(i) such settlement is evidenced by a settlement agreement; (ii) the aggregate amount payable by the Company in such settlement does not exceed $1,000,000; provided, however, the waiver by the Company of any right to receive reimbursement for legal fees and expenses by its insurance carriers to the extent the amount of such reimbursement is paid to the plaintiffs as part of the settlement shall be excluded from such amount; and (iii) Paine Webber Incorporated has agreed to discontinue with prejudice its action against the Company arising from the USA Classic Securities Litigation.

 	"Business Day" shall mean any day not a Saturday, Sunday or legal holiday, on which banks in New York City are open for business.

"Borrowing Date" shall mean with respect to any Loan, the date on which such Loan is disbursed to the Company.

"Canadian Subsidiaries" shall mean, collectively, Canada Classique Inc., a New Jersey corporation, Winnipeg Leather (1991), Inc. a Delaware corporation, and Symax Garment (1993), Ltd., a Delaware corporation.

"Capital Expenditures" shall mean additions to property and equipment of the Company and its Consolidated Subsidiaries, which, in conformity with Generally Accepted Accounting Principles, are included as "additions to property, plant or equipment" or similar items which would be reflected in the consolidated statement of cash flow of the Company and its Consolidated Subsidiaries including without limitation, property and equipment which are the subject of Capital Leases.

"Capital Lease" shall mean (a) any lease of property, real or personal, if the then present value of the minimum rental commitment thereunder should, in accordance with Generally Accepted Accounting Principles, be capitalized on the balance sheet of the lessee, and (b) any other such lease the obligations of which are required to be capitalized on the balance sheet of the lessee.


"Change of Control" shall mean (a) the acquisition by any Person, or two or more Persons acting in concert (in each case, other than Bruce Reissman, Mitchell Binder or Dennis Sunshine or their respective spouses and/or trusts of which members of such individual's families are the sole beneficiaries and of which such individuals have the sole right to vote all securities held in the trust), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of voting stock of the Company, or (b) during any period of 12 consecutive calendar months, commencing on the date of this Agreement, the ceasing of those individuals (the "Continuing Directors") who (i) were directors of the Company on the first day of each such period or (ii) subsequently became directors of the Company and whose initial election or initial nomination for election subsequent to that date was approved by a majority of the Continuing Directors then on the board of directors of the Company, to constitute a majority of the board of directors of the Company.

"Chief Financial Officer" shall mean the Chief Financial Officer of the Company.

"Closing Date" shall mean August 4, 1998.

"Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

"Commitments" shall mean, collectively, the Term Loan Commitment and the Settlement Loan Commitment.

"Consolidated" shall mean, as applied to any financial or accounting term, such term determined on a consolidated basis in accordance with Generally Accepted Accounting Principles for the Company and its Subsidiaries.

"Consolidated Debt Service Coverage Ratio" shall mean for any period, the ratio of (a) Consolidated Net Income plus, to the extent deducted in determining Consolidated Net Income the sum of (i) all taxes to any government or governmental instrumentality (other than real estate taxes, sale taxes or use taxes) expenses on the Company's or its Subsidiaries' books (whether paid or accrued), (ii) all interest accrued or paid (if not previously accrued on any Indebtedness, and (iii) all depreciation and amortization expenses or charges, less (i) all cash dividends, distributions and withdrawals paid (including amounts reserved for such purposes) with respect to any capital stock, (ii) all redemptions, repurchases and retirements of capital stock (including amounts reserved for such purposes to the extent permitted hereunder), (iii) unfunded capital expenditures and (iv) extraordinary gains segregated according to Generally Accepted Accounting Principles, to (b) the sum of (i) all interest accrued or paid (if not previously accrued) on any Indebtedness, during the then preceding four fiscal quarters, plus (ii) the scheduled installments of principal on all Indebtedness with an with an original maturity of 365 days or more. All the foregoing categories shall be calculated with respect to the Company and its Subsidiaries and shall be calculated (without duplication) over the four fiscal quarters next preceding the date of calculation thereof with the exception of the scheduled installments of principal original maturity of 365 days or more, which shall each be calculated based upon the next succeeding four fiscal quarters.


"Consolidated Net Income" shall mean, for any period, the net income (or net loss) of the Company and its Consolidated Subsidiaries on a Consolidated basis for such period determined in accordance with Generally Accepted Accounting Principles applied on a consistent basis.

"Consolidated Tangible Net Worth" shall mean (a) total Consolidated assets of the Company and its Consolidated Subsidiaries determined in accordance with Generally Accepted Accounting Principles applied on a consistent basis, except that there shall be excluded therefrom (i) all obligations due to the Company or a Consolidated Subsidiary from an Affiliate which is not included in the Consolidated balance sheet of the Company and its Consolidated Subsidiaries or from any shareholder, officer or director of the Company or any Consolidated Subsidiary (ii) all intangible assets, including, without limitation, customer lists, organizational expenses, patents, trademarks, copyrights goodwill, covenants not to compete, research and development costs, training costs, and all unamortized debt discount, and deferred charges, and
(iii) an amount equal to the amount, if any, by which the value of each marketable security reflected on the Consolidated balance sheet of the Company and its Consolidated Subsidiaries exceeds the amount paid by the Company or its Consolidated Subsidiaries for such marketable security, less (b) the total Consolidated liabilities of the Company and its Consolidated Subsidiaries determined in accordance with Generally Accepted Accounting Principles applied on a consistent basis.

"Consolidated Total Unsubordinated Liabilities" shall mean all items which, in accordance with Generally Accepted Accounting Principles applied on a consistent basis, would properly be included on the liability side of the balance sheet (other than Subordinated Debt, capital stock, treasury stock, capital surplus and retained earnings), as of the date on which the amount of Consolidated Total Unsubordinated Liabilities is to be determined, of the Company and its Consolidated Subsidiaries, computed and Consolidated in accordance with Generally Accepted Accounting Principles applied on a consistent basis.

"Corporate Guarantors" shall mean Behlman Electronics, Inc., Orbit Instrument of California, Inc. and each other Subsidiary existing on the Closing Date (other than a Canadian Subsidiary) and each Person who, from time to time, is required to execute a Corporate Guaranty in accordance with Section 6.10. For purposes of Article IV (other than Section 4.19) and Section 5.03(a), the term
"Corporate Guarantors" shall be deemed to include each Canadian Subsidiary.


"Corporate Guaranty" means the Bank's form of Corporate Guaranty in the form attached hereto as Exhibit E to be executed and delivered by the Corporate Guarantors, as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time.

"Default" shall mean any event or condition which upon notice, lapse of time or both, would constitute an Event of Default.

"Environmental Law" shall mean any federal, state, local or foreign environmental law, ordinance, rule, regulation or policy relating to the pollution or the protection of the environment or to the use, handling, transportation, treatment, storage, disposal, release or discharge of Hazardous Materials, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. ''9601, et. seq.), the Hazardous Materials Transportation Act, as amended (49
U.S.C. ''1801, et. seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. ''6901, et. seq.) and the rules and regulations promulgated pursuant thereto.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time. Section references to ERISA are to ERISA, as in effect at the date of this Agreement and any subsequent provisions of ERISA, amendatory thereof, supplemental thereto or substituted therefor.

"ERISA Affiliate" shall mean each person (as defined in Section 3(9) of ERISA) which together with the Company or any Corporate Guarantor would be deemed to be a member of the same "controlled group" within the meaning of Sections 414(b) and (c), respectively, of the Code.

"Event of Default" shall have the meaning set forth in Article VIII.

"Executive Officer" shall mean either the President, Vice President, the Chief Financial Officer or the Secretary of the Company or Corporate Guarantor, as applicable, and their respective successors, if any, designated by the board of directors.

"Existing Indebtedness" shall mean the aggregate Indebtedness of the Company and its Subsidiaries to BNY Financial Corp. on the Closing Date other than the Indebtedness to BNY Financial Corp.-Canada described on Schedule III.

"First Mortgage" shall mean the consolidated mortgages more fully described in the Agreement of Consolidation, Modification and Extension of Mortgage dated the date hereof by and between the Company and the Bank with respect to the Premises, as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time.

"Hazardous Materials" shall mean any explosives, radioactive materials, or other materials, wastes, chemicals or substances regulated as toxic, hazardous, or as a pollutant, contaminant, or waste under any Environmental Law.

"Hedging Agreement" means any interest rate swap, collar, cap, floor or forward rate agreement or other agreement regarding the hedging of interest rate risk exposure executed in connection with hedging the interest rate exposure of the Company or any Corporate Guarantor, and any confirming letter executed pursuant to such agreement, all as amended, supplemented, restated or otherwise modified from time to time.

"Indebtedness" shall mean, without duplication, as to any Person or Persons (a) indebtedness for borrowed money; (b) indebtedness for the deferred purchase price of property or services; (c) indebtedness evidenced by bonds, debentures, notes or other similar instruments; (d) obligations and liabilities secured by a Lien upon property owned by such Person, whether or not owing by such Person and even though such Person has not assumed or become liable for the payment thereof; (e) obligations and liabilities directly or indirectly guaranteed by such Person; (f) obligations or liabilities created or arising under any conditional sales contract or other title retention agreement with respect to property used and/or acquired by such Person; (g) obligations of such Person as lessee under Capital Leases; (h) net liabilities of such Person under Hedging Agreements and foreign currency exchange agreements, as calculated on a basis satisfactory to the Bank and in accordance with accepted practice; (i) all obligations of such Person in respect of bankers' acceptance; (j) all obligations, contingent or otherwise of such Person as an account party in respect of letters of credit, and (k) all liabilities which would be reflected on a balance sheet of such Person, prepared in accordance with Generally Accepted Accounting Principles.

"Interest Payment Date" shall mean (a) the last Business Day of each calendar month during the term hereof commencing with the calendar month immediately following the Closing Date and (b) the date the Loan is required to be repaid in full.

"Liens" shall mean any lien (statutory or otherwise) security interest, mortgage, deed of trust, pledge, charge, conditional sale, title retention agreement, Capital Lease or other encumbrance or similar right of others, or any agreement to give any of the foregoing.

"Loans" shall mean, collectively, the Term Loan and the Settlement Loan.


"Loan Documents" shall mean, collectively, this Agreement, the Notes, the Security Agreements, the Second Mortgage, the Guaranties, and each other agreement executed in connection with the transactions contemplated hereby or thereby.

"Material Adverse Change" shall mean a material adverse change in the business, operations, assets or condition (financial or otherwise) of the Company or of the Company and the Corporate Guarantors taken as a whole.

"Material Adverse Effect" shall mean a material adverse effect on the business, operations, assets or condition (financial or otherwise) of the Company or of the Company and the Corporate Guarantors taken as a whole or on the ability of the Company or any Corporate Guarantor to perform its obligations under any Loan Document to which it is a party.

"Material Contract" shall mean, with respect to any Person, each contract, instrument or agreement to which such Person is a party (i) which is material to the business, operations, assets, prospects or condition (financial or otherwise) of such Person or (ii) which requires the payment during the term thereof in excess of $100,000.

"Notes" shall mean, collectively, the Term Note and the Settlement Note.


Notice of Borrowing" shall mean the Notice of Borrowing substantially in the form attached hereto as Exhibit C.

"Obligations" shall mean all obligations, liabilities and indebtedness of the Company to the Bank, whether now existing or hereafter created, absolute or contingent, direct or indirect, due or not, whether created directly or acquired by assignment or otherwise, including, without limitation, all obligations, liabilities and indebtedness of the Company with respect to, (i) the principal of and interest on the Loans and the payment and performance of all other obligations, liabilities, and indebtedness of the Company to the Bank hereunder, under the Note or with respect to the Loans, including without limitation all fees, costs, expenses and indemnity obligations hereunder, (ii) any line of credit maintained with the Bank, and (iii) the First Mortgage.

"Payment Office" shall mean the Bank's office located at 395 North Service Road,
 Melville, New York 11747, Attention: Account Officer - Orbit International
Corp.


"PBGC" shall mean the Pension Benefit Guaranty Corporation established pursuant to Section 4002 of ERISA, or any successor thereto.

"Person" shall mean any natural person, corporation, limited liability company, limited liability partnership, business trust, joint venture, association, company, partnership or government, or any agency or political subdivision thereof.

"Plan" shall mean any multi-employer or single-employer plan defined in Section 4001 of ERISA, which is maintained, or at any time during the five calendar years preceding the date of this Agreement was maintained for employees of the Company, any Corporate Guarantor or an ERISA Affiliate.

"Premises" shall mean the real property and improvements located at 80 Cabot Court, Hauppauge, New York 11788.

"Prime Rate" shall mean the rate per annum publicly announced by the Bank from time to time as its prime rate in effect at its principal office, each change in the Prime Rate shall be effective on the date such change is announced to become effective.

 	"Reportable Event" shall mean an event described in Section 4043(c) of ERISA with respect to a Plan as to which the 30 day notice requirement has not been waived by the PBGC.

"Second Mortgage" shall mean the mortgage dated the date hereof executed by the Company in favor of the Bank with respect to the Premises, as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time.

"Security Agreement" shall mean, with respect to the Company, the Security Agreement, in the form attached hereto as Exhibit B-1, and, with respect to each Corporate Guarantor, the Guarantor Security Agreement in the form attached hereto as Exhibit B-2 to be executed and delivered on the Closing Date by the Company and each Corporate Guarantor, respectively, and, thereafter, by any Person who may be required to execute the same pursuant to Section 6.10, as each of the same may hereafter be amended, restated, supplemented or otherwise modified from time to time.

"Security Documents" shall mean, collectively, the Security Agreements and the Second Mortgage.

"Settlement Commitment" shall mean the Bank's obligation to make the Settlement Loan to the Company pursuant to Section 2.03 in an amount equal to $500,000.


"Settlement Loan" shall have the meaning specified in Section 2.03.

"Settlement Loan Maturity Date" shall mean the first day of the calendar quarter immediately preceding the third anniversary of the Settlement Funding Date.

"Settlement Funding Date" shall mean January 8, 1999, or such earlier date which is a Business Day on which the conditions in Section 5.02 have been satisfied.

"Settlement Note" shall mean the promissory note in the form attached hereto as Exhibit A-2 to be executed and delivered by the Company in favor of the Bank as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time.

"Solvent" shall mean with respect to any Person as of the date of determination thereof that (a) the amount of the "present fair saleable value" of the assets of such Person will, as of such date, exceed the amount of all "liabilities of such Person, contingent or otherwise," as of such date, as such quoted terms are determined in accordance with applicable federal and state laws governing determinations of the insolvency of debtors, (b) the present fair saleable value of the assets of such Person will, as of such date, be greater than the amount that will be required on its debts as such debts become absolute and matured, (c) such Person will not have as of such date, an unreasonably small amount of capital with which to conduct its business, and
(d) such Person will be able to pay its debts as they mature.

"Subordinated Debt or Subordinated Indebtedness" shall mean all debt which is subordinated in right of payment to the prior indefeasible payment in full of the Obligations of the Company and/or any Corporate Guarantor to the Bank on terms satisfactory to and approved in writing by the Bank.

 	"Subsidiaries" shall mean with respect to any Person any corporation, association or other business entity more than 50% of the voting stock or other ownership interest of which is at the time owned or controlled, directly or indirectly, by such Person or one or more of its Subsidiaries or a combination thereof.

"Term Loan" shall have the meaning specified in Section 2.01.

"Term Loan Commitment" shall mean the Bank's obligation to make the Term Loan to the Company pursuant to Section 2.01 in an amount equal to $950,000.

"Term Loan Maturity Date" shall mean June 1, 2003.

"Term Note" shall mean the promissory note in the form attached hereto as Exhibit A-1 to be executed and delivered by the Company in favor of the Bank as the same may hereafter be amended, restated, supplemented or otherwise modified from time to time.

"Unfunded Current Liability" of any Plan shall mean the amount, if any, by which the present value of the accrued benefits under the Plan as of the close of its most recent plan year exceeds the fair market value of the assets allocable thereto, determined in accordance with Section 412 of the Code.

"USA Classic Securities Litigation" shall mean the litigation arising from the initial public offering of shares of capital stock of USA Classic, Inc. as more fully described in Item 3 of Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

SECTION 1.02. Accounting Terms tc \l2 "SECTION 1.02. Accounting Terms . Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given to it under Generally Accepted Accounting Principles. "Generally Accepted Accounting Principles" shall mean those Generally Accepted Accounting Principles and practices which are recognized as such by the American Institute of Certified Public Accountants acting through the Financial Accounting Standards Board ("FASB") or through other appropriate boards or committees thereof and which are consistently applied for all periods so as to properly reflect the consolidated financial condition, and the consolidated results of operations and cash flows of the Company and the Corporate Guarantors except that any accounting principle or practice required to be changed by the FASB (or other appropriate board or committee of the FASB) in order to continue as a Generally Accepted
Accounting Principle or practice may be so changed. Any dispute or disagreement between the Company and the Bank relating to the determination of Generally Accepted Accounting Principles shall, in the absence of manifest rror, be conclusively resolved for all purposes hereof by the written opinion with respect thereto, delivered to the Bank, of the independent accountants selected by the Company and approved by the Bank for the purpose of auditing the periodic consolidated financial statements of the Company and the Corporate Guarantors.

ARTICLE II
LOANS tc \l1 "ARTICLE IILOANS


SECTION 2.01. Term Loan tc \l2 "SECTION 2.01. Term Loan . Subject to the terms and conditions and relying upon the representations and warranties set forth herein, the Bank agrees to make a term loan (the "Term Loan") to the Company available in a single drawdown on the Closing Date in a principal amount equal to the Term Loan Commitment. The Company shall give the Bank a duly completed and executed Notice of Borrowing not later than 11:00 a.m. (New York City time) on the Closing Date. The Bank shall make the Term Loan hereunder by crediting the Term Loan to the account of the Company at the Payment Office. The Term Note Commitment shall terminate immediately upon funding of the Term Loan on the Closing Date. The Term Loan by the Bank shall be made against delivery to the Bank of the Term Note payable to the order of the Bank, as referred to in Section 2.02 hereof.

SECTION 2.02. Term Note tc \l2 "SECTION 2.02. Term Note . (a) The Term Loan of the Bank shall be evidenced by the Term Note appropriately completed, duly executed and delivered on behalf of the Company, dated the Closing Date and in a principal amount equal to the Term Loan Commitment. The Term Note shall be payable as to principal in twenty consecutive quarterly installments of $47,500 on the first Business Day of each September, December, March and June commencing September 1, 1998, provided the final installment on the Term Loan Maturity Date shall be in an amount equal to the remaining principal amount outstanding on Term Loan Maturity Date.

(b) 	The date and amount of each payment or prepayment of principal of the Term
Loan shall be recorded on the grid schedule annexed to the Term Note, and the Company authorizes the Bank to make such recordation; provided, however, that the failure of the Bank to set forth such payments and other information on such grid shall not in any manner affect the obligation of the Company to repay the Term Loan made by the Bank in accordance with the terms of the Term
Note and this Agreement. The Term Note, the grid schedule and the books and records of the Bank shall be conclusive evidence of the Term Loan made by the Bank absent manifest error.

SECTION 2.03. Settlement Loan tc \l2 "SECTION 2.03. Settlement Loan . Subject to the terms and conditions and relying upon the representations and warranties set forth herein, the Bank agrees to make a term loan (the "Settlement Loan") to the Company available in a single drawdown on the Settlement Funding Date in a principal amount equal to the Settlement Loan Commitment. The Company shall give the Bank a duly completed and executed Notice of Borrowing not later than 11:00 a.m. (New York City time) on the Settlement Funding Date. The
Bank shall make the Settlement Loan hereunder by crediting the Settlement Loan to the account of the Company at the Payment Office. The Settlement Loan Commitment shall terminate immediately upon funding of the Settlement Loan on the Closing Date. The Settlement Loan by the Bank shall be made against delivery to the Bank of the Settlement Note payable to the order of the Bank, as referred to in Section 2.04 hereof.

SECTION 2.04. Settlement Note tc \l2 "SECTION 2.04. Settlement Note . (a) The Settlement Loan of the Bank shall be evidenced by the Settlement Note appropriately completed, duly executed and delivered on behalf of the Company, dated the Settlement Funding Date and in a principal amount equal to the Settlement Loan Commitment. The Settlement Note shall be payable as to principal in twelve consecutive quarterly installments of $41,667 on the first Business Day of each September, December, March and June commencing the first such date to occur following the Settlement Funding Date, provided the final installment on the Settlement Loan Maturity Date shall be in an amount equal to the remaining principal amount outstanding on Settlement Loan Maturity Date.

(b) 	The date and amount of each payment or prepayment of principal of the
Settlement Loan shall be recorded on the grid schedule annexed to the Settlement Note, and the Company authorizes the Bank to make such recordation; provided, however, that the failure of the Bank to set forth such payments and other information on such grid shall not in any manner affect the obligation of the Company to repay the Settlement Loan made by the Bank in accordance with the terms of the Settlement Note and this Agreement. The Settlement Note, the grid schedule and the books and records of the Bank shall be conclusive evidence of the Settlement Loan made by the Bank absent manifest error.


ARTICLE III
INTEREST RATE; FEES AND PAYMENTS; USE OF PROCEEDS tc \l1 "ARTICLE
IIIINTEREST RATE; FEES AND PAYMENTS; USE OF PROCEEDS

SECTION 3.01. Interest Rate tc \l2 "SECTION 3.01. Interest Rate . (a) Each Loan shall bear interest for the date thereof on the unpaid principal amount thereof at a fluctuating rate per annum equal to the Prime Rate plus a margin of .75% per annum.

(b)	If the Company shall default in the payment of the principal of or interest on any portion of any Loan or any other amount becoming due hereunder, including, without limitation, fees, the Company shall on demand from time to time pay interest on such defaulted amount accruing from the date of such default (without reference to any period of grace) up to and including the date of actual payment (after as well as before judgment) at a rate per annum equal to the Prime Rate plus a margin of 2% per annum.


(c)	Upon the occurrence and continuance of an Event of Default the outstanding principal amount of the Loans (excluding any defaulted payment of principal accruing interest in accordance with clause (b) above) at the sole discretion of the Bank shall bear interest payable upon demand at a rate of interest 2% per annum in excess of the rate otherwise in effect from time to time with respect thereto.

(d)	Anything in this Agreement or in the Notes to the contrary notwithstanding, the obligation of the Company to make payments of interest shall be subject to the limitation that payments of interest shall not be required to be paid to the
Bank to the extent that the charging or receipt thereof would not be permissible under the law or laws applicable to the Bank limiting the rates of interest that may be charged or collected by the Bank.  If the provisions of this Agreement or the Notes would at any time otherwise require payment by the Company to the Bank of any amount of interest in excess of the maximum amount permitted by applicable law the interest payments shall be reduced to the extent necessary so that the Bank shall not receive interest in excess of such maximum amount.

(e)	Interest on the Loan shall be payable to the Bank in arrears on each
Interest Payment Date and shall be calculated on a year of 360 days for the actual days elapsed.

SECTION 3.02.  Use of Proceeds. tc \l2 "SECTION 3.02.  Use of Proceeds.   The
proceeds of the Term Loan shall be used by the Company to refinance a portion of the Existing Indebtedness on the Closing Date and transaction fees incurred by the Company in connection with this Agreement. The proceeds of the Settlement Loan shall be used by the Company to fund a portion of the amounts owing by the Company pursuant to an Approved Settlement.

SECTION 3.03.  Prepayments tc \l2 "SECTION 3.03.  Prepayments .  (a) The
Company may from time to time repay the outstanding principal amount of any Loan, in whole or in part, without premium or penalty on the same Business Day by giving irrevocable written notice to the Bank specifying the date and amount of repayment and to which Loan such prepayment should be applied. If such notice is given, the Company shall make such repayment and the payment amount specified in such notice shall be due and payable, on the date specified therein, together with accrued interest to such date on the amount repaid to the Bank. Partial prepayments pursuant to this Section 3.03 shall be in an aggregate principal amount of $100,000 or whole multiples in excess thereof and shall be applied to the remaining installments of principal of the Term Loan or Settlement Loan, as applicable, in inverse order of maturity.


(b)	In the event the Settlement Loan is paid pursuant to the terms of the
Approved Settlement into a settlement fund, escrow account or otherwise not to the plaintiffs in the USA Classics Securities Litigation, and all or a portion of such funds are not released to such plaintiffs in accordance with a final settlement or all or a portion of such funds are disbursed to the Company or its designee, the Company shall immediately apply an amount equal to such funds not so released or such disbursed funds, as applicable, to prepayment of the outstanding principal balance of the Settlement Loan or in the event such Loan has been paid in full, to the Term Loan. Each prepayment made pursuant to this Section 3.03 (b) shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment and shall be applied to the remaining installments of principal of the applicable Loan in inverse order maturity.

SECTION 3.04.  Fees. tc \l2 "SECTION 3.04.  Fees.   (a) The Company agrees to
pay to the Bank a nonrefundable facility fee of $10,875, $8,250 of which was previously paid to the Bank. The remaining $2,625 of the facility fee shall be payable by the Company to the Bank on the Closing Date.

(b) The Company agrees to pay to the Bank a nonrefundable commitment fee on the amount of the Settlement Loan Commitment from the date of this Agreement until the date of termination of the Settlement Commitment on the Settlement Funding Date at the rate of 1/4 of 1% per annum, based on a year of 360 days, payable on the last day of each month, commencing August 4, 1998 and on the termination of the Settlement Loan Commitment.


SECTION 3.05. Capital Adequacy tc \l2 "SECTION 3.05. Capital Adequacy . If the Bank shall have determined that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank (or any lending office of the Bank) or the Bank's holding company, with any request or directive regarding capital adequacy (whether or not having the force of the law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company as a consequence of its obligations hereunder to a level below that which the Bank could have achieved but for such adoption, change or compliance (taking into consideration the Bank's policies and the policies of the Bank's holding company with respect to capital adequacy) by an amount deemed by the Bank to be material, then from time to time, the Company shall pay to the Bank, upon demand by the Bank, the additional amount or amounts as the Bank shall have determined will compensate the Bank or the Bank's holding company for such reduction. The Bank's determination of such amounts shall be conclusive and binding on the Company absent manifest error. This Section 3.05 shall survive termination of the Agreement and payment of the Note for a period of one year.

SECTION 3.06.	Funds; Manner of Payment tc \l2 "SECTION 3.06.	Funds;
Manner of Payment . (a) Unless otherwise specified herein each payment and prepayment of principal of and interest on each Loan shall be made by the Company not later than 12:00 noon, New York City time, on the date on which it is payable.

(b) All payments made by the Company hereunder or under the Notes will be made without setoff, counterclaim, deductions or other defense. All such payments will be made free and clear of, and without deduction or withholding for, any present or future taxes, levies, imposts, duties, fees, assessments or other charges of whatever nature now or hereafter imposed by any jurisdiction or by any political subdivision or taxing authority thereof or therein (but excluding any tax imposed on or measured by the net income of the Bank) and all interest, penalties or similar liabilities with respect thereto (such non-excluded items being hereinafter collectively referred to as "Taxes"). If any Taxes are so levied or imposed, the Company will pay the full amount of such Taxes and such additional amounts as may be necessary so that every payment of all amounts due hereunder or under any Note, after withholding or deduction for or on account of any Taxes, will not be less than the amount provided for herein or in the related Note. The Company will furnish to the Bank within 30 days after the date the payment of any Taxes is due pursuant to applicable law certified copies of tax receipts evidencing such payment by the Company.
The Company will indemnify and hold harmless the Bank, and reimburse the Bank upon its written request, for the amount of any Taxes so levied or imposed and paid by the Bank, which indemnity shall survive termination of this Agreement and payment of the Notes. All payments under this Agreement shall be made in lawful money of the United States of America in immediately available funds at the Payment Office of the Bank.

(c)	The Bank shall directly charge all interest and principal payments due in respect of the Loans and all fees payable hereunder to one or more of the Company's accounts at the Payment Office or other office of the Bank.



ARTICLE IV
REPRESENTATIONS AND WARRANTIES tc \l1 "ARTICLE IVREPRESENTATIONS
AND WARRANTIES

In order to induce the Bank to enter into this Agreement and to make the Loans, the Company represents and warrants to the Bank that:

SECTION 4.01.	Organization, Corporate Powers, etc. tc \l2 "SECTION 4.01.
	Organization, Corporate Powers, etc.   The Company and each Corporate Guarantor
(a) is a corporation duly incorporated, validly existing and in good standing under the laws of the state of its incorporation, (b) has the power and authority to own its properties and to carry on its business as now being conducted, (c) is duly qualified to do business in every jurisdiction wherein the conduct of its business or the ownership of its properties are such as to require such qualification except where failure to qualify could not reasonably be expected to have a Material Adverse Effect, (d) has the corporate power to execute and perform each of the Loan Documents to which it is a party, (e) with respect to the Company, has the corporate power to borrow hereunder and to execute and deliver the Notes, and (f) is in compliance in all material respects with all applicable federal, state and local laws, rules and regulations except where failure to qualify could not reasonably be expected to have a Material Adverse Effect.


SECTION 4.02.	Authorization of Borrowing, Enforceable Obligations tc \l2
"SECTION 4.02.	Authorization of Borrowing, Enforceable Obligations .  The
execution, delivery and performance by the Company of this Agreement, and the other Loan Documents to which it is a party, the borrowings by the Company hereunder, and the execution, delivery and performance of each Corporate Guarantor of the Loan Documents to which such Corporate Guarantor is a party,
(a) have been duly authorized by all requisite corporate action, (b) will not violate or require any consent under (i) any provision of law applicable to the Company or any Corporate Guarantor, any governmental rule or regulation, or the Certificate of Incorporation, By-laws or other organizational documents, as applicable, of the Company or any Corporate Guarantor or (ii) any order of any court or other agency of government binding on the Company or any Corporate Guarantor or any indenture, agreement or other instrument to which the Company or any Corporate Guarantor is a party, or by which the Company or any Corporate Guarantor or any of its property is bound, and (c) will not be in conflict with, result in a breach of or constitute (with due notice and/or lapse of time) a default under, any such indenture, agreement or other instrument, or result in the creation or imposition of any Lien, upon any of the property or assets of the Company or any Corporate Guarantor other than as contemplated by this Agreement or the other Loan Documents. This Agreement and each other
Loan Document to which the Company, and each Corporate Guarantor is a party, constitutes a legal, valid and binding obligation of the Company and each Corporate Guarantor as the case may be, enforceable against the Company and each Corporate Guarantor, as the case may be, in accordance with its terms.

SECTION 4.03.	Financial Condition tc \l2 "SECTION 4.03.	Financial
Condition .  (a) The Company has heretofore furnished to the Bank the
(a) audited Consolidated balance sheet of the Company and the Corporate Guarantors and the related Consolidated statement of income, retained earnings and cash flow of the Company and the Corporate Guarantors, audited by Ernst & Young, LLP independent certified accountants for the fiscal year ended December 31, 1997, and (b) the management prepared financial statements of the Company for the fiscal quarter ended March 31, 1998. Such financial statements were prepared in conformity with Generally Accepted Accounting Principles and fairly present the financial position and results of operations of the Company as of the date of such financial statements and for the periods to which they relate and, since December 31, 1997, no Material Adverse Change has occurred. The Company shall deliver to the Bank a certificate by the Chief Financial Officer of the Company to that effect on the Closing Date. Except as set forth on Schedule VI, there are no obligations or liabilities contingent or otherwise, of the Company or any Corporate Guarantor which are not reflected on such statements. Except as set forth in Schedule VI, neither the Company nor any Corporate Guarantor has any obligations or liabilities, contingent or otherwise, with respect to the insolvency or liquidation of any Canadian Subsidiary.

(b)	The Company and each Corporate Guarantor (other than Canada Classique
Inc. and Winnipeg Leather (1991), Inc.) is Solvent.

SECTION 4.04.	Taxes tc \l2 "SECTION 4.04.	Taxes .  The Company and each
Corporate Guarantor has filed or caused to be filed all foreign, federal, state and local tax returns which are required to be filed, and has paid or has caused to be paid all taxes shown on said returns and all other taxes assessed against it to the extent that such taxes have become due, except taxes which are being contested in good faith and which are reserved against in accordance with Generally Accepted Accounting Principles.


SECTION 4.05.	Title to Properties tc \l2 "SECTION 4.05.	Title to Properties .
The Company and each Corporate Guarantor has good and marketable title to their respective real properties and good and valid title to their respective personal properties and assets, in each case, as reflected on the financial statements referred to in Section 4.03 hereof, except for such properties and assets as have been disposed of since the date of such financial statements as no longer used or useful in the conduct of their respective business or as have been disposed of in the ordinary course of business, and all such properties and assets are free and clear of all Liens, except as permitted by Section 7.01 and except, with respect to the Company's real property at 80 Cabot Court,
Hauppauge, New York, those exceptions set forth on Schedule B to the Title
Insurance Policy delivered on the Closing Date insuring the lien of the Second
Mortgage.

SECTION 4.06.	Litigation tc \l2 "SECTION 4.06.	Litigation .  (a) Except as set
forth on Schedule VII, there are no actions, suits or proceedings (whether or not purportedly on behalf of the Company or any Corporate Guarantor) pending or, to the knowledge of the Company, threatened against or affecting the Company or any Corporate Guarantor at law or in equity or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which involve any of the transactions contemplated herein or which, if adversely determined against the Company or such Corporate Guarantor, could reasonably be expected to result in any materially adverse change in the business, operations, prospects, properties or assets or in the condition, financial or otherwise, of the
Company, or such Corporate Guarantor; and (b) neither the Company nor any
Corporate Guarantor is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which could have a materially adverse effect on the business, operations, prospects, properties or assets or in the condition, financial or otherwise, of the Company or any Corporate Guarantor.

SECTION 4.07.	Agreements tc \l2 "SECTION 4.07.	Agreements .  Except
with respect to the bankruptcy and liquidation of Canada Classique, Inc. and Winnipeg Leather (1991), Inc. as described in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, neither the Company nor any Corporate Guarantor is a party to any agreement or instrument or subject to any charter or other corporate restriction or any judgment, order, writ, injunction, decree or regulation which could materially and adversely affect its business, operations, prospects, properties or assets, or condition, financial or otherwise. Neither the Company nor any Corporate Guarantor is in default in any manner which could reasonably be expected to have Material Adverse Effect.


SECTION 4.08.	Compliance with ERISA tc \l2 "SECTION 4.08.	Compliance with
ERISA . Each Plan is in compliance with ERISA; no Plan is insolvent or in reorganization, no Plan has an Unfunded Current Liability, and no Plan has an accumulated or waived funding deficiency or permitted decreases in its funding standard account within the meaning of Section 412 of the Code;
neither the Company nor any ERISA Affiliate nor any Corporate Guarantor has incurred any material liability to or on account of a Plan pursuant to
Section 515, 4062, 4063, 4064, 4201 or 4204 of ERISA or expects to incur any liability under any of the foregoing sections on account of the termination of participation in or contributions to any such Plan, no proceedings have been instituted to terminate any Plan, no condition exists which presents a risk to the Company or any Corporate Guarantor or of incurring a liability to or on account of a Plan pursuant to the foregoing provisions of ERISA and the Code; no lien imposed under the Code or ERISA on the assets of the Company or any Corporate Guarantor securing obligations, indirectly or directly, in excess of $25,000, individually or in the aggregate, exists or is likely to arise on account of any Plan; and the Company, and each Corporate Guarantor may terminate contributions to any other employee benefit plans maintained by them without incurring any material liability to any person interested therein.

SECTION 4.09.	Federal Reserve Regulations; Use of Proceeds tc \l2 "SECTION
4.09.	Federal Reserve Regulations; Use of Proceeds .  (a) Neither the Company
nor any Corporate Guarantor is engaged principally in, nor has as one of its important activities, the business of extending credit for the purpose of purchasing or carrying any "margin stock" (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System of the United States, as amended from time to time). If requested by the Bank, the Company will, and will cause each Corporate Guarantor to, furnish to the Bank such a statement on Federal Reserve Form U-1.

(b)	No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or to carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock, or to refund indebtedness originally incurred for such purposes, or (ii) for any purpose which violates or is inconsistent with the provisions of the Regulations T, U, or X of the Board of Governors of The Federal Reserve System.

(c)	The proceeds of each Loan shall be used solely for the purposes permitted under Section 3.02.


SECTION 4.10.	Approval tc \l2 "SECTION 4.10.	Approval s.  No registration
with or consent or approval of, or other action by, any federal, state or other governmental authority or regulatory body or any other Person is required in connection with the execution, delivery and performance of this Agreement by the Company or any Corporate Guarantor, or with the execution and delivery of other Loan Documents to which it is a party or, with respect to the Company, the borrowings hereunder other than registrations, consents and approvals received prior to the date hereof and disclosed to the Bank and which are in full force and effect.

SECTION 4.11.	Subsidiaries and Affiliates tc \l2 "SECTION 4.11.
	Subsidiaries and Affiliates .  Attached hereto as Schedule I is a correct and complete list of all of the Company's and each Corporate Guarantor's
Subsidiaries and Affiliates showing as to each Subsidiary and Affiliate, its name, the jurisdiction of its incorporation, its shareholders or other owners of an interest in each Subsidiary and Affiliate and the number and percentage of outstanding shares or other ownership interest owned by each shareholder or other owner of an interest.

SECTION 4.12.	Hazardous Materials tc \l2 "SECTION 4.12.	Hazardous
Materials . The Company and each Corporate Guarantor are each in compliance in all material respects with all applicable Environmental Laws and neither the Company nor any Corporate Guarantor has used Hazardous Materials on, from, or affecting any property now owned or occupied, and will not use Hazardous Materials on, from or affecting any property hereafter owned or occupied by the Company or any Corporate Guarantor in any manner which violates any applicable Environmental Law. No prior owner of any such property or any tenant, subtenant, prior tenant or prior subtenant have used Hazardous Materials on, from, or affecting such property in any manner which violates any applicable Environmental Law.

SECTION 4.13.	Investment Company Act tc \l2 "SECTION 4.13.
	Investment Company Act .  Neither the Company nor any Corporate Guarantor is
an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

SECTION 4.14.	Security Agreements tc \l2 "SECTION 4.14.	Security
Agreements . Each Security Agreement executed by the Company and each Corporate Guarantor shall constitute a valid and continuing lien on and security interest in the collateral referred to in such Security Agreement in favor of the Bank which shall be, upon the filing of the Uniform Commercial Code financing statements delivered on the Closing Date on behalf of the Company and each Corporate Guarantor at the offices in the jurisdictions, listed on Schedule C to each Security Agreement, prior to all other Liens, claims and right of all other Persons, and shall be enforceable as such against all other Persons.

SECTION 4.15.	No Default. tc \l2 "SECTION 4.15.	No Default.   No event
has occurred and is continuing and no condition exists which constitutes a Default or an Event of Default.


SECTION 4.16.	Material Contracts. tc \l2 "SECTION 4.16.	Material
Contracts.   Set forth on Schedule V is a complete and accurate list of all
Material Contracts of the Company and each Corporate Guarantor, showing the parties thereto and subject matter thereof and amendments and modifications thereto. Each such Material Contract (a) is in full force and effect and is binding upon and enforceable against the Company or each Corporate Guarantor, as the case may be, and all other parties thereto in accordance with its terms, and (b) there exists no default under any Material Contract by the Company or any Corporate Guarantor or to the Company's knowledge by any other party thereto which has not been fully cured or waived.

SECTION 4.17.	Permits and Licenses. tc \l2 "SECTION 4.17.	Permits and
Licenses.   The Company and each Corporate Guarantor each has all material permits, licenses, certifications, authorizations and approvals required for it lawfully to own and operate their respective businesses.

SECTION 4.18.	Compliance with Law. tc \l2 "SECTION 4.18.	Compliance with
Law.   The Company and each Corporate Guarantor are each in compliance in all material respects with all laws, rules, regulations, orders and decrees which are applicable to the Company or any Corporate Guarantor, or to any of their respective properties.


SECTION 4.19.	Y2K.   tc \l2 "SECTION 4.19.	Y2K.   Any reprogramming
required to permit the proper functioning, in and following the year 2000, of
(a) the Company's, or any Corporate Guarantor's computer systems and
(b) equipment containing embedded microchips (including systems and equipment supplied by others or with which the Company's or any Corporate Guarantor's systems interface, in each case, which are used in the Company's or any Corporate Guarantor's business) and the testing of all such systems and equipment, as so reprogrammed, will be completed by June 30, 1999. The cost to the Company and each Corporate Guarantor of such reprogramming and testing and of the reasonably foreseeable consequences of year 2000 to the Company and each Corporate Guarantor (including, without limitation, reprogramming errors and the failure of others' systems or equipment which are used in the Company's or any Corporate Guarantor's business) will not result in an Event of Default or event, which upon notice lapse or time or both would constitute an Event of Default or have a material adverse effect on the business, operations, prospects, properties or assets, or in the condition, financial or otherwise, of the Company or any Corporate Guarantor. Except for such of the reprogramming referred to in the preceding sentence as may be necessary, the computer and management information systems of the Company and each Corporate Guarantor are and, with ordinary course upgrading and maintenance, will continue to be, sufficient to permit the Company and each Corporate Guarantor to conduct their respective businesses without having a material adverse effect on the business, operations, prospects, properties or assets, or in the condition, financial or otherwise of the Company and any Corporate Guarantor.

SECTION 4.20.	Disclosure tc \l2 "SECTION 4.20.	Disclosure .  None of the
reports, financial statements, certificates or other documents, certificates or written statements furnished to the Bank by or on behalf of the Company or any Corporate Guarantor hereunder or under any other Loan Document for use in connection with the transactions contemplated by this Agreement or any other
Loan Document contains any untrue statement of material fact or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading in light of the circumstances in which they were made.


ARTICLE V
CONDITIONS OF LENDING tc \l1 "ARTICLE VCONDITIONS OF LENDING


SECTION 5.01.	Conditions To the Term Loan tc \l2 "SECTION 5.01.
	Conditions To the Term Loan . The obligation of the Bank to make the Term Loan hereunder is subject to the following conditions precedent:

(a)	Term Note.  On or prior to the Closing Date, the Bank shall have received the Term Note duly executed by the Company.

(b)	Corporate Guaranties.  On or prior to the Closing Date, the Bank shall have received a Corporate Guaranty duly executed by each Corporate Guarantor.

(c)	Security Agreements.  On or prior to the Closing Date, the Bank shall have received the Security Agreements duly executed by the Company and each Corporate Guarantor.

(d)	[Reserved].

(e)	Second Mortgage.  On or prior to the Closing Date, the Bank shall have received (i) the Second Mortgage, duly executed by the Company, (ii) a title policy and lender's title insurance binder issued by an insurance company authorized to transact business in New York and acceptable to the Bank naming the Bank as insured and ensuring that the Second Mortgage creates a continuing, valid lien on the Premises prior to all other liens other than the lien of the First Mortgage and securing an amount not less than $1,450,000, and (iii) the current legal description and survey of the Premises certified to the Bank and such insurance company.


(f)	Opinion of Counsel.  On the Closing Date, the Bank shall have received the favorable written opinion of counsel for the Company and the Corporate
Guarantors dated the date thereof, substantially in the form of Exhibit F attached hereto.

(g)	Supporting Documents.  The Bank shall have received on the Closing Date
(i) a certificate of good standing for the Company and each Corporate Guarantor from the secretary of the states of their organizational jurisdiction dated as of a recent date; (ii) certified copies of the Certificate of Incorporation and By-laws of the Company and each Corporate Guarantor; (iii) a certificate of the Secretary or an Assistant Secretary of the Company and each Corporate Guarantor dated the Closing Date and certifying (x) that neither the Certificates of Incorporation nor the By-laws of the Company or any Corporate Guarantor has been amended since the date of their certification
(y) that attached thereto is a true and complete copy of resolutions adopted by the Board of Directors of the Company and each Corporate Guarantor authorizing the execution, delivery and performance of each Loan Document to which it is a party and, with respect to the Company, the borrowings hereunder; and (z) the incumbency and specimen signature of each officer of the Company and each Corporate Guarantor executing each Loan Document to which the Company or a Corporate Guarantor is a party and any certificates or instruments furnished pursuant hereto or thereto, and a certification by another officer of the Company and each Corporate Guarantor as to the incumbency and signature of the Secretary or Assistant Secretary of the Company and each Corporate Guarantor; and (iv) such other documents as the Bank may reasonably request.

(h)	Audit.  The Bank or its representatives or agents shall have conducted, at the Company's expense, a field audit of the accounts receivable and of all books, records and properties of the Company and the Corporate Guarantors and the Bank shall have been satisfied with the results of such audit.

(i)	Insurance.  The Bank shall have received on or prior to the Closing Date a certificate of insurance from an independent insurance broker confirming the insurance required to be maintained pursuant to Section 6.01 hereof.

(j)	Assets Free from Encumbrances; No Contingent Obligations.  The Bank shall have received on or prior to the Closing Date (i) Lien searches and any UCC-3 termination statements, required by the Bank to ensure that the assets of the Company and each Corporate Guarantor are free and clear of all Liens, except those Liens permitted pursuant to Section 7.01 and (ii) evidence, which may include an opinion of counsel, satisfactory to the Bank that neither the Company nor any Corporate Guarantor has any liabilities or obligations, contingent or otherwise, with respect to Canada Classique Inc. and Winnipeg Leather (1991) Inc.

(k)	Payment of Existing Indebtedness.  On the Closing Date, the Bank shall have received (i) evidence satisfactory to it that the Existing Indebtedness shall be paid in full upon the funding of the Loan, (ii) UCC-3 financing statements executed by BNY Financial Corp. assigning or terminating their respective security interests in all personal property of Company and each Corporate
Guarantor, (iii) except the facility to Canada Classique, Inc. identified on
Schedule III, satisfaction or termination of all of the Company's existing credit facilities and all other lines of credits provided by BNY Financial
Corp., (iv) except with respect to the guaranty identified on Schedule IV, releases by BNY Financial Corp. of all guarantees executed by the Company or any of its Subsidiaries and (v) evidence of the release of all mortgages held by BNY
Financial Corp. with respect to the Premises.

(l)	Landlord Waivers.  The Bank shall have received on or prior to the Closing
Date, a landlord's waiver and agreement on the Bank's form thereof executed by each lessor of real property leased by any Company or any Corporate Guarantor where Collateral (as that term is defined in the Security Agreement) is located.

(m)	Consummation of Mortgage Loan.  On the Closing Date, the Company and the
Bank shall have executed the First Mortgage.

(n)	Fees.  The Company shall have paid the fees payable on the Closing Date referred to in Section 3.04 and all costs and expenses incurred by the Bank in connection with the negotiation, preparation and execution of the Loan Documents and the creation and perfection of the Liens granted pursuant to the Security Agreements (including, without limitation, the fees and expenses of counsel and of the field audit identified in clause (h) above).

(o)	Financial Statements of the Company and its Subsidiaries.


The Bank shall have received not less than thirty days prior to the Closing Date (i) the audited consolidated financial statements of the Company and its Subsidiaries for the fiscal year ended December 31, 1997 accompanied by an unqualified opinion thereon of independent certified public accountants acceptable to the Bank, (ii) the management prepared consolidating financial statements of the Company and its Subsidiaries for the fiscal year ended December 31, 1997 which support the financial statements referred to in clause (i), which statement shall be certified by the Chief Financial Officer, and (iii) a copy of the management letter, if any, prepared by the auditors of the Company's financial statements for the fiscal years ended December 31, 1997 and December 31, 1996.

(p)	Certain Agreements.  Receipt and satisfactory review by the Bank of (i) all shareholder agreements, voting trust agreements, employment agreements, consulting agreements, and management agreements to which the Company or any
Corporate Guarantor is a party and (ii) all agreements governing the terms of
Indebtedness for borrowed money of the Company and each Corporate Guarantor, including, without limitation (x) the promissory note executed by the Company in favor of Panda Group Inc. (as amended) delivered by the Company in connection with the purchase of the assets of Panda Group Inc. and (y) the
Indebtedness payable to the estate of Max Reissman pursuant to an employment agreement dated July 1, 1992 by and between the Company and Max Reissman.

(q)	Litigation Update; Due Diligence.	Bank and its counsel shall have been
satisfied with its investigation of the USA Classic Securities Litigation, which investigation shall include discussions among the Bank, its counsel and counsel representing the Company in that litigation; and the Bank shall have completed all other due diligence with respect to the Company and each
Corporate Guarantor, including, without limitation, bank checkings, trade checkings, customer checkings and litigation checkings and the Bank shall have been satisfied with the results thereof.

(r)	Pension Plans.  Bank shall have received a copy of the most recent audit of the Company's and each Corporate Guarantor's pension plans which are subject to audit requirements under ERISA and confirmation satisfactory to it that
(i) such Plans are funded in accordance with at least the minimum statutory requirements for funding, (ii) no Reportable Event has occurred with respect to any Plan, and (iii) no termination of, or withdrawal from, any of such Plans has occurred or was contemplated that would result in any liability on the part of the Company or any Corporate Guarantor.

(s)	Completion of Proceedings.  All corporate and other proceedings, and all documents, instruments and other legal matters in connection with the transactions contemplated by the Loan Documents shall be satisfactory in form and substance to the Bank and its counsel.


(t)	Other Information, Documentation.	The Bank shall receive such other and
further information and documentation as it may require, including, but not limited, to any information or documentation relating to compliance by the
Company and each Corporate Guarantor with the requirements of all federal, state and local laws, ordinances, rules, regulations or policies governing the use, storage, treatment, transportation, refinement, handling, production or disposal of Hazardous Materials.

(u)	Notice of Borrowing.  The Bank shall have received, in accordance with
Section 2.01, a Notice of Borrowing duly executed by an Executive Officer of the Company with respect to the Term Loan.

SECTION 5.02.	Conditions to Settlement Loan tc \l2 "SECTION 5.02.
	Conditions to Settlement Loan . The obligation of the Bank to make the Settlement Loan hereunder is subject to the satisfaction of the conditions set forth in Section 5.01 (which conditions shall be deemed satisfied in the event the Bank funds the Term Loan on the Closing Date) and the following conditions precedent:

(a)	Settlement Note.  On or prior to the Settlement Funding Date, the Bank shall have received the Settlement Note duly executed by the Company.

(b)	Due Diligence.	At least five Business Days prior to the Settlement Funding
Date, the Bank shall have received such information with respect to the settlement of the USA Classic Securities Litigation as it shall deem necessary or appropriate, including, without limitation, a copy of the executed settlement agreement and the releases and other documents or instruments to be delivered pursuant thereto.

(c)	Approved Settlement.  The settlement of the USA Classic Securities
Litigation shall constitute an "Approved Settlement".

(d)	Notice of Borrowing.  The Bank shall have received, in accordance with
Section 2.03, a Notice of Borrowing duly executed by an Executive Officer of the Company with respect to the Settlement Loan.

(e) Settlement Date. The conditions identified in clauses (a) through (d) shall have been satisfied on or prior to January 8, 1999.

SECTION 5.03.	Conditions to all Loans tc \l2 "SECTION 5.03.	Conditions to
all Loans . The obligation of the Bank to make each Loan hereunder is subject to the conditions precedent set forth in Section 5.01, with respect to the Term Loan and the conditions set forth in Section 5.02 with respect to the Settlement Loan and the following conditions precedent:


(a)	Representations and Warranties.  The representations and warranties by the
Company and each Corporate Guarantor pursuant to this Agreement and the Loan Documents to which each is a party shall be true and correct on and as of the Borrowing Date with the same effect as though such representations and warranties had been made on and as of the Borrowing Date, and the Company shall have delivered a certificate to that effect dated the Borrowing Date and executed by an Executive Officer.

(b)	No Default.  The Company and each Corporate Guarantor shall be in compliance with all the terms and provisions set forth herein or in any other Loan Document on their part to be observed or performed, and no Default or Event of Default shall have occurred and be continuing on the Borrowing Date or will result after giving effect to the Loan, and the Company shall have delivered a certificate to that effect dated the Borrowing Date and executed by an Executive Officer.

(c)	No Material Adverse Changes.  Since December 31, 1997, nothing shall have occurred which in the Bank's sole opinion could individually or in the aggregate have a material adverse effect (including, without limitation, a material adverse effect resulting from any litigation identified on Schedule
VII) on (i) the rights and remedies of the Bank under any Loan Document,
(ii) the ability of the Company or any Corporate Guarantor to perform its obligations under any Loan Document to which it is a party, or (iii) the business, operations, performance, properties, prospects or condition, financial or otherwise, of the Company or any Corporate Guarantor after giving effect to the Loans.


ARTICLE VI
AFFIRMATIVE COVENANTS tc \l1 "ARTICLE VIAFFIRMATIVE COVENANTS

The Company covenants and agrees with the Bank that so long as the Commitments shall remain in effect or any of the principal of or interest on the Note or any other Obligations shall be unpaid it will, and will cause each Corporate Guarantor and each Canadian Subsidiary to:

SECTION 6.01.	Corporate Existence, Properties, etc. tc \l2 "SECTION 6.01.
	Corporate Existence, Properties, etc.   Do or cause to be done all things
necessary to preserve and keep in full force and effect its corporate existence, rights and franchises (provided each Canadian Subsidiary may be dissolved in accordance with applicable law provided it has satisfied all of its liabilities and obligations to all third parties and governmental authorities prior to such dissolution and neither the Company nor any Corporate Guarantor shall have any liability or obligation with respect thereto); comply in all material respects, with all laws applicable to it; at all times maintain, preserve and protect all franchises and trade names and preserve all of its property used or useful in the conduct of its business and keep the same in good repair, working order and condition, and from time to time make, or cause to be made, all needful and proper repairs, renewals, replacements, betterments and improvements thereto so that the business carried on in connection therewith may be properly and advantageously conducted at all times; at all times keep its insurable properties adequately insured and maintain (a) insurance to such extent and against such risks, including fire and business interruption, as is customary with companies in the same or similar businesses, (b) workmen's compensation insurance in the amount required by applicable law, (c) public liability insurance, which shall include product liability insurance, in the amount customary with companies in the same or similar business against claims for personal injury or death or properties owned, occupied or controlled by it, and (d) such other insurance as may be required by law or as may be required in writing by the Bank. Each such policy of insurance shall name the Bank as loss payee and additional insured and shall provide for at least thirty (30) day's prior written notice to the Bank of any modification or cancellation of such policies. The Company shall provide to the Bank promptly upon receipt thereof evidence of the annual renewal of each such policy.

SECTION 6.02.	Payment of Indebtedness, Taxes, etc. tc \l2 "SECTION 6.02.
	Payment of Indebtedness, Taxes, etc.   (a) Pay all indebtedness and
obligations, now existing or hereafter arising, as and when due and payable and
(b) pay and discharge or cause to be paid and discharged promptly all taxes, assessments and government charges or levies imposed upon it or upon its income and profits, or upon any of its property, real, personal or mixed, or upon any part thereof, before the same shall become in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a lien or charge upon such properties or any part thereof; provided, however, that neither the Company nor any Corporate Guarantor shall be required to pay and discharge or cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity thereof shall be contested in good faith by appropriate proceedings, and the Company or such Corporate Guarantor, as the case may be, shall have set aside on its books adequate reserves determined in accordance with Generally Accepted Accounting Principles with respect to any such tax, assessment, charge, levy or claim so contested and; further, provided that, subject to the foregoing proviso, the Company and each Corporate Guarantor will pay or cause to be paid all such taxes, assessments, charges, levies or claims upon the commencement of proceedings to foreclose any lien which has attached as security therefor.


SECTION 6.03.	Financial Statements, Reports, etc. tc \l2 "SECTION 6.03.
	Financial Statements, Reports, etc.   Furnish to the Bank:

(a)	(i) as soon as available, but in any event within 105 days after the end of each fiscal year of the Company, a copy of the audited consolidated balance sheet of the Company and the Corporate Guarantors as of the end of such year and the related audited consolidated statements of income, retained earnings and cash flow for such year, setting forth in each case in comparative form the respective figures for the previous fiscal year end, and accompanied by a report thereon of a "Big Six" accounting firm or other independent certified public accountants of recognized standing selected by the Company and satisfactory to the Bank (the "Auditor"), which report shall be unqualified; and (ii) as soon as available, but in any event within 105 days after the end of each fiscal year of the Company and each Corporate
Guarantor, a copy of the management prepared consolidating statements of the Company in the form previously delivered to the Bank pursuant to Section 5.01(0), which support the financial statements delivered pursuant to clause
(i), in each case of (i) and (ii) prepared in accordance with Generally
Accepted Accounting Principles, applied on a consistent basis and with respect to the statements referred to in clause (ii) accompanied by a certificate to that effect executed by the Chief Financial Officer;

(b)	as soon as available, but in any event not later than 60 days after the end of each quarterly period (other than the fourth fiscal quarter) of each fiscal year of the Company, a copy of the unaudited interim Consolidated and consolidating balance sheet of the Company and the Corporate Guarantors as of the end of each such quarter and the related unaudited interim Consolidated and consolidating statements in the form previously delivered to the Bank pursuant to Section 5.01(0)of income, retained earnings and cash flow for such quarter and the portion of the fiscal year through such date and, with respect to the Consolidated Statements, setting forth in each case in comparative form the respective figures, with respect to the balance sheet, for the previous fiscal year end and, with respect to the statements of income, retained earnings and cash flows for the corresponding period in the previous fiscal year, in each case prepared by the Chief Financial Officer in accordance with Generally Accepted Accounting Principles, applied on a consistent basis and accompanied by a certificate to that effect executed by the Chief Financial Officer;


(c) a certificate prepared and signed by the Auditor with each delivery required by (a) and a certificate prepared and signed by the Chief Financial Officer with each delivery required by clause (a) and clause (b), as to whether or not, as of the close of such preceding period and at all times during such preceding period, the Company or the Corporate Guarantor, as the case may be, was in compliance with all the provisions in this Agreement, showing computation of financial covenants and quantitative negative covenants, and if the Auditor or Chief Financial Officer, as the case may be, shall have obtained knowledge of any default in such compliance or notice of such default, it shall disclose in such certificate such default or defaults or notice thereof and the nature thereof, whether or not the same shall constitute an Event of Default hereunder;

(d)	at all times indicated in clause (a) above, a copy of the management letter, if any, prepared by the Auditor;

(e)	with each delivery required by clauses (a) and (b) above, a written report with respect to the USA Classic Securities Litigation, which report shall update the status of such litigation since the prior report and shall include information with respect to settlement discussions between the respective counsels to the Company and the plaintiff in such litigation. The portion of such report which contains non-public information shall be kept confidential by the Bank in accordance with the Confidentiality Agreement dated August
4, 1998 by and between the Company and the Bank.

(f)	promptly, after filing thereof, copies of all regular and periodic financial information, proxy materials and other information and reports which the Company or any Corporate Guarantor shall file with the Securities and Exchange Commission;

(g)	promptly after submission to any government or regulatory agency, all documents and information furnished to such government or regulatory agency other than such documents and information prepared in the normal course of business and which could not result in any adverse action to be taken by such agency; and

(h)	promptly, from time to time, such other information regarding the operations, business affairs and condition, financial or otherwise, of the Company or any Corporate Guarantor as the Bank may reasonably request.


SECTION 6.04.	Access to Premises and Records tc \l2 "SECTION 6.04.	Access
to Premises and Records . Maintain financial records in accordance with Generally Accepted Accounting Principles and permit representatives of the Bank to have access during normal business hours to the premises of the Company and each Corporate Guarantor upon request (subject to not less than five (5) day's prior notice), and to examine and make excerpts from the minute books, books of accounts, reports and other records and to discuss the affairs, finances and accounts of the Company and the Corporate
Guarantors with their respective principal officers or with their respective independent accountants.

SECTION 6.05.	Notice of Adverse Change tc \l2 "SECTION 6.05.	Notice
of Adverse Change . Promptly notify the Bank in writing of (a) any change in the business or the operations which may be materially adverse to the business, operations, prospects, properties or assets or to the condition, financial or otherwise, of the Company or any Corporate Guarantor disclosing the nature thereof, and (b) any information which indicates that any financial statements which are the subject of any representation contained in this Agreement, or which are furnished to the Bank pursuant to this Agreement, fail, in any material respect, to present fairly the financial condition and results of operations purported to be presented therein, disclosing the nature thereof.

SECTION 6.06.	Notice of Default tc \l2 "SECTION 6.06.	Notice of Default .
	Promptly notify the Bank of any Default or Event of Default which notice shall include a written statement as to such occurrence, specifying the nature thereof and the action which is proposed to be taken with respect thereto.


SECTION 6.07.	Notice of Litigation tc \l2 "SECTION 6.07.	Notice of
Litigation . Give the Bank prompt written notice of (a) any judgment filed against the Company or any Corporate Guarantor in connection with the USA Classic Securities Litigation, (b) any settlement agreed to by the Company and/or any other parties to the USA Classic Securities Litigation, with respect to matters which are the subject of such litigation or any party,
(c) any trial date which may be set with respect to the USA Classic
Securities Litigation and cause counsel to the Company and the Corporate Guarantors to make itself available to the Bank to discuss the status of the USA Classic Securities Litigation as requested from the Bank from time to time, and (d) any action, suit or proceeding at law or in equity or by or before any governmental instrumentality or other agency which, if adversely determined against the Company or any Corporate Guarantor, on the basis of the allegations and information set forth in the complaint or other notice of such action, suit or proceeding, or in the amendments thereof, if any, would
(i) materially impair the right of the Company or any Corporate Guarantor to carry on its business substantially as now conducted or (ii) materially and adversely affect the business, operations, assets or condition, financial or otherwise, of the Company or any Corporate Guarantor.

SECTION 6.08.	ERISA tc \l2 "SECTION 6.08.	ERISA .  Promptly deliver to
the Bank a certificate of the Chief Financial Officer of the Company setting forth details as to such occurrence and such action, if any, which the Company, such Corporate Guarantor or such ERISA Affiliate is required or proposes to take, together with any notices required or proposed to be given to or filed with or by the Company, such Corporate Guarantor, ERISA
Affiliate, the PBGC, a Plan participant or the Plan Administrator, with respect thereto: that a Reportable Event has occurred, that an accumulated funding deficiency has been incurred or an application may be or has been made to the Secretary of the Treasury for a waiver or modification of the minimum funding standard (including any required installment payments) or an extension of any amortization period under Section 412 of the Code with respect to a Plan, that a Plan has been or may be terminated, reorganized, partitioned or declared insolvent under Title IV of ERISA, that a Plan has an Unfunded Current Liability giving rise to a lien under ERISA, that proceedings may be or have been instituted to terminate a Plan, that a proceeding has been instituted pursuant to Section 515 of ERISA to collect a delinquent contribution to a Plan, or that the Company, any Corporate Guarantor or any ERISA Affiliate will or may incur any liability (including any contingent or secondary liability) to or on account of the termination of or withdrawal from a Plan under Section 4062, 4063, 4064, 4201 or 4204 of ERISA. The
Company will deliver to the Bank a complete copy of the annual report
(Form 5500) of each Plan required to be filed with the Internal Revenue
Service. In addition to any certificates or notices delivered to the Bank pursuant to the first sentence hereof, copies of annual reports and any other notices received by the Company or any Corporate Guarantor required to be delivered to the Bank hereunder shall be delivered to the Bank no later than 10 days after the later of the date such report or notice has been filed with the Internal Revenue Service or the PBGC, given to Plan participants or received by the Company or a Corporate Guarantor.

SECTION 6.09.	Compliance with Applicable Laws tc \l2 "SECTION 6.09.
	Compliance with Applicable Laws .	Comply with the requirements of all
applicable laws, rules, regulations and orders of any governmental authority, the breach of which could materially and adversely affect the business, operations, prospects, properties or assets or the condition, financial or otherwise, of the Company or any Corporate Guarantor, including, without limitation, the rules and regulations of the Board of Governors of the
Federal Reserve System and the Federal Deposit Insurance Corporation.


SECTION 6.10.	Subsidiaries and Affiliates tc \l2 "SECTION 6.10.
	Subsidiaries and Affiliates .	Promptly notify the Bank prior to the occurrence
thereof, of the creation, establishment or acquisition, in any manner, of any
Subsidiary of the Company or any Corporate Guarantor not existing on the date hereof and cause (a) each Subsidiary (other than any Canadian Subsidiary) to execute a Corporate Guaranty and Security Agreement concurrently with the creation, establishment or acquisition of such Subsidiary, and concurrently with the delivery of each Security Agreement and Corporate Guaranty pursuant to this
Section 6.10 provide to the Bank the supporting documents identified in clauses (a), (b), (c) and (d) of Section 5.01(g) in each case with respect to the Subsidiary executing the same, together with a favorable written opinion of counsel to such Subsidiary in form and substance satisfactory to the Bank, as to the due execution, delivery and enforceability of such documents and such other matters as the Bank may request.

SECTION 6.11.	Default in Other Agreements tc \l2 "SECTION 6.11.	Default
in Other Agreements .	Promptly notify the Bank of any default which in any
manner could materially and adversely affect the business, properties, assets, operations or condition, financial or otherwise, of the Company or any Corporate Guarantor in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which the Company or any Corporate Guarantor is a party.


SECTION 6.12.	Environmental Laws.	  tc \l2 "SECTION 6.12.	Environmental
Laws.	  Comply with and ensure compliance by all tenants and subtenants of their respective properties with the requirements of all applicable Environmental
Laws, provide to the Bank all documentation in connection with such compliance that the Bank may request, and defend, indemnify, and hold harmless the Bank, its employees, agents, officers, and directors, from and against any claims, demands, penalties, fines, liabilities, settlements, damages, costs, or expenses of whatever kind of nature, known or unknown, contingent or otherwise, arising out of, or in any way related to, (a) the presence, disposal, release, or threatened release of any Hazardous Materials on any property at any time owned or occupied by the Company or any Corporate Guarantor; (b) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to such Hazardous Materials;
(c) any lawsuit brought or threatened, settlement reached, or government order relating to such Hazardous Materials, and/or (d) any violation of laws, orders, regulations, requirements, or demands of government authorities, or any policies or requirements of the Bank, which are based upon or in any way related to such Hazardous Materials including, without limitation, reasonable attorney and consultant fees, investigation and laboratory fees, court costs, and litigation expenses. Execute and cause each Corporate Guarantor to execute any and all documentation with respect to environmental matters as the Bank may request and such documentation shall be in form and substance satisfactory to the Bank.

SECTION 6.13.	Further Assurance. tc \l2 "SECTION 6.13.	Further
Assurance.   Execute and deliver to the Bank all such documents and instruments and do all such other acts and things as may be necessary or required by the Bank to enable the Bank to exercise and enforce its rights under the Loan Documents to which it is a party, and to record and file and re-record and re-file all such documents and instruments, at such time or times, in such manner and at such place or places, all as may be necessary or required by the Bank to validate, preserve and protect the rights of the Bank under the Loan Documents.


ARTICLE VII
NEGATIVE COVENANTS tc \l1 "ARTICLE VIINEGATIVE COVENANTS

The Company covenants and agrees with the Bank that so long as the Commitments shall remain in effect or any of the principal of or interest on the Note or any other Obligations shall be unpaid, it will not, and will not cause or permit any Corporate Guarantor or any Canadian Subsidiary, directly or indirectly, to:

SECTION 7.01.	Liens tc \l2 "SECTION 7.01.	Liens .	Incur, create,
assume or suffer to exist any Lien on any of their respective assets now or hereafter owned, other than:

(a)	Liens existing on the date hereof as set forth on Schedule II attached hereto but not any renewals or extensions thereof;

(b)	Liens for taxes, assessments or other governmental charges or levies not yet delinquent or which are being contested in good faith by appropriate proceedings, provided, however, that adequate reserves with respect thereto are maintained on the books of the Company or any Corporate Guarantor in accordance with Generally Accepted Accounting Principles;

(c)	carriers', warehousemans', mechanics', suppliers or other like Liens arising in the ordinary course of business and not overdue for a period of more than 30 days or which are being contested in good faith by appropriate proceedings in a manner which will not jeopardize or diminish the interest of the Bank in any of the collateral subject to the Security Agreements;


(d)	Liens incurred or deposits to secure the performance of tenders, bids, trade contracts, leases, statutory obligations, surety, performance and appeal bonds, and other obligations of similar nature incurred in the ordinary course of business;

(e)	any attachment, judgment or similar Lien arising in connection with any court or governmental proceeding provided that the execution or other enforcement of such Lien is effectively stayed;

(f)	easements, rights of way, restrictions and other similar charges or encumbrances which in the aggregate do not interfere with the occupation, use and enjoyment by the Company or any Corporate Guarantor of the property or assets encumbered thereby in the normal course of their respective business or materially impair the value of the property subject thereto;

(g)	deposits under workmen's compensation, unemployment insurance and social security laws;

(h)	purchase money Liens for fixed or capital assets, including obligations under any Capital Lease securing Indebtedness permitted pursuant to Section 7.02(g) and 7.13(e); provided, in each case, (i) no Event of Default or event which, upon notice or lapse of time or both, would constitute an Event of Default shall have occurred and be continuing or shall occur after the grant of the proposed Lien, and (ii) such purchase money Lien does not exceed 100% of the purchase price and encumbers only the property being acquired; and

(i)	Liens granted to the Bank.

SECTION 7.02.	Indebtedness tc \l2 "SECTION 7.02.	Indebtedness .  Incur,
create, assume or suffer to exist or otherwise become liable in respect of any Indebtedness, other than:

(a)	Indebtedness incurred prior to the date hereof as described in Schedule
"III" attached hereto but not including any renewals or extensions thereof;

(b)	Indebtedness to the Bank;

(c)	Indebtedness for trade payables incurred in the ordinary course of business which are not more than ninety (90) overdue;

(d)	Indebtedness consisting of guarantees permitted pursuant to Section 7.03;

(e)	Subordinated Indebtedness approved in writing by the Bank;

(f)	Indebtedness owing by the Company to any Corporate Guarantor or by any
Corporate Guarantor to the Company or any other Corporate Guarantor; and

(g)	Indebtedness secured by purchase money liens as permitted under Section
7.01(h) such Indebtedness not to exceed $100,000 in the aggregate outstanding at any time.

SECTION 7.03.	Guaranties tc \l2 "SECTION 7.03.	Guaranties .	Guarantee,
endorse, become surety for, or otherwise in any way become or be responsible for the Indebtedness or obligations of any Person, whether by agreement to maintain working capital or equity capital or otherwise maintain the net worth or solvency of any Person or by agreement to purchase the Indebtedness of any other Person, or agreement for the furnishing of funds, directly or indirectly, through the purchase of goods, supplies or services for the purpose of discharging the Indebtedness of any other Person or otherwise, or enter into or be a party to any contract for the purchase of merchandise, materials, supplies or other property if such contract provides that payment for such merchandise, materials, supplies or other property shall be made regardless of whether delivery of such merchandise, supplies or other property is ever made or tendered except:

(a)	guaranties executed prior to the date hereof as described on Schedule IV attached hereto but not including any renewals or extension thereof;

(b)	endorsements of negotiable instruments for collection or deposit in the ordinary course of business; and

(c)	guaranties of any Indebtedness under this Agreement or any other
Indebtedness owing to the Bank.

SECTION 7.04.	Sale of Assets tc \l2 "SECTION 7.04.	Sale of Assets .  Sell,
lease, transfer or otherwise dispose of their respective properties and assets, whether or not pursuant to an order of a federal agency or commission, except for (a) the sale of inventory disposed of in the ordinary course of business,
(b) the sale or other disposition of properties or assets no longer used or useful in the conduct of their respective businesses, (c) the sale of all the outstanding shares of capital stock of any Canadian Subsidiary.


SECTION 7.05.	Sales of Notes tc \l2 "SECTION 7.05.	Sales of Notes .  Sell,
transfer, discount or otherwise dispose of notes, accounts receivable or other obligations owing to the Company or any Corporate Guarantor, with or without recourse, except for collection in the ordinary course of business.

SECTION 7.06.	Loans and Investments tc \l2 "SECTION 7.06.	Loans and
Investments . Make or commit to make any advance, loan, extension of credit, or capital contributions to or purchase or hold beneficially any stock or other securities, or evidence of Indebtedness of, purchase or acquire all or a substantial part of the assets of, make or permit to exist any interest whatsoever in, any other Person except (a) as permitted pursuant to the last sentence of Section 7.15, (b) for the ownership of stock of any Subsidiaries existing as of the Closing Date or created after the Closing Date subject to and in compliance with Section 6.10; (c) the Company may make loans and advances to a Corporate Guarantor and each Corporate Guarantor may make loans and advances to the Company or any other Corporate Guarantor; and (d) the Company and each Corporate Guarantor may invest in:

(i)	direct obligations of the United States of America or any governmental agency thereof, provided that such obligations mature within one year from the date of acquisition thereof;

(ii)	dollar denominated certificates of time deposit maturing within one year issued by any commercial bank organized and existing under the laws of the United Sates or any state thereof and having aggregate capital and surplus in excess of $1,000,000,000;

(iii) money market mutual funds having assets in excess of $2,500,000,000;

(iv)	commercial paper rated not less an P-1 or A-1 or their equivalent by
Moody's Investor Services,Inc. or Standard & Poor's Corporation, respectively;
or

(v)	tax exempt securities of a U.S. issuer rated A or better by Standard and
Poor's Corporation or Moody's Investors Service, Inc.

SECTION 7.07.	Nature of Business tc \l2 "SECTION 7.07.	Nature of
Business .   Change or alter, in any material respect, the nature of its business from the nature of the business engaged in by it on the date hereof.


SECTION 7.08.	Sale and Leaseback tc \l2 "SECTION 7.08.	Sale and
Leaseback .	 Enter into any arrangement, directly or indirectly, with any Person whereby it shall sell or transfer any property, whether real or personal, used or useful in its business, whether now owned or hereafter acquired, if at the time of such sale or disposition it intends to lease or otherwise acquire the right to use or possess (except by purchase) such property or like property for a substantially similar purpose.

SECTION 7.09.	Leases tc \l2 "SECTION 7.09.	Leases .   Become liable in any
way, whether directly or by assignment or as a guarantor or other surety, for the obligations of the lessee under any operating lease, unless, immediately after giving effect to the occurrence of the liability with respect to such leases, the aggregate amount of all rents paid under such leases at the time in effect during the then current fiscal year will not exceed in the aggregate $200,000.

SECTION 7.10. 	Federal Reserve Regulations tc \l2 "SECTION 7.10. 	Federal
Reserve Regulations .   Permit any Loan or the proceeds of any Loan to be used
for any purpose which violates or is inconsistent with the provisions of Regulations T, U or X of the Board of Governors of the Federal Reserve System.

SECTION 7.11.	Accounting Policies and Procedures tc \l2 "SECTION 7.11.
	Accounting Policies and Procedures .  (i) Permit any change in the accounting policies and procedures of the Company or any Corporate Guarantor, including a change in fiscal year, without the prior written consent of the Bank;
provided, however, that any policy or procedure required to be changed by the
FASB (or other board or committee of the FASB in order to comply with
Generally Accepted Accounting Principles) may be so changed.

SECTION 7.12.	Limitations on Fundamental Changes tc \l2 "SECTION 7.12.
	Limitations on Fundamental Changes .   Merge or consolidate with, or sell,
assign, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now or hereafter acquired) to any Person, or acquire all or substantially all of the assets or the business of any Person or liquidate, wind up or dissolve or suffer any liquidation or dissolution. Notwithstanding the foregoing, each Canadian Subsidiary may sell all or substantially all of its assets on commercially reasonable terms; provided neither the Company nor any Corporate Guarantor shall have any obligation or liability, contingent or otherwise, with respect to any such sale.

SECTION 7.13.	Financial Condition Covenants. tc \l2 "SECTION 7.13.	Financial
Condition Covenants.

(a)	Consolidated Tangible Net Worth Plus Consolidated Subordinated Debt.
Permit at any time Consolidated Tangible Net Worth plus Consolidated Subordinated Debt to be less than the amount set forth below opposite the relevant period.

Period						Amount

Closing Date through December 30, 1998		$5,750,000


December 31, 1998 and December 29, 1999		$7,000,000

and for each comparable period thereafter commencing on the last day of a fiscal year through the day next preceding the last day of the following fiscal year in an amount not less than the sum of actual
Consolidated Tangible Net Worth on the last day of the immediately preceding fiscal year plus $1,250,000

(b)	Total Consolidated Unsubordinated Liabilities to Consolidated Tangible Net
Worth Plus Subordinated Debt.  Permit at any time the ratio of Consolidated
Total Unsubordinated Liabilities to Consolidated Tangible Net Worth plus Consolidated Subordinated Debt to be greater than the ratio set forth below opposite the relevant period:

Period						Ratio

Closing Date through December 30, 1998			2.35:1.00
December 31, 1998 and thereafter				2.00:1.00

(c)	Consolidated Debt Service Coverage Ratio.  Permit the Consolidated Debt
Service Coverage Ratio to be less than 1.25:1:00 at the end of any fiscal quarter or fiscal year of the Company.

(d)	Consolidated Net Loss.  Suffer a Consolidated net loss (calculated exclusive of extraordinary gains) at the end of any fiscal year of the Company or for any two fiscal quarters of a period consisting of four consecutive fiscal quarters.

(e)	Capital Expenditures.  Permit Consolidated Capital Expenditures to exceed
$150,000 in any fiscal year of the Company.

SECTION 7.14.	Subordinated Debt tc \l2 "SECTION 7.14.	Subordinated
Debt .	Directly or indirectly prepay, defease, purchase, redeem, or otherwise acquire any Subordinated Debt.


SECTION 7.15. Dividends tc \l2 "SECTION 7.15. Dividends . Declare any dividend on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of stock of the Company or any Corporate Guarantor, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash, securities or property or in obligations of the Company or any Corporate Guarantor or in any combination thereof, or permit any Affiliate to make any payment on account of, or purchase or otherwise acquire, any shares of any class of the stock of the Company or any Corporate Guarantor from any Person. Notwithstanding the foregoing, (a) any Corporate Guarantor may pay and declare dividends and make distributions to the Company, and (b) the Company may repurchase shares of its common stock from time to time provided that no Event of Default shall have occurred and be continuing or would occur after giving effect to such repurchase, and, provided further that the Company shall notify the Bank prior to any proposed repurchase and in connection therewith deliver to the Bank a certificate executed by an Executive Officer certifying compliance with the covenants contained in Section 7.13 both prior to and after giving effect to the proposed repurchase.

SECTION 7.16.	Transactions with Affiliates tc \l2 "SECTION 7.16.
	Transactions with Affiliates . Enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of the Company's or any of the Corporate Guarantor's business and upon fair and reasonable terms no less favorable to the Company or such Corporate Guarantor than they would obtain in a comparable arms-length transaction with a Person not an Affiliate.

SECTION 7.17.	Impairment of Security Interest tc \l2 "SECTION 7.17.
	Impairment of Security Interest . Take or omit to take any action which could reasonably be expected to have the result of effecting or impairing the security interest in any property subject to a security interest in favor of the Bank and neither the Company nor any Corporate Guarantor shall, except as set forth in Section 7.01 and Section 7.04, grant to any person any interest whatsoever in any property subject to a security interest in favor of the Bank.

SECTION 7.18.	Joint Ventures.	 tc \l2 "SECTION 7.18.	Joint
Ventures.	 Enter into any joint venture or partnership agreement.

SECTION 7.19.	Annual Clean Up.	 tc \l2 "SECTION 7.19.	Annual Clean
Up.	 Permit any loans to be outstanding under any line or lines of credit maintained by the Company with the Bank from time to time for a period of at least thirty (30) consecutive days in any fiscal year of the Company.
Nothing in this Section 7.19 shall be construed to require the Bank to extend or maintain any line of credit with the Company or any Corporate Guarantor.


SECTION 7.20.	Canadian Subsidiaries. tc \l2 "SECTION 7.20.	Canadian
Subsidiaries.   Permit any Canadian Subsidiary to (a) engage in any business, incur any Indebtedness or acquire any assets (b) have assets at any time in excess of $25,000 or (c) have net income for any period in excess of $25,000, (in each case of (b) and (c) determined exclusive of any duty remission entitlement due from any Canadian governmental authority).


ARTICLE VIII
EVENTS OF DEFAULT tc \l1 "ARTICLE VIIIEVENTS OF DEFAULT

SECTION 8.01.	Events of Default tc \l2 "SECTION 8.01.	Events of Default .  In
the case of the happening of any of the following events (each an "Event of Default"):

(a)	(i) failure by the Company to pay the principal on any Loan when due and payable or (ii) failure by the Company or any Corporate Guarantor to pay any interest on any Loan, or any fees or other amounts payable under any Loan Document, within three Business Days of the date when due or payable;

(b)	default shall be made in the due observance or performance of (i) any covenant set forth in Section 6.01, 6.02, 6.08, 6.09, 6.12, or 6.13 if such default shall continue unremedied for a period of thirty (30) days or (ii) any covenant, condition or agreement of the Company or any Corporate Guarantor to be performed pursuant to this Agreement or any other Loan Document other than those specified in Section 8.01(a);

(c)	any representation or warranty made in this Agreement or any other Loan
Document shall prove to be false or misleading in any material respect when made or given or when deemed made or given;

(d)	any report, certificate, financial statement or other instrument furnished in connection with this Agreement or any other Loan Document or the borrowings hereunder, shall prove to be false or misleading in any material respect when made or given;

(e)	default in the performance or compliance in respect of any agreement or condition relating to any Indebtedness of the Company or any Corporate Guarantor in excess of $50,000, individually or in the aggregate, (other than the Note), if the effect of such default is to accelerate the maturity of such Indebtedness or to permit the holder or obligee thereof (or a trustee on behalf of such holder or obligee) to cause such Indebtedness to become due prior to the stated maturity thereof, or any Indebtedness in excess of $50,000, individually or in the aggregate, shall not be paid when due;


(f)	the Company, any Corporate Guarantor or Symax Garment (1993), Ltd. shall
(i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other federal or state bankruptcy, insolvency or similar law, (ii) consent to the institution of, or fail to controvert in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the employment of a receiver, trustee, custodian, sequestrator or similar official for the Company, any Corporate Guarantor or Symax Garment (1993), Ltd. or for a substantial part of its property; (iv) file an answer admitting the material allegations of a petition filed against it in such proceeding, (v) make a general assignment for the benefit of creditors, (vii) become unable or admit in writing its inability or fail generally to pay its debts as they become due or
(vii) take corporate action for the purpose of effecting any of the foregoing;

(g)	an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Company, any Corporate Guarantor or Symax Garment (1993), Ltd. or of a substantial part of their respective property, under Title 11 of the United States Code or any other federal or state bankruptcy insolvency or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Company, any Corporate Guarantor or Symax Garment (1993), Ltd. or for a substantial part of their property, or
(iii) the winding-up or liquidation of the Company, any Corporate Guarantor or Symax Garment (1993), Ltd. and such proceeding or petition shall continue undismissed for 30 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 30 days;

(h)	one or more orders, judgments (other than any judgment referred to in
Section 8.01(k) below) or decrees for the payment of money in excess of $100,000 in the aggregate shall be rendered against the Company, any Corporate Guarantor or any Canadian Subsidiary and the same shall not have been paid in accordance with such judgment, order or decree and either (i) an enforcement proceeding shall have been commenced by any creditor upon such judgment, order or decree, or (ii) there shall have been a period of thirty
(30) days during which a stay of enforcement of such judgment order or decree, by reason of pending appeal or otherwise, was not in effect;


(i)	any Plan shall fail to maintain the minimum funding standard required for any Plan year or part thereof or a waiver of such standard or extension of any amortization period is sought or granted under Section 412 of the Code, any Plan is, shall have been terminated or the subject of termination proceedings under ERISA, any Plan shall have an Unfunded Current Liability, a Reportable Event shall have occurred with respect to a Plan or the Company, any Corporate Guarantor or any Canadian Subsidiary or any ERISA Affiliate shall have incurred a liability to or on account of a Plan under
Section 515, 4062, 4063, 4063, 4201 or 4204 of ERISA, and there shall result from any such event or events the imposition of a lien upon the assets of the Company or any Corporate Guarantor securing obligations in excess of $25,000, individually or in the aggregate, the granting of a security interest, or a liability to the PBGC or a Plan or a trustee appointed under ERISA or a penalty under Section 4971 of the Code;

(j)	any provision of any Loan Document shall for any reason cease to be in full force and effect in accordance with its terms or the Company or any Corporate
Guarantor shall so assert in writing;

(k)	the Company pays or is obligated to pay (i) an amount in excess of
$1,000,000 in connection with the USA Classic Securities Litigation whether pursuant to a judgment or order issued in such litigation or pursuant to a settlement of such litigation or (ii) an amount in excess of $350,000, individually or in the aggregate, in connection with any litigation or litigations (other than the USA Classic Securities Litigation) arising in whole or in part from or in connection with the events or circumstances which were the basis or alleged basis for the USA Classic Securities Litigation whether pursuant to a judgment or order issued in such litigation or litigations or pursuant to a settlement of such litigation or litigations;

(l)  a Change of Control shall have occurred;

(m)	any of the liens purposed to be granted pursuant to any Security Agreement shall cease for any reason to be legal, valid and enforceable liens on the collateral purported to be covered thereby or shall cease to have the priority purported to be created thereby;

(n)	two of the following persons: Bruce Reissman, Mitchell Binder and Dennis
Sunshine shall cease to be executive officers of the Company who are actively involved in the day-to-day management of the Company or any Corporate
Guarantor; or

(o)	an Event of Default (as that term is defined in the First Mortgage) shall have occurred;


then, at any time thereafter during the continuance of any such event, the Bank may, upon notice to the Company, take either or both of the following actions at the same or different times (i) terminate the Commitments whereupon the Commitments shall terminate immediately, and/or (ii) declare the Loans and all other amounts owing under this Agreement and the Notes, both as to principal and interest, to be forthwith due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, anything contained herein or in any Note to the contrary notwithstanding; provided, however, that if an event specified in
Section 8.01(f) and (g) shall have occurred, the Commitments shall automatically terminate and the Notes shall be immediately due and payable.


ARTICLE IX
MISCELLANEOUS tc \l1 "ARTICLE IXMISCELLANEOUS

SECTION  9.01.	Notices tc \l2 "SECTION  9.01.	Notices .	All notices,
requests and demands to or upon the respective parties hereto to be effective shall be in writing, and unless otherwise expressly provided herein, shall be conclusively deemed to have been received by a party hereto and to be effective on the day on which delivered to such party at the address set forth below, or, in the case of telecopy notice, when acknowledged as received, or if sent by registered or certified mail, on the third Business Day after the day on which mailed in the United States, addressed to such party at said address:

(a)	if to the Bank, at

The Chase Manhattan Bank
395 North Service Road
Melville, New York 11747
Attention:  Account Officer
  Orbit International Corp.
Telecopy:	  (516) 755-0139

(b)	if to the Company, at

Orbit International Corp.
80 Cabot Court
Hauppauge, New York 11788
Attention:  Mr. Mitchell Binder
  Vice President - Finance

Telecopy:   (516) 435-0065

with a copy to:

Squadron, Ellenoff, Plesent &
 Sheinfeld, LLP
551 Fifth Avenue
New York, New York 10176
Attention:  Barbara A. Wood, Esq.
Telecopy:  (212) 697-6686

	- and -

(c)	as to each such party at such other address as such party shall have designated to the other in a written notice complying as to delivery with the provisions of this Section 9.01.

SECTION  9.02.	Survival of Agreement tc \l2 "SECTION  9.02.	Survival of
Agreement . All covenants, agreements, representations and warranties made herein and in the other Loan Documents and in the certificates delivered pursuant hereto or thereto shall survive the making by the Bank of the Loans herein contemplated and the execution and delivery to the Bank of the Notes evidencing the Loans and shall continue in full force and effect so long as any
Note is outstanding and unpaid. Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Company and the Corporate Guarantor which are contained in this Agreement shall bind and inure to the benefit of the respective successors and assigns of the Bank. The Company may not assign or transfer any of its interest under this Agreement, the Notes or any other Loan
Document without the prior written consent of the Bank.


SECTION  9.03.	Expenses of the Bank tc \l2 "SECTION  9.03.	Expenses of the
Bank . The Company agrees (a) to indemnify, defend and hold harmless the Bank and its officers, directors, employees, and affiliates (each, an "indemnified person") from and against any and all losses, claims, damages, liabilities or judgments to which any such indemnified person may be subject and arising out of or in connection with the Loan Documents, the financings contemplated hereby, the use of any proceeds of such financings or any related transaction or any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any of such indemnified persons is a party thereto, and to reimburse each of such indemnified persons upon demand for any reasonable, legal or other expenses incurred in connection with the investigation or defending any of the foregoing; provided that the foregoing indemnity will not, as to any indemnified person, apply to losses, claims, damages, liabilities, judgments or related expenses to the extent arising from the wilful misconduct or gross negligence of such indemnified person; and (b) to reimburse the Bank from time to time, upon demand, all out-of-pocket expenses (including expenses of its due diligence investigation, and fees and disbursements of counsel and the allocated costs of internal counsel) incurred in connection with the financings contemplated under this Agreement, the preparation, execution and delivery of this Agreement and the other Loan Documents, any amendments and waivers hereof or thereof, the security arrangements contemplated thereby and the enforcement thereof. The provisions of this Section 9.03 shall survive termination of this Agreement.

SECTION  9.04.	No Waiver of Rights by the Bank tc \l2 "SECTION  9.04.	No
Waiver of Rights by the Bank . Neither any failure nor any delay on the part of the Bank in exercising any right, power or privilege hereunder or under the Notes or any other Loan Document shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise of any other right, power or privilege.

SECTION  9.05.	APPLICABLE LAW tc \l2 "SECTION  9.05.	APPLICABLE
LAW .  THIS AGREEMENT AND THE NOTES SHALL BE CONSTRUED IN
ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW
YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.


SECTION  9.06.	SUBMISSION TO JURISDICTION tc \l2 "SECTION  9.06.
	SUBMISSION TO JURISDICTION ; JURY WAIVER. THE COMPANY HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE UNITED STATES
DISTRICT COURT OF THE EASTERN DISTRICT OF NEW YORK AND ANY COURT
IN THE STATE OF NEW YORK IN ANY ACTION, SUIT OR PROCEEDING BROUGHT AGAINST IT AND RELATED TO OR IN CONNECTION WITH THIS AGREEMENT OR
ANY OTHER LOAN DOCUMENT OR ANY OF THE TRANSACTIONS
CONTEMPLATED HEREBY OR THEREBY, AND TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE COMPANY HEREBY WAIVES AND AGREES NOT TO
ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE, IN ANY SUCH SUIT, ACTION OR PROCEEDING ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT
TO THE JURISDICTION OF SUCH COURTS, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF
THE SUIT, ACTION OR PROCEEDING IS IMPROPER, OR THAT THIS AGREEMENT
OR ANY OTHER LOAN DOCUMENT OR ANY OTHER DOCUMENT OR
INSTRUMENT REFERRED TO HEREIN OR THEREIN OR THE SUBJECT MATTER THEREOF MAY NOT BE LITIGATED IN OR BY SUCH COURTS. TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE COMPANY AGREES NOT TO (a) SEEK AND HEREBY WAIVES THE RIGHT TO ANY REVIEW OF THE JUDGMENT OF ANY SUCH COURT BY ANY COURT OF ANY OTHER NATION OR JURISDICTION WHICH MAY
BE CALLED UPON TO GRANT AN ENFORCEMENT OF SUCH JUDGMENT AND (b) ASSERT ANY COUNTERCLAIM IN ANY SUCH SUIT, ACTION OR PROCEEDING.
THE COMPANY AGREES THAT SERVICE OF PROCESS MAY BE MADE UPON IT BY CERTIFIED OR REGISTERED MAIL TO THE ADDRESS FOR NOTICES SET FORTH IN THIS AGREEMENT OR ANY METHOD AUTHORIZED BY THE LAWS OF NEW YORK.
 EXCEPT AS PROHIBITED BY LAW, THE COMPANY AND THE BANK EACH HEREBY WAIVES ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, THE NOTE OR ANY OTHER LOAN
DOCUMENT.

SECTION  9.07.	Extension of Maturity tc \l2 "SECTION  9.07.	Extension of
Maturity . Except as otherwise expressly provided herein, whenever a payment to be made hereunder shall fall due and payable on any day other than a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time shall be included in computing interest.

SECTION  9.08.	Modification of Agreement tc \l2 "SECTION  9.08.
	Modification of Agreement . No modification, amendment or waiver of any provision of this Agreement, the Notes or any other Loan Document, nor consent to any departure by the Company therefrom shall in any event be effective unless the same shall be in writing and signed by the Bank and the Company and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Company in any case shall entitle the Company to any other or further notice or demand in the same, similar or other circumstance.

SECTION  9.09.	Severability tc \l2 "SECTION  9.09.	Severability .  In case
any one or more of the provisions contained in this Agreement, the Notes or in any other Loan Document should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby.

SECTION  9.10.	Sale of Participations tc \l2 "SECTION  9.10.	Sale of
Participations . The Bank reserves the right to sell participations in or to sell and assign its rights, duties or obligations with respect to the Loans or the Commitment to such banks, lending institutions or other parties as it may choose and without the consent of the Company. The Bank may furnish any information concerning the Company or any Corporate Guarantor in its possession from time to time to any assignee or participant (or proposed assignee or participant).


SECTION  9.11.	Reinstatement; Certain Payments tc \l2 "SECTION  9.11.
	Reinstatement; Certain Payments . If claim is ever made upon the Bank for repayment or recovery of any amount or amounts received by the Bank in payment or on account of any of the Obligations under this Agreement, the Bank shall give prompt notice of such claim to the Company, and if the Bank repays all or part of said amount by reason of (a) any judgment, decree or order of any court or administrative body having jurisdiction over the Bank or any of its property, or (b) any settlement or compromise of any such claim effected by the Bank with any such claimant, then and in such event the Company agrees that any such judgment, decree, order, settlement or compromise shall be binding upon such Company notwithstanding the cancellation of the Notes or other instrument evidencing the Obligations under this Agreement or the termination of this Agreement, and the Company shall be and remain liable to the Bank hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by the Bank.

SECTION 9.12. Right of Setoff tc \l2 "SECTION 9.12. Right of Setoff . If an Event of Default shall have occurred and be continuing, the Bank, Chase Securities, Inc. and each other Affiliate of the Bank are each hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Company against any and all the Obligations, irrespective of whether or not the Bank shall have made any demand under this Agreement or the Notes and although such obligations may be unmatured. The rights of the Bank under this Section 9.12 are in addition to other rights and remedies (including, without limitation, other rights of setoff) which the Bank may have.

SECTION  9.13.	Counterparts tc \l2 "SECTION  9.13.	Counterparts .  This
Agreement may be executed in counterparts, each of which shall constitute an original, but all of which, taken together, shall constitute one and the same instrument.

SECTION  9.14.	Headings tc \l2 "SECTION  9.14.	Headings .  Section headings
used herein are for convenience of reference only and are not to affect the construction of or be taken into consideration in interpreting this Agreement.

IN WITNESS WHEREOF, the Company and the Bank have caused this Agreement to be duly executed by their duly authorized officers, as of the day and year first above written.


ORBIT INTERNATIONAL CORP.


By:/s/ Dennis Sunshine
Title: President


THE CHASE MANHATTAN BANK


By:/s/ Christopher Zimmerman
Title: Vice President
FF2/69905_A



	EXHIBIT A-1

	FORM OF TERM NOTE


$950,000	Uniondale, New York
	August 4, 1998



FOR VALUE RECEIVED, ORBIT INTERNATIONAL CORP., a Delaware corporation (the "Company"), promises to pay to the order of THE CHASE MANHATTAN BANK (the "Bank") on or before June 1, 2003 (the "Maturity Date"), the principal amount of NINE HUNDRED FIFTY THOUSAND DOLLARS ($950,000) in twenty (20) consecutive quarterly installments of $47,500 on the first Business Day of each June, September, December and March commencing September 1, 1998, provided the final installment on the Maturity Date shall be in an amount equal to the remaining principal amount outstanding on the Maturity Date.

The Company also promises to pay interest on the unpaid principal amount hereof from the date hereof until paid in full at the rates and at the times which shall be determined in accordance with the provisions of the Credit Agreement referred to below.

This Note is the "Term Note" issued pursuant to and entitled to the benefits of the Credit Agreement dated as of August 4, 1998, between the Bank and the Company (as the same may be amended, modified or supplemented from time to time, the "Credit Agreement"), to which reference is hereby made for a more complete statement of the terms and conditions under which the Loan evidenced hereby was made and is to be repaid. Capitalized terms used herein without definition shall have the meanings set forth in the Credit Agreement.

The Bank shall record the date and amount of each payment or prepayment of principal of the Loan on the grid schedule annexed to this Note; provided, however, that the failure of the Bank to set forth the Loan, payments and other information on the attached grid schedule shall not in any manner effect the obligation of the Company to repay the Loan made by the Bank in accordance with the terms of this Note.

This Note is subject to optional and mandatory prepayment as provided in
Section 3.03 of the Agreement.

Upon the occurrence of an Event of Default, the unpaid balance of the principal amount of this Note, together with all accrued but unpaid interest thereon, may become, or may be declared to be, due and payable in the manner, upon the conditions and with the effect provided in the Credit Agreement.


All payments of principal and interest in respect of this Note shall be made in lawful money of the United States of America in same day funds at the office of the Bank located at the Bank's Payment Office or at such other place as shall be designated in writing for such purpose in accordance with the terms of the Credit Agreement.

No reference herein to the Credit Agreement and no provision of this Note or the Credit Agreement shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of an interest on this Note at the place, at the respective times, and in the currency herein prescribed.

The Company waives presentment, demand, protest and notice of any kind in connection with this Note.

THIS NOTE SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND
ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

IN WITNESS WHEREOF, the Company has caused this Note to be executed and delivered by its duly authorized officer, as of the day and year and at the place first above written.

ORBIT INTERNATIONAL CORP.


By:___________________________
Title:



	SCHEDULE OF LOAN

Amount of
Date	      	  	Principal					Principal
of	    		  	Amount of		Maturity		Paid or
Loan	      		Loan     		of Loan		Unpaid




	EXHIBIT A-2

	FORM OF SETTLEMENT NOTE


$500,000	Uniondale, New York
	[Date]



FOR VALUE RECEIVED, ORBIT INTERNATIONAL CORP., a Delaware corporation
(the "Company"), promises to pay to the order of THE CHASE MANHATTAN BANK (the "Bank") on or before [insert the last day of the calendar quarter immediately preceding the third anniversary of the Settlement Funding Date] (the
"Maturity Date"), the principal amount of FIVE HUNDRED THOUSAND DOLLARS ($500,000) in twelve (12) consecutive quarterly installments of $41,667 on the first Business Day of each June, September, December and March commencing [insert last day of calendar quarter in which Settlement Funding Date occurs], provided the final installment on the Maturity Date shall be in an amount equal to the remaining principal amount outstanding on the Maturity Date.

The Company also promises to pay interest on the unpaid principal amount hereof from the date hereof until paid in full at the rates and at the times which shall be determined in accordance with the provisions of the Credit Agreement referred to below.

This Note is the "Settlement Note" issued pursuant to and entitled to the benefits of the Credit Agreement dated as of August 4, 1998, between the Bank and the Company (as the same may be amended, modified or supplemented from time to time, the "Credit Agreement"), to which reference is hereby made for a more complete statement of the terms and conditions under which the Loan evidenced hereby was made and is to be repaid. Capitalized terms used herein without definition shall have the meanings set forth in the Credit Agreement.

The Bank shall record the date and amount of each payment or prepayment of principal of the Loan on the grid schedule annexed to this Note; provided, however, that the failure of the Bank to set forth the Loan, payments and other information on the attached grid schedule shall not in any manner effect the obligation of the Company to repay the Loan made by the Bank in accordance with the terms of this Note.

This Note is subject to optional and mandatory prepayment as provided in
Section 3.03 of the Agreement.

Upon the occurrence of an Event of Default, the unpaid balance of the principal amount of this Note, together with all accrued but unpaid interest thereon, may become, or may be declared to be, due and payable in the manner, upon the conditions and with the effect provided in the Credit Agreement.


All payments of principal and interest in respect of this Note shall be made in lawful money of the United States of America in same day funds at the office of the Bank located at the Bank's Payment Office or at such other place as shall be designated in writing for such purpose in accordance with the terms of the Credit Agreement.

No reference herein to the Credit Agreement and no provision of this Note or the Credit Agreement shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of an interest on this Note at the place, at the respective times, and in the currency herein prescribed.

The Company waives presentment, demand, protest and notice of any kind in connection with this Note.

THIS NOTE SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND
ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

IN WITNESS WHEREOF, the Company has caused this Note to be executed and delivered by its duly authorized officer, as of the day and year and at the place first above written.

ORBIT INTERNATIONAL CORP.


By:___________________________
Title:



	SCHEDULE OF LOAN

Amount of
Date	      	  	Principal					Principal
of	    		  	Amount of		Maturity		Paid or
Loan	      		Loan     		of Loan		Unpaid


	EXHIBIT B-1



	SECURITY AGREEMENT


SECURITY AGREEMENT dated as of August 4, 1998 by and between ORBIT INTERNATIONAL CORP., a Delaware corporation, having its principal place of business at 80 Cabot Court, Hauppauge, New York 11788 (the "Company") and THE CHASE MANHATTAN BANK, a New York banking corporation, having an office at 395 North Service Road, Melville, New York 11747 (the "Secured Party").

	RECITALS

A.	The Secured Party and the Company have entered into a Credit Agreement, dated as of August 4, 1998 (as the same may be amended, modified or supplemented from time to time, the "Credit Agreement"), pursuant to which the Company will receive loans and other financial accommodations from the Secured Party and will incur Obligations.

B. 	To induce the Secured Party to extend credit to the Company on and after the date hereof as provided in the Credit Agreement, the Company wishes to grant the Secured Party security and assurance in order to secure the payment and performance of all Obligations and to that effect to grant the Secured
Party a first priority perfected security interest in its assets and in connection therewith to execute and deliver this Security Agreement.

Accordingly, the parties hereto hereby agree as follows:


	DEFINITIONS

Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement.

"Agreement": shall mean this Agreement and shall include all amendments, modifications and supplements hereto and shall refer to this Agreement as the same may be in effect at the time such reference becomes operative.


"Equipment": shall mean all machinery, equipment, office machinery, furniture, fixtures, conveyors, tools, materials, storage and handling equipment, computer equipment and hardware, including central processing units, terminals, drives, memory units, printers, keyboards, screens, peripherals and input or output devices, automotive equipment, trucks, molds, dies, stamps, motor vehicles and other equipment of every kind and nature and wherever situated now or hereafter owned by the Company or in which the Company may have any interest together with all additions and accessions thereto, all replacements and all accessories and parts therefor, all manuals, blueprints, know-how, warranties and records in connection therewith, all rights against suppliers, warrantors, manufacturers, sellers or others in connection therewith, and together with all substitutions for any of the foregoing.

"General Intangibles": shall mean all "General Intangibles," as such term is defined in Section 9-106 of the Uniform Commercial Code of the State of New York, now or hereafter owned by Company, including, without limitation, present and future trade secrets and other proprietary information;
trademarks, trade names and trademark applications, service marks, business names, logos and the goodwill of the business relating thereto; copyrights and copyright applications and all tangible property embodying the copyrights; unpatented inventions (whether or not patentable); designs; patent applications and patents; customer contracts, license agreements related to any of the foregoing and the income therefrom; books, records, computer tapes or disks, flow diagrams, specification sheets, source codes, object codes, and other physical manifestations of the foregoing.

"Inventory": shall mean all goods now or hereafter owned by the Company or in which the Company now or hereafter has an interest intended for sale, lease or other disposition by, or consumption in the business of, the Company of every kind and nature and wherever located, including, without limitation, all raw materials, work in process, finished goods, goods consigned to the Company to the extent of its interest therein as consignee, goods in transit, materials and supplies of any kind, nature or description which are or might be used in connection with the manufacture, packing, shipping, advertising, selling or finishing of any such goods; and all documents of title or documents representing the same and all records, files and writings with respect thereto.


"Receivables": shall mean and include, with respect to the Company, all right, title and interest of the Company in all present and future accounts receivable, contract rights (including, without limitation, all rights to reimbursement by insurers with respect to legal fees, costs and expenses under insurance policies maintained by the Company), promissory notes, chattel paper, all tax refunds and rights to receive tax refunds, bonds, rights of indemnification, contribution and subrogation, leases, computer tapes, programs and software, computer service contracts, deposits, causes of action, choses in action, judgments, and claims against third parties of every kind or nature, investment securities, notes, drafts, acceptances, letters of credit and rights to receive proceeds of letters of credit, instruments and deposit accounts, book accounts, credits and reserves and all forms of obligations whatsoever owing, together with all instruments, all documents of title representing any of the foregoing, and all rights in any merchandise or goods which any of the same may represent, all books, ledgers, files and records with respect to any Collateral or security given to the Secured Party hereunder by Company, together with all right, title, security and guaranties with respect to each Receivable, including any right of stoppage in transit.

I.	SECURITY

SECTION 1.01. Grant of Security. As security for the Obligations, the Company hereby transfers, assigns and grants the Secured Party a first priority perfected lien on and first priority perfected security interest in all of its personal property, including, without limitation, all of its Receivables, Equipment, Inventory and General Intangibles and all proceeds thereof together with all accessions and additions thereto, substitutions and replacements therefor and products and proceeds thereof whether now owned or existing or hereafter arising or acquired and wherever located (collectively, the "Collateral").

SECTION 1.02.	Deposit Accounts.  The Company grants the Secured Party as
further security for all of the Obligations a first priority perfected security interest in all of the Company's moneys, securities and other property in the possession of or deposited with or in the custody of the Secured Party or any representative, agent or correspondent of the Secured Party whether for safekeeping, pledge, custody, transmission, collection or otherwise and all of the Company's deposits (general or special), balances, sums and credits with the Secured Party at any time existing.

SECTION 1.03. Release and Satisfaction. Upon the termination of this Agreement and the indefeasible payment in full of the Obligations, the Secured Party shall deliver to the Company upon request therefor and at the Company's expense, releases and satisfactions of all financing statements, notices of assignment and other registrations of security.


SECTION 1.04. Records; Location of Collateral. So long as the Company shall have any Obligation to the Secured Party, (a) the Company shall not move its chief executive office, principal place of business or office at which is kept its books and records (including computer printouts and programs) from the locations existing on the date hereof and listed on Schedule B annexed hereto; (b) the Company shall not establish any offices or other places of business at any other location; (c) the Company shall not move any of the Collateral to any location other than those locations existing on the date hereof and listed on Schedule B annexed hereto, unless, in each case of clauses (a), (b) and (c) above, (i) the Company shall have given the Secured Party thirty (30) day's prior written notice of its intention to do so, identifying the new location and provides such other information as the Secured Party deems necessary, and (ii) the Company shall have delivered to the Secured Party financing statements and such other documentation in form and substance satisfactory to the Secured Party and required by the Secured Party to preserve the Secured Party's security interest in the Collateral.

II.	REPRESENTATIONS AND WARRANTIES

SECTION 2.01. Representations and Warranties With Respect to Security. The Company hereby represents and warrants to the Secured Party as follows:

(a)	Ownership of Collateral.  The Company owns all of its personal property and assets including, without limitation, the Equipment and the Inventory, free and clear of any lien, encumbrance, mortgage, security agreement, pledge or charge other than the liens, mortgages, encumbrances, security interests, and charges permitted under Section 7.01 of the Credit Agreement.

(b)	Trademarks, Patents and Copyrights.  Annexed hereto as Schedule A is a complete list of all patents, trademarks, trade names, copyrights, applications therefor, and other similar General Intangibles which the Company owns or has the right to use as of the date of this Agreement. The Company is not aware of any assertions or claims challenging the validity of any of the foregoing. The business of the Company as now conducted does not conflict with any patents, patent rights, licenses, trademarks, trademark rights, trade names, trade name rights or copyrights of others. There is no infringement of any General Intangible of the Company.

(c)	Receivables.  Annexed hereto as Schedule B is a list showing the chief place of business and chief executive offices of the Company and all places at which Company maintains records relating to its Receivables as of the date of this Agreement.

(d)	Inventory.  Annexed hereto as Schedule B is a list showing all places where the Company maintains its Inventory as of the date of this Agreement. None of the Company's Inventory is currently maintained or will be maintained with any bailee that issues negotiable warehouse receipts or other negotiable instruments therefore.

(e)	Equipment.  Annexed hereto as Schedule B is a list describing all the places where the Equipment of the Company is located.


(f)	Trade Names.  The Company has not done during the five years prior to this Agreement, and does not currently do, business under fictitious business names or trade names. The Company has not been known under any other name during such five year period. The Company will only change its name or do business under any other fictitious business names or trade names during the term of this Agreement after giving not less than thirty (30) Day's prior written notice to the Secured Party.

(g)	Enforceability of Security Interests.  Upon the execution of this
Agreement by the Company and the filing of financing statements properly describing the Collateral and identifying the Company as debtor and the Secured Party as the secured party in the jurisdictions identified on Schedule C annexed hereto, the security interests and liens granted to the Secured Party under Section 1.01 hereof shall constitute valid, perfected and first priority security interests and liens in and to the Collateral, other than Collateral which may not be perfected by filing under the Uniform Commercial Code and subject to the Liens expressly permitted pursuant to the Credit Agreement, in each case enforceable against all third parties and securing the payment of all Obligations purported to be secured thereby.

III.		FURTHER RIGHTS OF SECURED PARTY

SECTION 3.01. Further Actions. The Company shall do all things, take all further action and deliver all documents and instruments requested by the Secured Party to protect or perfect any security interest, mortgage or lien given hereunder or under any other Loan Document to which it is a party, including, without limitation, financing statements under the Uniform
Commercial Code and all documents and instruments necessary under the Federal Assignment of Claims Act and under any applicable foreign law. The Company authorizes the Secured Party to execute, alone, any financing statement or other documents or instruments that the Secured Party may require to perfect, protect or establish any lien or security interest hereunder or under any other Loan Document and further authorizes the Secured Party to sign the Company's name on the same. The Company appoints the Secured Party or its designee as the Company's attorney-in-fact to endorse the name of the Company on any checks, notes, drafts or other forms of payment or security that may come into the possession of the Secured Party or any Affiliate of the Secured
Party, to sign the Company's name on invoices or bills of lading, drafts against customers, notices of assignment, verifications and schedules and, generally, to do all things necessary to carry out this Agreement and the other Loan Documents. The Secured Party may, at any time, notify the Postal Service authorities to change the address of delivery of mail to an address designated by the Secured Party. The powers granted herein, being coupled with an interest, are irrevocable until all of the Obligations are irrevocably paid in full and this Agreement is terminated. Neither the Secured Party nor any attorney-in-fact shall be liable for any act or omission, error in judgment or mistake of law provided the same is not the result of gross negligence or willful misconduct.


SECTION 3.02. Insurance and Assessments. In the event the Company shall fail to purchase or maintain insurance, or pay any tax, assessment, government charge or levy, except as the same may be otherwise permitted hereunder or under the Credit Agreement, or in the event that any lien, encumbrance or secured interest prohibited hereby shall not be paid in full or discharged, or in the event the Company shall fail to perform or comply with any other covenant, promise or obligation to the Secured Party hereunder, or under any other Loan Document, the Secured Party may, but shall not be required to, perform, pay, satisfy, discharge or bond the same for the account of the Company, and all money so paid by the Secured Party, including reasonable attorney's fees, shall be deemed an Obligation of the Company.

SECTION 3.03. Notices. The Secured Party may at any time after the occurrence and during the continuance of an Event of Default notify customers or account debtors that the Receivables have been assigned to the Secured Party or of its secured interest therein and to direct such account debtors or customers to make payment of all amounts due or to become due to the Company directly to the Secured Party and upon such notification and at the Company's expense to enforce collection of any such Receivables, and to adjust, compromise or settle for cash, credit or otherwise upon any terms the amount of payment thereof.

SECTION 3.04. Inspection. The Secured Party may examine and inspect the Inventory, Equipment or other Collateral and may examine, inspect and copy all books and records with respect thereto or relevant to the Obligations during the Company's normal business hours.

SECTION 3.05. Right of Entry. Upon the occurrence and during the continuance of an Event of Default, the Secured Party may, to the extent not prohibited by law, without charge, enter any of the Company's premises, and until it completes the enforcement of its rights in the Inventory or the Equipment or other Collateral subject to its security interest hereunder and the sale or other disposition of any property subject thereto, take possession of such premises without charge, rent or payment therefor (through self help without judicial process and without having first given notice or obtained an order of any court), or place custodians in control thereof, remain on such premises and use the same for the purpose of completing any work in progress, preparing any Collateral for disposition, and disposition of or collecting any Collateral.


SECTION 3.06.	Mortgagee/Landlord Waivers.  The Company shall cause each
mortgagee of real property owned by the Company and each landlord of real property leased by the Company to execute and deliver instruments satisfactory in form and substance to the Secured Party by which such mortgagee or landlord waives its rights, if any, in the Collateral and acknowledges the right of the Secured Party to enter the premises to remove the Collateral.

SECTION 3.07. Indemnification. The Company agrees to indemnify the Secured Party and hold it harmless from and against any and all injuries, claims, damages, judgments, liabilities, costs and expenses (including, without limitation, reasonable fees and disbursements of counsel), charges and encumbrances which may be incurred by or asserted against the Secured Party in connection with or arising out of any assertion, declaration or defense of the Secured Party's rights or security interest under the provisions of this Agreement or any other Loan Document, permitting it to collect, settle or adjust Receivables or to deal with account debtors in any way or in connection with the realization, repossession, safeguarding, insuring or other protection of the Inventory, the Equipment or other Collateral or in connection with the collecting, perfecting or protecting the Secured Party liens and security interests hereunder or under any other Loan Document.

IV.	REMEDIES OF SECURED PARTY


SECTION 4.01. Enforcement. Upon the occurrence of any Event of Default, the Secured Party shall have, in addition to all of its other rights under this Agreement and the other Loan Documents by operation of law or otherwise
(which rights shall be cumulative), all of the rights and remedies of a secured party under the Uniform Commercial Code and shall have the right to enter upon any premises where such Collateral is kept and retake possession thereof.
Upon the occurrence and during the continuance of an Event of Default, the Secured Party may, without demand, advertising or notice all of which the Company hereby waives (except as the same may be required by law), sell, lease, dispose of, deliver and grant options to a third party to purchase, lease or otherwise dispose of any and all Equipment, Inventory, Receivables, General Intangibles or other security or Collateral held by it or for its account at any time or times in one or more public or private sales or other dispositions, for cash, on credit or otherwise, at such prices and upon such terms as the Secured Party, in its sole discretion, deems advisable.
The Company agrees that if notice of sale shall be required by law such requirement shall be met if such notice is mailed, postage prepaid, to the Company at its address set forth above or such other address as it may have, in writing, provided to the Secured Party, at least five (5) days before the time of such sale or disposition. Notice of any public sale shall be sufficient if it describes the security or Collateral to be sold in general terms, stating the amounts thereof, the nature of the business in which such Collateral was created and the location and nature of the properties covered by the other security interests or mortgages and the prior liens thereon. The Secured Party may postpone or adjourn any sale of any Collateral from time to time by an announcement at the time and place of the sale to be so postponed or adjourned without being required to give a new notice of sale. The Secured Party may be the purchaser at any such sale if it is public, free from any right of redemption, which the Company also waives and payment may be made, in whole or in part, in respect of such purchase price by the application of the Obligations by the Secured Party.
The Company with respect to its property constituting such Collateral, shall be obligated for, and the proceeds of sale shall be applied first to, the costs of retaking, assembling, finishing, collecting, refurbishing, storing, guarding, insuring, preparing for sale, and selling the Collateral, including the fees and disbursements of attorneys, auctioneers, appraisers and accountants employed by the Secured Party. Proceeds shall then be applied to the payment in whatever order the Secured Party may elect, of all of the Obligations. The Secured Party shall return any surplus then remaining from proceeds, subject to the rights of any holder of a lien on the Collateral of which the Secured Party has actual notice. In the event that the proceeds of any sale or other disposition of the Collateral are insufficient to cover the principal of, and premium, if any, and interest on, the Obligations secured thereby plus costs and expenses of the sale or other disposition, the Company shall remain liable for any deficiency.

SECTION 4.02. Waiver. The Company waives any right, to the extent applicable law permits, to receive prior notice of or a judicial or other hearing with respect to any action or prejudgment remedy or proceeding by the Secured
Party to take possession, exercise control over, or dispose of any item of the Collateral in any instance (regardless of where the same may be located) where such action is permitted under the terms of this Agreement or by applicable law or of the time, place or terms of sale in connection with the exercise of the Secured Party's rights hereunder and also waives, to the extent permitted by law, any bonds, security or sureties required by any statute, rule or otherwise by law as an incident to any taking of possession by the Secured Party of property subject to the Secured Party's lien. The Company also waives any damages (direct, consequential or otherwise) occasioned by the enforcement of the Secured Party's rights under this Agreement including the taking of possession of any Collateral all to the extent that such waiver is permitted by law and to the extent that such damages are not caused by the Secured Party's gross negligence or willful misconduct. These waivers and all other waivers provided for in this Agreement and any other Loan Documents have been negotiated by the parties and the Company acknowledges that it has been represented by counsel of its own choice and has consulted such counsel with respect to its rights hereunder.


SECTION 4.03. Other Rights. The Company agrees that the Secured Party shall not have any obligation to preserve rights to any Collateral against prior parties or to proceed first against any Collateral or to marshall any Collateral of any kind for the benefit of any other creditors of the Company or any other Person. The Secured Party is hereby granted, to the extent that the Company is permitted to grant a license or right of use, a license or other right to use, without charge, labels, patents, copyrights, rights of use, of any name, trade secrets, trade names, trademarks and advertising matter, or any property of a similar nature of the Company as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and the Company's rights under all licenses and any franchise, sales or distribution agreements shall inure to the Secured Party's benefit.

SECTION 4.04. Expenses. The Company agrees that it shall pay all costs and expenses incurred in amending, implementing, perfecting, collecting, defending, declaring and enforcing the Secured Party's rights and security interests in the Collateral hereunder or under the Credit Agreement or any other Loan Document or other instrument or agreement delivered in connection herewith or therewith, including, but not limited to, searches and filings at all times, and the Secured Party's reasonable attorneys' fees (regardless of whether any litigation is commenced, whether default is declared hereunder, and regardless of tribunal or jurisdiction).

V.  GENERAL PROVISIONS

SECTION 5.01. Termination. This Agreement shall remain in full force and effect until all the Obligations shall have been indefeasibly fully paid and satisfied and the Commitments shall have terminated and, until such time, the Secured Party shall retain all security in and title to all existing and future Equipment, Inventory, Receivables and General Intangibles and other Collateral held by it hereunder.

SECTION 5.02. Remedies Cumulative. The Secured Party's rights and remedies under this Agreement shall be cumulative and non-exclusive of any other rights or remedies which it may have under the Credit Agreement, any other
Loan Document or any other agreement or instrument, by operation of law or otherwise and may be exercised alternatively, successively or concurrently as the Secured Party may deem expedient.

SECTION 5.03. Binding Effect. This Agreement is entered into for the benefit of the parties hereto and their successors and assigns. It shall be binding upon and shall inure to the benefit of the said parties, their successors and assigns.

SECTION 5.04. Notices. Wherever this Agreement provides for notice to either party (except as expressly provided to the contrary), it shall be given in the manner specified and shall be addressed as set forth in the Credit Agreement.


SECTION 5.05. Waiver. No delay or failure on the part of the Secured Party in exercising any right, privilege, remedy or option hereunder shall operate as a waiver of such or any other right, privilege, remedy or option, and no waiver shall be valid unless in writing and signed by an officer of the Secured Party and only to the extent therein set forth.

SECTION 5.06. Modifications and Amendments. This Agreement and the other agreements to which it refers constitute the complete agreement between the parties with respect to the subject matter hereof and may not be changed, modified, waived, amended or terminated orally, but only by a writing signed by the party to be charged.

SECTION 5.07. Survival of Representations and Warranties. The representations and warranties of the Company made or deemed made herein shall survive the execution and delivery of this Agreement.

SECTION 5.08. Applicable Law; Consent to Jurisdiction; Waiver of Jury Trial. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE
LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES OR
CONFLICT OR CHOICE OF LAWS.  THE COMPANY HEREBY IRREVOCABLY SUBMITS TO
THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE EASTERN
DISTRICT OF NEW YORK AND ANY COURT IN THE STATE OF NEW YORK, COUNTY OF
NASSAU IN ANY ACTION, SUIT OR PROCEEDING BROUGHT AGAINST IT AND RELATED
TO OR IN CONNECTION WITH THIS AGREEMENT OR THE TRANSACTIONS
CONTEMPLATED HEREBY, AND TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE COMPANY HEREBY WAIVES AND AGREES NOT TO ASSERT BY WAY OF MOTION, AS A
DEFENSE OR OTHERWISE IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM
THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURTS,
THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT
FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER, OR
THAT THIS AGREEMENT OR ANY DOCUMENT OR ANY INSTRUMENT REFERRED TO
HEREIN OR THE SUBJECT MATTER THEREOF MAY NOT BE LITIGATED IN OR BY SUCH COURTS. TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE COMPANY AGREES
(i) NOT TO SEEK AND HEREBY WAIVES THE RIGHT TO ANY REVIEW OF THE
JUDGMENT OF ANY SUCH COURT BY ANY COURT OF ANY OTHER NATION OR
JURISDICTION WHICH MAY BE CALLED UPON TO GRANT AN ENFORCEMENT OF SUCH JUDGMENT AND (ii) NOT TO ASSERT ANY COUNTERCLAIM IN ANY SUCH SUIT,
ACTION OR PROCEEDING.  THE COMPANY AGREES THAT SERVICE OF PROCESS MAY
BE MADE UPON IT BY CERTIFIED OR REGISTERED MAIL TO THE ADDRESS FOR
NOTICES SET FORTH IN THIS AGREEMENT OR ANY METHOD AUTHORIZED BY THE
LAWS OF NEW YORK.  THE COMPANY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY
JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR
RELATING TO THIS AGREEMENT, THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized, on the day and year first above written.

ORBIT INTERNATIONAL CORP.



By:
Title:


THE CHASE MANHATTAN BANK



By:
Title: Vice President


	Schedule A


	List of Intellectual Property






	Schedule B


	List of Collateral Locations


Schedule C


	List of Jurisdictions for Filing




	EXHIBIT B-2


	CORPORATE GUARANTOR
	SECURITY AGREEMENT


SECURITY AGREEMENT dated as of August 4, 1998 by and between
 , a        corporation, having its principal place of business at
(the "Guarantor") and THE CHASE MANHATTAN BANK, a New York banking corporation, having an office at 395 North Service Road, Melville, New York 11747 (the "Secured Party").

	RECITALS

A.	The Secured Party, and Orbit International Corp. (the "Company") have entered into a Credit Agreement, dated as of August __, 1998 as the same may be amended, modified or supplemented from time to time, the "Credit Agreement"), pursuant to which the Company will receive loans and other financial accommodations from the Secured Party and will incur Obligations.

B.	Pursuant to the Corporate Guaranty dated the date of hereof, the Guarantor has guaranteed the payment by the Company of all its Obligations (the obligations of the Guarantor under such guaranty is hereinafter referred to as the "Guaranty Obligations").

C. 	To induce the Secured Party to enter into the Credit Agreement and to extend credit to the Company on and after the date hereof as provided in the Credit
Agreement, the Guarantor wishes to grant the Secured Party security and assurance in order to secure the payment and performance of all its Guaranty
Obligations and to that effect to grant the Secured Party a first priority perfected security interest in its assets and in connection therewith to execute and deliver this Security Agreement.

Accordingly, the parties hereto hereby agree as follows:


	DEFINITIONS

Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement.

"Agreement": shall mean this Agreement and shall include all amendments, modifications and supplements hereto and shall refer to this Agreement as the same may be in effect at the time such reference becomes operative.


"Equipment": shall mean all machinery, equipment, office machinery, furniture, fixtures, conveyors, tools, materials, storage and handling equipment, computer equipment and hardware, including central processing units, terminals, drives, memory units, printers, keyboards, screens, peripherals and input or output devices, automotive equipment, trucks, molds, dies, stamps, motor vehicles and other equipment of every kind and nature and wherever situated now or hereafter owned by the Guarantor or in which the Guarantor may have any interest together with all additions and accessions thereto, all replacements and all accessories and parts therefor, all manuals, blueprints, know-how, warranties and records in connection therewith, all rights against suppliers, warrantors, manufacturers, sellers or others in connection therewith, and together with all substitutions for any of the foregoing.

"General Intangibles": shall mean all "General Intangibles," as such term is defined in Section 9-106 of the Uniform Commercial Code of the State of New York, now or hereafter owned by Guarantor, including, without limitation, present and future trade secrets and other proprietary information; trademarks, trade names and trademark applications, service marks, business names, logos and the goodwill of the business relating thereto; copyrights and copyright applications and all tangible property embodying the copyrights; unpatented inventions (whether or not patentable); designs; patent applications and patents; customer contracts, license agreements related to any of the foregoing and the income therefrom; books, records, computer tapes or disks, flow diagrams, specification sheets, source codes, object codes, and other physical manifestations of the foregoing.

"Inventory": shall mean all goods now or hereafter owned by the Guarantor or in which the Guarantor now or hereafter has an interest intended for sale, lease or other disposition by, or consumption in the business of, the Guarantor of every kind and nature and wherever located, including, without limitation, all raw materials, work in process, finished goods, goods consigned to the Guarantor to the extent of its interest therein as consignee, goods in transit, materials and supplies of any kind, nature or description which are or might be used in connection with the manufacture, packing, shipping, advertising, selling or finishing of any such goods; and all documents of title or documents representing the same and all records, files and writings with respect thereto.


"Receivables": shall mean and include, with respect to the Guarantor, all right, title and interest of the Guarantor in all present and future accounts receivable, contract rights (including, without limitation, all rights to reimbursement by insurers with respect to legal fees, costs and expenses under insurance policies maintained by the Guarantor, promissory notes, chattel paper, all tax refunds and rights to receive tax refunds, bonds, rights of indemnification, contribution and subrogation, leases, computer tapes, programs and software, computer service contracts, deposits, causes of action, choses in action, judgments, and claims against third parties of every kind or nature, investment securities, notes, drafts, acceptances, letters of credit and rights to receive proceeds of letters of credit, instruments and deposit accounts, book accounts, credits and reserves and all forms of obligations whatsoever owing, together with all instruments, all documents of title representing any of the foregoing, and all rights in any merchandise or goods which any of the same may represent, all books, ledgers, files and records with respect to any Collateral or security given to the Secured Party hereunder by Guarantor, together with all right, title, security and guaranties with respect to each Receivable, including any right of stoppage in transit.

I.	SECURITY

SECTION 1.01. Grant of Security. As security for the Guaranty Obligations, the Guarantor hereby transfers, assigns and grants the Secured Party a first priority perfected lien on and first priority perfected security interest in all of its personal property, including, without limitation, all of its Receivables, Equipment, Inventory and General Intangibles and all proceeds thereof together with all accessions and additions thereto, substitutions and replacements therefor and products and proceeds thereof whether now owned or existing or hereafter arising or acquired and wherever located (collectively, the "Collateral").

SECTION 1.02.	Deposit Accounts.  The Guarantor grants the Secured Party as further security for all of the Guaranty Obligations a first priority perfected security interest in all of the Guarantor's moneys, securities and other property in the possession of or deposited with or in the custody of the Secured Party or any representative, agent or correspondent of the Secured Party whether for safekeeping, pledge, custody, transmission, collection or otherwise and all of the Guarantor's deposits (general or special), balances, sums and credits with the Secured Party at any time existing.

SECTION 1.03. Release and Satisfaction. Upon the termination of this Agreement and the indefeasible payment in full of the Guaranty Obligations, the Secured Party shall deliver to the Guarantor upon request therefor and at the Guarantor's expense, releases and satisfactions of all financing statements, notices of assignment and other registrations of security.


SECTION 1.04. Records; Location of Collateral. So long as the Guarantor shall have any Guaranty Obligation to the Secured Party, (a) the Guarantor shall not move its chief executive office, principal place of business or office at which is kept its books and records (including computer printouts and programs) from the locations existing on the date hereof and listed on Schedule B annexed hereto; (b) the Guarantor shall not establish any offices or other places of business at any other location; (c) the Guarantor shall not move any of the Collateral to any location other than those locations existing on the date hereof and listed on Schedule B annexed hereto, unless, in each case of clauses (a), (b) and (c) above, (i) the Guarantor shall have given the Secured Party thirty (30) day's prior written notice of its intention to do so, identifying the new location and provides such other information as the Secured Party deems necessary, and

(ii) the Guarantor shall have delivered to the Secured Party financing statements and such other documentation in form and substance satisfactory to the Secured Party and required by the Secured Party to preserve the Secured Party's security interest in the Collateral. The Guarantor will not permit Collateral having an aggregate valve (based on the greater of book value or fair market value) in excess of $5,000 to be located at its sales office at 4532 Telephone Road, Suite 103, Venture, California.


II.	REPRESENTATIONS AND WARRANTIES

SECTION 2.01. Representations and Warranties With Respect to Security. The Guarantor hereby represents and warrants to the Secured Party as follows:

(a)	Ownership of Collateral.  The Guarantor owns all of its personal property and assets including, without limitation, the Equipment and the Inventory, free and clear of any lien, encumbrance, mortgage, security agreement, pledge or charge other than the liens, mortgages, encumbrances, security interests, and charges permitted under Section 7.01 of the Credit Agreement.

(b)	Trademarks, Patents and Copyrights.  Annexed hereto as Schedule A is a complete list of all patents, trademarks, trade names, copyrights, applications therefor, and other similar General Intangibles which the Guarantor owns or has the right to use as of the date of this Agreement. The Guarantor is not aware of any assertions or claims challenging the validity of any of the foregoing. The business of the Guarantor as now conducted does not conflict with any patents, patent rights, licenses, trademarks, trademark rights, trade names, trade name rights or copyrights of others. There is no infringement of any General Intangible of the Guarantor.

(c)	Receivables.  Annexed hereto as Schedule B is a list showing the chief place of business and chief executive offices of the Guarantor and all places at which Guarantor maintains records relating to its Receivables as of the date of this Agreement.


(d)	Inventory.  Annexed hereto as Schedule B is a list showing all places where the Guarantor maintains its Inventory as of the date of this Agreement. None of the Guarantor's Inventory is currently maintained or will be maintained with any bailee that issues negotiable warehouse receipts or other negotiable instruments therefore.

(e)	Equipment.  Annexed hereto as Schedule B is a list describing all the places where the Equipment of the Guarantor is located.

(f)	Trade Names.  The Guarantor has not done during the five years prior to this Agreement, and does not currently do, business under fictitious business names or trade names. The Guarantor has not been known under any other name during such five year period. The Guarantor will only change its name or do business under any fictitious business names or trade names during the term of this Agreement after giving not less than thirty (30) Business Day's prior written notice thereof to the Secured Party.

(g)	Enforceability of Security Interests.  Upon the execution of this
Agreement by the Guarantor and the filing of financing statements properly describing the Collateral and identifying the Guarantor as debtor and the Secured Party as the secured party in the jurisdictions identified on Schedule C annexed hereto, the security interests and liens granted to the Secured Party under Section 1.01 hereof shall constitute valid, perfected and first priority security interests and liens in and to the Collateral, other than Collateral which may not be perfected by filing under the Uniform Commercial Code and subject to the Liens expressly permitted pursuant to the Credit Agreement, in each case enforceable against all third parties and securing the payment of all Guaranty Obligations purported to be secured thereby.

III.		FURTHER RIGHTS OF SECURED PARTY


SECTION 3.01. Further Actions. The Guarantor shall do all things, take all further action and deliver all documents and instruments requested by the Secured Party to protect or perfect any security interest, mortgage or lien given hereunder or under any other Loan Document to which it is a party, including, without limitation, financing statements under the Uniform Commercial Code and all documents and instruments necessary under the Federal Assignment of Claims Act and under any applicable foreign law. The Guarantor authorizes the Secured Party to execute, alone, any financing statement or other documents or instruments that the Secured Party may require to perfect, protect or establish any lien or security interest hereunder or under any other Loan Document and further authorizes the Secured Party to sign the Guarantor's name on the same. The Guarantor appoints the Secured Party or its designee as the Guarantor's attorney-in-fact to endorse the name of the Guarantor on any checks, notes, drafts or other forms of payment or security that may come into the possession of the Secured Party or any Affiliate of the Secured Party, to sign the Guarantor's name on invoices or bills of lading, drafts against customers, notices of assignment, verifications and schedules and, generally, to do all things necessary to carry out this Agreement and the other Loan Documents. The Secured Party may, at any time, notify the Postal Service authorities to change the address of delivery of mail to an address designated by the Secured Party. The powers granted herein, being coupled with an interest, are irrevocable until all of the Obligations under this Agreement are irrevocably paid in full and this Agreement is terminated. Neither the Secured Party nor any attorney-in-fact shall be liable for any act or omission, error in judgment or mistake of law provided the same is not the result of gross negligence or willful misconduct.

SECTION 3.02. Insurance and Assessments. In the event the Guarantor shall fail to purchase or maintain insurance, or pay any tax, assessment, government charge or levy, except as the same may be otherwise permitted hereunder or under the Credit Agreement, or in the event that any lien, encumbrance or secured interest prohibited hereby shall not be paid in full or discharged, or in the event the Guarantor shall fail to perform or comply with any other covenant, promise or obligation to the Secured Party hereunder, or under any other Loan Document, the Secured Party may, but shall not be required to, perform, pay, satisfy, discharge or bond the same for the account of the Guarantor, and all money so paid by the Secured Party, including reasonable attorney's fees, shall be deemed a Guaranty Obligation of the Guarantor.

SECTION 3.03. Notices. The Secured Party may at any time after the occurrence and during the continuance of an Event of Default notify customers or account debtors that the Receivables have been assigned to the Secured Party or of its secured interest therein and to direct such account debtors or customers to make payment of all amounts due or to become due to the Guarantor directly to the Secured Party and upon such notification and at the Guarantor's expense to enforce collection of any such Receivables, and to adjust, compromise or settle for cash, credit or otherwise upon any terms the amount of payment thereof.

SECTION 3.04. Inspection. The Secured Party may examine and inspect the Inventory, Equipment or other Collateral and may examine, inspect and copy all books and records with respect thereto or relevant to the Guaranty
Obligations during the Guarantor's normal business hours.


SECTION 3.05. Right of Entry. Upon the occurrence and during the continuance of an Event of Default, the Secured Party may, to the extent not prohibited by law, without charge, enter any of the Guarantor's premises, and until it completes the enforcement of its rights in the Inventory or the Equipment or other Collateral subject to its security interest hereunder and the sale or other disposition of any property subject thereto, take possession of such premises without charge, rent or payment therefor (through self help without judicial process and without having first given notice or obtained an order of any court), or place custodians in control thereof, remain on such premises and use the same for the purpose of completing any work in progress, preparing any Collateral for disposition, and disposition of or collecting any Collateral.

SECTION 3.06.	Mortgagee/Landlord Waivers.  The Guarantor shall cause each
mortgagee of real property owned by the Guarantor and each landlord of real property leased by the Guarantor to execute and deliver instruments satisfactory in form and substance to the Secured Party by which such mortgagee or landlord waives its rights, if any, in the Collateral and acknowledges the right of the Secured Party to enter the premises to remove the Collateral.

SECTION 3.07. Indemnification. The Guarantor agrees to indemnify the Secured Party and hold it harmless from and against any and all injuries, claims, damages, judgments, liabilities, costs and expenses (including, without limitation, reasonable fees and disbursements of counsel), charges and encumbrances which may be incurred by or asserted against the Secured Party in connection with or arising out of any assertion, declaration or defense of the Secured Party's rights or security interest under the provisions of this Agreement or any other Loan Document, permitting it to collect, settle or adjust Receivables or to deal with account debtors in any way or in connection with the realization, repossession, safeguarding, insuring or other protection of the Inventory, the Equipment or other Collateral or in connection with the collecting, perfecting or protecting the Secured Party liens and security interests hereunder or under any other Loan Document.

IV.	REMEDIES OF SECURED PARTY


SECTION 4.01. Enforcement. Upon the occurrence of any Event of Default, the Secured Party shall have, in addition to all of its other rights under this Agreement and the other Loan Documents by operation of law or otherwise
(which rights shall be cumulative), all of the rights and remedies of a secured party under the Uniform Commercial Code and shall have the right to enter upon any premises where such Collateral is kept and retake possession thereof.
Upon the occurrence and during the continuance of an Event of Default, the Secured Party may, without demand, advertising or notice all of which the Guarantor hereby waives (except as the same may be required by law), sell, lease, dispose of, deliver and grant options to a third party to purchase, lease or otherwise dispose of any and all Equipment, Inventory, Receivables, General Intangibles or other security or Collateral held by it or for its account at any time or times in one or more public or private sales or other dispositions, for cash, on credit or otherwise, at such prices and upon such terms as the Secured Party, in its sole discretion, deems advisable. The Guarantor agrees that if notice of sale shall be required by law such requirement shall be met if such notice is mailed, postage prepaid, to the Guarantor at its address set forth above or such other address as it may have, in writing, provided to the Secured Party, at least five (5) days before the time of such sale or disposition. Notice of any public sale shall be sufficient if it describes the security or Collateral to be sold in general terms, stating the amounts thereof, the nature of the business in which such Collateral was created and the location and nature of the properties covered by the other security interests or mortgages and the prior liens thereon. The Secured Party may postpone or adjourn any sale of any Collateral from time to time by an announcement at the time and place of the sale to be so postponed or adjourned without being required to give a new notice of sale. The Secured Party may be the purchaser at any such sale if it is public, free from any right of redemption, which the Guarantor also waives and payment may be made, in whole or in part, in respect of such purchase price by the application of the Guaranty Obligations to the Secured Party. The Guarantor with respect to its property constituting such Collateral, shall be obligated for, and the proceeds of sale shall be applied first to, the costs of retaking, assembling, finishing, collecting, refurbishing, storing, guarding, insuring, preparing for sale, and selling the Collateral, including the fees and disbursements of attorneys, auctioneers, appraisers and accountants employed by the Secured Party. Proceeds shall then be applied to the payment in whatever order the Secured Party may elect, of all of the Guaranty Obligations. The Secured Party shall return any surplus then remaining from such proceeds, subject to the rights of any holder of a lien on the Collateral of which the Secured Party has actual notice. In the event that the proceeds of any sale or other disposition of the Collateral are insufficient to cover the principal of, and premium, if any, and interest on, the Guaranty Obligations secured thereby plus costs and expenses of the sale or other disposition, the Guarantor shall remain liable for any deficiency.

SECTION 4.02. Waiver. The Guarantor waives any right, to the extent applicable law permits, to receive prior notice of or a judicial or other hearing with respect to any action or prejudgment remedy or proceeding by the Secured Party to take possession, exercise control over, or dispose of any item of the Collateral in any instance (regardless of where the same may be located) where such action is permitted under the terms of this Agreement or by applicable law or of the time, place or terms of sale in connection with the exercise of the Secured Party's rights hereunder and also waives, to the extent permitted by law, any bonds, security or sureties required by any statute, rule or otherwise by law as an incident to any taking of possession by the Secured Party of property subject to the Secured Party's lien. The Guarantor also waives any damages (direct, consequential or otherwise) occasioned by the enforcement of the Secured Party's rights under this Agreement including the taking of possession of any Collateral all to the extent that such waiver is permitted by law and to the extent that such damages are not caused by the Secured Party's gross negligence or willful misconduct. These waivers and all other waivers provided for in this Agreement and any other Loan Documents have been negotiated by the parties and the Guarantor acknowledges that it has been represented by counsel of its own choice and has consulted such counsel with respect to its rights hereunder.

SECTION 4.03. Other Rights. The Guarantor agrees that the Secured Party shall not have any obligation to preserve rights to any Collateral against prior parties or to proceed first against any Collateral or to marshall any Collateral of any kind for the benefit of any other creditors of the Guarantor or any other Person. The Secured Party is hereby granted, to the extent that the Guarantor is permitted to grant a license or right of use, a license or other right to use, without charge, labels, patents, copyrights, rights of use, of any name, trade secrets, trade names, trademarks and advertising matter, or any property of a similar nature of the Guarantor as it pertains to the Collateral, in completing production of, advertising for sale, and selling any Collateral and the Guarantor's rights under all licenses and any franchise, sales or distribution agreements shall inure to the Secured Party's benefit.

SECTION 4.04. Expenses. The Guarantor agrees that it shall pay all costs and expenses incurred in amending, implementing, perfecting, collecting, defending, declaring and enforcing the Secured Party's rights and security interests in the Collateral hereunder or under the Credit Agreement or any other Loan Document or other instrument or agreement delivered in connection herewith or therewith, including, but not limited to, searches and filings at all times, and the Secured Party's reasonable attorneys' fees (regardless of whether any litigation is commenced, whether default is declared hereunder, and regardless of tribunal or jurisdiction).

V.  GENERAL PROVISIONS

SECTION 5.01. Termination. This Agreement shall remain in full force and effect until all the Guaranty Obligations shall have been indefeasibly fully paid and satisfied and the Commitments shall have terminated and, until such time, the Secured Party shall retain all security in and title to all existing and future Equipment, Inventory, Receivables and General Intangibles and other Collateral held by it hereunder.


SECTION 5.02. Remedies Cumulative. The Secured Party's rights and remedies under this Agreement shall be cumulative and non-exclusive of any other rights or remedies which it may have under the Credit Agreement, any other Loan Document or any other agreement or instrument, by operation of law or otherwise and may be exercised alternatively, successively or concurrently as the Secured Party may deem expedient.

SECTION 5.03. Binding Effect. This Agreement is entered into for the benefit of the parties hereto and their successors and assigns. It shall be binding upon and shall inure to the benefit of the said parties, their successors and assigns.

SECTION 5.04.  Notices.	All notices, requests and demands to or upon the
respective parties hereto to be effective shall be in writing, and unless otherwise expressly provided herein, shall be conclusively deemed to have been received by a party hereto and to be effective on the day on which delivered to such party at the address set forth below, or, in the case of telecopy notice, when acknowledged as received, or if sent by registered or certified mail, on the third Business Day after the day on which mailed in the United States, addressed to such party at said address:

(a)	if to the Secured Party, at

The Chase Manhattan Bank
395 North Service Road
Melville, New York 11747
Attention:  Account Officer -
  Orbit International Corp.
Telecopy:	  (516) 755-0139

(b)	if to the Guarantor, at
[________________________
_________________________
_________________________]
 			Telecopy:

	- and -

(c)	as to each such party at such other address as such party shall have designated to the other in a written notice complying as to delivery with the provisions of this Section 5.04.

SECTION 5.05. Waiver. No delay or failure on the part of the Secured Party in exercising any right, privilege, remedy or option hereunder shall operate as a waiver of such or any other right, privilege, remedy or option, and no waiver shall be valid unless in writing and signed by an officer of the Secured Party and only to the extent therein set forth.


SECTION 5.06. Modifications and Amendments. This Agreement and the other agreements to which it refers constitute the complete agreement between the parties with respect to the subject matter hereof and may not be changed, modified, waived, amended or terminated orally, but only by a writing signed by the party to be charged.

SECTION 5.07. Survival of Representations and Warranties. The representations and warranties of the Guarantor made or deemed made herein shall survive the execution and delivery of this Agreement.

SECTION 5.08. Applicable Law; Consent to Jurisdiction; Waiver of Jury Trial. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE
LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO PRINCIPLES OR
CONFLICT OR CHOICE OF LAWS.  THE GUARANTOR HEREBY IRREVOCABLY SUBMITS
TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF NEW YORK AND ANY COURT IN THE STATE OF NEW YORK, COUNTY OF
NASSAU IN ANY ACTION, SUIT OR PROCEEDING BROUGHT AGAINST IT AND RELATED
TO OR IN CONNECTION WITH THIS AGREEMENT OR THE TRANSACTIONS
CONTEMPLATED HEREBY, AND TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE GUARANTOR HEREBY WAIVES AND AGREES NOT TO ASSERT BY WAY OF MOTION, AS
A DEFENSE OR OTHERWISE IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM
THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURTS,
THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT
FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER, OR
THAT THIS AGREEMENT OR ANY DOCUMENT OR ANY INSTRUMENT REFERRED TO
HEREIN OR THE SUBJECT MATTER THEREOF MAY NOT BE LITIGATED IN OR BY SUCH COURTS. TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE GUARANTOR
AGREES (i) NOT TO SEEK AND HEREBY WAIVES THE RIGHT TO ANY REVIEW OF THE JUDGMENT OF ANY SUCH COURT BY ANY COURT OF ANY OTHER NATION OR
JURISDICTION WHICH MAY BE CALLED UPON TO GRANT AN ENFORCEMENT OF SUCH JUDGMENT AND (ii) NOT TO ASSERT ANY COUNTERCLAIM IN ANY SUCH SUIT,
ACTION OR PROCEEDING.  THE GUARANTOR AGREES THAT SERVICE OF PROCESS
MAY BE MADE UPON IT BY CERTIFIED OR REGISTERED MAIL TO THE ADDRESS FOR NOTICES SET FORTH IN THIS AGREEMENT OR ANY METHOD AUTHORIZED BY THE
LAWS OF NEW YORK.  THE GUARANTOR IRREVOCABLY WAIVES ALL RIGHT TO TRIAL
BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR
RELATING TO THIS AGREEMENT, THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized, on the day and year first above written.

[GUARANTOR]


By:_____________________

Title:


THE CHASE MANHATTAN BANK



By:_____________________
Title:  Vice President


	Schedule A


	List of Intellectual Property






	Schedule B


	List of Collateral Locations


Schedule C


	List of Jurisdictions for Filing


	EXHIBIT C


	NOTICE OF BORROWING


August __, 1998




The Chase Manhattan Bank
395 North Service Road
Melville, New York 11747
Attention: Account Officer,
 Orbit International Corp.

Re:	Orbit International Corp.

Ladies and Gentlemen:

Pursuant to the Credit Agreement dated as of August __, 1998 (as the same may have been and may hereafter be amended, modified or supplement the "Credit Agreement") by and between Orbit International Corp. and The Chase Manhattan Bank, we hereby give you irrevocable notice that we request a [Term] [Settlement] Loan as follows:

1.	Amount of [Term] [Settlement] Loan:			$
2.	Borrowing Date:							[Date]

We hereby certify that (i) the representations and warranties contained in the Credit Agreement and the other Loan Documents are true, correct and complete on and as of the date hereof; (ii) no Event of Default or default which upon notice, lapse of time or both would constitute an Event of Default has occurred and is continuing under the Credit Agreement or will result after giving effect to the Loan requested hereunder; and
(iii) the Company has performed all agreements and satisfied all conditions under the Credit Agreement required to be performed by it on or before the Borrowing Date.

Capitalized terms used herein but not defined shall have the respective meanings given to them in the Credit Agreement.

IN WITNESS WHEREOF, the Company has caused this document to be executed and delivered by its Executive Officer as of the date written above.

ORBIT INTERNATIONAL CORP.


By: ________________________
Title:

	EXHIBIT D

	[FORM OF SECOND MORTGAGE]

	EXHIBIT E


	CORPORATE GUARANTY


THIS GUARANTY is entered into as of August 4, 1998, by EACH OF THE UNDERSIGNED (each a "Guarantor" and, collectively, the "Guarantors") in favor of and for the benefit of THE CHASE MANHATTAN BANK, a New York banking corporation (the "Bank").

	RECITALS

A.	Pursuant to a Credit Agreement dated August 4, 1998, by and between Orbit
International Corp. (the "Company"), and the Bank (as the same may be amended, modified or supplemented from time to time, the "Credit Agreement"), the Company will receive Loans and other financial accommodations from the Bank and will incur Obligations.

B.	The Guarantors, being members of a group of entities affiliated with the
Company and being engaged in related businesses will receive direct and indirect benefits from such loans and financial accommodations.

C.	Each Guarantor wishes to grant the Bank security and assurance in order to secure the payment and performance by the Company of all of its present and future Obligations, and, to that effect, to guaranty the Company's
Obligations as set forth herein.

Accordingly, each Guarantor hereby agrees as follows:

1.	Guaranty.


(a)	Each Guarantor, jointly and severally, unconditionally and irrevocably guarantees to the Bank the full and punctual payment by the Company, when due, whether at the stated due date, by acceleration or otherwise, of all Obligations of the Company, howsoever created, arising or evidenced, voluntary or involuntary, whether direct or indirect, absolute or contingent now or hereafter existing or owing to the Bank, (collectively, the "Guaranteed Obligations"). This Guaranty is an absolute, unconditional, continuing guaranty of payment and not of collection of the Guaranteed Obligations and includes Guaranteed Obligations arising from successive transactions which shall either continue such Guaranteed Obligations or from time to time renew such Guaranteed Obligations after the same has been satisfied. This Guaranty is in no way conditioned upon any attempt to collect from the Company or upon any other event or contingency, and shall be binding upon and enforceable against each Guarantor without regard to the validity or enforceability of the Credit Agreement, the Notes or any other Loan Document or of any term of any thereof. If for any reason the Company shall fail or be unable duly and punctually to pay any of the Guaranteed Obligations (including, without limitation amounts that would become due but for the operation of the automatic stay under Section 362(a) of the Bankruptcy Code, 11 U.S.C. ' 362(a)), each Guarantor will forthwith pay the same, in cash, immediately upon demand.

(b)	In the event the Credit Agreement, any Note or any other Loan Document shall be terminated as a result of the rejection thereof by any trustee, receiver or liquidating agent of the Company or any of its properties in any bankruptcy, insolvency, reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar proceeding, each Guarantor's obligations hereunder shall continue to the same extent as if such Credit Agreement, Notes or such other Loan Document had not been so rejected.

(c)	Each Guarantor shall pay all costs, expenses (including, without limitation, reasonable attorneys' fees and disbursements) and damages incurred in connection with the enforcement of the Guaranteed Obligations of the Company under the Credit Agreement or the Note or any other Loan Document to the extent that such costs, expenses and damages are not paid by the Company pursuant to the respective documents, and such costs, fees and disbursements incurred in connection with the enforcement of the obligations of each Guarantor under this Guaranty.

(d)	Each Guarantor further agrees that if any payment made by the Company or any Guarantor to the Bank on any Obligation is rescinded, recovered from or repaid by the Bank, in whole or in part, in any bankruptcy, insolvency or similar proceeding instituted by or against the Company or any Guarantor, this Guaranty shall continue to be fully applicable to such Guaranteed Obligation to the same extent as though the payment so recovered or repaid had never originally been made on such Guaranteed Obligation.

(e)	If any Event of Default shall have occurred and be continuing, the Bank,
Chase Securities, Inc. and any other Affiliate of the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank, Chase Securities, Inc. or any Affiliate of the Bank to or for the credit or the account of any Guarantor against any of and all the obligations of any Guarantor now or hereafter existing under this Guaranty, irrespective of whether or not the Bank shall have made any demand hereunder and although such obligations may be unmatured. The rights under this paragraph 1(e) are in addition to other rights and remedies (including other rights of set off) which the Bank may have.

2.	Guaranty Continuing, Absolute, Unlimited.


The obligations of each Guarantor hereunder shall be continuing, absolute, unlimited and unconditional, shall not be subject to any counterclaim, set-off, deduction or defense based upon any claim any Guarantor may have against the Bank or the Company or any other person, and shall remain in full force and effect without regard to, and, to the fullest extent permitted by applicable law, shall not be released, discharged or in any way affected by, any circumstance or condition (whether or not any Guarantor shall have any knowledge or notice thereof) whatsoever which might constitute a legal or equitable discharge or defense including, but not limited to, (a) any express or implied amendment, modification or supplement to the Credit Agreement, any Note, or any other Loan Document or any other agreement referred to in any thereof, or any other instrument applicable to the Company or to the Loans, or any part thereof; (b) any failure on the part of the Company to perform or comply with the Credit Agreement, any Note or any other Loan Document or any failure of any other person to perform or comply with any term of the Credit Agreement, any Note, or any other Loan Document or any other agreement as aforesaid; (c) any waiver, consent, change, extension, indulgence or other action or any action or inaction under or in respect of the Credit Agreement, any Note, or any other Loan Document or any other agreement as aforesaid, whether or not the Bank, the Company or any Guarantor has notice or knowledge of any of the foregoing; (d) any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation or similar proceeding with respect to the Company, or its properties or its creditors, or any action taken by any trustee or receiver or by any court in any such proceeding; (e) any furnishing or acceptance of additional security or any release of any security; (f) any limitation on the liability or obligations of the Company under the Credit Agreement, any Note or any other Loan
Document or any termination, cancellation, frustration, invalidity or unenforceability, in whole or in part, of the Credit Agreement, any Note, this Guaranty or any other Loan Document or any term of any thereof; (g) any lien, charge or encumbrance on or affecting any Guarantor's or any of the Company's respective assets and properties; (h) any act, omission or breach on the part of the Bank under the Credit Agreement, any Note or any other
Loan Document or any other agreement at any time existing between the Bank and the Company or any law, governmental regulation or other agreement applicable to the Bank or any Loan; (i) any claim as a result of any other dealings among the Bank, any Guarantor or the Company; (j) the assignment of this Guaranty, the Credit Agreement, any Note or any other Loan Document by the Bank to any other Person; or (k) any change in the name of the Bank, the Company or any other Person referred to herein.

3.	Waiver.


Each Guarantor unconditionally waives, to the fullest extent permitted by applicable law: (a) notice of any of the matters referred to in Section 2 hereof; (b) all notices which may be required by statute, rule of law or otherwise to preserve any rights against any Guarantor hereunder, including, without limitation, notice of the acceptance of this Guaranty, or the creation, renewal, extension, modification or accrual of the Guaranteed Obligations or notice of any other matters relating thereto, any presentment, demand, notice of dishonor, protest, nonpayment of any damages or other amounts payable under the Credit Agreement, any Note or any other Loan Documents; (c) any requirement for the enforcement, assertion or exercise of any right, remedy, power or privilege under or in respect of the Credit Agreement, any Note or any other Loan Documents, including, without limitation, diligence in collection or protection of or realization upon the Guaranteed Obligations or any part thereof or any collateral thereof;
(d) any requirement of diligence; (e) any requirement to mitigate the damages resulting from a default by the Company under the Credit Agreement, any Note or any other Loan Documents; (f) the occurrence of every other condition precedent to which any Guarantor or the Company may otherwise be entitled;
(g) the right to require the Bank to proceed against the Company or any other person liable on the Guaranteed Obligations, to proceed against or exhaust any security held by the Company or any other person, or to pursue any other remedy in the Bank power whatsoever, and (h) the right to have the property of the Company first applied to the discharge of the Guaranteed Obligations.

The Bank may, at its election, exercise any right or remedy it may have against the Company without affecting or impairing in any way the liability of any Guarantor hereunder and each Guarantor waives, to the fullest extent permitted by applicable law, any defense arising out of the absence, impairment or loss of any right of reimbursement, contribution or subrogation or any other right or remedy of any Guarantor against the Company, whether resulting from such election by the Bank or otherwise. Each Guarantor waives any defense arising by reason of any disability or other defense of the Company or by reason of the cessation for any cause whatsoever of the liability, either in whole or in part, of the Company to the Bank for the Guaranteed Obligations.

Each Guarantor assumes the responsibility for being and keeping informed of the financial condition of the Company and of all other circumstances bearing upon the risk of nonpayment of the Guaranteed Obligations and agrees that the Bank shall not have any duty to advise any Guarantor of information regarding any condition or circumstance or any change in such condition or circumstance. Each Guarantor acknowledges that the Bank has not made any representations to any Guarantor concerning the financial condition of the Company.

4.	Representations and Covenants of each Guarantor.


(a) The representations and warranties contained in Article IV of the Credit Agreement, to the extent they relate to a Guarantor, are true and correct as of the date hereof and the Bank is entitled to rely on such representations and warranties to the same extent as though the same were set forth in full herein.

(b) Each Guarantor hereby agrees to perform the covenants contained in Article VI and Article VII of the Credit Agreement, to the extent they relate to the Guarantor, and the Bank is entitled to rely on such agreement to perform such covenants to the same extent as though the same were set forth in full herein.

5.	Payments.

Each payment by each Guarantor to the Bank under this Guaranty shall be made in the time, place and manner provided for payments in the Credit Agreement without set-off or counterclaim to the account at which such payment is required to be paid by the Company under the Credit Agreement.

6.	Parties.

This Guaranty shall inure to the benefit of the Bank and its successors, assigns or transferees, and shall be binding upon the Guarantors and their respective successors and assigns. No Guarantor may delegate any of its duties under this Guaranty without the prior written consent of the Bank.

7.	Notices.

All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing, and unless otherwise expressly provided herein, shall be conclusively deemed to have been received by a party hereto and to be effective on the day on which delivered to such party at the address set forth below, or, in the case of telecopy notice, when acknowledged as received, or if sent by registered or certified mail, on the third Business Day after the day on which mailed in the United States, addressed to such party at said address:

(a)	if to the Bank, at

The Chase Manhattan Bank
395 North Service Road
Melville, New York 11747
Attention:  Account Officer
  Orbit International Inc.
Telecopy:	  (516) 755-0139

(b)	if to the Guarantor, at


c/o Orbit International Corp.
80 Cabot Court
Hauppauge, New York 11788
Attention:  Mr. Mitchell Binder
Telecopy:   (516) 435-0065

with a copy to:

Squadron, Ellenoff, Plesent &
  Sheinfeld, LLP
551 Fifth Avenue
New York, New York 10176
Attention:  Barbara A. Wood, Esq.
Telecopy:  (212) 697-6686

	- and -

(c)	as to each such party at such other address as such party shall have designated to the other in a written notice complying as to delivery with the provisions of this Section 7.

8.	Remedies.

Each Guarantor stipulates that the remedies at law in respect of any default or threatened default by a Guarantor in the performance of or compliance with any of the terms of this Guaranty are not and will not be adequate, and that any of such terms may be specifically enforced by a decree for specific performance or by an injunction against violation of any such terms or otherwise.

9.	Rights to Deal with the Company.

At any time and from time to time, without terminating, affecting or impairing the validity of this Guaranty or the obligations of any Guarantor hereunder, the Bank may deal with the Company in the same manner and as fully as if this Guaranty did not exist and shall be entitled, among other things, to grant the Company, without notice or demand and without affecting the Guarantor's liability hereunder, such extension or extensions of time to perform, renew, compromise, accelerate or otherwise change the time for payment of or otherwise change the terms of indebtedness or any part thereof contained in or arising under the Credit Agreement, any Note or any other Loan Documents, or to waive any obligation of the Company to perform, any act or acts as the
 Bank may deem advisable.

10.	Subrogation.


(a)	Upon any payment made or action taken by a Guarantor pursuant to this
Guaranty, such Guarantor shall, subject to the provisions of Sections 10(b) and (c) hereof, be fully subrogated to all of the rights of the Bank against the Company arising out of the action or inaction of the Company for which such payment was made or action taken by such Guarantor.

(b)	Any claims of such Guarantor against the Company arising from payments made or actions taken by such Guarantor pursuant to the provisions of this Guaranty shall be in all respects subordinate to the full and complete indefeasible payment or performance and discharge, as the case may be, of all amounts, obligations and liabilities, the payments or performance and discharge of which are guaranteed by this Guaranty, and no payment hereunder by a Guarantor shall give rise to any claim of such Guarantor against the Bank.

(c)	Notwithstanding anything to the contrary contained in this Section 10, no
Guarantor shall be subrogated to the rights of the Bank against the Company until all of the Obligations of the Company have been paid indefeasibly in full, and that subrogation shall be suspended upon the occurrence of the events described in Section 1(d) until the Obligations are indefeasibly paid in full.

11.	Survival of Representations, Warranties, etc.

All representations, warranties, covenants and agreements made herein, including representations and warranties deemed made herein, shall survive any investigation or inspection made by or on behalf of the Bank and shall continue in full force and effect until all of the obligations of the Guarantors under this Guaranty shall be fully performed in accordance with the terms hereof, and until the payment in full of the Guaranteed Obligations.


12.	GOVERNING LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL.
 THIS GUARANTY SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH
THE LAWS OF THE STATE OF NEW YORK. EACH GUARANTOR HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF NEW YORK AND ANY COURT IN THE STATE OF NEW YORK IN ANY ACTION, SUIT OR PROCEEDING BROUGHT AGAINST IT AND RELATED TO OR IN CONNECTION WITH THIS GUARANTY OR THE TRANSACTIONS CONTEMPLATED
HEREBY, AND TO THE EXTENT PERMITTED BY APPLICABLE LAW, EACH GUARANTOR HEREBY WAIVES AND AGREES NOT TO ASSERT BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY CLAIM THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURTS, THAT ANY
SUCH SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING IS IMPROPER, OR THAT THIS GUARANTY OR ANY DOCUMENT OR ANY INSTRUMENT REFERRED TO
HEREIN OR THE SUBJECT MATTER THEREOF MAY NOT BE LITIGATED IN OR BY SUCH COURTS. TO THE EXTENT PERMITTED BY APPLICABLE LAW, EACH GUARANTOR AGREES (i) NOT TO SEEK AND HEREBY WAIVES THE RIGHT TO ANY REVIEW OF THE JUDGMENT OF ANY SUCH COURT BY ANY COURT OF ANY OTHER NATION OR JURISDICTION WHICH MAY BE CALLED UPON TO GRANT AN ENFORCEMENT OF SUCH JUDGMENT AND (ii) NOT TO ASSERT ANY COUNTERCLAIM, IN ANY SUCH SUIT, ACTION OR PROCEEDING. EACH GUARANTOR AGREES THAT SERVICE OF PROCESS
MAY BE MADE UPON IT BY CERTIFIED OR REGISTERED MAIL TO THE ADDRESS FOR NOTICES SET FORTH IN THIS GUARANTY OR ANY METHOD AUTHORIZED BY THE
LAWS OF NEW YORK. EACH GUARANTOR IRREVOCABLY WAIVES ALL RIGHT TO
TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS GUARANTY, THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

13.	Miscellaneous.

(a)	All capitalized terms used herein and not defined herein shall have the meanings specified in the Credit Agreement.

(b)	This Guaranty is the joint and several obligation of each Guarantor, and may be enforced against each Guarantor separately, whether or not enforcement of any right or remedy hereunder has been sought against any other Guarantor.
Each Guarantor acknowledges that its obligations hereunder will not be released or affected by the failure of the other Guarantors to execute the Guaranty or by a determination that all or a part of this Guaranty with respect to any other Guarantor is invalid or enforceable.

(c)	If any term of this Guaranty or any application thereof shall be invalid or unenforceable, the remainder of this Guaranty and any other application of such term shall not be affected thereby.

(d)	Any term of this Guaranty may be amended, waived, discharged or terminated only by an instrument in writing signed by each Guarantor and the Bank.

(e)	The headings in this Guaranty are for purposes of reference only and shall not limit or define the meaning hereof.

(f)	No delay or omission by the Bank in the exercise of any right under this
Guaranty shall impair any such right, nor shall it be construed to be waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise of any other right.


IN WITNESS WHEREOF, the undersigned have caused this Guaranty to be executed and delivered as of the day and year first above written.


ORBIT INSTRUMENT OF CALIFORNIA, INC.


By:___________________________
      					Title:


BEHLMAN ELECTRONICS, INC.


By:___________________________
Title:







	EXHIBIT F




	[LETTERHEAD OF COUNSEL TO THE
	COMPANY AND THE CORPORATE GUARANTORS]



	August __, 1998




The Chase Manhattan Bank
395 North Service Road
Melville, New York 11747

Ladies and Gentlemen:

We have acted as counsel to Orbit International Corp., a Delaware corporation (the "Company"), Behlman Electronics, Inc., a _________________________
corporation, and Orbit Instrument of California, Inc. (collectively, the "Corporate Guarantors") in connection with the Credit Agreement (the "Agreement") dated the date hereof between the Company and The Chase Manhattan Bank (the "Bank"), pursuant to which the Bank has agreed to make a loan to the Company as described therein. Capitalized terms used herein and not otherwise defined herein shall have the respective meanings set forth in the Agreement.

In acting as such counsel, we have examined:

(a)	a counterpart of the Agreement executed by the Company;

(b)	the Term Note executed by the Company;

(c)	a counterpart of the Security Agreement executed by the Company;

(d)	a counterpart of the Corporate Guaranty executed by each Corporate
Guarantor; and

(e)	a counterpart of the Second Mortgage executed by the Company.

The documents referred to in items (a) through (e) above are hereinafter referred to collectively as the "Loan Documents".


We have assumed the authenticity of all documents submitted to us as originals, the conformity to the originals of all documents submitted to us as certified, conformed or photostatic copies and the authenticity of the originals of such copies. We have also examined originals, or copies certified to our satisfaction, of such corporate records, certificates of public officials, certificates of corporate officers of the Company and each Corporate Guarantor and such other instruments and documents as we have deemed necessary as a basis for the opinions hereinafter set forth. As to questions of fact, we have, to the extent that such facts were not independently established by us, relied upon such certificates.

Based upon the foregoing and subject to the qualifications set forth herein, we are of the opinion that,

1.	The Company and the Corporate Guarantors are each a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of their incorporation and in each jurisdiction wherein the conduct of its business or any ownership of its properties requires it to be qualified to do business, and each has the corporate power and authority to own its assets and to transact the business in which it is now engaged and to execute and perform each of the Loan Documents to which it is a party.

2.	The Company and the Corporate Guarantors each have the requisite corporate power and authority to execute, deliver and perform the Loan Documents to which it is a party, each of which has been duly authorized by all necessary and proper corporate action.

3.	The Loan Documents to which the Company or the Corporate Guarantors are a party constitute the legal, valid and binding obligation of the Company and the Corporate Guarantors (to the extent they are a party thereto) enforceable against the Company and each Corporate Guarantor, as the case may be, in accordance with their respective terms subject as to enforcement by applicable bankruptcy, insolvency, reorganization or similar laws affecting the enforcement of creditors' rights generally, and by equitable principles of general application.


4.	Neither the execution and delivery by the Company and the Corporate
Guarantors of the Loan Documents to which they are a party nor the performance by the Company or the Corporate Guarantors of their respective obligations under the Loan Documents, will (a) violate any law, rule or regulation or, to our knowledge, any order or decree of any court or governmental instrumentality binding upon the Company or any Corporate Guarantor, (b) contravene the Certificate of Incorporation or By-Laws of the Company or any Corporate Guarantor or, result in a breach of or constitute a default (with due notice or lapse of time or both) under any agreements to which the Company or any Corporate Guarantor is bound of which we are aware, or, to our knowledge, result in the creation or imposition of any lien, charge, or encumbrance upon any of the property or assets of the Company or any Corporate Guarantor other than the liens granted pursuant to the Loan Documents, or (c) require the consent, license, approval or authorization of any governmental or public body or authority.

5.	Neither the Company nor any Corporate Guarantor is an "investment company"
or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940.

6.	No consent or authorization of, filing with or other act by or in respect of any governmental authority is required to be obtained by the Company or any
Corporate Guarantor for the valid execution, delivery and performance of the
Loan Documents to which they are a party.

7.	Assuming the proceeds of the Loans are used for the purposes set forth in
Section 3.02 of the Agreement, the making of the loans contemplated therein and the application of the proceeds thereof will not violate the provisions of Regulation G, U or X of the Board of Governors of the Federal Reserve System.

8.	To the best of our knowledge there are no actions, suits or proceedings against any of the Company or any Corporate Guarantor, pending or threatened against the Company or any Corporate Guarantor, before any court, governmental agency or arbitrator which challenges the validity or enforceability of any Loan Documents or which, if adversely determined, would impair the ability of the Company or any Corporate Guarantor to perform their respective obligations under the Loan Documents to which they are a party or have a material adverse effect on the businesses, operations, prospects, properties or assets or conditions, financial or otherwise, of the Company or any Corporate Guarantor.

9.	Each Security Agreement grants to the Bank a valid security interest (the
"Security Interest") in the Collateral (as defined in the Security Agreement) that is owned by the party thereto and purported to be covered thereby to the extent that the Uniform Commercial Code is applicable thereto, in favor of the Bank, as security for, with respect to the Company, the Obligations and, with respect to the Corporate Guarantor, the Guaranty Obligations. Upon the proper filing of an original counterpart of the Financing Statements in the offices identified on Schedule C to the Security Agreements, the Security Interest will constitute a perfected security interest in the Collateral.

Very truly yours,


69905_A



	AMENDED AND RESTATED EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT, dated as of the 15th day of February 1999 (the AAgreement@), by and between ORBIT INTERNATIONAL CORP., a Delaware corporation (the "Company") with an office at 80 Cabot Court, Hauppauge, New York and DENNIS SUNSHINE ("Employee"), with an address at 32 Ryder Avenue, Dix Hills, New York 11746.

	W I T N E S S E T H:

WHEREAS, Employee is presently employed by the Company in a senior executive capacity pursuant to the terms of a certain Employment Agreement dated as of April 1, 1996, between the Company and Employee (the "1996 Employment Agreement"). The Company and Employee desire to amend and restate the 1996 Employment Agreement effective February 15, 1999 and to amend and restate the terms and conditions upon which Employee shall continue in the employ of the Company.
NOW THEREFORE, in consideration of the premises and of the mutual covenants hereinafter set forth, the parties hereto have agreed, and do hereby agree, as follows:

1.	EMPLOYMENT TERM: AMENDMENT AND RESTATEMENT OF 1996
		EMPLOYMENT AGREEMENT


1.1	The Company will continue to employ Employee in its business and
Employee will continue to work for the Company for a term commencing as of February 15, 1999 and continuing for the duration of the Employment Period (as hereinafter defined). During the Employment Period, Employee will, if so requested, serve as an officer or director of any subsidiary of the Company. Employment Period shall mean the period commencing as of February 15, 1999 and terminating on the date on which the Employment Period is terminated in accordance with the provisions of Section 1.2 below.

1.2	The Employment Period shall terminate on the earlier to occur of
(i)	Employee's death or at the election of the Company at any time after
Employee's Disability (as such term is hereinafter defined);
(ii)	At the election of the Company on not less than three years' prior written notice to Employee;
(iii)	At the election of Employee on not less than six months' prior written notice to the Company, or upon a "change of control" in accordance with the provisions of Section 8.1 below; or
(iv)	At the election of the Company for "cause" (as such term is
hereinafter defined).
As used herein the term "cause" means (i) willful and repeated failure by Employee to perform his duties hereunder which are not remedied within thirty days after written notice from the Company, (ii) conviction of Employee for a felony, (iii) Employee's dishonesty or willfully engaging in conduct that is demonstrably and materially injurious to the Company or (iv) willful violation by Employee of any provisions of this Agreement which is not remedied within thirty days after written notice from the Company.

2.	DUTIES

2.1 During the Employment Period, Employee shall perform the duties of President and Chief Executive Officer, or such other or additional executive duties consistent with such office as shall, from time to time, be reasonably delegated or assigned to him by the Board of Directors of the Company consistent with Employee's abilities.
2.2 During the term of this Agreement, Employee shall, if elected, serve as a member of the Board of Directors of the Company and such other committees of the Board to which Employee may be appointed.
3.	DEVOTION OF TIME
During the Employment Period, Employee shall expend substantially all of his working time for the Company; shall devote his best efforts, energy and skill to the services of the Company and the promotion of its interests; and shall not take part in activities which are detrimental to the best interests of the Company or which are directly competitive to the business of the Company.
4.	COMPENSATION DURING EMPLOYMENT PERIOD
4.1	In respect of services to be performed by Employee during the Employment
Period, the Company agrees to pay Employee an annual salary of Two Hundred Ninety Thousand ($290,000) Dollars ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

4.2	Employee's Basic Compensation shall be increased by an amount established by reference to the "Consumer Price Index for Urban Wage Earners and Clerical Workers, New York, New York, all items - Series A-01 (1982 - 84=100)"
published by the Bureau of Labor Statistics of the United States Department
of Labor (the "Consumer Price Index").  The base period shall be the month ended February 28, 1999 (the "Base Period").  If the Consumer Price Index for
the month of February in any year, commencing in 2000, is greater than the Consumer Price Index for the Base Period, Basic Compensation shall be increased to the amount obtained by multiplying Basic Compensation by a fraction, the numerator of which is the Consumer Price Index for the month of February of the year in which such determination is being made and the denominator of which is the Consumer Price Index for the Base Period.
4.3	In addition to his Basic Compensation, during the Employment Period
Employee shall also be entitled to receive for all services rendered hereunder an annual cash bonus ("Incentive Compensation") equal to 4.00% of the Company=s APre-Tax Earnings@  (as hereinafter defined) between $500,000 and $1,000,000; 5.0% of the Company=s Pre-Tax Earnings between $1,000,001 and $2,000,000; 6.0% of the Company=s Pre-Tax Earnings between $2,000,001 and $3,000,000; and 7.5% of the Company=s Pre-Tax Earnings in excess of
$3,000,001, to be paid on or before March 15 of each year based on the
Company's Pre-Tax Earnings for its fiscal year ended immediately prior thereto. Employee shall not be entitled to Incentive Compensation if the Company=s Pre-Tax Earnings for a fiscal year are less than $500,000. In the event that the Employment Period shall end on any day other than the last day of a fiscal year the Incentive Compensation payable to Employee hereunder shall be prorated based on the ratio that the number of days in that fiscal year which are included in the Employment Period bears to the total number of days in that fiscal year.
4.4	As used herein, the term Pre-Tax Earnings shall mean the net income of the
Company and its subsidiaries, as determined on a consolidated basis as shown on the Company's statement of operations which is included in its audited financial statements, in accordance with generally accepted accounting principles applied consistently with those employed in the preparation of the Company's audited financial statements, as adjusted as follows:

(i)	No deduction or provision shall be made for taxes (which term shall not include any related interest or penalties) based on income or profits of any nature whatsoever (including but not limited to all federal, state, municipal and or other income, franchise, excess profit, sales value added, gross receipts, surtaxes or other taxes upon the Company or any of its subsidiaries or arising from or related to the income of the Company or any of its subsidiaries in any jurisdiction);
(ii)	No deduction shall be made for any Incentive Compensation payable to Employee hereunder or any incentive compensation, bonus or similar payment made to any other executive employee of the Company which is based upon or measured by the earnings of the Company (however defined);
(iii)	Pre-tax earnings (or losses) of consolidated subsidiaries of the
Company which are less than 100% owned by the Company shall be included in the computation of "Pre-Tax Earnings" only to the extent of the Company's percentage ownership interest in each such subsidiary; and
(iv)	Pre-Tax Earnings shall not include:  (A) extraordinary gains or extraordinary losses; or (B) any gain or loss from discontinued business operations.
The amounts earned by Employee hereunder shall be initially computed by the Company and any dispute between the Company and Employee as to the computation thereof shall be determined by the independent certified public accountants then regularly retained by the Company based upon financial statements certified by said accountants and such determination shall be final and binding upon the Company and Employee.

4.5	Employee shall also be entitled to such additional increments and bonuses as shall be determined from time to time by the Board of Directors of the
Company.
4.6	As used in this Agreement the term "Total Compensation" shall mean, with respect to any period, the total amounts paid or payable to Employee with respect to such period whether as Basic Compensation, Incentive Compensation, or as additional payments made pursuant to Paragraph 4.5.
5.	PURCHASE OF SHARES
5.1	Concurrent with the execution of the 1996 Employment Agreement,
Employee purchased 300,000 shares of common stock, par value $.10 of the Company (the "Shares") for an aggregate purchase price of $30,000. Such shares shall vest according to the following schedule:

Shares

Vesting Date

100,000

April 1, 1997

100,000

April 1, 1998

100,000

April 1, 1999

5.2	In the event Employee's employment is terminated at any time prior to April
1, 1999, any shares remaining uninvested shall be forfeited to the Company.
5.3	Until vested, Employee shall have no dispositive power with regard to the
Shares.  However, Employee shall be entitled to voting power with regard to the Shares.
		5.4	The Shares shall be registered on a Form S-8 (or such other form as shall be available at such time) with the Securities and Exchange Commission concurrent with the registration of any securities issued pursuant to any of the Company's employee benefit plans.

6.	BENEFITS; REIMBURSEMENT OF EXPENSES
6.1	Employee shall at all times have the use of a Company-owned or leased automobile with full maintenance and insurance.  All costs of such automobile, including lease costs or purchase price, gasoline and oil and garaging (except at Employee's home) shall be paid by the Company.
6.2	The Company shall pay directly, or reimburse Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the
Employment Period in accordance with the regular practices of the Company regarding the reimbursement of such expenses.
6.3	Employee and any beneficiary of Employee shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of any pension, insurance, medical and dental insurance or reimbursement, or other similar plan or program of the Company now in existence or hereafter adopted for the benefit of its executive employees.
6.4	The Company shall maintain keyman life insurance on Employee in the minimum amount of $2 million. Upon termination of employment, Employee may continue to pay premiums due under such policy and designate beneficiaries thereunder.
7.	DISABILITY
7.1	If the Employment Period is terminated by reason of Employee's Disability, as defined below, Employee shall be paid a sum equal to 50% of the Total Compensation paid or payable to him with respect to the immediately preceding full fiscal year, such payment to be made to him in six substantially equal monthly installments commencing promptly following any such termination of the Employment Period.

7.2	"Disability" shall mean the inability of Employee, for a continuous period of more than six (6) months, to perform substantially all of his regular duties and carry out substantially all of his responsibilities hereunder because of physical or mental incapacity.  The Company shall have the right to have Employee examined by a competent doctor for purposes of determining his physical or mental incapacity.
7.3	The obligations of the Company under Article 7.1 may be satisfied, in whole or in part, by payments to Employee under disability insurance provided by the
Company, and under laws providing disability benefits for employees.
8.	CHANGE IN CONTROL
8.1	In the event at any time after February 15, 1999, a majority of the
Board of Directors is composed of persons who are not "Continuing Directors"
, as hereinafter defined, (i) all stock options and the Shares granted to
Employee under any of the Company's stock option plans, which stock options are currently outstanding and not vested, shall immediately become fully vested and (ii) Employee shall have the option, to be exercised by written notice to the Company, to resign as an employee and terminate this Agreement, effective as of such date as may be specified in his written notice of resignation.

In the event Employee exercises such option under (ii) above, he shall be entitled to receive, as termination pay, a lump sum equal to the maximum amount that can be paid to Employee, after giving effect to all other benefits accruing to Employee upon the termination of his employment, without any portion thereof constituting an "excess parachute payment" as defined in '280G(b)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), or any Successor section of the Code. The computation of the termination payment to be made to Employee under (ii) above shall be performed, at the sole cost and expense of the Company, by the independent auditors then retained by the Company, or if such auditors notify the Company that they are unwilling to perform such computation, then by any nationally or regionally recognized independent public accounting firm selected by
Employee.  The computation provided by such auditors shall be final and binding on the Company and Employee.  The Company and Employee shall provide such auditors with any documents and other information that the auditors may reasonably request.
8.2	"Continuing Directors" shall mean (i) the directors of the Company at the close of business on February 15, 1999, and (ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.
9.	CONFIDENTIAL INFORMATION; INVENTION RESTRICTIVE
	COVENANT.
9.1	Employee agrees not to divulge, furnish or make available to anyone (other than in the regular course of business of the Company) any confidential knowledge or information with respect to the Company, or with respect to any other confidential or secret aspect of the Company's activities.

9.2	Any methods, developments, inventions and/or improvements, whether patentable or unpatentable, which Employee may conceive or make along the lines of the Company's business while in its employ as an employee or consultant, shall be and remain the property of the Company.  Employee further agrees on request to execute patent applications based on such methods, developments, inventions and/or improvement, including any other instruments deemed necessary by the Company for the prosecution of such patent application or the acquisition of Letters Patent of this and any foreign country.
9.3	Employee agrees to communicate and make known to the Company all knowledge possessed by him relating to any methods, developments, inventions and/or improvements, whether patented, patentable or unpatentable, which concern in any way the business of the Company, whether acquired by him before or during the term hereof, provided, however, that nothing herein shall be construed as requiring any such communication where the method, development, invention and/or improvement is lawfully protected from disclosure as the trade secret of a third party or by any other lawful bar to such communication.
9.4	The services of Employee are unique and extraordinary and essential to the business of the Company, especially since Employee shall have access to the Company's customer lists, trade secrets and other privileged and confidential information essential to the Company's business. Therefore, Employee agrees that if his employment services hereunder shall at any time be terminated for any reason other than a termination resulting from a breach by the Company of any provision of this Agreement, Employee will not at any time within one (1) year after such termination, without the prior written approval of the Company, directly or indirectly, within one-hundred (100) miles of the Company's corporate headquarters in Hauppauge, New York, or any other area in which the Company shall then conduct substantial operations, engage in a similar business activity with the business of the Company; and further, Employee agrees that during such two (2) year period he shall not solicit, directly or indirectly, any employee or customer or account of the Company who at the time of such termination was then actively being solicited by the Company.

10.	VACATIONS.

Employee shall be entitled to reasonable vacations consistent with the Company's vacation policy, not less than four weeks per year, during each twelve-month period of the term hereof, the time and duration thereof to be determined by mutual agreement between Employee and the Company. In the event Employee does not use his entire vacation in a twelve-month period, he shall be entitled to receive a cash payment in lieu thereof based upon
Basic Compensation.
11.	INJUNCTIVE RELIEF.
Employee acknowledges and agrees that, in the event he shall violate any of the restrictions of
Articles 3 and
8 hereof, the
Company will
be without
adequate
remedy at law
and will
therefor be
entitled to
enforce such
restrictions by
temporary or
permanent
injunctive or
mandatory
relief
obtained in
an action or
may have at
law or in
equity, and
Employee
hereby
consents to
the
jurisdiction of
such Court
for such
purpose, it
being
understood
that such
injunction
shall be in
addition to
any remedy
which the
Company
may have at
law or
otherwise.


12.	ASSIGNMENT. ETC.
This Agreement, as it relates to the employment of Employee, is a personal contract and the rights and interests of Employee hereunder may not be sold, transferred, assigned, pledged or hypothecated.
13.	RIGHT TO PAYMENTS. ETC.

Employee shall not under any circumstances have any option or right to require payments hereunder otherwise than in accordance with the terms hereof. To the extent allowed by law, Employee shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder or any rights and benefits of Employee, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against Employee.
14.	NOTICES, ETC.
Any notice required or permitted to be given to Employee pursuant to this Agreement shall be sufficiently given if sent to Employee by certified mail addressed to him at the following address: 80 Cabot Court, Hauppauge, New York, 11788, or at any such other address as he shall designate by notice to the Company, and any notice required or permitted to be given to the Company pursuant to this Agreement shall be Sufficiently given if sent to the Company by certified mail addressed to it at 80 Cabot Court, Hauppauge,
New York, attention of Corporate Secretary, or such other address as the Company shall designate by notice to Employee, with a copy to Squadron, Ellenoff, Plesent & Sheinfeld, LLP, 551 5th Avenue, New York, NY 10176,
Attention:  Barbara A. Wood.
15.	GOVERNING LAW.
This Agreement shall be governed by, and construed in accordance with the laws of the State of New York, applicable to agreements made and to be performed solely within such state.
16.	WAIVER OF BREACH; PARTIAL INVALIDITY.
The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provisions of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and not in any way affect or render invalid or unenforceable any other provisions of this Agreement, and this Agreement shall be carried out as if such invalid or unenforceable provision were not embodied therein.


17.	ENTIRE AGREEMENT.
This Agreement constitutes the entire agreement between the parties hereto and there are no representations, warranties or commitments except as set forth herein. This Agreement supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, whether written or oral, of the parties hereto relating to the transactions contemplated by this Agreement. This Agreement may be amended only in writing executed by the parties hereto affected by such amendment.
IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year above-written.
ORBIT INTERNATIONAL CORP.



By:
Bruce Reissman, Executive Vice President
and Chief Operating Officer


By:
    	Dennis Sunshine




	AMENDED AND RESTATED EMPLOYMENT AGREEMENT



EMPLOYMENT AGREEMENT, dated as of the 15th day of February 1999 (the AAgreement@), by and between ORBIT INTERNATIONAL CORP., a Delaware corporation (the "Company"), with an office at 80 Cabot Court, Hauppauge, New York, and BRUCE REISSMAN ("Employee"), with an address at 323 Doral Court, Jericho, New York 11753.

	W I T N E S S E T H :

WHEREAS, Employee is presently employed by the Company in a senior executive capacity pursuant to the terms of a certain Employment Agreement dated as of April 1, 1996, between the Company and Employee (the "1996 Employment Agreement"). The Company and Employee desire to amend and restate the 1996 Employment Agreement effective February 15, 1999 and to amend and restate the terms and conditions upon which Employee shall continue in the employ of the Company.
NOW THEREFORE, in consideration of the premises and of the mutual covenants hereinafter set forth, the parties hereto have agreed, and do hereby agree, as follows:
1.	EMPLOYMENT TERM; AMENDMENT AND RESTATEMENT OF 1996
EMPLOYMENT AGREEMENT


1.1	The Company will continue to employ Employee in its business and
Employee will continue to work for the Company for a term commencing as of February 15, 1999 and continuing for the duration of the Employment Period (as hereinafter defined). During the Employment Period, Employee will, if so requested, serve as an officer or director of any subsidiary of the Company. Employment Period shall mean the period commencing as of February 15, 1999 and terminating on the date on which the Employment Period is terminated in accordance with the provisions of Section 1.2 below.
1.2	The Employment Period shall terminate on the earlier to occur of:
(i)	Employee's death or at the election of the Company at any time after
Employee's Disability (as such term is hereinafter defined);
(ii)	At the election of the Company on not less than three years' prior written notice to Employee;
(iii)	At the election of Employee on not less than six months' prior written notice to the Company, or upon a "change of control" in accordance with the provisions of Section 7.1 below; or
(iv)	At the election of the Company for "cause" (as such term is
hereinafter defined).
As used herein the term "cause" means (i) willful and repeated failure by Employee to perform his duties hereunder which are not remedied within thirty days after written notice from the Company, (ii) conviction of Employee for a felony, (iii) Employee's dishonesty or willfully engaging in conduct that is demonstrably and materially injurious to the Company or (iv) willful violation by Employee of any provisions of this Agreement which is not remedied within thirty days after written notice from the Company.
2.	DUTIES
2.1	During the Employment Period, Employee shall perform the duties of
Executive Vice President and Chief Operating Officer or such other or additional executive duties consistent with such office as shall, from time to time, be reasonably delegated or assigned to him by the Board of Directors of the Company consistent with Employee's abilities.

2.2	During the term of this Agreement, Employee shall, if elected, serve as a member of the Board of Directors of the Company and such other committees of the Board to which Employee may be appointed.
3.	DEVOTION OF TIME
During the Employment Period, Employee shall expend substantially all of his working time for the Company; shall devote his best efforts, energy and skill to the services of the Company and the promotion of its interests; and shall not take part in activities which are detrimental to the best interests of the Company or which are directly competitive to the business of the Company.
4.	COMPENSATION DURING EMPLOYMENT PERIOD
4.1	In respect of services to be performed by Employee during the Employment
Period, the Company agrees to pay Employee an annual salary of Two Hundred
Forty Thousand ($240,000) Dollars ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.
4.2	Employee's Basic Compensation shall be increased by an amount established by reference to the "Consumer Price Index for Urban Wage Earners and Clerical Workers, New York, New York, all items - Series A-01 (1982 - 84=100)" published by the Bureau of Labor Statistics of the United States Department of Labor (the "Consumer Price Index"). The base period shall be the month ended February 28, 1999 (the "Base Period"). If the Consumer Price Index for the month of February in any year, commencing in 2000, is greater than the Consumer Price Index for the Base Period, Basic Compensation shall be increased to the amount obtained by multiplying Basic Compensation by a fraction, the numerator of which is the Consumer Price Index for the month of February of the year in which such determination is being made and the denominator of which is the Consumer Price Index for the Base Period.

4.3	In addition to his Basic Compensation, during the Employment Period
Employee shall also be entitled to receive for all services rendered hereunder an annual cash bonus ("Incentive Compensation") equal to 2.40% of the Company=s A Pre-Tax Earnings@  (as hereinafter defined) between $500,001 and $1,000,000; 3.00% of the Company=s Pre-Tax Earnings between
$1,000,001 and $2,000,000; 3.60% of the Company=s Pre-Tax Earnings between $2,000,001 and $3,000,000; and 4.5% of the Company's Pre-Tax Earnings in
excess of $3,000,001 to be paid on or before March 15 of each year based on the Company's Pre-Tax Earnings for its fiscal year ended immediately prior thereto. Employee shall not be entitled to Incentive Compensation if the
Company=s Pre-Tax Earnings for a fiscal year are less than $500,000.   In the
event that the Employment Period shall end on any day other than the last day of a fiscal year the Incentive Compensation payable to Employee hereunder shall be prorated based on the ratio that the number of days in that fiscal year which are included in the Employment Period bears to the total number of days in that fiscal year.
4.4	As used herein, the term Pre-Tax Earnings shall mean the net income of the
Company and its subsidiaries, as determined on a consolidated basis as shown on the Company's statement of operations which is included in its audited financial statements, in accordance with generally accepted accounting principles applied consistently with those employed in the preparation of the Company's audited financial statements, as adjusted as follows:
(i)	No deduction or provision shall be made for taxes (which term shall not include any related interest or penalties) based on income or profits of any nature whatsoever (including but not limited to all federal, state, municipal and or other income, franchise, excess profit, sales value added, gross receipts, surtaxes or other taxes upon the Company or any of its subsidiaries or arising from or related to the income of the Company or any of its subsidiaries in any jurisdiction);

(ii)	No deduction shall be made for any Incentive Compensation payable to Employee hereunder or any incentive compensation, bonus or similar payment made to any other executive employee of the Company which is based upon or measured by the earnings of the Company (however defined);
(iii)	Pre-tax earnings (or losses) of consolidated subsidiaries of the
Company which are less than 100% owned by the Company shall be included in the computation of "Pre-Tax Earnings" only to the extent of the Company's percentage ownership interest in each such subsidiary; and
(iv)	Pre-Tax Earnings shall not include:  (A) extraordinary gains or extraordinary losses; or (B) any gain or loss from discontinued business operations.
The amounts earned by Employee hereunder shall be initially computed by the Company and any dispute between the Company and Employee as to the computation thereof shall be determined by the independent certified public accountants then regularly retained by the Company based upon financial statements certified by said accountants and such determination shall be final and binding upon the Company and Employee.
4.5	Employee shall also be entitled to such additional increments and bonuses as shall be determined from time to time by the Board of Directors of the
Company.
4.6	As used in this Agreement the term "Total Compensation" shall mean, with respect to any period, the total amounts paid or payable to Employee with respect to such period whether as Basic Compensation, Incentive Compensation, or as additional payments made pursuant to Paragraph 4.5.
5.	BENEFITS; REIMBURSEMENT OF EXPENSES

5.1	Employee shall at all times have the use of a Company-owned or leased automobile with full maintenance and insurance.  All costs of such automobile, including lease costs or purchase price, gasoline and oil and garaging (except at Employee's home) shall be paid by the Company.
5.2	The Company shall pay directly, or reimburse Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the
Employment Period in accordance with the regular practices of the Company regarding the reimbursement of such expenses.
5.3	Employee and any beneficiary of Employee shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of any pension, insurance, medical and dental insurance or reimbursement, or other similar plan or program of the Company now in existence or hereafter adopted for the benefit of its executive employees.
5.4	The Company shall maintain keyman life insurance on Employee in the minimum amount of $2 million. Upon termination of employment, Employee may continue to pay premiums due under such policy and designate beneficiaries thereunder.
6.	DISABILITY
6.1	If the Employment Period is terminated by reason of Employee's Disability, as defined below, Employee shall be paid a sum equal to 50% of the Total Compensation paid or payable to him with respect to the immediately preceding full fiscal year, such payment to be made to him in six substantially equal monthly installments commencing promptly following any such termination of the Employment Period.
6.2	"Disability" shall mean the inability of Employee, for a continuous period of more than six (6) months, to perform substantially all of his regular duties and carry out substantially all of his responsibilities hereunder because of physical or mental incapacity. The Company shall have the right to have Employee examined by a competent doctor for purposes of determining his physical or mental incapacity.

6.3	The obligations of the Company under Article 6.1 may be satisfied, in whole or in part, by payments to Employee under disability insurance provided by the
Company, and under laws providing disability benefits for employees.
7.	CHANGE IN CONTROL
7.1	In the event at any time after February 15, 1999, a majority of the Board of Directors is composed of persons who are not "Continuing Directors," as hereinafter defined, (i) all stock options and the Shares granted to Employee under any of the Company's stock option plans,
which stock options are currently outstanding and not vested, shall immediately become fully vested and (ii) Employee shall have the option, to be exercised by written notice to the Company, to resign as an employee and terminate this Agreement, effective as of such date as may be specified in his written notice of resignation.
7.2	In the event Employee exercises such option under (ii) above, he shall be entitled to receive, as termination pay, a lump sum equal to the maximum amount that can be paid to Employee, after giving effect to all other benefits accruing to Employee upon the termination of his employment, without any portion thereof constituting an "excess parachute payment" as defined in
'280G(b)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor section of the Code.  The computation of the termination payment to be made to Employee under (ii) above shall be performed, at the sole cost and expense of the Company, by the independent auditors then retained by the Company, or if such auditors notify the Company that they are unwilling to perform such computation, then by any nationally or regionally recognized independent public accounting firm selected by Employee.  The computation provided by such auditors shall be final and binding on the
Company and Employee.  The Company and Employee shall provide such auditors with any documents and other information that the auditors may reasonably request.

7.3	"Continuing Directors" shall mean (i) the directors of the Company at the close of business on February 15, 1999, and (ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.
8.	CONFIDENTIAL INFORMATION; INVENTIONS; RESTRICTIVE COVENANT
8.1	Employee agrees not to divulge, furnish or make available to anyone (other than in the regular course of business of the Company) any confidential knowledge or information with respect to the Company, or with respect to any other confidential or secret aspect of the Company's activities.
8.2	Any methods, developments, inventions and/or improvements, whether patentable or unpatentable, which Employee may conceive or make along the lines of the Company's business while in its employ as an employee or consultant, shall be and remain the property of the Company.  Employee further agrees on request to execute patent applications based on such methods, developments, inventions and/or improvements, including any other instruments deemed necessary by the Company for the prosecution of such patent application or the acquisition of Letters Patent of this and any foreign country.
8.3	Employee agrees to communicate and make known to the Company all knowledge possessed by him relating to any methods, developments, inventions and/or improvements, whether patented, patentable or unpatentable, which concern in any way the business of the Company, whether acquired by him before or during the term hereof, provided, however, that nothing herein shall be construed as requiring any such communication where the method, development, invention and/or improvement is lawfully protected from disclosure as the trade secret of a third party or by any other lawful bar to such communication.

8.4	The services of Employee are unique and extraordinary and essential to the business of the Company, especially since Employee shall have access to the Company's customer lists, trade secrets and other privileged and confidential information essential to the Company's business. Therefore, Employee agrees that if his employment services hereunder shall at any time be terminated for any reason other than a termination resulting from a breach by the Company of any provision of this Agreement, Employee will not at any time within one (1) year after such termination, without the prior written approval of the Company, directly or indirectly, within one-hundred (100) miles of the Company's corporate headquarters in Hauppauge, New York, or any other area in which the Company shall then conduct substantial operations, engage in any business activity which is similar to the business of the Company; and further, Employee agrees that during such one (1) year period he shall not solicit, directly or indirectly, any employee or customer or account of the Company who at the time of such termination was then actively being solicited by the Company.

9.	VACATIONS
Employee shall be entitled to reasonable vacations consistent with the Company's vacation policy, not less than four weeks per year, during each twelve-month period of the term hereof, the time and duration thereof to be determined by mutual agreement between Employee and the Company. In the event Employee does not use his entire vacation in a twelve-month period, he shall be entitled to receive a cash payment in lieu thereof based upon Basic Compensation.
10.	INJUNCTIVE RELIEF

Employee acknowledges and agrees that, in the event he shall violate any of the restrictions of Articles 3 and 8 hereof, the Company will be without adequate remedy at law and will therefor be entitled to enforce such restrictions by temporary or permanent injunctive or mandatory relief obtained in an action or may have at law or in equity, and Employee hereby consents to the jurisdiction of such Court for such purpose, it being understood that such injunction shall be in addition to any remedy which the Company may have at law or otherwise.
11.	ASSIGNMENT, ETC.
This Agreement, as it relates to the employment of Employee, is a personal contract and the rights and interests of Employee hereunder may not be sold, transferred, assigned, pledged or hypothecated.
12.	RIGHT TO PAYMENTS, ETC.
Employee shall not under any circumstances have any option or right to require payments hereunder otherwise than in accordance with the terms hereof. To the extent allowed by law, Employee shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, or any rights and benefits of Employee, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against Employee.
13.	NOTICES, ETC.
Any notice required or permitted to be given to Employee pursuant to this Agreement shall be sufficiently given if sent to Employee by certified mail addressed to him at the following address: 80 Cabot Court, Hauppauge, New
York, 11788, or at any such other address as he shall designate by notice to the Company, and any notice required or permitted to be given to the Company pursuant to this Agreement shall be sufficiently given if sent to the Company by certified mail addressed to it at 80 Cabot Court, Hauppauge, New York, attention of Corporate Secretary, or such other address as the Company shall designate by notice to Employee, with a copy to Squadron, Ellenoff, Plesent & Sheinfeld, LLP, 551 Fifth Avenue, New York, New York, 10176, Attention:
Barbara A. Wood.

14.	GOVERNING LAW
This Agreement shall be governed by, and construed in accordance with the laws of the State of New York, applicable to agreements made and to be performed solely within such state.
15.	WAIVER OF BREACH; PARTIAL INVALIDITY
The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provisions of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and not in any way affect or render invalid or unenforceable any other provisions of this Agreement, and this Agreement shall be carried out as if such invalid or unenforceable provision were not embodied therein.

16.	ENTIRE AGREEMENT
This Agreement constitutes the entire agreement between the parties hereto and there are no representations, warranties or commitments except as set forth herein. This Agreement supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, whether written or oral, of the parties hereto relating to the transactions contemplated by this Agreement. This Agreement may be amended only in writing executed by the parties hereto affected by such amendment.









IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year above-written.
ORBIT INTERNATIONAL CORP.

		By:
Dennis Sunshine, President
and Chief Executive Officer


By:
Bruce Reissman



	AMENDED AND RESTATED EMPLOYMENT AGREEMENT


EMPLOYMENT AGREEMENT, dated as of the 15th day of February 1999 (the AAgreement@), by and between ORBIT INTERNATIONAL CORP., a Delaware corporation (the "Company"), with an office at 80 Cabot Court, Hauppauge, New York, and MITCHELL BINDER ("Employee"), with an address at 800 Barberry Lane, Woodsburgh, New York 11598.

	W I T N E S S E T H :

WHEREAS, Employee is presently employed by the Company in a senior executive capacity pursuant to the terms of a certain Employment Agreement dated as of April 1, 1996, between the Company and Employee (the "1996 Employment Agreement"). The Company and Employee desire to amend and restate the 1996 Employment Agreement effective February 15, 1999 and to amend and restate the terms and conditions upon which Employee shall continue in the employ of the Company.
NOW THEREFORE, in consideration of the premises and of the mutual covenants hereinafter set forth, the parties hereto have agreed, and do hereby agree, as follows:
1.	EMPLOYMENT TERM; AMENDMENT AND RESTATEMENT OF 1996
		EMPLOYMENT AGREEMENT


1.1	The Company will continue to employ Employee in its business and
Employee will continue to work for the Company for a term commencing as of February 15, 1999 and continuing for the duration of the Employment Period (as hereinafter defined). During the Employment Period, Employee will, if so requested, serve as an officer or director of any subsidiary of the Company. Employment Period shall mean the period commencing as of February 15, 1999 and terminating on the date on which the Employment Period is terminated in accordance with the provisions of Section 1.2 below.
1.2	The Employment Period shall terminate on the earlier to occur of:
(i)	Employee's death or at the election of the Company at any time after
Employee's Disability (as such term is hereinafter defined);
(ii)	At the election of the Company on not less than three years' prior written notice to Employee;
(iii)	At the election of Employee on not less than six months' prior written notice to the Company, or upon a "change of control" in accordance with the provisions of Section 7.1 below; or
(iv)	At the election of the Company for "cause" (as such term is
hereinafter defined).
As used herein the term "cause" means (i) willful and repeated failure by Employee to perform his duties hereunder which are not remedied within thirty days after written notice from the Company, (ii) conviction of Employee for a felony, (iii) Employee's dishonesty or willfully engaging in conduct that is demonstrably and materially injurious to the Company or (iv) willful violation by Employee of any provisions of this Agreement which is not remedied within thirty days after written notice from the Company.
2.	DUTIES
2.1	During the Employment Period, Employee shall perform the duties of Vice
President - Finance and Chief Financial Officer or such other or additional executive duties consistent with such office as shall, from time to time, be reasonably delegated or assigned to him by the Board of Directors of the Company consistent with Employee's abilities.

2.2	During the term of this Agreement, Employee shall, if elected, serve as a member of the Board of Directors of the Company and such other committees of the Board to which Employee may be appointed.
3.	DEVOTION OF TIME
During the Employment Period, Employee shall expend substantially all of his working time for the Company; shall devote his best efforts, energy and skill to the services of the Company and the promotion of its interests; and shall not take part in activities which are detrimental to the best interests of the Company or which are directly competitive to the business of the Company.
4.	COMPENSATION DURING EMPLOYMENT PERIOD
4.1	In respect of services to be performed by Employee during the Employment
Period, the Company agrees to pay Employee an annual salary of Two Hundred Eighteen Thousand ($218,000) Dollars ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.
4.2	Employee's Basic Compensation shall be increased by an amount established by reference to the "Consumer Price Index for Urban Wage Earners and Clerical Workers, New York, New York, all items - Series A-01 (1982 - 84=100)" published by the Bureau of Labor Statistics of the United States Department of Labor (the "Consumer Price Index"). The base period shall be the month ended February 28, 1999 (the "Base Period"). If the Consumer Price Index for the month of February in any year, commencing in 2000, is greater than the Consumer Price Index for the Base Period, Basic Compensation shall be increased to the amount obtained by multiplying Basic Compensation by a fraction, the numerator of which is the Consumer Price Index for the month of February of the year in which such determination is being made and the denominator of which is the Consumer Price Index for the Base Period.

4.3	In addition to his Basic Compensation, during the Employment Period
Employee shall also be entitled to receive for all services rendered hereunder an annual cash bonus ("Incentive Compensation") 1.60% of the
Company=s APre-Tax Earnings@ (as hereinafter defined) between $500,001 and $1,000,000; 2.00% of the Company=s Pre-Tax Earnings between $1,000,001 and $2,000,000;  2.40% of the Company=s Pre-Tax Earnings between $2,000,001 and $3,000,000; and 3.00% of the Company's Pre-Tax Earnings in excess of $3,000,001 to be paid on or before March 15 of each year based on the
Company's Pre-Tax Earnings for its fiscal year ended immediately prior thereto. Employee shall not be entitled to Incentive Compensation if the Company=s Pre-Tax Earnings for a fiscal year are less than $500,000. In the event that the Employment Period shall end on any day other than the last day of a fiscal year the Incentive Compensation payable to Employee hereunder shall be prorated based on the ratio that the number of days in that fiscal year which are included in the Employment Period bears to the total number of days in that fiscal year.
4.4	As used herein, the term Pre-Tax Earnings shall mean the net income of the
Company and its subsidiaries, as determined on a consolidated basis as shown on the Company's statement of operations which is included in its audited financial statements, in accordance with generally accepted accounting principles applied consistently with those employed in the preparation of the Company's audited financial statements, as adjusted as follows:
(i)	No deduction or provision shall be made for taxes (which term shall not include any related interest or penalties) based on income or profits of any nature whatsoever (including but not limited to all federal, state, municipal and or other income, franchise, excess profit, sales value added, gross receipts, surtaxes or other taxes upon the Company or any of its subsidiaries or arising from or related to the income of the Company or any of its subsidiaries in any jurisdiction);

(ii)	No deduction shall be made for any Incentive Compensation payable to Employee hereunder or any incentive compensation, bonus or similar payment made to any other executive employee of the Company which is based upon or measured by the earnings of the Company (however defined);
(iii)	Pre-tax earnings (or losses) of consolidated subsidiaries of the
Company which are less than 100% owned by the Company shall be included in the computation of "Pre-Tax Earnings" only to the extent of the Company's percentage ownership interest in each such subsidiary; and
(iv)	Pre-Tax Earnings shall not include:  (A) extraordinary gains or extraordinary losses; or (B) any gain or loss from discontinued business operations.
The amounts earned by Employee hereunder shall be initially computed by the
Company and any dispute between the Company and Employee as to the computation thereof shall be determined by the independent certified public accountants then regularly retained by the Company based upon financial statements certified by said accountants and such determination shall be final and binding upon the Company and Employee.
4.5	Employee shall also be entitled to such additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.
4.6	As used in this Agreement the term "Total Compensation" shall mean, with respect to any period, the total amounts paid or payable to Employee with respect to such period whether as Basic Compensation, Incentive Compensation, or as additional payments made pursuant to Paragraph 4.5.
5.	BENEFITS; REIMBURSEMENT OF EXPENSES

5.1	Employee shall at all times have the use of a Company-owned or leased automobile with full maintenance and insurance.  All costs of such automobile, including lease costs or purchase price, gasoline and oil and garaging (except at Employee's home) shall be paid by the Company.
5.2	The Company shall pay directly, or reimburse Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the
Employment Period in accordance with the regular practices of the Company regarding the reimbursement of such expenses.
5.3	Employee and any beneficiary of Employee shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of any pension, insurance, medical and dental insurance or reimbursement, or other similar plan or program of the Company now in existence or hereafter adopted for the benefit of its executive employees.
5.4	The Company shall maintain keyman life insurance on Employee in the minimum amount of $1 million. Upon termination of employment, Employee may continue to pay premiums due under such policy and designate beneficiaries thereunder.
6.	DISABILITY
6.1	If the Employment Period is terminated by reason of Employee's Disability, as defined below, Employee shall be paid a sum equal to 50% of the Total Compensation paid or payable to him with respect to the immediately preceding full fiscal year, such payment to be made to him in six substantially equal monthly installments commencing promptly following any such termination of the Employment Period.
6.2	"Disability" shall mean the inability of Employee, for a continuous period of more than six (6) months, to perform substantially all of his regular duties and carry out substantially all of his responsibilities hereunder because of physical or mental incapacity. The Company shall have the right to have Employee examined by a competent doctor for purposes of determining his physical or mental incapacity.

6.3	The obligations of the Company under Article 6.1 may be satisfied, in whole or in part, by payments to Employee under disability insurance provided by the
Company, and under laws providing disability benefits for employees.
7.	CHANGE IN CONTROL
7.1	In the event at any time after February 15, 1999, a majority of the Board of Directors is composed of persons who are not "Continuing Directors," as hereinafter defined, (i) all stock options and the Shares granted to Employee under any of the Company's stock option plans, which stock options are currently outstanding and not vested, shall immediately become fully vested and (ii) Employee shall have the option, to be exercised by written notice to the Company, to resign as an employee and terminate this Agreement, effective as of such date as may be specified in his written notice of resignation.
7.2	In the event Employee exercises such option under (ii) above, he shall be entitled to receive, as termination pay, a lump sum equal to the maximum amount that can be paid to Employee, after giving effect to all other benefits accruing to Employee upon the termination of his employment, without any portion thereof constituting an "excess parachute payment" as defined in '280G(b)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor section of the Code.  The computation of the termination payment to be made to Employee under (ii) above shall be performed, at the sole cost and expense of the Company, by the independent auditors then retained by the Company, or if such auditors notify the Company that they are unwilling to perform such computation, then by any nationally or regionally recognized independent public accounting firm selected by Employee.  The computation provided by such auditors shall be final and binding on the
Company and Employee.  The Company and Employee shall provide such auditors with any documents and other information that the auditors may reasonably request.

7.3	"Continuing Directors" shall mean (i) the directors of the Company at the close of business on February 15, 1999, and (ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.
8.	CONFIDENTIAL INFORMATION; INVENTIONS; RESTRICTIVE COVENANT
8.1	Employee agrees not to divulge, furnish or make available to anyone (other than in the regular course of business of the Company) any confidential knowledge or information with respect to the Company, or with respect to any other confidential or secret aspect of the Company's activities.
8.2	Any methods, developments, inventions and/or improvements, whether patentable or unpatentable, which Employee may conceive or make along the lines of the Company's business while in its employ as an employee or consultant, shall be and remain the property of the Company.  Employee further agrees on request to execute patent applications based on such methods, developments, inventions and/or improvements, including any other instruments deemed necessary by the Company for the prosecution of such patent application or the acquisition of Letters Patent of this and any foreign country.
8.3	Employee agrees to communicate and make known to the Company all knowledge possessed by him relating to any methods, developments, inventions and/or improvements, whether patented, patentable or unpatentable, which concern in any way the business of the Company, whether acquired by him before or during the term hereof, provided, however, that nothing herein shall be construed as requiring any such communication where the method, development, invention and/or improvement is lawfully protected from disclosure as the trade secret of a third party or by any other lawful bar to such communication.

8.4	The services of Employee are unique and extraordinary and essential to the business of the Company, especially since Employee shall have access to the Company's customer lists, trade secrets and other privileged and confidential information essential to the Company's business. Therefore, Employee agrees that if his employment services hereunder shall at any time be terminated for any reason other than a termination resulting from a breach by the Company of any provision of this Agreement, Employee will not at any time within one (1) year after such termination, without the prior written approval of the Company, directly or indirectly, within one-hundred (100) miles of the Company's corporate headquarters in Hauppauge, New York, or any other area in which the Company shall then conduct substantial operations, engage in any business activity which is similar to the business of the Company; and further, Employee agrees that during such one (1) year period he shall not solicit, directly or indirectly, any employee or customer or account of the Company who at the time of such termination was then actively being solicited by the Company.

9.	VACATIONS
Employee shall be entitled to reasonable vacations consistent with the Company's vacation policy, not less than four weeks per year, during each twelve-month period of the term hereof, the time and duration thereof to be determined by mutual agreement between Employee and the Company. In the event Employee does not use his entire vacation in a twelve-month period, he shall be entitled to receive a cash payment in lieu thereof based upon Basic Compensation.
10.	INJUNCTIVE RELIEF

Employee acknowledges and agrees that, in the event he shall violate any of the restrictions of Articles 3 and 8 hereof, the Company will be without adequate remedy at law and will therefor be entitled to enforce such restrictions by temporary or permanent injunctive or mandatory relief obtained in an action or may have at law or in equity, and Employee hereby consents to the jurisdiction of such Court for such purpose, it being understood that such injunction shall be in addition to any remedy which the Company may have at law or otherwise.
11.	ASSIGNMENT, ETC.
This Agreement, as it relates to the employment of Employee, is a personal contract and the rights and interests of Employee hereunder may not be sold, transferred, assigned, pledged or hypothecated.
12.	RIGHT TO PAYMENTS, ETC.
Employee shall not under any circumstances have any option or right to require payments hereunder otherwise than in accordance with the terms hereof. To the extent allowed by law, Employee shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, or any rights and benefits of Employee, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against Employee.
13.	NOTICES, ETC.

Any notice required or permitted to be given to Employee pursuant to this Agreement shall be sufficiently given if sent to Employee by certified mail addressed to him at the following address: 80 Cabot Court, Hauppauge, New York, 11788, or at any such other address as he shall designate by notice to the Company, and any notice required or permitted to be given to the Company pursuant to this Agreement shall be sufficiently given if sent to the Company by certified mail addressed to it at 80 Cabot Court, Hauppauge, New York, attention of Corporate Secretary, or such other address as the Company shall designate by notice to Employee, with a copy to Squadron, Ellenoff, Plesent & Sheinfeld, LLP, 551 Fifth Avenue, New York, New York, 10176,
Attention: Barbara A. Wood.

14.	GOVERNING LAW
This Agreement shall be governed by, and construed in accordance with the laws of the State of New York, applicable to agreements made and to be performed solely within such state.
15.	WAIVER OF BREACH; PARTIAL INVALIDITY
The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provisions of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and not in any way affect or render invalid or unenforceable any other provisions of this Agreement, and this Agreement shall be carried out as if such invalid or unenforceable provision were not embodied therein.

16.	ENTIRE AGREEMENT
This Agreement constitutes the entire agreement between the parties hereto and there are no representations, warranties or commitments except as set forth herein. This Agreement supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, whether written or oral, of the parties hereto relating to the transactions contemplated by this Agreement. This Agreement may be amended only in writing executed by the parties hereto affected by such amendment.







IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year above-written.

ORBIT INTERNATIONAL CORP.

		By:
Dennis Sunshine, President
and Chief Executive Officer


By:
Mitchell Binder