Form 10-Q
period 1999-03-31
ORBIT INTERNATIONAL CORP
filed 1999-05-12
CIK 74818

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended 		March 31, 1999

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE
	       SECURITIES  EXCHANGE  ACT  OF  1934
For the quarterly period ended 			 to


Commission file number 			0-3936

			Orbit International Corp.

(Exact name of registrant as specified in its charter)
	Delaware					   ID #	11-1826363

(State or other jurisdiction      (I.R.S. Employer
Identification
 incorporation or organization)	  Number)
	80 Cabot Court, Hauppauge, New York
	11788
(Address of principal executive offices			    (Zip
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


		APPLICABLE ONLY TO CORPORATE ISSUERS:

	  Indicate the number of shares outstanding of each of
the issuer's classes of common stock, as of the latest
practicable date:
March 31, 1999.
6,078,000










ORBIT INTERNATIONAL CORP.


	The financial information herein is unaudited.
However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported.
Additionally, it should be noted that the accompanying condensed financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

	The results of operations for the three months ended
March 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending
December 31, 1999.

	The consolidated balance sheet as of December 31, 1998 was condensed from the audited consolidated balance sheet appearing in the 1998 annual report on Form 10-K.

	These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1998.


























PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


								    March 31,
December 31,
								       1999
1998
								    (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 1,703,000    $
438,000
 Investment in marketable securities.....    1,970,000
3,230,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    1,577,000
	2,345,000
 Inventories ............................    6,646,000
	7,089,000
 Restricted investments, related to
  discontinued operations................         -
26,000
 Assets held for sale, net...............       68,000
80,000
 Other current assets....................      128,000
140,000
 Deferred tax assets.....................	  276,000
	  276,000

   Total current assets..................   12,368,000
13,624,000

 Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................    2,229,000
2,267,000

 Excess of cost over the fair value of
  assets acquired........................    1,131,000
1,155,000

 Investment in marketable securities.....      289,000
517,000

 Other assets............................	  575,000
658,000
 Deferred tax assets.....................	  924,000
	  924,000

 TOTAL ASSETS............................  $17,516,000
$19,145,000



See accompanying notes.



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)



								       March 31,
December 31,
								         1999
	  1998
								     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $   749,000
$  593,000
 Accounts payable..........................     814,000
1,189,000
 Accrued expenses..........................   1,323,000
2,432,000
 Customer advances.........................	   461,000
	  785,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.....     621,000
669,000
 Due to factor.............................        -
15,000

   Total current liabilities...............   3,968,000
5,683,000

Long-term obligations, less current
 portion...................................   4,077,000
3,881,000
Accounts payable, accrued expenses and
 reserves for discontinued operations,
 less current portion......................     467,000
522,000

   Total liabilities.......................   8,512,000
10,086,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     912,000
912,000
Additional paid-in capital.................  23,557,000
23,555,000
Accumulated deficit........................  (5,614,000)
(5,596,000)
Deferred compensation......................        -
(19,000)
Accumulated other comprehensive income.....      (1,000)
9,000
									18,854,000
18,861,000
Treasury stock, at cost....................	(9,850,000)
(9,802,000)
 Total stockholders' equity................   9,004,000
9,059,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $17,516,000
$19,145,000


See accompanying notes.





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



					                	    Three
Months Ended

March 31,
                                        	      1999
	   1998


Net sales..............................       $ 3,409,000
	$ 4,285,000

Cost of sales..........................         2,057,000
2,509,000

Gross profit...........................         1,352,000
1,776,000

Selling, general and administrative
 expense...............................         1,354,000
1,317,000
Interest expense.......................            81,000
95,000
Investment and other income............           (65,000)
(107,000)

Income (loss) before income taxes (benefit)       (18,000)
471,000

Taxes (benefit) on income (loss).......		        -
-

NET INCOME (LOSS)......................		   $ (18,000)
$  471,000


Net income (loss)per common share:


	Basic............................			 $.00
	    $.08
	Diluted..........................			 $.00
	    $.07



See accompanying notes.



    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

				    	                           Three
Months Ended

March 31,
				    				            1999
1998

Cash flows from operating activities:
 Net income (loss)..........................  $   (18,000)
	$  471,000
  Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization..............      43,000
34,000
  Amortization of goodwill...................      24,000
24,000
  Compensatory issuance of stock.............      19,000
19,000
  Change in value of marketable trading
  securities.................................	(10,000)
	      -

Changes in operating assets and liabilities:
 Accounts receivable.........................     768,000
(119,000)
 Inventories.................................     443,000
(527,000)
 Other current assets........................      12,000
14,000
 Accounts payable............................    (375,000)
484,000
 Accrued expenses............................    (109,000)
(13,000)
 Customer advances...........................    (324,000)
684,000
 Assets held for sale........................      12,000
155,000
 Accounts payable, accrued expenses and
  reserves for discontinued operations.......    (103,000)
(194,000)
 Other assets................................      78,000
1,000
 Payment for settlement of class action
  litigation							  (1,000,000)
	      -

Net cash provided by (used in)
   operating activities......................    (540,000)
1,033,000

Cash flows from investing activities:
 Acquisitions of fixed assets................        -
(14,000)
 Purchase of marketable securities...........    (196,000)
(2,253,000)
 Proceeds from sales of marketable securities   1,710,000
2,020,000

Net cash provided by (used in)
   investing activities......................   1,514,000
(247,000)




(continued)







ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)





								         Three
Months Ended

March 31,
				     		                1999
1998

Cash flows from financing activities:
 Due to factor...............................     (15,000)
(200,000)
 Repayments of debt..........................    (148,000)
(387,000)
 Proceeds of debt............................     500,000
-
 Proceeds from stock option exercises........       2,000
8,000
 Treasury stock purchases....................	(48,000)
	      -___
Net cash provided by (used in)
 financing activities........................     291,000
(579,000)


NET INCREASE IN CASH AND CASH
 EQUIVALENTS.................................   1,265,000
207,000


Cash and cash equivalents - January 1........     438,000
1,096,000


CASH AND CASH EQUIVALENTS - March 31...........$1,703,000
$ 1,303,000




Supplemental disclosures of cash flow
  information:

  (1)  Cash paid for:

       Interest.............................. $ 81,000
$  221,000





See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 (NOTE 1) - Income Per Share:

     The following table sets forth the computation of basic and diluted income per common share:
                   	       		         March 31,

	       					    1999           1998
Denominator:                            (a)
 Denominator for basic
  income (loss) per share -
  weighted-average common
  shares						6,077,000		6,111,000

Effect of dilutive securities:
 Employee and directors
  stock options							  748,000
 Warrants									  192,000
 Unearned stock award						   78,000

Dilutive potential common
  shares								     1,018,000

Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion    				6,077,000  	7,129,000

(a) For the three months ended March 31, 1999, the denominator for both basic and diluted income per share is the weighted-average common shares due to a loss recorded for that period.

The numerator for basic and diluted income (loss) per share for the three months ended March 31, 1999 and March 31, 1998 is the net income (loss) for each period.

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.





(continued)





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 3) - Inventories:

     Inventories are comprised of the following:

                                   March 31,      December
31,
                                     1999            1998

Raw Materials..............     $ 2,470,000      $
2,609,000
Work-in-process............       4,176,000
4,480,000

                TOTAL		  $ 6,646,000      $
7,089,000

(NOTE 4) - Available-For-Sale Securities:

     The following is a summary of available-for-sale securities as of:

									      March
31, 1999

Estimated

Fair
                            				     Cost
	   Value

U.S. Treasury bills......................... $ 1,600,000
$ 1,600,000

Corporate debt securities ..................     660,000
659,000

Securities portfolio........................ $ 2,260,000
$ 2,259,000

	The amortized cost and estimated fair value of debt
and marketable equity securities at March 31, 1999 by
contractual maturity, are shown below.  Expected maturities
will differ from contractual maturities because the issuers
of the securities may have the right to repay obligations
without prepayment penalties.
										  March
31,1999

Estimated

Fair
                            				     Cost
	   Value

Due in one year or less....................  $ 1,971,000
$ 1,970,000
Due after one year through three years.....      100,000
101,000
Due after three years......................      189,000
188,000

                                             $ 2,260,000
$ 2,259,000

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

	The following is business segment information for the three month periods ended March 31, 1999 and 1998.

										   March
31,

  									   1999
	   1998
Net sales:
   Electronics........................... $ 2,286,000	  $
2,708,000
   Power Units...........................
	Domestic............................     969,000
1,397,000
	Foreign.............................     154,000
180,000
   Total Power Units.....................   1,123,000
1,577,000
Total net sales.......................... $ 3,409,000	  $
4,285,000



Income (loss) from operations:
   Electronics........................... $   528,000	  $
637,000
   Power Units...........................    (272,000)
24,000
General corporate
  expenses not allocated.................	(258,000)
(202,000)
Interest expense.........................	 (81,000)
	 (95,000)
Investment and other
  income................................. 	  65,000
	 107,000

Income (loss) before income taxes........ $   (18,000)   $
471,000



(continued)




ITEM - II

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS


Results of Operations

Three month period ended  March 31, 1999 v. March 31, 1998

	 The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

	Consolidated net sales for the three month period ended March 31, 1999 decreased to $3,409,000 from $4,285,000 for the three month period ended March 31, 1998 principally due to decreased sales from both the Electronics Segment and the Power Units Segment.

	Gross profit, as a percentage of sales, for the three month period ended March 31, 1999 decreased to 39.7% from 41.4% for the three month period ended March 31, 1998 principally due to lower gross profits realized by the Company's Power Unit Segment. This reduction was partially offset by higher gross profits realized by the Company's Electronics Segment.

	Selling, general and administrative expenses for the three month period ended March 31, 1999 increased to $1,354,000 from $1,317,000 for the three month period ended March 31, 1998 principally due to approximately $163,000 of costs expensed during the current period related to an acquisition opportunity which the Company terminated during the period. Excluding these costs, selling, general and administrative expenses for the three month period ended March 31, 1999 decreased to $1,191,000 from $1,317,000 for the three month period ended March 31, 1998 principally due to several cost cutting initiatives taken by the Company during the period. Selling, general and administrative expenses, exclusive of the costs described above, as a percentage of sales, for the three month period ended March 31, 1999 increased to 34.9% from 30.7% for the comparable period in 1998, principally due to certain fixed costs of the Company's industry segments which did not decrease with the reduction in the Company's sales.

	Interest expense for the three month period ended
March 31, 1999 decreased to $81,000 from $95,000 for the
three month period ended     March 31, 1998 due to a
reduction in amounts borrowed during the period and a lower interest rate.



Investment and other income for the three month period
ended          March 31, 1999 decreased to $65,000 from
$107,000 for the three month period ended March 31, 1998 due to a decrease in funds available for investment in the current period.

	Net income for the three month period ended March 31, 1999 decreased to a loss of $18,000 from income of $471,000 for the three month period ended March 31, 1998. Included in the current period's loss was $163,000 of costs related to an acquisition opportunity which was terminated during the period. Excluding the impact of such costs, net income for the three month period ended March 31, 1999 decreased to $145,000 from $471,000 for the prior period principally due to lower sales recorded by both of the Company's industry segments.


Liquidity, Capital Resources and Inflation:

     Working capital increased to $8,400,000 at March 31, 1999 compared to $7,941,000 at December 31, 1998. The ratio of current assets to current liabilities increased to 3.1 to 1 at March 31, 1999 from 2.4 to 1 at December 31, 1998.

	  Net cash flows used in operations for the three months ended March 31, 1999 was approximately $540,000, primarily attributable to the payment related to the settlement of the class action litigation, a decrease in accounts payable and customer advances partially offset by a decrease in accounts receivable and inventories. Cash flows provided by investing activities for the three months ended March 31, 1999 was approximately $1,514,000, primarily attributable to the net sales of marketable securities. Cash flows provided by financing activities was approximately $291,000, primarily attributable to proceeds received from bank borrowings partially offset by repayments of debt and treasury share repurchases.

      All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

    	In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender, secured by real property and other assets of the Company. The Company used
$3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 was borrowed in January, 1999 to partially fund a class action securities litigation settlement of $1,000,000.





	In September 1998, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. Through May 5, 1999, the Company repurchased approximately 157,000 shares at an average price of $1.67 per share.

The Company's existing capital resources, including its bank credit facilities and cash flow from operations, are expected to be adequate to cover its cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

       Despite continued profitability in 1998, the Company continues to face a very difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. The delay in receiving these awards will shift a portion of shipments anticipated for 1999 into the year 2000. Consequently, the Company projects that the revenue of the Company's
Electronics Segment in 1999 will not match 1998 levels.

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

     The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income. The United States Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of equipment. Any further reductions in the level of military spending by the United States Government and/or further reductions to the United States fleet could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets.

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


Year 2000

	In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statments contained in the following discussion concerning the change over to the year 2000 are forward-looking in nature and are subject to many risks and uncertainties. These forward-looking statements include such matters as the Company's projected state of readiness, the Company's projected cost of remediation, the expected date of completion of remediation and the expected contingency plans associated with any worst case scenarios. Such statements also constitute Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

	The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations.

	The Company has developed a plan to modify its information technology systems to recognize the year 2000, including the purchase of a new manufacturing software package, and has begun converting its critical data processing systems. The Company expects the project to cost between approximately $100,000 and $150,000. This estimate includes the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as potential costs for outside consultants to assist the Company in the implementation of a new software package. The Company does not expect this project to have a material effect on its operations in 1999. The Company has also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. However, the Company is currently uncertain as to the impact on its operations, liquidity and financial conditions should these organizations fail to properly remediate their computer systems.

	  While the Company intends to use diligent efforts and care to implement the plan set forth above and to take any other necessary steps with regard to its information technology systems to prepare for the year 2000, there is no assurance that such steps will effectively accomplish such goal. Furthermore, any failure on the part of the Company's primary suppliers, service providers and customers to adapt their respective information technology systems to recognize the year 2000 could adversely impact the Company.
Furthermore, the United States Government has been a significant customer of the Company for many years. There have recently been several press reports concerning whether certain departments of the United States Government will be Year 2000 compliant on a timely basis. To the extent problems are identified, the Company will implement corrective procedures where necessary to avoid any adverse effect on the Company's cash flow and financial condition.

The failure to correct a material Year 2000 problem could result in an interruption or failure of certain important business operations. The failure of the Company's sales and billing systems could result in the Company's inability to timely post and record sales revenue and expenses. In addition, the aging of the Company's accounts payable would be inaccurate.

	The Company has prepared contingency plans for certain critical applications and it working on plans for others.
These contingency plans involve, among other actions, manual workarounds, increase of inventories, and protective cash management procedures.

	The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by the Company due to the numerous uncertainties and variables associated with such scenarios. Management believes, however, that its Year 2000 program will significantly reduce the Company's risks associated with the change over to the year 2000.

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


ORBIT INTERNATIONAL CORP.
Registrant





Dated:  May 12, 1999			/s/ Dennis Sunshine
							Dennis Sunshine,
President, Chief   						     Executive
officer and Director



Dated:  May 12, 1999			/s/ Mitchell Binder
							Mitchell Binder, Vice
President-
							Finance, Chief Financial
Officer
							and Director









PART II


OTHER INFORMATION




Item 6.	Exhibits and reports on Form 8-K

		(a)   Exhibits.   None



23