Form 10-Q
period 1999-06-30
ORBIT INTERNATIONAL CORP
filed 1999-08-13
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          June 30, 1999
OR
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
June 30, 1999.                                            6,078,000










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

     The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1999.

     The consolidated balance sheet as of December 31, 1998 was condensed from the audited consolidated balance sheet appearing in the 1998 annual report on Form 10-K.

     These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1998.

























PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30,  December 31,
                                               1999        1998
                                           (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 2,103,000    $   438,000
 Investments in marketable securities....    1,150,000      3,230,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    1,981,000      2,345,000
 Inventories ............................    6,060,000      7,089,000
 Restricted investments, related to
  discontinued operations................         -            26,000
 Assets held for sale, net...............       68,000         80,000
 Other current assets....................       98,000        140,000
 Deferred tax assets.....................      276,000        276,000
   Total current assets..................   11,736,000     13,624,000

 Property, plant and equipment - at cost
  less accumulated depreciation and
  amortization...........................    2,195,000      2,267,000

 Excess of cost over the fair value of
   assets acquired.......................    1,107,000      1,155,000

 Investments in marketable securities....      379,000        517,000

 Other assets............................      671,000        658,000
 Deferred tax assets.....................      924,000        924,000

 TOTAL ASSETS............................  $17,012,000    $19,145,000



See accompanying notes.










ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)


                                               June 30,   December 31,
                                                 1999         1998
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Current portion of long-term obligations.. $   738,000    $  593,000
 Accounts payable..........................   1,107,000     1,189,000
 Accrued expenses..........................   1,076,000     2,432,000
 Customer advances.........................       -           785,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations.....                               554,000       669,000
 Due to factor.............................       -            15,000

   Total current liabilities...............   3,475,000     5,683,000

Long-term obligations......................   3,940,000     3,881,000
Accounts payable, accrued expenses and
 reserves applicable to discontinued
  operations,less current portion....            405,000       522,000

   Total liabilities.......................   7,820,000    10,086,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     912,000       912,000
Additional paid-in capital.................  23,557,000    23,555,000
Accumulated deficit........................  (5,410,000)   (5,596,000)
Deferred compensation......................        -          (19,000)
Accumulated other comprehensive income.....     (17,000)        9,000
                                             19,042,000    18,861,000
Treasury stock, at cost....................  (9,850,000)   (9,802,000)

 Total stockholders' equity................   9,192,000     9,059,000



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $17,012,000   $19,145,000


See accompanying notes.






ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



                         Six Months Ended        Three Months Ended
                              June 30,                 June 30,
                          1999        1998         1999        1998


Net sales...........  $ 7,018,000 $ 8,520,000  $ 3,609,000 $ 4,235,000

Cost of sales.......    4,286,000   4,881,000    2,229,000   2,372,000

Gross profit........    2,732,000   3,639,000    1,380,000   1,863,000

Selling, general and
 administrative
 expenses...........    2,546,000   2,724,000    1,192,000   1,407,000
Class action litigation
 settlement.........       -          500,000        -         500,000
Interest expense....      163,000     184,000       82,000      89,000
Investment and
 other income, net..   (  163,000) (  200,000)    ( 98,000)   ( 93,000)
Income (loss) before
 income tax benefit.      186,000     431,000      204,000     (40,000)

Income tax benefit..         -      1,150,000         -      1,150,000

NET INCOME..........  $   186,000 $ 1,581,000    $ 204,000  $1,110,000

Net income per common
 share:
  Basic.............     $  .03     $   .26      $    .03      $  .18
  Diluted...........     $  .03     $   .22      $    .03      $  .16






See accompanying notes.






ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                    1999        1998

Cash flows from operating activities:
 Net income..................................   $ 186,000   $1,581,000
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization.............      82,000       68,000
   Amortization of goodwill..................      48,000       48,000
   Compensatory issuance of stock and options      19,000       39,000
   Change in value of marketable
   securities................................     (26,000)       2,000
   Deferred tax assets.......................        -      (1,150,000)
Changes in operating assets and liabilities:
 Accounts receivable.........................     364,000      586,000
 Inventories.................................   1,029,000     (856,000)
 Other current assets........................      42,000      (30,000)
 Accounts payable............................     (82,000)      80,000
 Accrued expenses............................    (356,000)     311,000
 Customer advances...........................    (785,000)   1,459,000
 Assets held for sale,net....................      12,000      168,000
 Accounts payable, accrued expenses and
  and reserves applicable to
  discontinued operations....................    (232,000)    (303,000)
 Other assets................................     (23,000)    ( 92,000)
 Payment for settlement of class action
  litigation.................................  (1,000,000)        -   -

Net cash (used in) provided by
   operating activities......................    (722,000)   1,911,000

Cash flows from investing activities:
 Purchases of property, plant and equipment..       -          (35,000)
 Purchases of marketable securities..........  (1,767,000)  (3,013,000)
 Proceeds from sales of marketable securities   4,011,000    2,649,000

Net cash provided by (used in)
   investing activities......................   2,244,000     (399,000)






(continued)







ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)


                                                   Six Months Ended
                                                        June 30,
                                                   1999         1998

Cash flows from financing activities:
 Decrease in due to factor...................     (15,000)    (228,000)
 Repayments of long-term debt................    (296,000)    (752,000)
 Proceeds from long-term debt................     500,000       79,000
 Proceeds from exercise of stock options.....       2,000       18,000
 Purchase of treasury stock..................     (48,000)        -   -
Net cash provided by (used in) financing
 activities..................................     143,000     (883,000)


NET INCREASE IN CASH AND CASH
 EQUIVALENTS.................................   1,665,000      629,000


Cash and cash equivalents - January 1........     438,000    1,096,000


CASH AND CASH EQUIVALENTS - June 30..........  $2,103,000  $ 1,725,000




Supplemental cash flow  information:

       Cash paid for:

       Interest.............................. $163,000     $   184,000

       Taxes................................. $   -        $    13,000






See accompanying notes.









ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) - Income Per Share:

     The following table sets forth the computation of basic and diluted income per common share:
                                   Six Months Ended      Three Months Ended

                                       June 30,              June 30,

                                    1999      1998        1999      1998
Denominator:
 Denominator for basic
  income per share -
  weighted-average common
  shares                         6,077,000  6,143,000  6,078,000  6,150,000
Effect of dilutive securities:
 Employee and directors
  stock options                     70,000    770,000     50,000
735,000
 Warrants                           74,000    189,000     47,000
        185,000
 Unearned stock award                 0        58,000        0       56,000


Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion                      6,221,000  7,160,000  6,175,000  7,126,000



     The numerator for basic and diluted income per share for the six and three months ended June 30, 1999 and June 30, 1998 is the net income for each period.

(NOTE 2) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.





(continued)




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 3) - Inventories:

     Inventories consist of the following:

                                   June 30,           December 31,
                                     1999                1998

Raw materials..............     $ 2,275,000           $ 2,609,000
Work-in-process............       3,785,000             4,480,000

                TOTAL           $ 6,060,000           $ 7,089,000


(NOTE 4) - Available-For-Sale Securities:

     The following is a summary of available-for-sale securities:

                                                   June 30, 1999
                                                             Estimated
                                                               Fair
                                                  Cost         Value

U.S. Treasury bills......................... $   931,000    $   931,000


Corporate debt securities ..................     615,000        598,000
                                             ___________    ___________

Balance of securities portfolio............. $ 1,546,000    $ 1,529,000

     The amortized cost and estimated fair value of and marketable debt securities at June 30, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                     June 30, 1999
                                                             Estimated
                                                               Fair
                                                  Cost         Value

Due in one year or less....................  $ 1,156,000    $ 1,150,000
Due after one year through three years.....      101,000         99,000
Due after three years......................      289,000        280,000

                                             $ 1,546,000    $ 1,529,000

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

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

     The following is the Company's business segment information for the six and three month periods ended June 30, 1999 and 1998.


                          Six Months Ended             Three Months Ended
                                June 30,                    June 30,
                            1999        1998            1999       1998
Net sales:
   Electronics........ $ 4,202,000 $ 5,512,000    $ 1,916,000 $2,804,000
   Power Units........
     Domestic.........   2,402,000   2,588,000      1,425,000  1,170,000
     Foreign..........     424,000     483,000        270,000    303,000
     Intercompany sale     (10,000)    (63,000)        (2,000)   (42,000)
   Total Power Units...  2,816,000   3,008,000      1,693,000  1,431,000
          Total        $ 7,018,000 $ 8,520,000    $ 3,609,000 $4,235,000


Income (loss) from
operations:
   Electronics......... $   829,000 $ 1,453,000    $   301,000 $  816,000
   Power Units.........    (235,000)   (109,000)        37,000   (133,000)
General corporate
  expenses not
  allocated (a)........    (408,000)   (929,000)      (150,000)  (727,000)
Interest expense.......    (163,000)   (184,000)       (82,000)   (89,000)
Investment and other
  income...............     163,000     200,000         98,000     93,000

Income (loss) before
income taxes.           $   186,000 $   431,000    $   204,000  $ (40,000)

(a) Includes $500,000 for the class action securities litigation settlement for the six and three months ended June 30, 1998, respectively.



ITEM - II

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS


Results of Operations

Three month period ended  June 30, 1999 v. June 30, 1998

      The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

     Consolidated net sales for the three month period ended June 30, 1999 decreased to $3,609,000 from $4,235,000 for the three month period ended June 30, 1998 principally due to decreased sales from the Electronics Segment which were partially offset by increased sales from the Power Units Segment.

     Gross profit, as a percentage of sales, for the three month period ended June 30, 1999 decreased to 38.2.% from 44.0% for the three month period ended June 30, 1998 due to lower gross profits realized by both of the Company's segments due to product mix for the Power Units Segment and certain costs of the Electronics Segment that did not decrease despite the reduction in sales for the period.

     Selling, general and administrative expenses for the three month period ended June 30, 1999 decreased to $1,192,000 from $1,407,000 for the three month period ended June 30, 1998 principally due to several cost cutting initiatives taken by the Company during the first quarter of 1999. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 1999 decreased slightly to 33.0% from 33.2% for the comparable period in 1998.

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

Interest expense for the three month period ended June 30, 1999 decreased to $82,000 from $89,000 for the three month period ended June 30, 1998 due to a lower interest rate on amounts borrowed during the period.



     Investment and other income for the three month period ended
June 30, 1999 slightly increased slightly to $98,000 from $93,000 for the three month period ended June 30, 1998.

In connection with the resolution of the USA Classic class action securities litigation in the prior period and its related uncertainties and the consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company reduced its valuation allowance against its existing deferred tax assets by $1,150,000 during the three months ended June 30, 1998.

     Net income for the three month period ended June 30, 1999 decreased to $204,000 from $1,110,000 for the three month period ended June 30, 1998. Exclusive of the impact of the income tax benefit and the settlement of the class action litigation, net income for the three month period ended June 30, 1999 decreased to $204,000 from $460,000 for the same period last year principally due to the reduction in revenues.

Six month period ended June 30, 1999 v. June 30, 1998

     Consolidated net sales for the six month period ended June 30, 1999 decreased to $7,018,000 from $8,520,000 for the six month period ended June 30, 1998 principally due to decreased sales from both the Electronics Segment and the Power Units Segment.

     Gross profit, as a percentage of sales, for the six month period ended June 30, 1999 decreased to 38.9% from 42.7% for the six month period ended June 30, 1998 due to lower gross profits realized by both the Electronics Segment and the Power Units Segment due to certain costs that did not decrease despite the reduction in sales for the period.

     Selling, general and administrative expenses for the six month period ended June 30, 1999 decreased to $2,546,000 from $2,724,000 for the six month period ended June 30 1998 principally due to several cost cutting initiatives taken by the Company during the first quarter of 1999. Selling, general and administrative expenses, as a percentage of sales, for the six months ended June 30, 1999 increased to 36.3% from 32.0% for the comparable period in 1998 principally due to decreased sales during the current period.

     In July, 1998, the Company reached a settlement with respect to the USA Classic class action securities litigation subject to an executed "Stipulation of Settlement" by each of the parties and approval of such by the court. The Company's portion of the settlement was $1,000,000 of which $500,000 had been previously accrued.
Accordingly, the Company recorded an additional charge of $500,000 during the six months ended June 30, 1998.



     Interest expense for the six month period ended June 30, 1999 decreased to $163,000 from $184,000 for the six month period ended June 30, 1998 due to a lower interest rate on amounts borrowed during the period.

     Investment and other income for the six month period ended June 30, 1999 decreased to $163,000 from $200,000 for the six month period ended June 30, 1998 principally due to a decrease in funds available for investment in the current period.

     In connection with the resolution of the USA Classic class action securities litigation in the prior period and its related uncertainties and the consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company reduced its valuation allowance against its existing deferred tax assets by $1,150,000 during the six months ended June 30, 1998.

     Net income for the six month period ended June 30, 1999 decreased to $186,000 from $1,581,000 for the six month period ended June 30, 1998. Exclusive of the impact of the income tax benefit and the settlement of the class action litigation, net income for the six month period ended June 30, 1999 decreased to $186,00 from $931,000 for the same period last year principally due to the reduction in revenues.

Liquidity, Capital Resources and Inflation:

     Working capital increased to $8,261,000 at June 30, 1999 compared to $7,941,000 at December 31, 1998. The ratio of current assets to current liabilities increased to 3.4 to 1 at June 30, 1999 from 2.4 to 1 at December 31, 1998.

       Net cash flows used in operations for the six months ended June 30, 1999 was approximately $722,000, primarily attributable to the payment related to the settlement of the class action litigation and a decrease in accrued expenses and customer advances which was partially offset by a decrease in accounts receivable and inventories. Cash flows provided by investing activities for the six months ended June 30, 1999 was approximately $2,244,000, due to the net sales of marketable securities. Cash flows provided by financing activities was approximately $143,000, primarily attributable to proceeds of debt which was partially offset by repayments of debt and treasury share repurchases.

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

In September 1998, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions. Through August 3, 1999, the Company repurchased approximately 157,000 shares at an average price of $1.67 per share. The Company has not made any repurchases since the first quarter of 1999 in order for it to remain in compliance with financial covenants related to its existing credit facility.

The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

       Despite continued profitability in 1998, and through the first two quarters of 1999, the Company continues to face a very difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. The delay in receiving these awards will shift a portion of shipments anticipated for 1999 into 2000. Consequently, the Company projects that the revenue of the Company's Electronics Segment in 1999 will not match the levels recorded in 1998.

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

      The Company retained OEM Capital Corp (OEM), an investment banking firm specializing in the electronics, communications and computer industries, to assist the Company in identifying viable acquisition opportunities. Although the Company is committed to enhancing its sales and profitability through strategic acquisitions as well as through internal growth, there is no guarantee that OEM will present acquisition candidates that will ultimately result in a transaction for the Company.

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

     The Company has developed a plan to modify its information technology systems to recognize the Year 2000, including the purchase of a new manufacturing software package, and is converting its critical data processing systems. The Company expects the project to cost between approximately $100,000 and $150,000. This estimate includes the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as potential costs for outside consultants to assist the Company in the implementation of a new software package. The Company does not expect this project to have a material effect on its operations in 1999. The Company has also initiated discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. However, the Company is currently uncertain as to the impact on its operations, liquidity and financial conditions should these organizations fail to properly remediate their computer systems.

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

     The Company has prepared contingency plans for certain critical applications and it working on plans for others. These contingency plans involve, among other actions, manual workarounds, and protective cash management procedures.

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


ORBIT INTERNATIONAL CORP.
Registrant





Dated:  August 12, 1999            /s/ Dennis Sunshine
                                   Dennis Sunshine, President, Chief
                                   Executive officer and Director



Dated:  August 12, 1999            /s/ Mitchell Binder
                                   Mitchell Binder, Vice President-
                                   Finance, Chief Financial Officer
                                   and Director









PART II


OTHER INFORMATION




Item 4.   Submission of matters to a vote of security holders.

     An Annual Meeting of Stockholders of the Company was held on July 9, 1999. The holders of 6,077,593 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 5,820,984 shares of Common Stock, or approximately 96% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

1. The stockholders voted for the election of each of the following persons nominated to serve as a director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 5,746,131 votes for and 76,844 against, Bruce Reissman by 5,746,131 votes for and 76,844 against, Mitchell Binder by 5,746,331 votes for and 76,644 against, John Molloy by 5,746,331 votes for and 76,644 against, Stanley Morris by 5,746,331 votes for and 76,644 against and Marc Pfefferle by 5,746,331 for and 76,644 against.

2. The stockholders voted 5,764,297 for and 54,056 against the resolution relating to the notification of Ernst & Young LLP as the independent auditors and accountants for the Company for the year ended December 31, 1998 (4,622 votes abstained).

Item 6.   Exhibits and reports on Form 8-K

          (a)   Exhibits.   None










4