Form 10-Q
period 1999-09-30
ORBIT INTERNATIONAL CORP
filed 1999-11-15
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          September 30, 1999
OR
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

                                   Yes              No

          APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (after giving effect to the one for three reverse stock split effective October 4, 1999):
November 12, 1999                                              2,026,000










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

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1999.

     The consolidated balance sheet as of December 31, 1998 was condensed from the audited consolidated balance sheet appearing in the 1998 annual report on Form 10-K.

     These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1998.





























PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                           September 30,   December 31,
                                               1999            1998
                                            (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 2,107,000    $   438,000
 Investments in marketable securities....    1,037,000      3,230,000
 Accounts receivable, net................    1,996,000      2,345,000
 Inventories ............................    6,080,000      7,089,000
 Restricted investments, related to
  discontinued operations................         -            26,000
 Assets held for sale, net...............       41,000         80,000
 Other current assets....................      176,000        140,000
 Deferred tax assets.....................      276,000        276,000

   Total current assets..................   11,713,000     13,624,000

 Property, plant and equipment - at
 cost, net...............................    2,162,000      2,267,000

 Excess of cost over the fair value of
   assets acquired, net..................    1,083,000      1,155,000

 Investments in marketable securities....      281,000        517,000

 Other assets............................      666,000        658,000
 Deferred tax assets.....................      924,000        924,000


 TOTAL ASSETS............................  $16,829,000    $19,145,000



See accompanying notes.



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)



                                            September 30,  December 31,
                                                 1999         1998
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $   738,000    $  593,000
 Accounts payable..........................   1,335,000     1,189,000
 Accrued expenses..........................     837,000     2,432,000
 Customer advances.........................        -          785,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................     518,000       669,000
 Due to factor.............................        -           15,000

   Total current liabilities...............   3,428,000     5,683,000

Long-term obligations......................   3,803,000     3,881,000
Accounts payable, accrued expenses and
 reserves applicable to discontinued
   operations, less current portion..... ....     393,000       522,000

   Total liabilities.......................   7,624,000    10,086,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     304,000       912,000
Additional paid-in capital.................  24,165,000    23,555,000
Accumulated deficit........................  (5,402,000)   (5,596,000)
Deferred compensation......................        -          (19,000)
Accumulated other comprehensive
 (loss) income.............................     (12,000)        9,000
                                             19,055,000    18,861,000
Treasury stock, at cost....................  (9,850,000)   (9,802,000)
 Total stockholders' equity................   9,205,000     9,059,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $16,829,000   $19,145,000


See accompanying notes.



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)



                       Nine Months Ended               Three Months Ended

                         September 30,                    September 30,


                         1999    1998                  1999        1998



Net sales........    $ 9,791,000  $ 12,346,000    $ 2,773,000  $ 3,826,000

Cost of sales....      5,897,000     7,217,000      1,611,000    2,336,000


Gross profit.....      3,894,000     5,129,000      1,162,000    1,490,000

Selling, general and
 administrative
 expenses........      3,690,000     4,004,000      1,144,000    1,280,000

Class action litigation
 settlement......           -          500,000          -             -


Interest expense......   250,000       251,000         87,000       67,000

Investment and
 other income, net....  (240,000)     (300,000)       (77,000)    (100,000)

Income before
 income tax benefit...   194,000       674,000          8,000      243,000

Income tax benefit....       -       1,200,000            -         50,000


NET INCOME ........    $ 194,000    $1,874,000      $   8,000   $  293,000



Net income per common
share:

     Basic........        $.10         $.91              $.00         $.14

     Diluted......        $.09         $.79              $.00         $.13


See accompanying notes.



    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                    1999         1998

Cash flows from operating activities:
 Net income ................................  $  194,000      $1,874,000
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization...............  122,000         104,000
   Amortization of goodwill....................   72,000          72,000
   Compensatory issuance of stock and options..   19,000          58,000
   Change in value of marketable  securities...  (21,000)         18,000
   Benefit for deferred taxes..................     -         (1,200,000)
Changes in operating assets and liabilities:
   Accounts receivable.........................  349,000       1,150,000
   Inventories.................................1,009,000      (1,000,000)
   Other current assets........................  (36,000)         42,000
   Other assets................................  (25,000)       (270,000)
   Accounts payable............................  146,000         405,000
   Accrued expenses............................ (595,000)        (18,000)
   Customer advances........................... (785,000)      1,102,000
   Assets held for sale, net...................   39,000         185,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations................................. (280,000)       (422,000)
       Payment for settlement of class action
    securities litigation.....................(1,000,000)      _____-___

Net cash (used in) provided by
   operating activities......................   (792,000)      2,100,000

Cash flows from investing activities:
 Purchases of property, plant and equipment..        -           (49,000)
 Purchases of marketable securities.......... (1,966,000)     (4,688,000)
 Proceeds from sales of marketable securities  4,421,000       3,872,000

Net cash provided by (used in)
   investing activities......................  2,455,000        (865,000)






(continued)









ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                (continued)




                                                   Nine Months Ended
                                                      September 30,
                                                   1999         1998

Cash flows from financing activities:
 Decrease in due to factor...................     (15,000)    (245,000)
 Repayments of long-term debt................    (433,000)  (4,297,000)
 Proceeds from long-term debt................     500,000    3,500,000
 Proceeds from exercise of stock options.....       2,000       20,000
 Purchase of treasury stock..................     (48,000)      50,000
Net cash provided by (used in) financing
  activities.................................       6,000   (1,072,000)


NET INCREASE IN CASH AND CASH
 EQUIVALENTS.................................   1,669,000      163,000


Cash and cash equivalents - January 1........     438,000    1,096,000


CASH AND CASH EQUIVALENTS - September 30.......$2,107,000  $ 1,259,000




Supplemental disclosures of cash flow
  information:

  (1)  Cash paid for:

       Interest.............................. $250,000      $  251,000

       Taxes................................. $   -         $   32,000


See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) - Reverse Stock Split:

     On September 1, 1999, the Board of Directors authorized, and on October 1, 1999, the Company's shareholders approved, an amendment to the Company's Certificate of Incorporation to effectuate a one-for-three reverse stock split thereby decreasing the number of issued and outstanding shares of the Company's common stock. Accordingly, all per share data and number of common shares have been retroactively restated to reflect the reverse stock split.

 (NOTE 2) - Income Per Share:

     The following table sets forth the computation of basic and diluted income per common share:
                                  Nine Months Ended      Three Months Ended

                                      September 30,         September 30,

                                  1999           1998     1999        1998

Denominator:
 Denominator for basic
  income per share -
  weighted-average common
  shares                      2,026,000      2,057,000   2,026,000
2,058,000


Effect of dilutive securities:
 Employee and directors
  stock options                  17,000        229,000        -      178,000
 Warrants                        15,000         60,000        -       53,000
 Unearned stock award              -            12,000        -       11,000

Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion                   2,058,000      2,358,000   2,026,000 2,300,000

     The numerator for basic and diluted income per share for the nine and three months ended September 30, 1999 and September 30, 1998 is the net income for each period.

(NOTE 3) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(continued)


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
                                (continued)

(NOTE 4) - Inventories:

     Inventories are comprised of the following:

                                  September 30,   December 31,
                                     1999            1998

Raw Materials..............      $ 2,312,000      $ 2,609,000
Work-in-process............        3,768,000        4,480,000

                TOTAL            $ 6,080,000      $ 7,089,000


(NOTE 5) - Available-For-Sale Securities:


     The following is a summary of available-for-sale securities as of:

                                                 September 30, 1999
                                                             Estimated
                                                               Fair
                                                  Cost         Value

U.S. Treasury bills......................... $   942,000    $   942,000


Corporate debt securities ..................     388,000        376,000


Securities portfolio........................ $ 1,330,000    $ 1,318,000


     The amortized cost and estimated fair value of marketable debt securities at September 30, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.
                                                   September 30,1999
                                                             Estimated
                                                               Fair
                                                  Cost         Value

Due in one year or less....................  $ 1,042,000    $ 1,037,000
Due after three years......................      288,000        281,000

                                             $ 1,330,000    $ 1,318,000
(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 6)  -  Business Segments:

     The Company operates in two business segments. Its Electronics Segment, through the Orbit Instrument Division, is engaged in the design, manufacture and sale of customized electronic components and subsystems.
Its Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

     The following is business segment information for the nine and three months ended September 30, 1999 and 1998.

                      Nine Months Ended           Three Months Ended

                         September 30,               September 30,

                      1999           1998         1999           1998


Net sales:
 Electronics.......  $ 5,763,000  $ 8,034,000 $  1,561,000  $  2,522,000
 Power Units.......
  Domestic........     3,453,000    3,703,000    1,046,000     1,115,000
  Foreign.........       585,000      688,000      166,000       205,000
  Intercompany sales.    (10,000)     (79,000)       -           (16,000)
Total Power Units....  4,028,000    4,312,000    1,212,000     1,304,000
     Total           $ 9,791,000  $12,346,000  $ 2,773,000   $ 3,826,000

Income (loss) from
 operations:
  Electronics....... $ 1,092,000  $ 2,042,000      263,000   $   589,000
  Power Units.......    (349,000)    (274,000)    (113,000)     (165,000)
General corporate
  expenses not
  allocated.(a)......   (539,000)  (1,143,000)    (132,000)     (214,000)
Interest expense.....   (250,000)    (251,000)     (87,000)      (67,000)
Investment and other
  income.............    240,000      300,000       77,000       100,000
Income before
 income taxes........$   194,000    $ 674,000      $ 8,000    $  243,000

(a) Includes a $500,000 charge for the class action securities litigation settlement for the nine months ended September 30, 1998.

(continued)
                              ITEM - II

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three month period ended September 30, 1999 v. September 30, 1998

      The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

     Consolidated net sales for the three month period ended September 30, 1999 decreased to $2,773,000 from $3,826,000 for the three month period ended September 30, 1998 due to decreased sales from both its Electronics Segment and its Power Units Segment.

     Gross profit, as a percentage of sales, for the three month period ended September 30, 1999 increased to 41.9% from 38.9% for the three month period ended September 30, 1998 due to higher gross profits realized by both of the Company's Segments due to product mix. This increase in gross margin was realized despite a reduction in sales for the period.

     Selling, general and administrative expenses for the three month period ended September 30, 1999 decreased to $1,144,000 from $1,280,000 for the three month period ended September 30, 1998 principally due to several cost cutting initiatives taken by the Company during the first quarter of 1999 in anticipation of expected lower revenues for 1999. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 1999 increased to 41.3% from 33.5% for the three month period ended September 30, 1998 due to decreased sales during the current period.

     Interest expense for the three month period ended September 30, 1999 increased to $87,000 from $67,000 for the three month period ended September 30, 1998 due to higher amounts borrowed as well as a higher interest rate on those amounts borrowed during the current period.

     Investment and other income for the three month period ended September 30, 1999 decreased to $77,000 from $100,000 for the three month period ended September 30, 1998 due to a decrease in the amounts invested during the current period.

     In connection with the resolution of the USA Classic class action securities litigation in the prior year and its related uncertainties and the Company's consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company reduced its valuation allowance against its deferred tax assets by $50,000 during the three months ended September 30, 1998.
Net income for the three month period ended September 30, 1999 decreased to $8,000 from $293,000 for the three month period ended September 30, 1998 principally due to a reduction in revenues.

Nine month period ended September 30, 1999 v. September 30, 1998

     Consolidated net sales for the nine month period ended September 30, 1999 decreased to $9,791,000 from $12,346,000 for the nine month period ended September 30, 1998 principally due to decreased sales from both the Electronics Segment and the Power Units Segment.

     Gross profit, as a percentage of sales, for the nine month period ended September 30, 1999 decreased to 39.8% from 41.5% for the nine month period ended September 30, 1998 due to lower gross profits realized by both the Electronics Segment and the Power Units Segment due to certain costs that did not decrease despite the reduction in sales for the period.

     Selling, general and administrative expenses for the nine month period ended September 30, 1999 decreased to $3,690,000 from $4,004,000 for the nine month period ended September 30, 1998 principally due to several cost cutting initiatives taken by the Company during the first quarter of 1999. Selling, general and administrative expenses, as a percentage of sales, for the nine months ended September 30, 1999 increased to 37.7% from 32.4% for the comparable period in 1998 principally due to decreased sales during the current period.

     In July, 1998, the Company reached a settlement with respect to the USA Classic class action securities litigation. The Company's portion of the settlement was $1,000,000 of which $500,000 had been previously accrued. Accordingly, the Company recorded an additional charge of $500,000 during the nine months ended September 30, 1998.

     Interest expense for the nine month period ended September 30, 1999 was $250,000 and did not materially change from $251,000 recorded for the nine month period ended September 30, 1998.

     Investment and other income for the nine month period ended September 30, 1999 decreased to $240,000 from $300,000 for the nine month period ended September 30, 1998 principally due to a decrease in funds available for investment in the current period.

     In connection with the resolution of the USA Classic class action securities litigation in the prior year and its related uncertainties and the Company's consistent earnings from its continuing operations, pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company reduced its valuation allowance against its deferred tax assets by $1,200,000 during the nine months ended September 30, 1998.







     Net income for the nine month period ended September 30, 1999 decreased to $194,000 from $1,874,000 for the nine month period ended September 30, 1998. Net income for the nine month period ended September 30, 1999 decreased to $194,000 from $1,174,000 for the same period last year, excluding the effect of the income tax benefit and the settlement of the class action securities litigation. The decrease was principally due to the reduction in revenues.


Liquidity, Capital Resources and Inflation:

     Working capital increased to $8,285,000 at September 30, 1999 compared to $7,941,000 at December 31, 1998. The ratio of current assets to current liabilities increased to 3.4 to 1 at September 30, 1999 from 2.4 to 1 at December 31, 1998.

       Net cash flows used in operations for the nine months ended September 30, 1999 was approximately $792,000, primarily attributable to the payment related to the settlement of the class action litigation and a decrease in accrued expenses and customer advances partially offset by a decrease in accounts receivable and inventories. Cash flows provided by investing activities for the nine months ended September 30, 1999 was approximately $2,455,000, due to the net sales of marketable securities. Cash flows provided by financing activities was approximately $6,000, primarily attributable to proceeds of debt which was partially offset by repayments of debt and the purchase of treasury stock.

      All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender, secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 was borrowed in January, 1999 to partially fund a class action securities litigation settlement of $1,000,000. The amount owed under this existing credit facility at September 30, 1999 was approximately $ 3,453,000 at an interest rate of 1.25 percent above the prime rate of interest.

     On September 1, 1999, the Board of Directors authorized a 1 for 3 reverse stock split thereby decreasing the number of issued and outstanding shares of the Company's stock. All per share data and numbers of common shares have been retroactively restated to reflect this reverse stock split. In September 1998, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to 83,333 shares of its common stock in the open market or in privately negotiated transactions. Through August 3, 1999, the Company repurchased approximately 52,000 shares at an average price of $5.01 per share. The Company has not made any repurchases since the first quarter of 1999 in order for it to remain in compliance with financial covenants related to its existing credit facility.


The Company's existing capital resources, including its bank credit facilities and its projected cash flow from operations, are expected to be adequate to cover its cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

       Despite continued profitability in 1998, and through the first three quarters of 1999, the Company continues to face a very difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. The delay in receiving these awards will shift a portion of shipments anticipated for 1999 into the year 2000. Consequently, the Company projects that the revenue of the Company's Electronics Segment in 1999 will not match the levels recorded in 1998.

      The Company continues to seek new contracts which require incurring up-front design, engineering, prototype and preproduction costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by its customers, including the U.S. Government, for such effort. In addition, even if the U. S. Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and preproduction stage, there is no assurance that funding will be provided for future production.

     The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income. The U.S. Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of equipment. Any further reductions in the level of military spending by the U.S Government and/or further reductions to the U.S. fleet could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets.

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

     The Company has developed a plan to modify its information technology systems to recognize the Year 2000, including the purchase of a new manufacturing software package, and has converted its critical data processing systems. The Company has incurred approximately $125,000 for this project. These costs include the price of new software and internal costs but excludes the costs to upgrade and replace systems in the normal course of business as well as potential costs for outside consultants to assist the Company in the implementation of a new software package. The Company does not expect this project to have a material effect on its operations in 1999. The Company has also had discussions with its significant suppliers, large customers and financial institutions to ensure that these parties have appropriate plans to remediate Year 2000 issues where their systems interface with Company systems or otherwise impact its operations. However, the Company is currently uncertain as to the impact on its operations, liquidity and financial conditions should these organizations fail to properly remediate their computer systems.

       While the Company has used diligent efforts and care to implement the plan set forth above and to take any other necessary steps with regard to its information technology systems to prepare for the Year 2000, there is no assurance that such steps will effectively accomplish such goal. Furthermore, any failure on the part of the Company's primary suppliers, service providers and customers to adapt their respective information technology systems to recognize the Year 2000 could adversely impact the Company. Furthermore, the United States Government has been a significant customer of the Company for many years. There have recently been several press reports concerning whether certain departments of the United States Government will be Year 2000 compliant on a timely basis. To the extent problems are identified, the Company will implement corrective procedures where necessary to avoid any adverse effect on the Company's cash flow and financial condition.

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

Forward Looking Statements

     Statements in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Quantitative And Qualitative Disclosures About Market Risks

     The Company is exposed to market risk related to changes in interest rates. Most of the Company's debt is at a variable rate of interest and is not hedged by any derivative instruments.














SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ORBIT INTERNATIONAL CORP.
Registrant





Dated:  November 12, 1999          /s/ Dennis Sunshine
                                   Dennis Sunshine, President, Chief
                                   Executive officer and Director



Dated:  November 12, 1999          /s/ Mitchell Binder
                                   Mitchell Binder, Vice President-
                                   Finance, Chief Financial Officer
                                   and Director









PART II


OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders

     A Special Meeting of Stockholders of the Company was held on October 1,1999. The holders of 6,077,593 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 5,712,801 shares of Common Stock, or approximately 94% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

     The stockholders voted 5,480,741 for and 213,427 against the resolution relating to the amendment to the Company's Certificate of Incorporation to effect a one-for three reverse stock split of the Company's outstanding common stock (18,633 votes abstained).

Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits
                    Exhibit No.
3.1 Certificate of Amendment of Certificate of Incorporation

(b) On October 6, 1999, the Company filed a Form 8-K stating that on October 1, 1999, it's shareholders approved an amendment to the Company's Certificate of Incorporation to effect a one-for-three reverse stock split of the Company's outstanding stock.




















                                             EXHIBIT 3.1
     CERTIFICATE OF AMENDMENT
     OF
     CERTIFICATE OF INCORPORATION
     OF
     ORBIT INTERNATIONAL CORP.

               Orbit International Corp., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

FIRST: That by unanimous vote of the Board of Directors of the Corporation, resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of the Corporation, declaring such amendment to be advisable and calling a special meeting of the stockholders of the Corporation for consideration thereof. The resolutions setting forth the proposed amendment are as follows:

RESOLVED, that the Board of Directors deems it advisable and in the best interest of the Corporation to reduce the number of outstanding shares of common stock, par value $.10 per share, of the Corporation by effecting a reverse stock split of the Corporation's outstanding shares of common stock by reclassifying each three (3) shares of common stock held into one (1) share of common stock, par value $.10 per share; and further

RESOLVED, that the Board of Directors of the Corporation hereby declares advisable that the Certificate of Incorporation of the Corporation be amended by adding thereto the following provisions:

Immediately upon effectiveness of this amendment to the Certificate of Incorporation of the Corporation pursuant to the General Corporation Law of the State of Delaware
(the "Effective Time"), each three shares of the Corporation's Common Stock, par value $.10 per share ("Old
Common Stock") issued and outstanding immediately prior thereto and each three shares held immediately prior thereto in the Corporation's treasury, shall automatically, without further action on the part of the Corporation or any holder of such Old Common Stock, be reclassified into and become one new share of the Corporation's Common Stock, par value $.10 per share ("New
Common Stock"), following the Effective Time. The reclassification of the Old Common Stock into New Common
Stock will be deemed to occur at the Effective Time, regardless of when the certificates previously representing such shares of Old Common Stock are physically surrendered to the Corporation in exchange for certificates representing shares of New Common Stock.
After the Effective Time, certificates previously representing shares of Old Common Stock will, until such shares are surrendered to the Corporation in exchange for certificates representing shares of New Common Stock, represent the number and class of shares of New Common
Stock into which such shares of Old Common Stock shall have been reclassified pursuant to this amendment;
provided, however, that no dividends or other distributions shall be received by a person holding shares of New Common Stock until certificates previously representing shares of Old Common Stock have been so surrendered for exchange.

In any case in which the reclassification of shares of Old
Common Stock into shares of New Common Stock would otherwise result in any stockholder holding a fractional share, the Corporation shall, in lieu of issuing any such fractional share, pay the stockholder for such fractional share on the basis of the average closing market price on the Nasdaq National Market of the Old Common Stock for the ten (10) trading days immediately preceding the day of the Effective Time with payment for each one-third of a share of New Common Stock being equal to the average closing price of one share of Old Common Stock."

SECOND: That thereafter, pursuant to a resolution of its Board of Directors, a special meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the adoption of the foregoing resolutions.

     THIRD: That the foregoing amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

FOURTH: This Certificate of Amendment shall become effective at 5:00 p.m. Delaware time on the date on which it is filed in the office of the Secretary of State of Delaware.

IN WITNESS WHEREOF, Orbit International Corp. has caused this certificate to be signed by the President and Chief Executive Officer of Orbit International Corp. this 1st day of October, 1999.

Orbit International Corp.

By:_____________________
Name:  Dennis Sunshine
Title:    President and Chief Executive
      Officer


19

2