Form 10-K
period 1999-12-31
ORBIT INTERNATIONAL CORP
filed 2000-03-30
CIK 74818

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              Form 10-K

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

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

Registrant=s telephone number, including area code: (631) 435-8300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                     Name of Each Exchange on Which
Registered

Common Stock, $.10 par value per share       Nasdaq SmallCap Market

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

Aggregate market value of Registrant's voting stock held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq SmallCap Market on March 22, 2000): $4,494,886

Number of shares of common stock outstanding as of March 22, 2000: 2,025,864

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2000 Annual Meeting of
Stockholders. The Registrant's proxy statement filed on September 1, 1999 pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with a Special Meeting of the Stockholders.
                                PART I


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

DISCONTINUED APPAREL OPERATIONS

     On August 6, 1996, the Board of Directors of the Company adopted a plan to sell and/or liquidate its remaining United States and Canadian apparel operations. The United States operations consisted of the design, importation and manufacture of women's active-wear and outer-wear, principally under the East/West label, through the Company's East/West Division and its subsidiary, East End Apparel Group Ltd. In the fourth quarter of 1996, the Company entered into a three-year license agreement (the "Athco License Agreement") with Athco, Inc.
("Athco"), an unaffiliated third party, pursuant to which Orbit granted to Athco the right to manufacture and sell ladies apparel under the "East/West" trademark in the United States and
Canada. Under the terms of the Athco License Agreement, Orbit was entitled to a royalty equal to 3% of the first $5,000,000 of net sales of the articles licensed under such agreement during each year of the term and 2% of net sales in excess of $5,000,000 during each such year. Athco was also required to pay certain annual guaranteed minimum royalties. In May, 1999 the Athco
License Agreement was amended whereby the minimum royalty for 1999 was reduced from
$150,000 to $140,000 payable in sixteen equal installments. The Company has the right to terminate the Agreement upon 30 days written notice. The operations of the East/West division are limited to servicing such license.

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

The following sets forth certain selected historical financial information relating to the
Company's business segments:

                      December 31,
                              1999      1998   1997



Net sales:


Electronics            $ 6,975,000 $10,250,000     $10,045,000
Power Units
Domestic                  4,438,000       817,000        (10,000)    5,245,000
5,245,000     6,397,000     1,200,000
(16,000)
Foreign                                           7,581,000
Intercompany sales                 935,000
Total Power Units                          (79,000)    6,101,000




Operating income
(loss) (1):


Electronics                615,000   2,412,000        2,457,000
Power Units                            (461,000)          634,000
                      (810,000)



Assets:


Electronics               6,156,000      7,863,000    8,033,000
Power Units           3,303,000      3,964,000          3,967,000

_______________
(1) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 16 to the Consolidated Financial Statements appearing elsewhere in this report.

GLOSSARY OF TECHNICAL TERMS

"AC power sources" -- equipment that produces power that is the same as what would be received from a public utility.

"BL series" -- Cold Cathode Fluorescent Tubes.

"CRT terminals" -- Cathode Ray Tube terminals.

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

"NAVICP" -- Naval Inventory Control Point, providing program and supply support for the
United States Navy in order to keep weapons systems mission-ready.

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

"P series"
"ruggedized hardware" -- hardware designed to meet severe environmental conditions.

"ruggedized market"  -- the market for ruggedized hardware.

"standard shipboard display console requirements" -- the standard tactical display used specifically by the United States Navy.

"subsystems"  -- units produced to be integrated into larger computer systems.

"T&D" -- utility transmission and distribution.

"telco-based designs"  -- standard telephone interface designs.

"telecommunication superconducting amplifiers" -- amplifiers used in cable television.

"TFT" -- thin film transistor.

"trackballs" -- cursor control devices used in conjunction with data display systems.

"UPS market"  -- the market for uninterruptable power supplies.

"uninterruptable power supplies (UPS)" -- devices which allow a computer to operate while utility power is lost.

"VGA"-- video graphics array.

SURVEILLANCE AIRCRAFT PROGRAMS:

E-2C

J/STARS (Joint Surveillance Target Attack Radar Systems)

AWACS (Lookdown Surveillance Aircraft)

SHIPBOARD PROGRAMS:

AEGIS (Guided Missile Cruisers and Destroyers)

DDG'S (Guided Missile Destroyers)

BFTT (Battle Force Tactical Training)

LSD'S (Amphibious Warfare Ships)

LHA'S (Amphibious Warfare Ships)

DESCRIPTION OF BUSINESS

  GENERAL

     Orbit's Electronics Segment, which is operated through its Orbit Instrument Division, designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Company primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military "ruggedized hardware" for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements,
"full-mil keyboards", "trackballs" and "data entry display devices". The Electronics Segment's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including
E-2C, J/STARS, AWACS and P-3 requirements and shipboard programs, including
AEGIS,
DDG'S, BFTT, LSD'S and LHA'S applications, as well as a variety of land-based guidance control programs.

     Orbit's Power Units Segment is operated through its Behlman subsidiary and is in the business of manufacturing and selling power supplies, AC power sources, "frequency converters", "uninterruptable power supplies ("UPS")", associated analytical equipment and other electronic equipment. The military division of Behlman designs and manufactures "power conversion devices" and electronic products for measurement and display.

PRODUCTS

Electronics Segment

     Intercommunication Panels

  The Orbit Instrument Division has designed and developed a complement of display panels for rugged mission critical applications. The display panels provide customers with potential program solutions that include Electro Luminescent (E.L.), AC Plasma and Liquid Crystal
Display (LCD) technologies. Prime contractors which require command, combat communications or display systems have requested these panels to support a number of console applications. The Orbit Instrument Division has also completed land-based and shipboard secure voice "telco-based designs", and has been awarded a Basic Ordering Agreement from Naval
Surface Warfare Center in Crane, Indiana. The Basic Ordering Agreement establishes firm fixed prices for six Orbit panel configurations. The Agreement enables the United States Government to procure each of the panel configurations in indefinite quantities, with the price therefore increasing by an agreed upon escalation for subsequent periods.

     Graphic Display Terminal

     The Orbit Instrument Division's family of graphic terminals enables the operator to monitor and control radar systems for shipboard and airborne applications. These terminals are used throughout a ship or surveillance plane as adjuncts to larger console displays. The modular design of the terminals facilitates applications for surface ship, submarine, aircraft and land-based requirements.

     Operator Control Trays

     The Orbit Instrument Division designs and manufactures a variety of "operator control trays" that help organize and process data created by interactive communications systems, making such data more manageable for operator consumption. These trays are presently used to support patrol and surveillance airborne aircraft programs, "standard shipboard display console requirements" and shore land-based defense systems applications.

     Data Entry, Keyboards, and Display Systems

     The Orbit Instrument Division has designed and manufactures a variety of "computer controlled action entry panels (CCAEPS)", which provide a console operator with multiple displays of computer generated data. The Orbit Instrument Division has designed a number of custom keyboards to meet full military specifications. These keyboards have been designed for shipboard, airborne, sub-surface and land-based program requirements.

     Color Liquid Crystal Displays (LCD's)

     The Orbit Instrument Division has developed a family of 18.1" and 20.1" color LCD display panels for military and rugged commercial opportunities. The display is manufactured using Super Fine TFT (thin film transistor) active matrix technology. The display is backlit with
Cold Cathode Fluorescent Tubes (CCFT), and is driven by an integral inverter. The Company has adapted this technology for high brightness and full-color imaging requirements. The
Company is positioning this technology for surface ship and trading floor opportunities.

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

Power Units Segment

     Power Sources

     Behlman's "AC power sources" are used in the production of various types of equipment such as ballasts for fluorescent lighting, "CRT terminals", hair dryers and hospital beds, electroluminescent panels, furnace igniters, vacuum cleaner motors, compressors and paint spray equipment and are used in test labs to meet European Community required testing, aircraft testing and simulators. Other uses include powering equipment for oil and gas exploration.

     Behlman's frequency converters are used to convert local power frequency (e.g., 60HZ in the United States) to local frequencies elsewhere (e.g., 50 HZ in Europe).

     Behlman's UPS products are used for backup power when local power is lost. Behlman only competes in the "ruggedized and industrial market" as opposed to the commercial "UPS market". Behlman is a manufacturer and value added reseller of these products and has recently added a new line of high power UPS systems.

     Behlman's military division has value-engineering personnel who are capable of reconfiguring obsolete or hard-to-maintain United States Government equipment.
 After the
value-engineering is completed, in most instances, Behlman will be contracted to build the equipment, but in the event the component is contracted to be built elsewhere but is based upon the Behlman's engineering design, Behlman will receive a percentage of the United States
Government's savings over the life of the program.

     Behlman also performs reverse engineering of analog systems for the United States
Government or United States Government contractors to enable them to have a new contractor with high quality capabilities at a competitive price.

     Behlman is recognized by the Source Development Department of the NAVICP and has been given the opportunity to compete against prime contractors. Behlman has recently received an order for a set of power sources as a result of such competition program.

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

     Behlman's Power Passport PS1350 is a low cost basic instrument for use in the import/export and aerospace markets. The P series has fewer features but is priced below
Behlman's BL series. Another version, the P1351, was introduced in the second quarter of 1999 as an intermediary version between the P1350 and the BL1350 in terms of cost and function.

     Behlman also operates as a qualified repair depot for many United States Air Force and
Navy programs.

PROPOSED PRODUCTS

Electronics Segment

     The Orbit Instrument Division is currently expanding its design and development resources to update hardware previously used for full military program requirements. The Orbit
Instrument Division believes its wide variety of components, controls, subsystems and plasma secure voice and intercommunication panels that have supported the military for aircraft, shipboard, subsurface and land-based program requirements have alternative uses. It is the intent of the Company to update the electrical and mechanical functionality of these units and subsystems and provide ruggedized and commercial equivalent hardware at cost competitive prices.

     Orbit Instrument has recently received an order for prototype keyboards from one of its major customers to be used by air traffic controllers. These prototype keyboards will be delivered to various air traffic control centers for evaluation by air traffic controllers.

     The Orbit Instrument Division also has recently completed a prototype keyboard for
"mission critical" cost sensitive trading floor and brokerage firm applications.

     The Orbit Instrument Division has recently completed a pre-production order for a new
Electroluminescent (EL) Display Terminal. The Data Entry Display combines a high bright EL
Display module with an ultra-compact single board computer. The unit was specifically designed as a high speed AT compatible computer which will mechanically fit into limited space applications. This EL technology based Data Entry Display Panel is being implemented on various army and marine programs such as the Fire Finder Program as well as several foreign military programs. Orbit has received pre-production orders for these units for four different programs.

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

     Power Units Segment

     Behlman has developed a strategic relationship with a manufacturer of DC/DC converter modules. These modules will be sold under the Behlman name and will be used in value added equipment sales.

     Behlman is also looking at various ways to reconfigure its commercial hardware to meet military specifications so that its hardware may be considered "Commercial Off the Shelf" for military and aircraft manufacturers' requirements. Behlman is currently under order for several units of this hardware.

     Behlman has entered the Utility Transmission and Distribution ("T&D") industry. The utility industry is facing competition, resulting in pressure to cut costs in their substations through automation. In the event of a power outage, the computers and other critical equipment must be powered with AC power sources utilizing the substation batteries. Behlman has received orders for this equipment and has been advertising in industry periodicals. An offshoot of the T&D market is the telecommunications market where batteries are generally used to keep the system running. This market is being investigated and Behlman plans to enter it in much the same way as it entered the T&D market. Behlman has developed two new products to supply this market. They are a sine wave inverter and a modified version of the same unit. These have been introduced and will be in production in the first quarter of 2000.

     The products and programs described above are presently being developed by the
Company. However, there can be no assurance that such development efforts will result in any marketable products.

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

COMPETITION

     The Electronics Segment's competitive position within the electronics industry is, in management's view, predicated upon the Orbit Instrument Division's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customers. (See "- term contracts with either of the above-mentioned customers.

     The major customers of the Electronics Segment are Raytheon Company and various agencies of the United States Government, accounting for approximately 46% and 18%, respectively, of the net sales of the Electronics Segment for the year ended December 31, 1999.
The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

     The major customer of the Power Units Segment is the United States Government, accounting for approximately 28% of the net sales of the Power Units Segment for the year ended December 31, 1999. The loss of this customer would have a material adverse effect on the net sales and earnings of the Power Units Segment.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United
States Government could have a materially adverse effect on the Company's sales and earnings.

BACKLOG

     As of December 31, 1999 and 1998 the Company's backlog was as follows:


             1999             1998

Electronics  $3,000,000       $7,000,000


Power Units  3,000,000           2,000,000


Total        $6,000,000       $9,000,000

     Of the backlog at December 31, 1999, approximately $500,000 represents backlog under contracts which will not be shipped during 2000.

     A significant amount of the Company's contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

SPECIAL FEATURES OF UNITED STATES GOVERNMENT CONTRACTS

     Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the
Power Units Segment at the convenience of the United States Government occurred during the year ended December 31, 1999.

     A significant portion of the Company's revenues are subject to audit under the Vinson-
Trammel Act of 1934 and other federal statutes since they are derived from sales under United
States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

RESEARCH AND DEVELOPMENT

     The Company incurred approximately $731,000, $793,000 and $795,000 of research and development expenses during the years ended December 31, 1999, 1998 and 1997, respectively.

PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 23, 1999, the Company employed 92 persons on a full-time basis. Of these, the Electronics Segment employed 49 people, consisting of 10 in engineering and drafting, 5 in sales and marketing, 10 in direct and corporate administration and the balance in production.
The Power Units Segment employed 43 people, consisting of 11 in engineering and drafting, 4 in sales, 2 in direct and corporate administration and the balance in production.

ITEM 2.  PROPERTIES

     The Company owns its plant and executive offices, located at 80 Cabot
Court,
Hauppauge, New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are utilized for manufacturing operations) in a two-story, sprinklered, brick building which was completed in October 1982 and expanded in 1985.

     Behlman leases 1,700 square feet in Ventura, California which is used for sales. The lease expires in December 2000.

     As a residual of its discontinued apparel operations, the Company has leases for showroom and office space in New York, warehouse space in New Jersey and showroom, office and manufacturing space in Winnipeg, Manitoba, Canada. The Company has subleased its showroom and office space in New York and its warehouse space in New Jersey. The leases and subleases thereon expired in January, 2000 and June, 1999, respectively.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on October 1, 1999 to approve an amendment to the Company's Certificate of Incorporation to effect a one-for-three reverse stock split of the Company's outstanding stock. The approval of the reverse stock split was necessary to meet the requirements for listing on the Nasdaq SmallCap Market. See Item 4 of the
Company's Report on Form 10-Q filed November 15, 1999.


                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     As of March 9, 2000, the Company had 322 shareholders of record. The Company's stock is traded on the Nasdaq SmallCap Market (Nasdaq symbol ORBT).

     The quarterly closing prices for the period January 1, 1998 through December 31, 1999, as reported by Nasdaq, were as follows. The prices set forth below have been adjusted to give effect to the one-for-three reverse stock split effective October 4, 1999.

                                    CLOSE

                                    HIGH       LOW


1998:

  First Quarter:                       13.50     9.56

                                                 8.63
  Second Quarter:                   12.38

                                       9.75
  Third Quarter:                               5.44

                                                 4.50
  Fourth Quarter:                   6.375



1999:
                                       6.56      3.00
  First Quarter:


  Second Quarter:                   4.50       3.00


  Third Quarter:                    3.38       1.50

                                                 1.00
  Fourth Quarter:                   1.88






The Company has not declared any dividends during the aforesaid period.

     ITEM 6.  SELECTED FINANCIAL DATA

                                       Year ended December 31,

                     1999            1998    1997       1996       1995



Net sales     $12,220,000 $16,351,000             $16,971,000$11,763,000
                                       $17,626,000



Income        (1,375,000) 1,881,000                 3,311,000   2,491,000
from continuingoperations              2,038,000



Income (loss)
from                                            --
discontinued            --           --           (8,800,000)(24,744,000)
operations


Income per sharefrom continuingoperations: (a)   Basic
   Diluted

                     (.68)          .90       1.02       1.68        1.26
                                    .81        .90       1.59        1.26


                    (.68)


Income
(loss) per
share                                                 ( 4.44)    ( 12.60)
 from                   --           --         --    ( 4.26)    ( 12.51)
discontinued            --           --         --
operations: (a)   Basic
   Diluted



Total assets  14,948,000  19,145,000    17,899,000 19,931,000 38,028,000
at year-end


Long-term obligations3,666,0003,881,000   3,667,000   3,817,000 1,097,000


Total stockholders' Equity7,648,0009,059,000   7,287,000   5,146,000  9,318,000



After giving effect to the one-for-three reverse stock split effective October 4, 1999.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Year Ended December 31, 1999 v. Year Ended December 31, 1998

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics
Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

     Consolidated net sales for the year ended December 31, 1999 decreased to $12,220,000 from $16,351,000 for the prior year due to decreased sales from both the Electronics Segment and the Power Units Segment.

     Gross profit, as a percentage of sales, for the year ended December 31, 1999 decreased to
33.4% from 41.8% for the prior year due to lower gross profits realized by both the Electronics
Segment and the Power Units Segment principally due to the reduction in sales and the write-down of certain inventory items due to the vast uncertainty facing the defense industry.

     Selling, general and administrative expenses for the year ended December 31, 1999 decreased to $4,952,000 from $5,719,000 for the year ended December 31, 1998 principally due to several cost cutting initiatives taken by the Company during the first quarter of 1999. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 1999 increased to 40.5% from 35.0% for the prior year principally due to decreased sales during the current year.

     In July 1998, the Company reached a settlement with respect to the USA Classic class action securities litigation pursuant to an executed "Stipulation of Settlement" by each of the parties and the approval of such by the court. The Company's portion of the Settlement was $1,000,000 of which $500,000 had been previously accrued. Accordingly, the Company recorded an additional charge of $500,000 during 1998. In January 1999, the Company paid $1,000,000 to the plaintiffs in complete satisfaction of its obligations under the settlement agreement.

     Interest expense for the year ended December 31, 1999 was $334,000 and did not materially change from $328,000 recorded for the year ended December 31, 1998.

     Investment and other income for the year ended December 31, 1999 decreased to $278,000 from $393,000 for the prior year principally due to a decrease in funds available for investment in the current period.

     In connection with related uncertainties surrounding the defense industry, pursuant to
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the
Company adjusted its valuation allowance against its deferred tax asset thereby taking a charge of
$450,000 to income for the year ended December 31, 1999. In the prior year, in connection with the resolution of the USA Classic class action securities litigation, the Company reduced its valuation allowance against its existing deferred tax asset by $1,200,000 for the year ended
December 31, 1998.

     For the year ended December 31, 1999, the Company recorded a net loss of $1,375,000 compared to net income of $1,881,000 for the year ended December 31, 1998. Excluding the charge for the settlement of the class action securities litigation in the prior year and the adjustments to the Company's deferred tax asset in both the current and prior year, the net loss for the year ended December 31, 1999 was $925,000 compared to net income of $1,181,000 for the year ended
December 31, 1998.

Year Ended December 31, 1998 v. Year Ended December 31, 1997

     Consolidated net sales for the year ended December 31, 1998 decreased to $16,351,000 from $17,626,000 for the prior year, principally due to decreased sales of $1,480,000 in the
Company's Power Units Segment which were partially offset by increased sales of $205,000 in the
Company's Electronics Segment.

     Gross profit, as a percentage of net sales, for the year ended December 31, 1998 decreased to 41.8% from 43.1% for the prior year due to lower gross profits realized by the Company's Power
Unit Segment primarily due to a reduction in the Segment's sales.

     Selling, general and administrative expenses for the year ended December 31, 1998 increased to $5,719,000 from $5,596,000 for the year ended December 31, 1997, principally due to a charge of $236,000 in 1998, resulting from the final determination of an inventory dispute related to the
1996 Behlman acquisition. Excluding this charge, selling general and administrative expenses for the year ended December 31, 1998 decreased to $5,483,000 from $5,596,000 for the prior year.
This decrease was principally due to a reduction in corporate expenses which were partially offset by higher selling, general and administrative costs incurred by the Electronics Segment resulting from increased selling and marketing efforts. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 1998 increased to 35.0% from 31.7% for the prior year due to higher selling, general and administrative costs incurred by the Electronics Segment and certain fixed costs of the Power Unit segment which did not decrease despite the reduction in the Segment's sales.

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

     In connection with the resolution of the USA Classic class action securities litigation and its related uncertainties and consistent with Financial Accounting Standards No. 109, "Accounting for
Income Taxes", the Company recorded additional deferred tax assets and reduced its valuation allowance against its existing deferred tax assets by $1,200,000 during the year ended December
31, 1998.

     Net income for the year ended December 31, 1998 decreased to $1,881,000 from
$2,038,000 for the prior year. Included in the current year's net income was the reduction of a valuation allowance against existing deferred tax assets of $1,200,000 and charges of $500,000, recorded in connection with the settlement of the class action securities litigation and $236,000 resulting from the final determination of an inventory valuation dispute related to the 1996 Behlman acquisition. Excluding the impact of the income tax benefit, the settlement of the class action litigation and the resolution of the dispute, net income for the year ended December 31, 1998 decreased to $1,417,000 from $2,038,000 from the prior year. This decrease was principally due to lower profits recorded by the Company's Power Units Segment resulting from a decrease in the
Segment's sales.

Liquidity, Capital Resources and Inflation

     Working capital decreased to $7,161,000 at December 31, 1999 compared to $7,941,000 at December 31, 1998. The ratio of current assets to current liabilities increased to 3.2 to 1 at December 31, 1999 from 2.4 to 1 at December 31, 1998.

     Net cash flows used in operations for the year ended December 31, 1999 was $1,102,000, primarily attributable to the net loss for the period, the payment related to the settlement of the class action litigation and a decrease in accrued expenses and customer advances that was partially offset by the non cash flow effect of the reduction of the deferred tax asset and a decrease in accounts receivable and inventories. Cash flows provided by investing activities for the year ended December
31, 1999 was $3,770,000, primarily attributable to the net sales of marketable securities. Cash flows used in financing activities for the year ended December 31, 1999 was $131,000, primarily attributable to repayments of long-term debt and the purchase of treasury stock partially offset by the proceeds of long term debt.

     All operations of the discontinued apparel companies have been
terminated.   All losses, and
obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 was borrowed in January 1999 to partially fund a class action securities litigation settlement of
$1,000,000. The amount owed under this credit facility at December 31, 1999 was approximately
$3,322,000 at an interest rate of 1.25 above the prime rate of interest.

  On September 1, 1999 the Board of Directors authorized a 1 for 3 reverse stock split thereby decreasing the number of issued and outstanding shares of the Company's stock. This reverse stock split was approved by the shareholders on October 1, 1999 and the effective date was October 4,
1999. All per share data and numbers of common shares have been retroactively restated to reflect this reverse stock split. The purpose of the reverse stock split was to put the Company into compliance with the requirements of a small cap listing in order to effectuate the transfer of the
Company's listing from the Nasdaq National Market to the Small Cap Market. See the Company's
Report on Form 8-K, filed October 6, 1999. In September 1998, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to 83,333 shares of its common stock in the open market or in privately negotiated transactions. The Company repurchased approximately 52,000 shares at an average price of $5.01 per share. The Company has not made any repurchases since the first quarter of 1999.

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

     The Company continues to face a very difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. The delay in receiving these awards shifted a portion of shipments anticipated for 1999 into the year 2000.
However, the Company continues to experience delays in contract awards and because of this uncertainty, does not see any improvement to revenue levels in the year 2000.

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

     The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income. The U.S. Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of equipment. Any further reductions in the level of military spending by the United States Government and/or further reductions to the
U.S. fleet could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets as well as to other Departments of
Defense.

Year 2000

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. There was concern that this could result in system failures or miscalculations leading to disruptions in the Company's activities and operations.

     In response to the Year 2000 issue, the Company developed a plan to modify its information technology systems to recognize the year 2000, including the purchase of a new manufacturing software package, and proceeded to convert its critical data processing systems. The Company spent approximately $125,000, funded by cash from operations, on its Year 2000 compliance. The expenses primarily included the price of new software as well as implementation of the new software package. The Company also spent resources to communicate with its significant suppliers, large customers and financial institutions to ensure that those parties had appropriate plans to remediate
Year 2000 issues where their systems interface with Company systems or otherwise impact its operations, and to prepare contingency plans including manual workarounds, increase of inventories and protective cash management proceeds.

     As of March 2000, the Company has experienced no disruptions in operations as a result of the Year 2000 issue and does not anticipate additional material expenses related to the Year 2000 issue. Additionally, the Company has not been notified or become aware of any significant Year
2000 related incidents which would materially impact operations. However, the Company will continue to monitor the Year 2000 issue in the event such incidents become evident.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

     The Company is exposed to market risk related to changes in interest rates. Most of the
Company's debt is at a variable rate of interest and is not hedged by any derivative instruments.
That debt which is subject to a variable rate of interest amounted to approximately $3,322,000 at
December 31, 1999. If market interest rates increase by five percent from levels at December 31,
1999, the effect on the Company's results of operations would be approximately $165,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index to financial statements, which is a part of the financial statements, and the financial statements and schedules included elsewhere in this Annual Report on Form 10-K.

              ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                       QUARTERLY FINANCIAL DATA
                            (Consolidated)


Year Ended             First Quarter Second QuarterThird QuarterFourth Quarter
December 31, 1999


Net sales              $3,409,000    $3,609,000   $2,773,000  $2,429,000


Gross profit           1,352,000     1,380,000    1,162,000   189,000


Net income             (18,000)      204,000      8,000       (1,569,000)


Basic income per       $(.01)        $.10         $.00        $(.77)
common share (a)


Diluted income per
common share (a)               $(.01)         $.10        $.00        $(.77)


Year Ended             First Quarter Second QuarterThird QuarterFourth Quarter
December 31, 1998


Net sales              $4,285,000    $4,235,000   $3,826,000  $4,005,000


Gross profit           1,776,000     1,863,000    1,490,000   1,706,000


Net income             471,000       1,110,000    293,000     7,000


Basic income per       $.23          $.54         $.14        $.00
common share(a)


Diluted income per     $.21          $.48         $.12        $.00
common share (a)

(a) After giving effect to the one-for-three reverse stock split effective October 4, 1999.


Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On February 4, 2000, the Board of Directors of the Company approved the engagement of Goldstein Golub Kessler LLP as its independent auditors for the fiscal year ended December 31,
1999 to replace the firm of Ernst & Young LLP. The Company determined to change its independent auditors on the basis of the significant savings in the amount of fees paid and not as a result of a dispute or disagreement with Ernst & Young LLP. See the Company's Report on
Form 8-K/A filed February 17, 2000.

                           PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information regarding the remaining members of the Board of Directors is incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the
Company's 2000 Annual Meeting of Stockholders.

Item 11.     EXECUTIVE COMPENSATION

             Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders.

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

  10 (a)          Amended and Restated Employment Agreement, dated as of
February 15,
             1999, between Registrant and Mitchell Binder. Incorporated by reference to
             Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998.

  10 (b)          Amended and Restated Employment Agreement, dated as of
February 15,
             1999, between Registrant and Bruce Reissman. Incorporated by reference to
             Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998.

  10 (c)          Amended and Restated Employment Agreement, dated as of
February 15,
             1999 between Registrant and Dennis Sunshine. Incorporated by reference to
             Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998.

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

10 (h)       Credit Agreement between the Company and The Chase Manhattan Bank dated
             August 4, 1998 including exhibits thereto. Incorporated by reference to Exhibit
             10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1998.

  21         Subsidiaries of Registrant.  Incorporated by reference to Exhibit
21 to the
             Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31,
             1996.

  23*        Consent of Goldstein Golub Kessler LLP.

  23.1*      Consent of Ernst & Young LLP.

  27*        Financial Data Schedule

(b)  Reports on Form 8-K:
        A report on Form 8-K was filed on October 6, 1999.
                         __________
        * Filed herewith.



                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      ORBIT INTERNATIONAL CORP.


Dated: March 30, 2000                 By: /s/ Dennis Sunshine
                                           Dennis Sunshine, President and Chief
                                           Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                  DATE


 /s/ Dennis Sunshine     President, Chief ExecutiveOfficer and DirectorMarch
30, 2000
Dennis Sunshine


 /s/ Mitchell Binder     Vice                   March 30, 2000
Mitchell Binder          President-Finance, ChiefFinancial Officer and Director



 /s/ Bruce Reissman      Executive Vice President,Chief Operating March 30, 2000
Bruce Reissman           Officer and
                         Director



 /s/ Harlan Sylvan             Treasurer,       March 30, 2000
Harlan Sylvan            Secretary and Controller


 /s/ Marc Pfefferle      Director               March 30, 2000
Marc Pfefferle


 /s/ John Molloy         Director               March 30, 2000
John Molloy


 /s/ Stanley Morris      Director               March 30, 2000
Stanley Morris

Exhibit 23


INDEPENDENT AUDITOR'S CONSENT




To the Board of Directors
Orbit International Corp.


We hereby consent to incorporation by reference in the Registration Statement on Form S-8
(Registration Number 333-25979) of our report dated February 25, 2000, except for Note 18, as to which the date is March 1, 2000, on the consolidated financial statements of Orbit International
Corp. and Subsidiaries as of December 31, 1999, which appear in the Annual Report on Form 10-
K of Orbit International Corp. for the year ended December 31, 1999.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 30, 2000


Exhibit 23.1

We consent to the incorporation by reference in the Registration Statement (Form S-8 No.
333-25979) pertaining to the Orbit International Corporation 1995 Employee Stock Option
Plan and the Orbit International Corporation 1995 Stock Option Plan for Non-Employee
Directors of our report dated March 5, 1999, except for the reverse stock split described in
Note 3 as to which the date is October 4, 1999 with respect to the consolidated financial statements and schedule of Orbit International Corp. included in the Annual Report (Form 10-
K) for the year ended December 31, 1998.


                                      /s/ Ernst & Young LLP

New York, New York
March 30, 2000

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                    FORM 10K-ITEM 14(A)(1)&(2)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULE

INDEPENDENT AUDITOR'S REPORT
F-1


INDEPENDENT AUDITOR'S REPORT
F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 1999 and 1998
F-3
   Statements of Operations for the Years ended December 31, 1999, 1998 and 1997 F-4
   Statements of Stockholders' Equity for the Years ended December 31, 1999,
1998
    and 1997
F-5 - F-6
   Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997 F-7
   Notes to Consolidated Financial Statements
  F-8 - F-20


The following financial statement schedule is included in Item 14(d):

Schedule II-Valuation and Qualifying Accounts
F-21


All other schedules for which provision is made in the applicable accounting regulation of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.



INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors
Orbit International Corp.


We have audited the accompanying consolidated balance sheet of Orbit International Corp. and
Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL
MATERIAL RESPECTS, THE FINANCIAL POSITION OF ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES AS OF
DECEMBER 31, 1999, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE YEAR THEN
ENDED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALSO, IN OUR OPINION, THE
RELATED FINANCIAL STATEMENT SCHEDULE, WHEN CONSIDERED IN RELATION TO THE BASIC CONSOLIDATED
FINANCIAL STATEMENTS TAKEN AS A WHOLE, PRESENTS FAIRLY IN ALL MATERIAL RESPECTS THE INFORMATION SET
FORTH THEREIN.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 25, 2000, except for Note 18,
 as to which the date is March 1, 2000

                    Report of Independent Auditors



Stockholders and Board of Directors
Orbit International Corp.


We have audited the accompanying consolidated balance sheet of Orbit International Corp. and subsidiaries as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements of free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                           /s/Ernst & Young LLP


New York, New York
March 5, 1999, except for the reverse
stock split described in Note 3 as to
which the date is October 4, 1999



                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


DECEMBER 31,
1999                                                              1998

ASSETS

                                Current Assets:
  Cash and cash equivalents               $  2,975,000
   $     438,000
  Investments in marketable securities           3,000
   3,230,000
  Accounts receivable, less allowance for doubtful accounts of
   $166,000 in 1999 and $178,000 in 1998     1,391,000
   2,345,000
  Inventories                                5,804,000
   7,089,000
  Restricted investments related to discontinued operations
   26,000
  Assets held for sale - discontinued operations41,000
   80,000
  Other current assets                         136,000
   140,000
  Deferred tax assets                          75,000     276,000
  TOTAL CURRENT ASSETS                     10,425,000       13,624,000

Property, plant and equipment, at cost, less accumulated
 depreciation and amortization              2,128,000
  2,267,000

Excess of cost over the fair value of assets acquired, less
 accumulated amortization of $330,000 in 1999 and
 $234,000 in 1998                           1,059,000
  1,155,000

Investments in marketable securities         -
  517,000

Other assets                                  661,000
  658,000

Deferred tax assets                           675,000
  924,000
  TOTAL ASSETS                            $14,948,000      $19,145,000

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  Current Liabilities:
  Current portion of long-term obligations$     738,000
  $     593,000
  Accounts payable                          1,143,000
  1,189,000
  Accrued expenses                            884,000
  2,432,000
  Accounts payable, accrued expenses and reserves applicable
   to discontinued operations                 499,000
  669,000
  Due to factor                              -
  15,000
  Customer advances                          -            785,000
  TOTAL CURRENT LIABILITIES                 3,264,000        5,683,000

Long-term obligations                       3,666,000
  3,881,000

Accounts payable, accrued expenses and reserves applicable to discontinued operations, less current portion370,000
  522,000
  TOTAL LIABILITIES                         7,300,000       10,086,000

                                         Commitments and Contingencies

                                                 Stockholders' Equity:
  Common stock - $.10 par value               304,000
        304,000
  Additional paid-in capital               24,165,000
  24,163,000
  Accumulated deficit                     (6,971,000)
  (5,596,000)
  Deferred compensation                      -
  (19,000)
  Accumulated other comprehensive income     -              9,000
                                           17,498,000       18,861,000
   Treasury stock, at cost                (9,850,000)
  (9,802,000)
  STOCKHOLDERS' EQUITY                      7,648,000        9,059,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$14,948,000    $19,145,000


                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS


YEAR ENDED DECEMBER 31,                  1999       1998           1997

Net sales                        $12,220,000$16,351,000    $17,626,000

Cost of sales                      8,137,000  9,516,000     10,023,000
Gross profit                      4,083,000  6,835,000       7,603,000

Selling, general and administrative expenses 4,952,000  5,719,0005,596,000

Class action litigation settlement -           500,000        -

Interest expense                    334,000    328,000         253,000

Investment and other income, net  (278,000)  (393,000)       (284,000)
Total expenses                    5,008,000  6,154,000       5,565,000

Income (loss) before income tax provision (benefit)(925,000)681,0002,038,000

Income tax provision (benefit)      450,000(1,200,000)        -
Net income (loss)              $(1,375,000)$  1,881,000   $  2,038,000

                                   Net income (loss) per common share:
  Basic                      $         (0.68)$           0.91
                            $           1.01
  Diluted                    $         (0.68)$           0.81$
0.89


                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


ACCUMULATED
COMMON STOCKOTHER
25,000,000 SHARESCOMPRE-
AUTHORIZEDADDITIONALHENSIVE
                  SHARES           PAID-INACCUMULATED              TREASURY
STOCKDEFERREDINCOME
                  ISSUED  AMOUNT   CAPITAL  DEFICIT  SHARES
AMOUNTCOMPENSATION(LOSS)  TOTAL


Balance at December 31, 1996   3,023,000$ 302,000 $24,123,000
$(9,515,000)(961,000)$(9,588,000)$(174,000)  $(2,000)
           $ 5,146,000

Deferred compensation earned-       -       -       -       -        -
77,000
              -                                                 77,000

Exercises of stock options7,000    1,000   21,000 -         -        -
-
               -                                                 22,000

                                                 Comprehensive income:
  Net income  -        -        -       2,038,000 -         -        -
              -                                              2,038,000
  Unrealized gain on marketable
   securities -        -        -        -        -         -        -
4,00
  4,000
Comprehensive income-       -       -       2,038,000-       -       -
                 4,000                                       2,042,000
Balance at December 31,
19973,030,000303,00024,144,000(7,477,000)(961,000)(9,588,000) (97,000)
2,0007,287,000



                                                                (continued)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


ACCUMULATED
COMMON STOCKOTHER
25,000,000 SHARESCOMPRE-
AUTHORIZEDADDITIONALHENSIVE
                 SHARES           PAID-INACCUMULATED               TREASURY
STOCKDEFERRED   INCOME
                 ISSUED  AMOUNT   CAPITAL  DEFICIT   SHARES
AMOUNTCOMPENSATION(LOSS)  TOTAL


Balance at December 31, 19973,030,000$ 303,000$24,144,000$(7,477,000)
(961,000)$(9,588,000      )$  (97,000)
                    $ 2,000                                $ 7,287,000

Deferred compensation earned-        -        -        -         -         -
                      78,000
                      -                                         78,000

Exercises of stock options9,0001,000   19,000 -        -         -
-
                      -                                         20,000

Purchase of treasury stock-       -       -       -         (42,000)(214,000)

-
                  -                                           (214,000)

                                                 Comprehensive income:
  Net income  -        -        -       1,881,000 -         -          -
                 -                                           1,881,000
  Unrealized gain on marketable
   securities -        -        -        -        -         -          -
                 7,000                                           7,000
  Comprehensive income -        -        -       1,881,000  -        -

-
                  7,000                                       1,888,000
Balance December 31,
19983,039,000304,00024,163,000(5,596,000)(1,003,000)(9,802,000)(19,000)
                 9,000                                       9,059,000

Deferred compensation earned-       -       -       -       -        -
19,000
                 -                                              19,000

Exercise of stock options 1,000 -           2,000 -         -        -

-

                 -                                               2,000

Purchase of treasury stock-       -       -       -         (11,000) (48,000)

-
                  -                                            (48,000)

                                                   Comprehensive loss:
  Net loss    -        -        -       (1,375,000)-        -          -
                 -                                         (1,375,000)
  Adjustment for gain on marketable
   securities included in net income-       -       -       -        -

-
                 -
               (9,000)                                         (9,000)
  Comprehensive loss-       -       -       (1,375,000)-       -       -
(9,000)(1,384,000)
Balance at December 31, 19993,040,000$
304,000$24,165,000$(6,971,000)(1,014,000)$(9,850,000)$     - 0 -$   - 0 -$
7,648,000


                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,
    1999
    1998
    1997


Cash flows from operating activities:
  Net income (loss)                       $(1,375,000)
    $ 1,881,000                            $ 2,038,000
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Provision (credit) for doubtful accounts -
    (25,000)                                    53,000
    Depreciation and amortization              156,000
    139,000                                    143,000
    Amortization of goodwill                    96,000
    96,000                                      72,000
    Compensation related to issuance of stock and options 19,000
    78,000                                      77,000
    Deferred tax provision (benefit)           450,000
    (1,200,000)                              -
    Loss on sale of fixed assets             -
     8,000                                   -
    Change in value of marketable securities   (9,000)
    -                                        -
    Changes in operating assets and liabilities, excluding effect of acquisition:
      Accounts receivable                      954,000
    725,000                                     16,000
      Inventories                            1,285,000
    (770,000)                                  338,000
      Other current assets                       4,000
    164,000                                   (58,000)
      Other assets                            (20,000)
    (62,000)                                 (132,000)
      Accounts payable                        (46,000)
    103,000                                    146,000
      Accrued expenses                       (548,000)
    318,000                                  (431,000)
      Customer advances                      (785,000)
    785,000                                  -
      Assets held for sale, discontinued operations39,000
    185,000                                    447,000
      Accounts payable, accrued expenses and reserves applicable to
       discontinued operations               (322,000)
    (573,000)                              (2,296,000)
      Payment for settlement of class action securities litigation (1,000,000)
    -                                        -
                                                 NET CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES                  (1,102,000) 1,852,000    413,000

                                 Cash flows from investing activities:
  Purchases of marketable securities  (1,966,000)
                                                  (5,876,000) (4,899,000)
  Proceeds from sales of marketable securities5,736,000
                                                 5,035,0006,363,000
  Purchase of property, plant and equipment-
                                                 (72,000)(51,000)
  Payment of deferred transaction costs -
                                                 (78,000)-
                                                 NET CASH PROVIDED BY (USED
IN) INVESTING ACTIVITIES                    3,770,000 (991,000)  1,413,000

                                  Cash flows from financing activities
  Repayments of long-term debt          (570,000)
                                                 (4,414,000)(1,203,000)
  Proceeds from long-term debt            500,000
                                                 3,500,000116,000
  Deferred financing costs              -
                                                 (166,000)-
  Decrease in due to factor              (15,000)
                                                 (245,000)(592,000)
  Proceeds from exercise of stock options   2,000
                                                 20,00022,000
  Purchase of treasury stock             (48,000)
                                                 (214,000)-
                                                 NET CASH USED IN FINANCING
ACTIVITIES(131,000)    (1,519,000)(1,657,000)

Net increase (decrease) in cash and cash equivalents2,537,000
                                                 (658,000)169,000

Cash and cash equivalents at beginning of year438,000
                                                 1,096,000927,000
Cash and cash equivalents at end of year$ 2,975,000$    438,000
                                                 $ 1,096,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest             $    334,000$    328,000$    497,000



THE COMPANY ACQUIRED PROPERTY, PLANT AND EQUIPMENT OF APPROXIMATELY $87,000 DURING THE YEAR ENDED DECEMBER 31,
1997 PURSUANT TO VARIOUS CAPITAL LEASES.


                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.ORGANIZATION   The consolidated financial statements include
AND BUSINESS:    the accounts of Orbit International
                 Corp. and its wholly owned subsidiaries
                 (collectively, the "Company"). All significant
                 intercompany transactions have been eliminated
                 in consolidation.

                 The Company has two reportable segments: (a) the Orbit Instrument division
                 (Electronics Segment) is engaged in the design, manufacture and sale of customized electronic components and subsystems, and (b) the Behlman Electronics subsidiary
                 (Power Units Segment) is engaged in the design and manufacture of distortion-free commercial power units, power conversion devices and electronic devices for measurement and display. On August 6, 1996, the board of directors of the Company adopted a plan to dispose of its U.S. and Canadian apparel operations. At December
                 31, 1999 and 1998, the assets and liabilities of the discontinued operations consisted primarily of certain current assets, accrued expenses and other reserves.



2.SUMMARY OF     The Company considers all highly liquid
SIGNIFICANT      investments with a maturity of three months
ACCOUNTING       or less when purchased to be cash equivalents.
POLICIES:
                 Inventories are priced at the lower of cost
                 (first-in, first-out basis) or market.

                 Property, plant and equipment is recorded at cost. Depreciation and amortization of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 5 to 40 years.
                 Leasehold improvements are amortized
                 using the straight-line method over the
                 remaining life of the lease or the life of the improvement, whichever is less.

                 Excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over 15 years.

                 The Company's investment in available-for-sale securities is stated at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.
                 Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.
                 The cost of securities sold is based on the specific-identification method.
                 Interest and dividends on such securities are included in investment income.

                 Substantially all of the Company's revenue is recognized from the sale of tangible products. The Company records sales upon delivery of the units under its manufacturing contracts.

                 The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                 WHEN IMPAIRMENT INDICATORS ARE PRESENT, THE
                 COMPANY REVIEWS THE CARRYING
                 VALUE OF ITS LONG-LIVED ASSETS IN DETERMINING
                 THE ULTIMATE RECOVERABILITY OF THEIR
                 UNAMORTIZED VALUES USING FUTURE UNDISCOUNTED
                 CASH FLOW ANALYSES.

                 The Company measures stock-based compensation cost using APB Opinion No.
                 25 as is permitted by Statement of Financial
                 Accounting Standards ("SFAS") No.
                 123, Accounting for Stock-Based Compensation.

                 The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities.
                 Using this method, the Company's fair value of long-term obligations was not significantly different than the stated value at December 31, 1999 and 1998.

                 As of January 1, 1998, the SFAS No. 130,
                 Reporting Comprehensive Income.
                 Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. The related tax effect on comprehensive income is not material for the periods presented.


                 Research and development costs are expensed when incurred. The Company expensed approximately
                 $731,000, $793,000 and $795,000 for research and
                 development during the years ended December 31, 1999, 1998 and 1997, respectively. Such expenses are included in selling, general and administrative expenses.



3.REVERSE        On September 1, 1999, the board of directors
STOCK SPLIT:     authorized a 1-for-3 reverse
                 stock split thereby decreasing the number of
                 issued and outstanding shares of
                 the Company's stock.  This reverse split was
                 approved by the stockholders on
                 October 1, 1999 and the effective date was
                 October 4, 1999.  All per share
                 data and numbers of common shares have been
                 retroactively restated to reflect
                 this reverse stock split.



  4.INVENTORIES: Inventories consist of the following:

      December 31,19991998


               Raw materials                  $2,943,000     $2,609,000
               Work-in-progress                2,861,000      4,480,000
                                              $5,804,000     $7,089,000

1.PROPERTY,      Property, plant and equipment consists of:
PLANT AND
EQUIPMENT:
                 December 31,19991998

 Land
and building$2,688,000                                           $2,688,000
               Building and leasehold improvements293,000       293,000
               Machinery and equipment         1,113,000      1,113,000
               Furniture and fixtures            543,000        543,000
                                                         4,637,0004,637,000

               Accumulated depreciation and amortization 2,509,0002,370,000
                                              $2,128,000     $2,267,000


  6.AVAILABLE-FOR-SALE SECURITIES:The following is a summary of available-for-sale securities:
                 At December 31, 1999, the Company had corporate debt securities with a cost and estimated fair value of approximately $3,000.



December 31, 1998

               Estimated
                                                 Cost       Fair
               Value

               U.S. Treasury bills           $2,883,000      $2,883,000

               Corporate debt securities        881,000         890,000

                                              3,764,000       3,773,000

               Restricted value of portfolio used to
                collateralize credit facility    26,000          26,000
               Balance of securities portfolio$3,738,000     $3,747,000

                Under the terms of a credit facility, the Company's investment portfolio and certain cash balances must be maintained at a minimum collateral value. At December 31,
                1998, such collateral requirement amounted to approximately $26,000. The credit facility was fully paid in March 1999.
                The corporate debt securities owned by the Company at December 31, 1999 have a contractual maturity greater than three years. The amortized cost and estimated fair value of marketable debt securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

               December 31, 1998

               Estimated
                                                 Cost       Fair
               Value

               Due in one year or less       $3,255,000      $3,256,000

               Due after one year through three years204,000    208,000

               Due after three years            305,000         309,000
                                                         3,764,0003,773,000

               Restricted value of portfolio used to
                collateralize credit facility    26,000          26,000
                                             $3,738,000      $3,747,000


  7.DEBT: On August 4, 1998, the Company entered into an agreement with a bank that provided for a $950,000 term loan, a $2,550,000 mortgage and a $500,000
                 settlement loan, (collectively, the
                 "Agreement").  The Company received the
                 proceeds under the term loan and mortgage during the year ended December
                 31, 1998 and used such proceeds to repay amounts outstanding under its previous credit agreements. The Company received the proceeds under the settlement loan during the year ended December
                 31, 1999 and used such
                 proceeds to partially fund the class action securities litigation settlement of
                 $1,000,000 (see Note 14). The Company's long-term debt obligations are as follows:

      December 31,                        1999           1998


                Mortgage note collateralized by certain real estate of the Company, interest at prime (8.5% at December 31, 1999) plus 1.25%, payable in monthly installments of $14,167 with a final payment of $850,000 in September 2008 $2,323,000$2,493,000

                Term loan collateralized by accounts receivable, inventories and machinery and equipment, interest at prime (8.5% at December 31, 1999) plus 1.25%, payable in 20 quarterly installments of $47,500 through June 2003665,000855,000

                                                            (continued)
                December 31,                        1999           1998


                Promissory note payable to the sellers of a discontinued apparel division, noninterest-bearing, imputed interest at 6%, payable in 20 quarterly installments of $42,500, including interest, commencing March 31, 2002 (see Note
                17)$   850,000$   850,000

                Note due to the estate of the former principal officer, noninterest-bearing, payable in monthly installments of through 2000189,000212,000

                Capitalized lease obligation collateralized by certain computer software, interest at 10%, payable in monthly installments of $1,80443,00064,000

                Settlement loan collateralized by accounts receivable, inventories and machinery and equipment, interest at prime (8.5% at December 31, 1999) plus 1.25%, payable in quarterly installments of $41,667 through December 2001 334,000 -
                                               4,404,000         4,474,000

               Less current portion              738,000        593,000
                                              $3,666,000     $3,881,000

                 Payments due on the Company's long-term debt are as follows:

 Year
ending December 31,
                      2000                                  $   738,000
                      2001                                      548,000
                      2002                                      530,000
                      2003                                      435,000
                      2004                                      170,000
                   Thereafter                                 1,983,000
                                                             $4,404,000

                 Pursuant to the terms of the Agreement, the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital, debt-to-equity ratios, debt service coverage and tangible net worth, all as defined. The
                 Company is also precluded from declaring and paying dividends without the consent of the lender. At December 31, 1999, the Company was in default of two financial covenants which were waived by the bank.



  8.ACQUISITION: On February 6, 1996, the Company acquired
                 certain assets subject to certain
                 liabilities of Astrosystems, Inc. and Behlman
                 Electronics, Inc. (collectively,
                 "Behlman"). The assets are primarily used in the business of manufacturing and selling various power supply and power source products. The operations of Behlman have been included in the consolidated financial statements from the date of acquisition. During 1998, the final determination of an inventory valuation dispute resulted in a charge to the Company's operations of approximately $236,000.



  9.COMMON STOCK In September 1998, the Company's board of
REPURCHASE       directors authorized a stock repurchase
PROGRAM:         program for the repurchase of up to 83,333
                 shares of its common stock in the open
                 market or in privately negotiated transactions.
                 During the year ended December 31,
                 1998 , the Company repurchased
                 41,600 shares for approximately
                 $214,000. During the quarter ended March 31,
                 1999 , the Company repurchased
                 10,733 shares for approximately
                 $48,000.The Company has not made
                 any repurchases since the first quarter of 1999.



10.STOCK-BASED   The Company has stock  option  plans which
COMPENSATION     provide for the granting of nonqualified
PLANS:           or incentive stock options to officers, key
                 employees and nonemployee directors.  The
                 plans  authorize  the  granting  to  officers
                 and  key  employees options to acquire up
                 to 500,000 common shares.  Additionally, the
                 plans authorize the granting to
                 nonemployee directors of the Company options to
                 acquire up to 50,000 common
                 shares.  Both plans grant options at the market
                 value of the Company's stock on the
                 date of such grant.  All options are exercisable
                 at times as determined by the board
                 of directors, not to exceed 10 years from the
                 date of grant.

                 Pro forma information regarding net income
                 (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997:
                 risk-free interest rates of 6%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 100.2%, 47.4% and 59.4% and a weighted-average expected life of the options of
                 3.0 years.

                 The Black-Scholes option valuation model was
                 developed for use in estimating the
                 fair value of traded options which have no
                 vesting restrictions and are fully
                 transferable. In addition, option valuation
                 models require the input of highly
                 subjective assumptions including the expected
                 stock price volatility.    Because the
                 Company's employee stock options have
                 characteristics significantly different from
                 those of traded options, and because changes in
                 the subjective input assumptions can
                 materially affect the fair value estimate, in
                 management's opinion, the existing models
                 do not provide a reliable single measure of the
                 fair value of its employee stock
                 options.



                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                December 31,         1999        1998              1997

               Net income (loss):
                 As reported $(1,375,000)  $1,881,000        $2,038,000
                 Pro forma    (1,442,000)   1,711,000         1,971,000

               Basic EPS:
                 As reported$           (.68)$           .91$
               1.01
                 Pro forma$           (.71)$           .81$
               .96

               Diluted EPS:
                 As reported$           (.68)$           .81$
               .89
                 Pro forma$           (.71)$           .75$
               .87



                The following table summarizes activity in stock options:

     December 31,199919981997

                                    Weighted    Weighted
               Weighted
                                     Average     Average
               Average
                                    Exercise    Exercise
               Exercise
                               OptionsPrice OptionsPriceOptions    Price


               Outstanding at beginning
                of year       375,000 $3.68419,000$4.02426,000
               $2.76

               Granted         28,000  2.7930,000  6.4260,000
               7.30

               Forfeited      (8,000)  4.09(66,000)7.26(60,000)
               3.63

               Exercised      (1,000)  3.24   (8,000)      2.44   (7,000)
               3.03
               Outstanding at end of year 394,000  3.62375,000 3.68419,000
               4.02

               Exercisable at end of year 367,000    352,000       360,000

               Weighted-average fair
                value of options granted
                during the year       $2.43       $4.02
               $3.27

                 The weighted-average remaining contractual life of the options outstanding is approximately six years.

                 At December 31, 1999, 140,000 shares of common stock were reserved for future issuance of stock options.

                 In consideration of an executive officer's entry into an employment agreement during the year ended December 31, 1996, the Company sold to the officer 100,000 shares of its common stock at the par value of $.10 per share. The stock is subject to repurchase by the Company, at the same price, in the event of resignation or discharge for cause of the officer. The difference between the fair value of the shares and its issuance price was charged to operations over a three-year period.



11.EMPLOYEE      A profit-sharing and incentive-savings plan
BENEFIT PLANS:   provides benefits to certain employees
                 who meet specified minimum service and age
                 requirements. The plan provides for
                 contributions by the Company equal to one-half
                 of employee contributions (but not
                 more than 2% of eligible compensation) and the
                 Company may make additional
                 contributions out of current or accumulated net
                 earnings at the sole discretion of the
                 Company's board of directors.

                 The Company contributed approximately $142,000,
                 $208,000 and $178,000 to the
                 plan during the years ended December 31, 1999, 1998 and 1997, respectively.



12.INCOME TAXES: During the year ended December 31, 1999, the
                 Company adjusted the valuation
                 allowance against its deferred tax asset, resulting in a deferred tax asset of $750,000, of which $75,000 is classified as current.
                 During the year ended December 31, 1998, the Company recorded a current year deferred tax asset and reduced the valuation allowance against its deferred tax assets by $1,200,000 based on its actual and projected operating results, of which $276,000 is classified as current. During the year ended December 31, 1997, the Company had cumulative taxable losses and there was no assurance of future taxable income, therefore, a valuation allowance had been established to offset the full amount of net deferred tax assets.

                 FOR THE YEAR ENDED DECEMBER 31, 1997, THE
                 COMPANY RECORDED NO NET INCOME TAX
                 PROVISION. AT DECEMBER 31, 1999, THE COMPANY HAS
                 AN ALTERNATIVE MINIMUM TAX
                 CREDIT OF APPROXIMATELY $564,000 WITH NO
                 LIMITATION ON THE CARRYFORWARD PERIOD
                 AND NET  OPERATING  LOSS  CARRYFORWARDS  OF
                 APPROXIMATELY  $26,005,000  WHICH
                 EXPIRE THROUGH 2019.


                The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:



               Tax (benefit) at U.S. statutory rates  (34.0)% 34.0 %
               34.0 %

               Foreign and state income taxes,
                net of federal tax benefit-7.07.0

               Deferred tax asset               -    (176.2)   -

               Increase in valuation allowance 82.6     -      -

               Net operating and capital loss carryforwards
                and carrybacks                  -     (41.0)
               (41.0)
                                               48.6 %(176.2)%- 0 -
               %

               Deferred tax assets are comprised of the following:

               December 31,                        1999            1998

                                                                  Deferred tax
assets:
                 Alternative minimum tax credit carryforward$      564,000$
  564,000

               Net operating loss and capital loss carryforwards
                (including pre-acquisition net operating loss
                carryforwards)                9,564,000       9,917,000

               Various temporary differences    884,000         979,000

                    Total deferred tax assets11,012,000      11,460,000

     Valuation allowances(10,262,000)                      (10,260,000)
               Net deferred tax assets   $      750,000   $   1,200,000



13.SIGNIFICANT   Sales to significant customers accounted for
CUSTOMERS AND    approximately 49% (27% and 22%),
CONCENTRATIONS   48% (21% and 27%) and 50% (17% and 33%) of the
OF CREDIT RISK:  Company's net sales for the
                 years ended December 31, 1999, 1998 and 1997,
                 respectively.

                 Significant customers of the Company's
                 Electronics Segment accounted for
                 approximately 64% (46%, and 18%), 80% (32%, 34%
                 and 14%) and 84% (29%,
                 38% and 17%) of the Electronics Segment's net sales for the years ended December
                 31, 1999, 1998 and 1997, respectively.

                 Significant customers of the Company's Power
                 Units Segment accounted for
                 approximately 28% (28%), 29% (16% and 13%) and
                 44% (27% and 17%) of the
                 Power Units Segment's net sales for the years ended December 31, 1999, 1998 and
                 1997, respectively.

                 Certain significant customers of the Company sell the Company's products to the U.S.
                 government. Accordingly, a substantial portion of the net sales is subject to audit by agencies of the U.S. government. In the opinion of management, adjustments to such net sales, if any, will not have a material effect on the Company's financial position or results of operations.

                 Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables from its customers. The
                 Company performs credit evaluations on its customers and collateral is generally not required. Credit losses are provided for in the consolidated financial statements during the period in which an impairment has been determined. At times, cash at financial institutions may be in excess of FDIC insurance limits.



14.LEASING       Operating leases are for a sales office and
ARRANGEMENTS:    certain equipment and vehicles for
                 continuing operations and office, showroom and
                 manufacturing facilities for
                 discontinued operations, and are subject to
                 annual increases based on changes in the
                 Consumer Price Index and increases in real
                 estate taxes and certain operating
                 expenses.

                 Future minimum lease payments as of December 31, 1999 under operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

     Year ended December 31,                     Total

                       2000$  65,000
                     2001                                         38,000
                     2002                                         24,000
                     2003                                          6,000
               Total future minimum lease payments$133,000

                Rent expense for operating leases was approximately $14,000, $14,000 and
                $13,000 for the years ended December 31, 1999, 1998 and 1997, respectively.
                Lease commitments attributed to the discontinued operations amounted to approximately $448,000, prior to sublease agreements of approximately $22,000.


15.COMMITMENTS   (a)The Company has employment agreements with
AND              its three executive officers which
CONTINGENCIES:   may be terminated by the Company with not less
                 than three years prior notice and
                 with two other principal officers, for aggregate
                 annual compensation of
                 $1,023,000. In the event of a change in control
                 of the Company, the executive
                 officers have the right to elect a lump sum
                 payment representing future
                 compensation due them over the remaining years
                 of their agreements.  In
                 addition, the five officers are entitled to
                 bonuses based on a percentage of
                 earnings before taxes, as defined. Total bonus
                 compensation expense was
                 approximately $53,000 and $202,000 during the
                 years ended December 31, 1998
                 and 1997, respectively.
                 There was no bonus compensation for the year
                 ended December 31, 1999.

                 (b)In September 1993, a class action securities litigation was commenced by an alleged stockholder of USA Classic (formerly a subsidiary of the Company), against USA Classic and certain of its directors in the U.S. District Court for the Southern District of New York.

                 In August 1998, the Company and the Defendants entered into a Stipulation and
                 Agreement of Settlement (the "Settlement
                 Agreement") of the class action.
                 Pursuant to the terms of the Settlement
                 Agreement and in complete satisfaction
                 of its obligations thereunder, the Company paid
                 $1,000,000 in January 1999 as
                 its portion to settle the Class Action, of which $500,000 was accrued for at
                 December 31, 1997 and $500,000 was charged to the Company's operations during the year ended December 31, 1998.

                 (c)In  the  ordinary  course  of  business,  the
                  Company is a party to various
                 lawsuits the outcome of which, in the opinion of management, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.



16. BUSINESS     The Company operates through two business
SEGMENTS:        segments.  Its Electronics Segment,
                 through the Orbit Instrument Division, is
                 engaged in the design, manufacture and sale
                 of customized electronic components and
                 subsystems.  Its Power Units Segment,
                 through the Behlman Electronics, Inc.
                 subsidiary, is engaged in the design,
                 manufacture and sale of distortion free
                 commercial power units, power conversion
                 devices and electronic devices for measurement
                 and display.

                 The Company's reportable segments are business units that offer different products.
                 The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.


                The following is the Company's business segment information as of and for the years ended December 31, 1999, 1998 and 1997:

                December 31,             1999      1998            1997

                Net sales:
                 Electronics     $  6,975,000$10,250,000    $10,045,000

                                                           Power Units:
                 Domestic           4,438,000 5,245,000      6,397,000
                 Foreign              817,000   935,000       1,200,000
                 Intercompany sales  (10,000)  (79,000)        (16,000)
               Total Power Units    5,245,000 6,101,000       7,581,000
                                             Total net
sales12,220,00016,351,00017,626,000


               Income (loss) from continuing
                operations:
                 Electronics          615,000  2,412,000      2,457,000
                 Power Units        (810,000) (461,000)         634,000
                 General corporate expenses
                   not allocated    (674,000)(1,335,000) (a)(1,083,000)
                 Interest expense   (334,000) (328,000)       (253,000)
                 Investment and other income, net278,000  393,000283,000
                                               Income (loss) from continuing
                                         operations before income taxes
                  (benefit)    $    (925,000)$     681,000 $  2,038,000

                                                                Assets:
                 Electronics     $  6,156,000$  7,863,000
                 Power Units        3,303,000 3,964,000

               General corporate assets not
                allocated           5,448,000 7,238,000

               Assets held for sale - discontinued
                operations             41,000    80,000
               Total assets       $14,948,000$19,145,000

                (a) Includes $500,000 charge for the class action securities litigation settlement
                  (see Note 14).



17.INCOME        The following table sets forth the computation
(LOSS)           of basic and diluted income (loss) per
PER COMMON SHARE:common share:

                 December 31,199919981997

      Denominator:
                  Denominator for basic income
                  (loss) per share - weighted-average
                  common shares         2,026,0002,061,000    2,023,000

                                         Effect of dilutive securities:
                 Employee and director stock options  (a) 206,000186,000

                 Warrants                     (a)  57,000        52,000

                 Unearned stock award         (a)   6,000        27,000
                                                 Dilutive potential common
shares       269,000265,000

               Denominator for diluted income
                (loss) per share - weighted-average
                common shares and assumed
                conversions             2,026,0002,330,000    2,288,000

                The numerator for basic and diluted income (loss) per share for the years ended
                December 31, 1999, 1998 and 1997 is the net income (loss) for all such years.

                (a) There is no effect of common stock equivalents as such effect would be
                   antidilutive.


18.SUBSEQUENT    In March 2000, the Company reached an agreement
EVENTS:          with the sellers of a discontinued
                 apparel division whereby the Company would
                 commence making payments on the promissory note
                 payable to such sellers in 2000 rather than in
                 2002, as scheduled in consideration for a
                 reduction in the promissory note from $850,000
                 to $660,000.





                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                         SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                  CHARGED TO
                                        CHARGED TO
                                        BALANCE AT   COSTS
                                           OTHER
                                        BALANCE AT
                                         BEGINNING AND COSTS
                                         ACCOUNTS-DEDUCTIONS-
                                          END OF
                                         of Period Expenses
                                         Describe  Describe
  Period
                    Year ended December 31, 1999:
         Reserves and allowances deducted from asset accounts:
    Reserve for estimated doubtful accounts and allowance$      178,000 -
                                           -     $  12,000 (a)
                                    $     166,000
    Valuation allowance on deferred tax asset10,260,000$  2,000
                                           -        -
                                       10,262,000

Year ended December 31, 1998:
  Reserves and allowances deducted from asset accounts:
    Reserve for estimated doubtful accounts and allowance203,000-
                                           -     25,000 (a)
                                          178,000
    Valuation allowance on deferred tax asset10,977,000-
                                           -     717,000 (c)
                                       10,260,000

Year ended December 31, 1997:
  Reserves and allowances deducted from asset accounts:
    Reserve for estimated doubtful accounts and allowance150,00053,000
                                           -        -
                                          203,000
    Valuation allowance on deferred tax asset10,249,000-
                                     $728,000 (b)   -
                                       10,977,000

(a) Reduction in allowances
(b) Increase to allowance
(c) Reduction in valuation allowance for deferred tax assets