Form 10-Q
period 2000-03-31
ORBIT INTERNATIONAL CORP
filed 2000-05-12
CIK 74818

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, DC  20549

                               FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          March 31, 2000
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from                to

Commission file number             0-3936

               Orbit International Corp.
(Exact name of small business issuer as specified in its charter)
     Delaware                         ID #   11-1826363
(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)      Number)
     80 Cabot Court, Hauppauge, New York               11788
(Address of principal executive offices               (Zip Code)
                    (631) 435-8300
     (Issuer's telephone number, including area code)
                              N/A
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X   No ___

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                   Yes ___   No ___

          APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (after giving effect to the one for three reverse stock split effective October 4, 1999):

March 31, 2000                                              2,026,000

     Transitional Small Business Disclosure Format (check one): Yes___
No_X_










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

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2000.

     The consolidated balance sheet as of December 31, 1999 was condensed from the audited consolidated balance sheet appearing in the 1999 annual report on Form 10-K.

     These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1999.





















ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
Orbit International Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 28, 2000














                      PART I - FINANCIAL INFORMATION
                                 ITEM - I

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             March 31,      December 31,
                                               2000            1999
                                            (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 2,025,000    $ 2,975,000
 Investments in marketable securities....        3,000          3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    1,775,000      1,391,000
 Inventories ............................    5,991,000      5,804,000
 Assets held for sale, net...............       13,000         41,000
 Other current assets....................      121,000        136,000
 Deferred tax assets.....................       75,000         75,000

   Total current assets..................   10,003,000     10,425,000

Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................    2,123,000      2,128,000

Excess of cost over the fair value of
   assets acquired.......................    1,035,000      1,059,000

Other assets............................       657,000        661,000
Deferred tax assets.....................       675,000        675,000


 TOTAL ASSETS............................  $14,493,000    $14,948,000



                          See accompanying notes.









                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (continued)



                                               March 31,   December 31,
                                                 2000         1999
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $   870,000    $  738,000
 Accounts payable..........................   1,270,000     1,143,000
 Accrued expenses..........................     879,000       884,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................     427,000       499,000
Total current liabilities...............      3,446,000     3,264,000

Long-term obligations......................   3,188,000     3,666,000
Accounts payable, accrued expenses and
 reserves applicable to discontinued
   operations, less current portion..... ....     370,000       370,000

   Total liabilities.......................   7,004,000     7,300,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     304,000       304,000
Additional paid-in capital.................  24,165,000    24,165,000
Accumulated deficit........................  (7,130,000)   (6,971,000)
                                             17,339,000    17,498,000
Treasury stock, at cost....................  (9,850,000)   (9,850,000)
   Total stockholders' equity..............   7,489,000     7,648,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $14,493,000   $14,948,000



                          See accompanying notes.






                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)


                                         Three Months Ended
                                              March 31,

                                     2000                   1999



Net sales........                $ 2,753,000            $  3,409,000

Cost of sales....                  1,831,000               2,057,000

Gross profit.....                    922,000               1,352,000

Selling, general and
 administrative
 expenses........                  1,242,000               1,354,000

Interest expense......                83,000                  81,000

Investment and
 other income, net....               (54,000)                (65,000)

Loss before
 income tax benefit...              (349,000)                (18,000)


Income tax benefit....                  -                       -

Net loss before extraordinary
 item ........                      (349,000)                (18,000)


Extraordinary item                   190,000                    -


NET (LOSS)                         $(159,000)               $(18,000)

Net loss per common
share:
Loss before extraordinary item
     Basic........                  $(.17)                    $(.01)
     Diluted......                  $(.17)                    $(.01)

Extraordinary item
     Basic                           $.09                        -
     Diluted                         $.09                        -

Net (loss)
     Basic                          $(.08)                    $(.01)
     Diluted                        $(.08)                    $(.01)


                        See accompanying notes.


                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                    Three Months Ended
                                                         March 31,

                                                  2000           1999

Cash flows from operating activities:
 Net (loss) ................................   $(159,000)
$(18,000)
  Adjustments to reconcile net income
  to net cash (used in)
  operating activities:
   Depreciation and amortization...............   40,000
43,000
   Amortization of goodwill....................   24,000
24,000
   Forgiveness of debt......................... (190,000)
   Compensatory issuance of stock and options..
19,000
   Change in value of marketable  securities...
(10,000)
Changes in operating assets and liabilities:
   Accounts receivable......................... (384,000)
768,000
   Inventories..................................(187,000)
443,000
   Other current assets........................   15,000
12,000
   Other assets................................     -
78,000
   Accounts payable............................  127,000
(375,000)
   Accrued expenses............................   (5,000)
(109,000)
   Customer advances...........................
(324,000)
   Assets held for sale, net...................   28,000
12,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations.................................  (72,000)
(103,000)
       Payment for settlement of class action
    Litigation.................................     -
(1,000,000)

Net cash (used in)
   operating activities......................   (763,000)
(540,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment..    (31,000)          -

 Purchases of marketable securities..........       -
(196,000)
 Proceeds from sales of marketable securities       -
1,710,000

Net cash (used in) provided by
   investing activities......................    (31,000)
1,514,000




(continued)







               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                (continued)




                                                   Three Months Ended
                                                        March 31,
                                                    2000         1999

Cash flows from financing activities:
 Decrease in due to factor...................                  (15,000)
 Repayments of debt..........................    (156,000)    (148,000)
 Proceeds from debt...          .............                  500,000
 Proceeds from stock option exercises........                    2,000
 Treasury stock.purchases....................        -         (48,000)

Net cash (used in) provided by financing
  activities.................................    (156,000)     291,000


NET INCREASE IN CASH AND CASH
 EQUIVALENTS.................................    (950,000)   1,265,000


Cash and cash equivalents - January 1........   2,975,000      438,000


CASH AND CASH EQUIVALENTS            See accompanying notes.



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

 (NOTE 2) - Income Per Share:

     For the three month periods ended March 31, 2000 and March 31, 1999, the denominator for both basic and diluted loss per common share is the weighted-average common shares. Due to a loss recorded for those periods, there is no effect of common share equivalents as such effect would be antidilutive.
     The numerator for basic and diluted loss per share for the three month periods ended March 31, 2000 and March 31, 1999 is the net loss for each period.

(NOTE 3) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 4) - Inventories:

     Inventories are comprised of the following:

                                   March 31,      December 31,
                                     2000            1999

Raw Materials..............      $ 3,087,000      $ 2,943,000
Work-in-process............        2,904,000        2,861,000

                TOTAL            $ 5,991,000      $ 5,804,000


(NOTE 5) - Available-For-Sale Securities:

     At March 31, 2000, the Company had corporate debt securities with a cost and estimated fair value of approximately $3,000. The corporate debt securities owned by the Company at March 31, 2000 have a contractual maturity greater than three years.


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

     The following is business segment information for the three month periods ended March 31, 2000 and March 31, 1999.

                                     Three Months Ended
                                             March 31,
                                            2000                 1999

Net sales:
 Electronics.......         $  1,247,000          $  2,286,000
 Power Units.......
  Domestic........             1,198,000               977,000
  Foreign.........               308,000               154,000
  Intercompany sales.              -                    (8,000)
Total Power Units....          1,506,000             1,123,000
     Total                   $ 2,753,000           $ 3,409,000

Income (loss) from
 operations:
  Electronics....... $          (134,000)          $   528,000
  Power Units.......             (51,000)             (272,000)
General corporate
  expenses not
  allocated.(a)......           (135,000)             (258,000)
Interest expense.....            (83,000)              (81,000)
Investment and other
  income.............             54,000                65,000

(Loss) before
 income taxes........        $  (349,000)            $ (18,000)

(continued)
                               ITEM - II

               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         RESULTS OF OPERATIONS


Results of Operations

Three month period ended March 31, 2000 v. March 31, 1999

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its
Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units
Segment").

     Consolidated net sales for the three month period ended March 31, 2000 decreased to $2,753,000 from $3,409,000 for the three month period ended March 31, 1999 principally due to lower sales recorded from its Electronics Segment that was partially offset by higher sales recorded by its Power Units Segment.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2000 decreased to
33.5% from 39.7% for the three month period ended March 31, 1999 due to a lower gross profit realized by the Electronics Segment principally due to a reduction in the Segment's sales. This decrease was partially offset by a higher gross profit realized by the Company's Power Units Segment.

     Selling, general and administrative expenses for the three month period ended March 31, 2000 decreased to $1,242,000 from $1,354,000 for the three month period ended March 31, 1999 principally due to the impact of several cost cutting initiatives taken by the Company during 1999. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2000 increased to 45.1% from 39.7% for the three month period ended March 31, 1999 principally due to decreased sales during the current period.

     Interest expense for the three month period ended March 31, 2000 was $83,000 and did not materially change from the $81,000 recorded for the three month period ended March 31, 1999.

     Investment and other income for the three month period ended March 31, 2000 decreased to
$54,000 from $65,000 for the three month period ended March 31, 1999 principally due to a decrease in funds available for investment during the current period.

     The net loss before extraordinary item for the three month period ended March 31, 2000 increased to $349,000 from the $18,000 loss recorded for the three month period ended March 31, 1999. This increased loss was principally due to the decrease in sales from the Company's Electronics Segment.

     In March 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather than in 2002 as scheduled. The agreement resulted in an extraordinary gain of
$190,000.

     The net loss for the three month period ended March 31, 2000 was $159,000 compared to a loss of
$18,000 for the three month period ended March 31, 1999.

Liquidity, Capital Resources and Inflation

Working capital decreased to $6,557,000 at March 31, 2000 compared to $7,161,000 at December 31,
1999. The ratio of current assets to current liabilities decreased to 2.9 to 1 at March 31, 2000 from 3.2 to
1 at December 31, 1999.

Net cash flows used in operations for the three month period ended March 31, 2000 was $763,000, primarily attributable to the net loss for the period, the non-cash flow effect of income related to the forgiveness of debt and an increase in accounts receivable and inventory that was partially offset by an increase in accounts payable. Cash flows used in investing activities for the three month period ended
March 31, 2000 was $31,000, primarily attributable to purchases of property, plant and equipment. Cash flows used in financing activities for the three month period ended March 31, 2000 was $156,000, primarily attributable to repayments of long-term debt.

All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 was borrowed in January 1999 to partially fund a class action securities litigation settlement of $1,000,000. The amount owed under this credit facility at March 31, 2000 was approximately $3,190,000 at an interest rate of 1.75 above the prime rate of interest.

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

Certain Material Trends

The Company continues to face a very difficult business environment with continuing pressure on the
Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated. However, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts which delays the Company expects will continue through at least the first two quarters of 2000. As a result of these delays, the Company does not see any improvement to revenue levels in the year 2000.

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

     As of March 31, 2000, the Company experienced no disruptions in operations as a result of the Year
2000 issue and does not anticipate additional material expenses related to the Year 2000 issue.
Additionally, the Company has not been notified or become aware of any significant Year 2000 related incidents which would materially impact operations. However, the Company will continue to monitor the
Year 2000 issue in the event such incidents become evident.

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


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
          None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
          None

ITEM 5. OTHER INFORMATION
          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
          None

     (b) Reports on 8-K
          8-K filed on February 11, 2000.
          8-K/A filed on February 17, 2000.


























                               SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ORBIT INTERNATIONAL CORP.
                               Registrant





Dated:  May 12, 2000          /s/ Dennis Sunshine
                                   Dennis Sunshine, President, Chief
                                        Executive officer and Director



Dated:  May 12, 2000          /s/ Mitchell Binder
                                   Mitchell Binder, Vice President-
                                   Finance, Chief Financial Officer
                                   and Director