Form 10-Q
period 2000-06-30
ORBIT INTERNATIONAL CORP
filed 2000-08-10
CIK 74818

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, DC  20549

                               FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          June 30, 2000
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from                to

Commission file number             0-3936

               Orbit International Corp.
(Exact name of small business issuer as specified in its charter)
     Delaware                         ID #   11-1826363
(State or other jurisdiction          (I.R.S. Employer
incorporation or organization)      Identification Number
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
June 30, 2000                                               2,026,000

     Transitional Small Business Disclosure Format(check one): Yes___ No_X_










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

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2000.

     The consolidated balance sheet as of December 31, 1999 was condensed from the audited consolidated balance sheet appearing in the 1999 annual report on Form 10-K.

     These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1999.























INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
Orbit International Corp.


We have reviewed the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of June 30, 2000, and the related consolidated statement of operations for the three-month and six-month periods then ended, and the consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 2, 2000















                      PART I - FINANCIAL INFORMATION
                                 ITEM - I

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                              June 30,      December 31,
                                               2000            1999
                                            (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 1,062,000    $ 2,975,000
 Investments in marketable securities....        3,000          3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    2,346,000      1,391,000
 Inventories ............................    6,225,000      5,804,000
 Assets held for sale, net...............        -             41,000
 Other current assets....................      108,000        136,000
 Deferred tax assets.....................       75,000         75,000

   Total current assets..................    9,819,000     10,425,000

Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................    2,091,000      2,128,000

Excess of cost over the fair value of
   assets acquired.......................    1,011,000      1,059,000

Other assets............................       837,000        661,000
Deferred tax assets.....................       675,000        675,000


 TOTAL ASSETS............................  $14,433,000    $14,948,000



                          See accompanying notes.









                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (continued)



                                                June 30,   December 31,
                                                 2000         1999
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $   861,000    $  738,000
 Accounts payable..........................   1,381,000     1,143,000
 Accrued expenses..........................     951,000       884,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................     425,000       499,000
Total current liabilities...............      3,618,000     3,264,000

Long-term obligations......................   3,015,000     3,666,000
Accounts payable, accrued expenses and
 reserves applicable to discontinued
   operations, less current portion..... ....   370,000       370,000

   Total liabilities.......................   7,003,000     7,300,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     304,000       304,000
Additional paid-in capital.................  24,165,000    24,165,000
Accumulated deficit........................  (7,189,000)   (6,971,000)
                                             17,280,000    17,498,000
Treasury stock, at cost....................  (9,850,000)   (9,850,000)
   Total stockholders' equity..............   7,430,000     7,648,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $14,433,000   $14,948,000



                          See accompanying notes.









                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)


                         Six Months Ended        Three Months Ended
                              June 30,                 June 30,
                          2000        1999         2000        1999


Net sales...........  $ 5,941,000 $ 7,018,000  $ 3,188,000 $ 3,609,000

Cost of sales.......    3,801,000   4,286,000    1,970,000   2,229,000

Gross profit........    2,140,000   2,732,000    1,218,000   1,380,000

Selling, general and
 administrative
 expenses...........    2,486,000   2,546,000    1,244,000   1,192,000
Interest expense....      170,000     163,000       87,000      82,000
Investment and
 other income, net..    ( 108,000) (  163,000)    ( 54,000)   ( 98,000)
Income (loss) before
 income tax (benefit)   ( 408,000)    186,000     ( 59,000)    204,000

Income tax (benefit)       -           -             -           -   -

Net income (loss) before
  extraordinary item    ( 408,000)    186,000     ( 59,000)    204,000

Extraordinary item..      190,000      -             -           -   -

NET INCOME (LOSS)...  $ ( 218,000)  $ 186,000   $ ( 59,000)  $ 204,000

Net income (loss) per
common share:
Income (loss) before
  extraordinary item
     Basic.............$ (.20)    $   .09      $   (.03)     $  .10
     Diluted...........$ (.20)    $   .09      $   (.03)     $  .10

Extraordinary item
     Basic.............$  .09     $    -       $     -       $    -
     Diluted...........$  .09     $    -       $     -       $    -

Net income (loss)
     Basic.............$ (.11)    $   .09      $   (.03)     $  .10
     Diluted...........$ (.11)    $   .09      $   (.03)     $  .10


                          See accompanying notes.


                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                    2000        1999

Cash flows from operating activities:
 Net income (loss)...........................  $ (218,000)  $  186,000
  Adjustments to reconcile net income
  to net cash (used in)
  operating activities:
   Depreciation and amortization.............      77,000       82,000
   Amortization of goodwill..................      48,000       48,000
   Forgiveness of debt.......................    (190,000)
   Compensatory issuance of stock and options        -          19,000
   Change in value of marketable
   securities................................        -         (26,000)
Changes in operating assets and liabilities:
 Accounts receivable.........................    (955,000)     364,000
 Inventories.................................    (421,000)   1,029,000
 Other current assets........................      28,000       42,000
 Other assets................................    (184,000)     (23,000)
 Accounts payable............................     238,000      (82,000)
 Accrued expenses............................      67,000     (356,000)
 Customer advances...........................        -        (785,000)
 Assets held for sale,net....................      41,000       12,000
 Accounts payable, accrued expenses and
  and reserves applicable to
  discontinued operations....................     (74,000)    (232,000)
Payment for settlement of class action
  litigation.................................     -      -  (1,000,000)

Net cash (used in)
   operating activities......................  (1,543,000)    (722,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment..     (32,000)        -
 Purchases of marketable securities..........        -      (1,767,000)
 Proceeds from sales of marketable securities   -        -   4,011,000

Net cash provided by (used in)
   investing activities......................     (32,000)    2,244,000




(continued)





                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                (continued)


                                                   Six Months Ended
                                                       June 30,
                                       2000         1999

                   Cash flows from financing activities:
   Decrease in due to factor...................       -          (15,000)
   Repayments of debt..........................    (338,000)    (296,000)
 Proceeds from debt..........................                  500,000
   Proceeds from exercise of stock options.....                    2,000
  Purchase of treasury stock..................       -   -      (48,000)
                 Net cash provided by (used in) financing
   activities..................................    (338,000)     143,000


NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS.................................  (1,913,000)   1,665,000


  Cash and cash equivalents - January 1........   2,975,000      438,000


 CASH AND CASH EQUIVALENTS - June 30..........  $1,062,000  $ 2,103,000




                   Supplemental cash flow  information:

                                  Cash paid for:

         Interest.............................. $170,000     $   163,000




                          See accompanying notes.









                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

(Note 1) - Letter of Intent to Merge with Homing, Inc.
     On June 7, 2000 the Company entered into a letter of intent with Homing, Inc. ("Homing") pursuant to which the Company and Homing have agreed to combine. Homing is a Delaware corporation formed in 1999 and headquartered in New York with research and development operations in Tel Aviv, Israel. Homing has developed and plans to deploy web-based software and service architecture for personalization and management of content across provider networks and media channels.

     Under the terms of the proposed transaction, Homing will acquire all of the shares of Orbit in exchange for shares of common stock of Homing in a tax-free transaction. Pursuant to the letter of intent, each shareholder of Orbit will receive one share of Homing common stock for each share of Orbit, or an aggregate of approximately 2,000,000 shares. Upon closing of the proposed transaction, Homing will have an aggregate of approximately 54,400,000 shares outstanding. In addition, Orbit presently has outstanding approximately 1,630,000 options and warrants and Homing will have the right to grant stock options in an amount equal to 15% of the total outstanding shares at closing. Under the terms of the proposed transaction, senior management of the Company has agreed to advance $500,000 to Homing which loan would be forgiven on closing of the proposed transaction. Closing of the proposed transaction is subject to a number of conditions, including negotiation, execution and delivery of definitive documentation, receipt of a fairness opinion satisfactory to the board of directors of Orbit indicating that the terms of the transaction are fair from a financial point of view to the shareholders of Orbit, consummation by Homing of a private placement of not less than $5,000,000 and satisfaction of certain other regulatory requirements and contract conditions.

(NOTE 2) - Reverse Stock Split:

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




(continued)








                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)

(NOTE 3) - Income (Loss) Per Share:

     The following table sets forth the computation of basic and diluted income (loss) per common share:
                                   Six Months Ended      Three
Months Ended
                                       June 30,              June
30,
                                    2000      1999        2000
1999
Denominator:
 Denominator for basic
  income (loss) per share -
  weighted-average common
  shares                         2,026,000  2,026,000  2,026,000
2,026,000
Effect of dilutive securities:
 Employee and directors
  stock options                       0        23,000       0
17,000
 Warrants                             0        25,000       0
15,000

Denominator for diluted
 income (loss) per share -
 weighted-average common
 shares and assumed
 conversion                      2,026,000  2,074,000  2,026,000
2,058,000

     For the six and three month periods ended June 30, 2000, the denominator for both basic and diluted loss per common share is the weighted-average common shares. Due to a loss recorded for those periods, there is no effect of common share equivalents as such effect would be antidilutive.

     The numerator for basic and diluted income (loss) per share for the six and three months ended June 30, 2000 and June 30, 1999 is the net income (loss) for each period.

 (NOTE 4) - Cost of Sales:

     For interim periods, the Company estimates its inventory using the gross profit method.





(continued)




                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)

(NOTE 5) - Inventories:

     Inventories are comprised of the following:

                                    June 30,      December 31,
                                     2000            1999

Raw Materials..............      $ 3,259,000      $ 2,943,000
Work-in-process............        2,966,000        2,861,000

                TOTAL            $ 6,225,000      $ 5,804,000


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

    The following is the Company's business segment information for the six and three month periods ended June 30, 2000 and 1999.

                            Six Months Ended           Three Months
Ended
                                June 30,                    June 30,
                            2000        1999            2000
1999
Net sales:
   Electronics........ $ 2,865,000 $ 4,202,000    $ 1,618,000
$1,916,000
   Power Units........

     Domestic.........   2,641,000   2,402,000      1,443,000  1,425,000
     Foreign..........     435,000     424,000        127,000    270,000
     Intercompany sale        -        (10,000)          -        (2,000)
   Total Power Units...  3,076,000   2,816,000      1,570,000  1,693,000
          Total        $ 5,941,000 $ 7,018,000    $ 3,188,000
$3,609,000


(continued)



                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)

Income (loss) from
                                operations:
     Electronics......... $   58,000  $   829,000  $   192,000 $
                              301,000
    Power Units.........   (148,000)    (235,000)     (96,000)
                               37,000
                             General corporate
                            expenses not
    allocated    ........   (256,000)    (408,000)    (122,000)
                             (150,000)
   Interest expense....... (170,000)    (163,000)     (87,000)
                              (82,000)
                           Investment and other
  income...............    108,000 163,000       54,000      98,000
                        Income (loss) before
                         income taxes and
  extraordinary item     $  (408,000)  $  186,000   $  (59,000)  $
                              204,000




































                              Item 2.
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS

Results of Operations

      Three month period ended June 30, 2000 v. June 30, 1999

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

  Consolidated net sales for the three month period ended June 30, 2000 decreased to $3,188,000 from $3,609,000 for the three month period ended June 30, 1999 principally due to lower sales recorded from both its Electronics Segment and Power Units Segments.

 Gross profit, as a percentage of sales, for the three months ended June 30, 2000 was 38.2% which was equal to the percentage recorded for the three months ended June 30, 1999. The gross profit, as a percentage of sales, was due to an increase in gross profit realized by the Electronics Segment that was offset by a lower gross profit realized by the Power Unit Segment .

  Selling, general and administrative expenses for the three month period ended June 30, 2000 increased to $1,244,000 from $1,192,000 for the three month period ended June 30, 1999 principally due to
higher selling costs incurred by the Power Unit Segment.    Selling,
 general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2000 increased to 39.0% from
33.0% for the three month period ended June 30, 1999 principally due to decreased sales during the current period.

Interest expense for the three month period ended June 30, 2000 was $87,000 and did not materially change from the $82,000 recorded for the three month period ended June 30, 1999.

 Investment and other income for the three month period ended June
   30, 2000 decreased to $54,000 from $98,000 for the three month period ended June 30, 1999 principally due to a decrease in funds available for investment during the current period.

 The net loss before extraordinary item for the three month period ended June 30, 2000 was $59,000 compared to income of $204,000 recorded for the three month period ended June 30, 1999. This loss was principally due to the decrease in the Company's sales.

  The net loss for the three month period ended June 30, 2000 was $59,000 compared to income of $204,000 for the three month period ended June 30, 1999.

Six month period ended June 30, 2000 v. June 30, 1999

     Consolidated net sales for the six month period ended June 30, 2000 decreased to $5,941,000 from $7,018,000 for the six month period ended June 30, 1999 principally due to lower sales recorded from its Electronics Segment that was partially offset by higher sales recorded by its Power Units Segment.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2000 decreased to 36.0% from 38.9% for the six month period ended June 30, 1999 due to a lower gross profit realized by the Electronics Segment principally due to a reduction in the Segment's sales. This decrease was partially offset by a higher gross profit realized by the Company's Power Units Segment.

     Selling, general and administrative expenses for the six month period ended June 30, 2000 decreased to $2,486,000 from $2,546,000 for the three month period ended March 31, 1999 principally due to several cost cutting initiatives taken by the Company during the first quarter of 1999. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2000 increased to 41.8% from 36.3% for the six month period ended June 30, 1999 principally due to decreased sales during the current period.

     Interest expense for the six month period ended June 30, 2000 was $170,000 and did not materially change from the $163,000 recorded for the six month period ended June 30, 1999.

     Investment and other income for the six month period ended June 30, 2000 decreased to $108,000 from $163,000 for the six month period ended June 30, 1999 principally due to a decrease in funds available for investment during the current period.

     The net loss before extraordinary item for the six month period ended June 30, 2000 was $408,000 compared to income of $186,000 recorded for the six month period ended June 30, 1999. This loss was principally due to the decrease in sales from the Company's Electronics Segment.

     In March 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather than in 2002 as scheduled. The agreement resulted in an extraordinary gain of $190,000.

     The net loss for the six month period ended June 30, 2000 was $218,000 compared to income of $186,000 for the six month period ended June 30, 1999.

Liquidity, Capital Resources and Inflation

     Working capital decreased to $6,201,000 at June 30, 2000 compared to $7,161,000 at December 31, 1999. The ratio of current assets to current liabilities decreased to 2.7 to 1 at June 30, 2000 from 3.2 to 1 at December 31, 1999.

     Net cash flows used in operations for the six month period ended June 30, 2000 was $1,543,000, primarily attributable to the net loss for the period, the non-cash flow effect of income related to the forgiveness of debt and an increase in accounts receivable, inventory and other assets that was partially offset by an increase in accounts payable. Cash flows provided by investing activities for the six month period ended June 30, 2000 was $32,000, primarily attributable to purchases of property, plant and equipment. Cash flows used in financing activities for the six month period ended June 30, 2000 was $338,000, primarily attributable to repayments of long-term debt.

     All operations of the discontinued apparel companies have been
terminated.   All losses and obligations of these apparel operations
have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 was borrowed in January 1999 to partially fund a class action securities litigation settlement of $1,000,000. The amount owed under this credit facility at June 30, 2000 was approximately $3,058,000 at an interest rate of 1.75 percent above the prime rate of interest.

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

ITEM 1. LEGAL PROCEEDINGS
          None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

     An annual Meeting of Stockholders of the Company was held on June 26, 2000. The holders of 2,025,864 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 1,955,923 shares of Common Stock, or approximately 97% of shares entitled to vote at the meeting, were represented by proxy with the exception of the matter with respect to Proposal 3. The following action took place:

     The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 1,842,982 votes for and 105,760 against, Bruce Reissman by 1,842,995 votes for and 105,747 against, Mitchell Binder by 1,842,982 votes for and 105,760 against, John Molloy by 1,842,982 votes for and 105,760 against, Stanley Morris by 1,842,895 votes for and 105,847 against and Marc Pfefferle 1,843,048 votes for and 105,694 against.
     The stockholders voted 1,897,707 for and 43,619 against the resolution relating to amend the Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 25,000,000 to 10,000,000 shares (7,284 votes abstained).
     The proposal to adopt the Company's 2000 Stock Option Plan was postponed until July 6, 2000 to allow for additional time for stockholders to vote on the proposal. On July 6, 2000, the meeting was re-convened but postponed again until July 20, 2000 to allow for additional time for stockholders to vote on the proposal. On July 20, 2000, the meeting was re-convened but postponed again until July 26, 2000 to allow for additional time for stockholders to vote on the proposal. On July 26, 2000, the stockholders voted 1,028,542 for and 145,747 against the resolution to adopt the 2000 Stock Option Plan (8,237 votes abstained).
     1. The stockholders voted 1,913,854 for and 28,937 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2000 (5,819 votes abstained).

ITEM 5. OTHER INFORMATION
          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
          None

     (b) Reports on 8-K
          8-K filed on June 7, 2000.














































                             SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ORBIT INTERNATIONAL CORP.
                             Registrant





Dated:  August 10, 2000            /s/ Dennis Sunshine
                                   Dennis Sunshine, President, Chief
                                        Executive officer and
Director



Dated:  August 10, 2000            /s/ Mitchell Binder
                                   Mitchell Binder, Vice President-
                                   Finance, Chief Financial Officer
                                   and Director