Form 10-Q
period 2000-09-30
ORBIT INTERNATIONAL CORP
filed 2000-11-14
CIK 74818

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, DC  20549

                               FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          September 30, 2000
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from                to
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
September 30, 2000                                               2,026,000
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

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2000.

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























INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
Orbit International Corp.


We have reviewed the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of September 30, 2000, and the
related consolidated statement of operations for the three-month and    nine-
month periods then ended, and the consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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




GOLDSTEIN GOLUB KESSLER LLP


New York, New York

November 1, 2000







                      PART I - FINANCIAL INFORMATION
                                 ITEM - I

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,   December 31,
                                               2000            1999
                                            (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $   687,000    $ 2,975,000
 Investments in marketable securities....        3,000          3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    2,448,000      1,391,000
 Inventories ............................    7,036,000      5,804,000
 Assets held for sale, net...............        -             41,000
 Other current assets....................      130,000        136,000
 Deferred tax assets.....................       75,000         75,000

   Total current assets..................   10,379,000     10,425,000

Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................    2,060,000      2,128,000

Excess of cost over the fair value of
   assets acquired.......................      988,000      1,059,000

Other assets............................       838,000        661,000
Deferred tax assets.....................       675,000        675,000


 TOTAL ASSETS............................  $14,940,000    $14,948,000



                          See accompanying notes.



                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (continued)


                                             September 30,  December 31,
                                                2000           1999
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $   853,000    $  738,000
 Accounts payable..........................   1,874,000     1,143,000
 Accrued expenses..........................     837,000       884,000
 Customer advances.........................     375,000          -
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................     776,000       499,000
Total current liabilities...............      4,715,000     3,264,000

Long-term obligations......................   2,839,000     3,666,000
Accounts payable, accrued expenses and
 reserves applicable to discontinued
   operations, less current portion..... ....     -           370,000

   Total liabilities.......................   7,554,000     7,300,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     304,000       304,000
Additional paid-in capital.................  24,165,000    24,165,000
Accumulated deficit........................  (7,233,000)   (6,971,000)
                                             17,236,000    17,498,000
Treasury stock, at cost....................  (9,850,000)   (9,850,000)
   Total stockholders' equity..............   7,386,000     7,648,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $14,940,000   $14,948,000




                          See accompanying notes.
                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                         Nine Months Ended       Three Months Ended
                           September 30,             September 30,
                          2000        1999         2000        1999
Net sales...........  $ 8,933,000 $ 9,791,000  $ 2,992,000 $ 2,773,000

Cost of sales.......    5,653,000   5,897,000    1,852,000   1,611,000

Gross profit........    3,280,000   3,894,000    1,140,000   1,162,000

Selling, general and
 administrative
 expenses...........    3,615,000   3,690,000    1,129,000   1,144,000
Interest expense....      252,000     250,000       82,000      87,000
Investment and
 other income, net..    ( 135,000) (  240,000)    ( 27,000)   ( 77,000)
Income (loss) before
 income tax (benefit)   ( 452,000)    194,000     ( 44,000)      8,000

Income tax (benefit)       -           -             -           -   -

Net income (loss) before
  extraordinary item    ( 452,000)    194,000     ( 44,000)      8,000

Extraordinary item..      190,000      -             -           -   -

NET INCOME (LOSS)...  $ ( 262,000)  $ 194,000   $ ( 44,000)  $   8,000

Net income (loss) per
common share:
Income (loss) before
  extraordinary item
     Basic.............$ (.22)    $   .10      $   (.02)     $  .00
     Diluted...........$ (.22)    $   .09      $   (.02)     $  .00

Extraordinary item
     Basic.............$  .09     $    -       $     -       $    -
     Diluted...........$  .09     $    -       $     -       $    -

Net income (loss)
     Basic.............$ (.13)    $   .10      $   (.02)     $  .00
     Diluted...........$ (.13)    $   .09      $   (.02)     $  .00

                          See accompanying notes.


                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                    2000         1999

Cash flows from operating activities:
 Net income (loss) .........................  $ (262,000)     $  194,000
  Adjustments to reconcile net income
  to net cash (used in) operating activities:
   Depreciation and amortization...............  118,000         122,000
   Amortization of goodwill....................   72,000          72,000
   Forgiveness of debt     .................... (190,000)           -
   Compensatory issuance of stock and options..     -             19,000
   Change in value of marketable  securities...     -            (21,000)
Changes in operating assets and liabilities:
   Accounts receivable........................(1,057,000)        349,000
   Inventories................................(1,232,000)      1,009,000
   Other current assets........................    6,000         (36,000)
   Other assets................................ (192,000)        (25,000)
   Accounts payable............................  731,000         146,000
   Accrued expenses............................  (47,000)       (595,000)
   Customer advances...........................  375,000        (785,000)
   Assets held for sale, net...................   41,000          39,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations.................................  (93,000)       (280,000)
   Payment for settlement of class action
    litigation                                      -         (1,000,000)

Net cash (used in) operating activities...... (1,730,000)       (792,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment..    (36,000)           -
 Purchases of marketable securities..........       -         (1,966,000)
 Proceeds from sales of marketable securities       -  -       4,421,000

Net cash provided by (used in)
   provided by investing activities..........    (36,000)      2,455,000


(continued)





                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                (continued)




                                                   Nine Months Ended
                                                      September 30,
                                                   2000         1999

Cash flows from financing activities:
 Decrease in due to factor...................        -         (15,000)
 Repayments of long-term debt................    (522,000)    (433,000)
 Proceeds from long-term debt................        -         500,000
 Proceeds from exercise of stock options.....        -           2,000
 Purchase of treasury stock..................        -         (48,000)
Net cash (used in) provided by financing
  activities.................................    (522,000)       6,000


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS............................  (2,288,000)   1,669,000


Cash and cash equivalents - January 1........   2,975,000      438,000


CASH AND CASH EQUIVALENTS


                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

(Note 1) - Letter of Intent to Merge with Homing, Inc.
     On June 7, 2000 the Company entered into a letter of intent with Homing, Inc. ("Homing") pursuant to which the Company and Homing agreed to combine. On September 20, 2000, the Company and Homing entered into a revised letter of intent. Homing is a Delaware corporation formed in 1999 and headquartered in New York with research and development operations in Tel Aviv, Israel. Homing has developed and plans to deploy web-based software and service architecture for personalization and management of content across provider networks and media channels.

     Under the terms of the proposed transaction, as revised, Homing will acquire all of the shares of Orbit in exchange for shares of common stock of Homing in a tax-free transaction. Pursuant to the letter of intent, each shareholder of Orbit will receive one share of Homing common stock for each share of Orbit, or an aggregate of approximately 2,000,000 shares. Upon closing of the proposed transaction, Homing will have an aggregate of approximately 25,300,000 shares outstanding. In addition, Orbit presently has outstanding approximately 1,630,000 options and warrants and Homing will have the right to grant stock options in an amount equal to 15% of the total outstanding shares at closing. Under the terms of the proposed transaction, senior management of the Company has agreed to advance $500,000 to Homing which loan would be converted into 593,750 shares of Homing common stock on closing of the proposed transaction. Closing of the proposed transaction is subject to a number of conditions, including negotiation, execution and delivery of definitive documentation, receipt of a fairness opinion satisfactory to the board of directors of Orbit indicating that the terms of the transaction are fair from a financial point of view to the shareholders of Orbit, consummation by Homing of a private placement of not less than $5,000,000 and satisfaction of certain other regulatory requirements and contract conditions.

     Under the terms of the revised letter of intent, either party has the right to terminate the proposed transaction in the event the private placement is not completed by October 15, 2000. As of November 9, 2000, although the private placement had not yet been completed, neither party has notified the other of its intent to terminate. However, there can be no assurance that such notice will not be given at some future date.


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

(NOTE 3) - Income (Loss) Per Share:

     The following table sets forth the computation of basic and diluted income (loss) per common share:
                                   Nine Months Ended     Three
Months Ended
                                     September 30,         September
30,
                                    2000      1999        2000
1999
Denominator:
 Denominator for basic
  income (loss) per share -
  weighted-average common
  shares                         2,026,000  2,026,000  2,026,000
2,026,000
Effect of dilutive securities:
 Employee and directors
  stock options                       0        17,000       0
 0
 Warrants                             0        15,000       0
 0  -

Denominator for diluted
 income (loss) per share -
 weighted-average common
 shares and assumed
 conversion                      2,026,000  2,058,000  2,026,000
2,026,000

     For the nine and three month periods ended September 30, 2000, the denominator for both basic and diluted loss per common share is the weighted-average common shares. Due to a loss recorded for those periods, there is no effect of common share equivalents as such effect would be antidilutive.

     The numerator for basic and diluted income (loss) per share for the nine and three months ended September 30, 2000 and September 30, 1999 is the net income (loss) for each period.


(continued)


                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)


 (NOTE 4) - Cost of Sales:

     For interim periods, the Company estimates its inventory using the gross profit method.

(NOTE 5) - Inventories:

     Inventories are comprised of the following:

                                 September 30,    December 31,
                                     2000            1999

Raw Materials..............      $ 3,745,000      $ 2,943,000
Work-in-process............        3,291,000        2,861,000

                TOTAL            $ 7,036,000      $ 5,804,000


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





(continued)




                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)

    The following is the Company's business segment information for the nine and three month periods ended September 30, 2000 and 1999.

                            Nine Months Ended          Three Months
Ended
                              September 30,              September 30,
                            2000        1999            2000
1999
Net sales:
   Electronics........ $ 4,390,000 $ 5,763,000    $ 1,525,000
$1,561,000
   Power Units........

     Domestic.........   3,834,000   3,453,000      1,267,000  1,046,000
     Foreign..........     709,000     585,000        200,000    166,000
     Intercompany sale        -        (10,000)          -         -   -
   Total Power Units...  4,543,000   4,028,000      1,467,000  1,212,000
          Total        $ 8,933,000 $ 9,791,000    $ 2,992,000
$2,773,000


Income (loss) from
operations:
   Electronics......... $  222,000  $ 1,092,000  $   164,000 $
263,000
   Power Units.........   (142,000)    (349,000)       6,000
(113,000)
General corporate
  expenses not
  allocated    ........   (415,000)    (539,000)    (159,000)
(132,000)
Interest expense.......   (252,000)    (250,000)     (82,000)
(87,000)
Investment and other
  income...............    135,000      240,000       27,000
77,000
Income (loss) before
income taxes and
extraordinary item     $  (452,000)  $  194,000   $  (44,000)    $
8,000


(NOTE 7) - Debt:

     Pursuant to the terms of an agreement with its primary lender, the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital, debt-to-equity ratios, net income and tangible net worth, all as defined.
At September 30, 2000, the Company was in default of two financial covenants which were waived by the bank.








Item 2.
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS

Results of Operations

 Three month period ended September 30, 2000 v. September 30, 1999

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

 Consolidated net sales for the three month period ended September 30, 2000 increased to $2,992,000 from $2,773,000 for the three month period ended September 30, 1999 principally due to higher sales recorded from the Company's Power Units Segment which were partially offset by slightly lower sales from its Electronics Segment.

 Gross profit, as a percentage of sales, for the three month period ended September 30, 2000 decreased to 38.1% from 41.9% for the three month period ended September 30, 1999. The decrease in gross profit, as a percentage of sales, was due to a decrease in gross profit realized by the Electronics Segment which was offset by a slightly higher gross profit realized by the Power Unit Segment. The decrease in gross profit realized by the Electronics Segment was partially due to the shipment of initial production and prototype units delivered during the period.

  Selling, general and administrative expenses for the three month period ended September 30, 2000 decreased to $1,129,000 from $1,144,000 for the three month period ended September 30, 1999 principally due to slightly lower corporate expenses incurred during
 the period.    Selling, general and administrative expenses, as a
percentage of sales, for the three month period ended September 30, 2000 decreased to 37.7% from 41.3% for the three month period ended
  September 30, 1999 principally due to increased sales during the current period.

Interest expense for the three month period ended September 30, 2000 decreased to $82,000 from $87,000 for the three month period ended September 30, 1999 principally due to lower amounts borrowed during the current period which was slightly offset by higher borrowing rates.

    Investment and other income for the three month period ended September 30, 2000 decreased to $27,000 from $77,000 for the three month period ended September 30, 1999 principally due to a decrease in funds available for investment during the current period.

 The net loss before extraordinary item for the three month period ended September 30, 2000 was $44,000 compared to net income of $8,000 recorded for the three month period ended September 30, 1999.
 This loss was principally due to a lower gross profit realized for the period despite higher sales and to a decrease in investment and other income during the period.

The net loss for the three month period ended September 30, 2000 was
  $44,000 compared to income of $8,000 for the three month period ended September 30, 1999.

Nine month period ended September 30, 2000 v. September 30, 1999

     Consolidated net sales for the nine month period ended
September 30, 2000 decreased to $8,933,000 from $9,791,000 for the nine month period ended September 30, 1999 principally due to lower sales recorded from the Company's Electronics Segment that was partially offset by higher sales recorded by its Power Units
Segment.

     Gross profit, as a percentage of sales, for the nine month period ended September 30, 2000 decreased to 36.7% from 39.8% for the nine month period ended September 30, 1999 due to a lower gross profit realized by the Electronics Segment principally due to a reduction in that Segment's sales. This decrease was partially offset by a higher gross profit realized by the Company's Power Units Segment.

     Selling, general and administrative expenses for the nine month period ended September 30, 2000 decreased to $3,615,000 from $3,690,000 for the nine month period ended September 30, 1999 principally due to a reduction in certain corporate expenditures. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2000 increased to 40.5% from 37.7% for the nine month period ended September 30, 1999 principally due to decreased sales during the current period.

     Interest expense for the nine month period ended September 30, 2000 was $252,000 and did not materially change from the $250,000 recorded for the nine month period ended September 30, 1999.

     Investment and other income for the nine month period ended
September 30, 2000 decreased to $135,000 from $240,000 for the nine month period ended September 30, 1999 principally due to a decrease in funds available for investment during the current period.

     The net loss before extraordinary item for the nine month period ended September 30, 2000 was $452,000 compared to net income of $194,000 recorded for the nine month period ended September 30, 1999. This loss was principally due to the decrease in sales from the Company's Electronics Segment.

     In March 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather than in 2002 as scheduled. The agreement resulted in an extraordinary gain of $190,000.

     The net loss for the nine month period ended September 30, 2000 was $262,000 compared to income of $194,000 for the nine month period ended September 30, 1999.

Liquidity, Capital Resources and Inflation

     Working capital decreased to $5,664,000 at September 30, 2000 compared to $7,161,000 at December 31, 1999. The ratio of current assets to current liabilities decreased to 2.2 to 1 at September
30, 2000 from 3.2 to 1 at December 31, 1999.

     Net cash flows used in operations for the nine month period ended September 30, 2000 was $1,730,000, primarily attributable to the net loss for the period, the non-cash flow effect of income related to the forgiveness of debt and an increase in accounts receivable, inventory and other assets that was partially offset by an increase in accounts payable and customer advances. Cash flows used in investing activities for the nine month period ended September 30, 2000 was $36,000 which was attributable to purchases of property, plant and equipment. Cash flows used in financing activities for the nine month period ended September 30, 2000 was $522,000 which was attributable to repayments of long-term debt.

     All operations of the discontinued apparel companies have been
terminated.   All losses and obligations of these apparel operations
have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 was borrowed in January 1999 to partially fund a class action securities litigation settlement of $1,000,000. The amount owed under this credit facility at September 30, 2000 was approximately $2,927,000 at an interest rate of 1.75 percent above the prime rate of interest. Pursuant to the terms of the lending agreement, the Company must comply with certain financial covenants. At September 30, 2000, the Company was in default of two financial covenants which were waived by the Bank.

     The Company is currently in negotiations for the sale-leaseback of its operating facility and is also in negotiations with an asset based lender for a loan of $1,000,000. The Company plans to use the proceeds from the loan and the sale-leaseback to pay off the outstanding balance under its existing credit facility with the remainder of the proceeds used for working capital. The Company expects the asset based lending arrangement to close in the fourth quarter of 2000 and the sale-leaseback to close in the first quarter of 2001.

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





Certain Material Trends

     The Company continues to face a very difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. The delay in receiving these awards shifted a portion of shipments anticipated for the year 2000 into 2001.

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




PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Bankruptcy and Liquidation of Canadian Subsidiaries. In October, 2000, the Company received a Notice of Final Dividend and Application for Discharge of Trustee with the respect to the bankruptcy proceedings against two of its subsidiaries, Canada Classique, Inc. and Winnipeg Leather (1991) Inc., which operated its Canadian apparel operation. These proceedings were commenced in March, 1997 and the Company expects an Order of Discharge in November, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

ITEM 5. OTHER INFORMATION
         See Note 1 to the Financial Statements included in Part I which is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
         None

    (b) Reports on 8-K
         8-K/A  filed on September 20, 2000.




















                                SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ORBIT INTERNATIONAL CORP.
                                Registrant





Dated:  November 14, 2000         /s/ Dennis Sunshine
                                  Dennis Sunshine, President, Chief
                                  Executive officer and Director



Dated:  November 14, 2000         /s/ Mitchell Binder
                                  Mitchell Binder, Vice President-
                                  Finance, Chief Financial Officer
                                  and Director