Form 10KSB
period 2000-12-31
ORBIT INTERNATIONAL CORP
filed 2001-03-30
CIK 74818

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             Form 10-KSB

   X      ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2000

                                  or

          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to

                      Commission File No. 0-3936

                      ORBIT INTERNATIONAL CORP.
            (Name of small business issuer in its charter)

       DELAWARE                                           11-1826363
(State or other jurisdiction of                                  (I.R.S.
Employer
 incorporation or organization)                                 Identification
No.)

80 CABOT COURT, HAUPPAUGE, NEW YORK                         11788
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code: (631) 435-8300

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.10 par value per share
(Title of class)


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

               Yes    X                      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.
     X

Issuer's revenues for its fiscal year ended December 31, 2000: $12,706,000

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq SmallCap on March 16, 2001): $2,279,097

Number of shares of common stock outstanding as of March 16, 2001: 2,025,864

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2001 Annual Meeting of
Stockholders.
                                PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Orbit International Corp. (the "Company" or "Orbit") was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp. In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp. The Company conducts its operations through its Orbit
Instrument Division and its wholly-owned subsidiary, Behlman Electronics, Inc. Through its
Orbit Instrument Division, which includes its wholly-owned subsidiary, Orbit Instrument of
California, Inc., the Company is engaged in the design, manufacture and sale of customized electronic components and subsystems. Behlman Electronics, Inc. is engaged in the design and manufacture of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     On June 7, 2000, the Company entered into a letter of intent with Homing, Inc.
("Homing") pursuant to which the Company and Homing agreed to combine. On September 20,
2000, the Company and Homing entered into a revised letter of intent. Homing was a Delaware corporation headquartered in New York with research and development operations in Israel.
Homing had developed and planned to deploy web-based software and service architecture for personalization and management of content across provider networks and media channels.
Pursuant to the terms of the letter of intent, closing of the transaction was subject to a number of conditions, one of which was the completion of a private placement. Homing was unable to complete such private placement. Consequently, on December 12, 2000, Orbit terminated the letter of intent.

     On August 6, 1996, the Board of Directors of the Company adopted a plan to sell and/or liquidate its remaining United States and Canadian apparel operations. In the fourth quarter of
1996, the Company entered into a three-year license agreement (the "Athco
License
Agreement") with Athco, Inc. ("Athco"), an unaffiliated third party, pursuant to which Orbit granted to Athco the right to manufacture and sell ladies apparel under the "East/West" trademark (its principal label) in the United States and Canada. Under the terms of the Athco
License Agreement, as amended in May, 1999, the minimum royalty for 1999 was reduced from
$150,000 to $140,000 payable in sixteen equal installments. The Company has the right to terminate the Agreement upon 30 days written notice. The operations of the East/West division are limited to servicing such license.

     In March 1996, as part of its plan to dispose of its apparel operations, the Company entered into an amended agreement with the sellers of a discontinued apparel division whereby the purchase price of the Assets was reduced from $15,000,000 to $8,850,000 leaving
$1,850,000 remaining to be paid at the time of the Amendment. The Company paid $1,000,000 in three separate installment payments through January 1, 1997. The remaining $850,000 was due in quarterly installments of $42,500 commencing in March 2002 through December 2006.
In addition, the sellers received 83,332 warrants to purchase Orbit common shares. In March
2000, the Company reached an agreement with the sellers whereby the Company agreed to commence making payments in 2000 rather than in 2002 as scheduled in consideration for a reduction in the outstanding amount due from $850,000 to $660,000.

     See Item 3. Legal Proceedings for information concerning the bankruptcy proceedings involving the Company's former Canadian apparel subsidiaries.

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

The following sets forth certain selected historical financial information relating to the
Company's business segments:

                      December 31,
                              2000      1999




Net sales:


Electronics            $ 6,135,000 $  6,975,000
Power Units
Domestic                  5,552,000    1,019,000__________    4,438,000
Foreign                   6,571,000       817,000
Intercompany sales                        (10,000)    5,245,000
Total Power Units



Operating income
(loss) (1):


Electronics                216,000      615,000
Power Units                            (810,000)
                      (7,000)



Assets:


Electronics               7,031,000      6,156,000
Power Units           3,888,000      3,303,000

_______________
(1) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 14 to the Consolidated Financial Statements appearing elsewhere in this report.

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

"P series" -- hardware designed to meet severe environmental conditions.

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

J/STARS (Joint Surveillance Target Attack Radar Systems)

AWACS (Lookdown Surveillance Aircraft)

SHIPBOARD PROGRAMS:

AEGIS (Guided Missile Cruisers and Destroyers)

DDG'S (Guided Missile Destroyers)

BFTT (Battle Force Tactical Training)

LSD'S (Amphibious Warfare Ships)

LHA'S (Amphibious Warfare Ships)

DESCRIPTION OF BUSINESS

  GENERAL

     Orbit's Electronics Segment, which is operated through its Orbit Instrument Division, designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Company primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military "ruggedized hardware" for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements,
"full-mil keyboards", "trackballs" and "data entry display devices". The Electronics Segment's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including
E-2C, J/STARS, AWACS and P-3 requirements and shipboard programs, including
AEGIS,
DDG'S, BFTT, LSD'S and LHA'S applications, as well as a variety of land based guidance control programs.

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

PRODUCTS

Electronics Segment

     Intercommunication Panels

  The Orbit Instrument Division has designed and developed a complement of display panels for rugged mission critical applications. The display panels provide customers with potential program solutions that include Electro Luminescent (E.L.), AC Plasma and Liquid Crystal
Display (LCD) technologies. Prime contractors which require command, combat communications or display systems have requested these panels to support a number of console applications. The Orbit Instrument Division has also completed land-based and shipboard secure voice "telco-based designs", and has been awarded a Basic Ordering Agreement from Naval
Surface Warfare Center in Crane, Indiana. The Basic Ordering Agreement establishes firm fixed prices for six Orbit panel configurations. The Agreement enables the United States Government to procure each of the panel configurations in indefinite quantities, increasing by an agreed upon escalation for each year.

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

     Color Liquid Crystal Displays (LCD's)

     The Orbit Instrument Division developed a family of 18.1" and 20.1" color LCD display panels for military and rugged commercial opportunities. The display is manufactured using
Super Fine TFT (thin film transistor) active matrix technology. The display is backlit with Cold
Cathode Fluorescent Tubes (CCFT), and is driven by an integral inverter. The Company has adapted this technology for high brightness and full-color imaging requirements. The Company is positioning this technology for surface ship and trading floor opportunities.

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

     Command Display Units (CDU'S)

     The Orbit Instrument Division is currently under order for command display panels that will be utilized for vehicular, shipboard and sheltered platform requirements.
 When complete,
each display will also be both sunlight readable and night vision certified for aircraft environments.

Power Units Segment

     Power Sources

     Behlman's "AC power sources" are used in the production of various types of equipment such as ballasts for fluorescent lighting, "CRT terminals", hair dryers, hospital beds, vacuum cleaner motors, compressors, circuit breakers and paint spray equipment and are used in test labs to meet
European Community required testing, aircraft testing and simulators. Other uses include powering equipment for oil and gas exploration.

     Behlman's frequency converters are used to convert local power frequency (e.g., 60HZ in the United States) to local frequencies elsewhere (e.g., 50 HZ in Europe) and are used in the testing of commercial and military aircraft.

     Behlman's UPS products are used for backup power when local power is lost. Behlman only competes in the "ruggedized and industrial market" as opposed to the commercial "UPS market". Behlman is a manufacturer and value added reseller of these products and has recently added a new line of high power UPS systems.

     Behlman's military and custom power supply division designs and manufactures power supplies that use commercial off the shelf (COTS) power modules to meet the customers environmental specifications. This technique requires less engineering and produces a more reliable product at a lower cost to the customer.

     Behlman also performs reverse engineering of analog systems for the United States
Government or United States Government contractors to enable them to have a new contractor with high quality capabilities at a competitive price.

     Behlman is recognized by the Source Development Department of the NAVICP and has been given the opportunity to compete against prime contractors. Behlman has a current order for a set of power sources as a result of such competition program.

     Behlman's railroad signaling power supply has been sold to railway passenger lines in the
Northeastern and Southwestern United States. The railroad industry buys frequency converters and inverters. Behlman has set up a representative organization and strategic advertising campaign along with training programs for representatives and has been meeting with different railroad organizations for the purpose of promoting its products and gaining an understanding of the needs of the industry.

     Behlman's Power Passport P1350 is a low cost basic instrument for use in the import/export and aerospace markets. The P series has fewer features but is priced below
Behlman's BL series. Another version, the P1351, is an intermediary version between the P1350 and the BL1350 in terms of cost and function. Several orders for these units have been received by Behlman.

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

     Orbit Instrument has a current order for prototype keyboards from one of its major customers to be used by air traffic controllers. These prototype keyboards will be delivered to various air traffic control centers for evaluation by air traffic controllers.

     The Orbit Instrument Division has completed a pre-production order for a new
Electroluminescent (EL) Display Terminal. The Data Entry Display combines a high bright EL
Display module with an ultra-compact single board computer. The unit was specifically designed as a high speed AT compatible computer which will mechanically fit into limited space applications. This EL technology based Data Entry Display Panel is being implemented on various army and marine programs such as the Fire Finder Program as well as several foreign military programs. Orbit has received pre-production orders for these units for four different programs.

     The Orbit Instrument Division has finalized a design for a shipboard console to be used primarily for foreign sales opportunities. The upgraded console incorporates a 20.1" color LCD display together with a package of man/machine-interface solutions. Initial prototype consoles have included newly designed trackballs, keyboards and data display devices, qualified to meet shipboard applications. The Division has received pre-production orders for their 20.1" color
LCD displays to support two foreign military program requirements.

     Power Units Segment

     Behlman has developed a strategic relationship with a manufacturer of DC/DC converter modules and open-frame power supplies. These units will be sold under the Behlman name and will be used in value added equipment sales.

     Behlman has also developed a strategic relationship with a manufacture of telecommunication and workstation power supplies.

     Behlman has entered the Utility Transmission and Distribution ("T&D") industry. The utility industry is facing competition, resulting in pressure to cut costs in their substations through automation. In the event of a power outage, the computers and other critical equipment must be powered with AC power sources utilizing the substation batteries. Behlman has received orders for this equipment and has been advertising in industry periodicals. An offshoot of the T&D market is the telecommunications market where batteries are generally used to keep the system running. Behlman has developed two new products to supply this market. They are a sine wave inverter and a modified version of the same unit. Behlman has targeted niche market areas which require more special features than industry standard models.

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

COMPETITION

     The Electronics Segment's competitive position within the electronics industry is, in management's view, predicated upon the Orbit Instrument Division's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customers. (See " SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company uses multiple sources for its procurement of raw materials and is not dependent on any suppliers for such procurement. The Company continuously updates its delivery schedules and evaluates availability of components so that they are received on a "just-in-time schedule". Occasionally, in the production of certain military units, the Company will be faced with procuring certain components that are either obsolete or difficult to procure.
However, the Company has access to worldwide brokers using the Internet to assure component availability.

MAJOR CUSTOMERS

     Various agencies of the United States Government and Lockheed Martin Corp. accounted for approximately 25% and 16%, respectively, of net sales of the Company for the year ended December 31, 2000. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Segment are Lockheed Martin Corp., various agencies of the United States Government and Raytheon Company, accounting for approximately 28%, 27% and 18%, respectively, of the net sales of the Electronics Segment for the year ended December 31, 2000. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

     The major customer of the Power Units Segment is the United States Government, accounting for approximately 21% of the net sales of the Power Units Segment for the year ended December 31, 2000. The loss of this customer would have a material adverse effect on the net sales and earnings of the Power Units Segment.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United
States Government could have a materially adverse effect on the Company's sales and earnings.

BACKLOG

     As of December 31, 2000 and 1999 the Company's backlog was as follows:


             2000             1999

Electronics  $6,000,000       $3,000,000


Power Units  2,000,000           3,000,000


Total        $8,000,000       $6,000,000

     Of the backlog at December 31, 2000, approximately $500,000 represents backlog under contracts which will not be shipped during 2001.

     A significant amount of the Company's contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

SPECIAL FEATURES OF UNITED STATES GOVERNMENT CONTRACTS

     Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the
Power Units Segment at the convenience of the United States Government occurred during the year ended December 31, 2000.

     A significant portion of the Company's revenues are subject to audit under the Vinson-
Trammel Act of 1934 and other federal statutes since they are derived from sales under United
States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

RESEARCH AND DEVELOPMENT

     The Company incurred approximately $700,000, and $731,000 of research and development expenses during the years ended December 31, 2000 and 1999, respectively.

PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 16, 2001, the Company employed 90 persons on a full-time basis. Of these, the Electronics Segment employed 49 people, consisting of 7 in engineering and drafting, 6 in sales and marketing, 8 in direct and corporate administration and the balance in production. The
Power Units Segment employed 41 people, consisting of 10 in engineering and drafting, 5 in sales, 2 in direct and corporate administration and the balance in production.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company owned its plant and executive offices, located at 80 Cabot
Court,
Hauppauge, New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are utilized for manufacturing operations) in a two-story, sprinklered, brick building which was completed in October 1982 and expanded in 1985. In March 2001, the Company completed a sale leaseback transaction whereby it sold its land and building for $3,000,000 and entered into a twelve year net lease with the buyer of the property. The lease provides for an annual payment of $360,000 with 10% increases in the fourth, seventh and tenth years of the lease. The lease expires in February 2013, but may be extended by the Company at its option through 2025. During the extension period, the lease provides for an annual rent of $527,076 with 10% increases in the fourth, seventh and tenth years of the extended lease.

     Behlman leases 1,700 square feet in Ventura, California which is used for sales. The lease provides for monthly payments of $1,473.00 and expires in December 2001.

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

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business.

     Bankruptcy and Liquidation of Canadian Subsidiaries: On March 12, 1997, Orbit commenced bankruptcy proceedings against two of its subsidiaries, Canada Classique, Inc. and
Winnipeg Leather (1991) Inc., which operated its Canadian apparel operation. Orbit appointed a receiver and manager who liquidated all of the assets of these subsidiaries. The proceeds of such sales were used to pay down the outstanding obligations to the secured lender of the two subsidiaries. In October, 2000, the Company received a Notice of Final Dividend and Application for Discharge of Trustee with respect to these proceedings. The Company received a Final Order of Discharge for the proceedings on the two subsidiaries on October 27, 2000 and November 28,
2000, respectively.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     As of March 15, 2001, the Company had 174 shareholders of record but reasonably believes it has in excess of 300 beneficial owners. The Company's stock is traded on the Nasdaq
SmallCap Market (Nasdaq symbol: ORBT).

     The quarterly closing prices for the period January 1, 1999 through December 31, 2000, as reported by Nasdaq, were as follows. The prices set forth below have been adjusted to give effect to the one-for-three reverse stock split effective October 4, 1999.

                                    CLOSE

                                    HIGH       LOW


1999:

  First Quarter:                                $3.00
                                    $6.56



                                                 3.00
  Second Quarter:                   4.50

                                       3.38
  Third Quarter:                               1.50

                                             1.88  1.00
  Fourth Quarter:



2000:

  First Quarter:                       3.13      1.38


  Second Quarter:                   5.13       1.31


  Third Quarter:                    4.56       2.13

                                                 0.38
  Fourth Quarter:                   2.16







The Company has not declared any dividends during the aforesaid periods.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Year Ended December 31, 2000 v. Year Ended December 31, 1999

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics
Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

     Consolidated net sales for the year ended December 31, 2000 increased to $12,706,000 from
$12,220,000 for the prior year due to increased sales recorded from the Company's Power Units
Segment which was offset by lower sales from its Electronics Segment.

     Gross profit, as a percentage of net sales, for the year ended December 31, 2000 increased to 35.4% from 33.4% for the prior year. The increase in gross profit, as a percentage of sales, was due to an increase in gross profit realized by the Power Units Segment which was offset by a slightly gross profit realized by the Electronics Segment. The increase in gross profit realized by the Power
Units Segment was principally due to an increase in sales. The decrease in gross profit realized by the Electronics Segment was principally due to the shipment of initial production and prototype units delivered during the period.

     Selling, general and administrative expenses for the year ended December 31, 2000 slightly decreased to $4,946,000 from $4,952,000 for the year ended December 31, 1999. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2000 decreased to 38.9% from 40.5% for the prior year principally due to increased sales during the current year.

     Interest expense for the year ended December 31, 2000 was $336,000 and did not materially change from $334,000 recorded for the year ended December 31, 1999.

     Investment and other income for the year ended December 31, 2000 decreased to $166,000 from $278,000 for the prior year principally due to a decrease in funds available for investment in the current period.

     The loss before income tax benefit and extraordinary item decreased to $620,000 for the year ended December 31, 2000 from a loss of $925,000 for the year ended December 31, 1999. This decrease in loss was principally due to the increase in sales from the Company's Power Units
Segment.

     In connection with related uncertainties surrounding the defense industry, pursuant to
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the
Company adjusted its valuation allowance against its deferred tax asset thereby taking a charge of
$450,000 to income for the year ended December 31, 1999. No adjustment to the valuation allowance against its deferred tax asset was made in the current year.

     During the year ended December 31, 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather than in 2002 as scheduled.
The agreement resulted in an extraordinary gain of $190,000.

     The net loss for the year ended December 31, 2000 was $430,000 compared to a net loss of $1,375,000 for the year ended December 31, 1999.


Liquidity, Capital Resources and Inflation

     Working capital decreased to $5,462,000 at December 31, 2000 compared to $7,161,000 at December 31, 1999. The ratio of current assets to current liabilities decreased to 2.2 to 1 at December 31, 2000 from 3.2 to 1 at December 31, 1999.

     Net cash flows used in operations for the year ended December 31, 2000 was $1,126,000, primarily attributable to the net loss for the period, the non cash flow effect of income related to the forgiveness of debt and an increase in accounts receivable, inventory and other assets that was partially offset by an increase in accounts payable, customer advances and the non cash flow effect of depreciation and amortization. Net cash flows used in operations for the year ended December
31, 1999 was $1,102,000, primarily attributable to the net loss for the period, the payment related to the settlement of the class action litigation and a decrease in accrued expenses and customer advances that was partially offset by the non cash flow effect of the reduction in the deferred tax asset and a decrease in accounts receivable and inventories.

     Cash flows used in investing activities for the year ended December 31, 2000 was $38,000, attributable to purchases of property, plant and equipment. Cash flows provided by investing activities for the year ended December 31, 1999 was $3,770,000, primarily attributable to the net sales of marketable securities.

     Cash flows used in financing activities for the year ended December 31, 2000 was $709,000 which was primarily attributable to repayments of long-term debt. Cash flows used in financing activities for the year ended December 31, 1999 was $131,000, primarily attributable to repayments of long-term debt and the purchase of treasury stock partially offset by the proceeds of long term debt.

     All operations of the discontinued apparel companies have been
terminated.   All losses, and
obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In August 1998, the Company closed on a new $4,000,000 credit facility with a new lender secured by real property and other assets of the Company. The Company used $3,500,000 of the proceeds to replace its existing asset based lending arrangement and the remaining $500,000 was borrowed in January 1999 to partially fund a class action securities litigation settlement of
$1,000,000. The amount owed under this credit facility at December 31, 2000 was approximately
$2,795,000 at an interest rate of 1.75 above the prime rate of interest.

     In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the
Company. The agreement shall continue until January 31, 2003 and from year to year thereafter unless sooner terminated. Loans will bear interest at the prime rate of the Chase Manhattan Bank plus 1.75% per annum. In March, 2001, the Company completed a sale-leaseback of its New York operating facility whereby it received proceeds of $3,000,000 and entered into a net operating lease with an initial term expiring in 2013. See "Item 2. Description of Properties." The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility and the remainder of the proceeds will be used for working capital.

  On September 1, 1999 the Board of Directors authorized a 1 for 3 reverse stock split thereby decreasing the number of issued and outstanding shares of the Company's stock. This reverse stock split was approved by the shareholders on October 1, 1999 and the effective date was October 4,
1999. All shares and per share data have been retroactively restated to reflect this reverse stock split. The purpose of the reverse stock split was to put the Company into compliance with the requirements of a Nasdaq SmallCap listing in order to effectuate the transfer of the Company's listing from the Nasdaq National Market to the Small Cap Market. See the Company's Report on
Form 8-K, filed October 6, 1999. In September 1998, the Company's Board of Directors authorized a stock repurchase program for the repurchase of up to 83,333 shares of its common stock in the open market or in privately negotiated transactions. The Company repurchased approximately
52,000 shares at an average price of $5.01 per share. The Company has not made any repurchases since the first quarter of 1999.

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

     The Company continues to face a very difficult business environment with continuing pressure on the Company's prices for its sole source sales and a general reduction in the level of funding for the defense sector. The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. These contract delays adversely affected revenue levels for 1999 and 2000. However, the Company did realize an improvement in bookings in 2000 and consequently, expects some improvement to revenue levels in 2001.

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

Forward Looking Statements

     Statements in this Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential",
"opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risk related to changes in interest rates. Most of the
Company's debt is at a variable rate of interest and is not hedged by any derivative instruments.
That debt which is subject to a variable rate of interest amounted to approximately $2,795,000 at
December 31, 2000. If market interest rates increase by five percent from levels at December 31,
2000, the effect on the Company's results of operations would be approximately $140,000.

ITEM 7.   FINANCIAL STATEMENTS

     The information required under this Item appears in a separate section following Item 13 of this report.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 4, 2000, the Board of Directors of the Company approved the engagement of
Goldstein Golub Kessler LLP as its independent auditors for the fiscal year ended December 31,
1999 to replace the firm of Ernst & Young LLP. The Company determined to change its independent auditors of the basis of the significant savings in the amount of fees paid and not as a result of a dispute or disagreement with Ernst & Young LLP. See the Company's Report on Form
8-K/A filed February 17, 2000.

                               PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this Annual Report on Form
10-KSB for the fiscal year ended December 31, 2000.

          1.& 2.    Financial Statements and Schedule:

               The index to the financial statements and schedule is incorporated by reference to the index to financial statements which follows Item 13 of this Annual Report on Form
10-KSB.

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

  4 (c)*         Orbit International Corp. 2000 Employee Stock Option Plan

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

10 (i)*        Amendment dated as of March 1, 2000 to the Agreement dated
March 28, 1996
          among Kenneth Freedman, Frederick Meyers, The Panda Group, Inc. and Orbit
          International Corp.

10 (j)*        Financing Agreement dated January 8, 2001 between the Company and Rosenthal
          & Rosenthal, Inc. including exhibits and schedules thereto.

10 (k)*   Financing Agreement dated January 8, 2001 between Behlman
Electronics, Inc. and
          Rosenthal & Rosenthal, Inc. including exhibits and schedules thereto.

10 (l)*        Purchase and Sale Agreement between the Company and 80 Cabot
Realty LLC
          dated February 26,2001.

10(m)*    Lease Agreement between the Company and 80 Cabot Realty LLC dated
February
          26, 2001.

16        Letter from Ernst & Young LLP, dated February 16, 2000 confirming statements
          made by the Company in connection with the Company's Change in Accountants pursuant to Item 304 of Regulation S-K. Incorporated by reference to Exhibit 16 to Registrant's report on Form 8-K/A filed on February 17, 2000.


  21      Subsidiaries of Registrant.  Incorporated by reference to Exhibit 21 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
          1996.

  23*          Consent of Goldstein Golub Kessler LLP.



(b)  Reports on Form 8-K:
     A report on Form 8-K/A was filed on September 20, 2000 reporting under
Item 5 and a
report on Form 8-K was filed on December 12, 2000 reporting under Item 5.
                         __________
     * Filed herewith.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   ORBIT INTERNATIONAL CORP.



Dated: March 30, 2001                   By: /s/ Dennis Sunshine
                                      Dennis Sunshine, President and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                  DATE


 /s/ Dennis Sunshine     President, Chief Executive Officer and DirectorMarch
30, 2001
Dennis Sunshine          (Principal Executive Officer)



 /s/ Mitchell Binder              Vice          March 30, 2001
Mitchell Binder          President-Finance, ChiefFinancial Officer and
Director(Principal Financial Officer)




 /s/ Bruce Reissman      Executive Vice President,Chief Operating March 30, 2001
Bruce Reissman           Officer and
                         Director



 /s/ Harlan Sylvan             Treasurer,       March 30, 2001
Harlan Sylvan            Secretary and Controller


 /s/ Marc Pfefferle      Director               March 30, 2001
Marc Pfefferle


 /s/ John Molloy         Director               March 30, 2001
John Molloy


 /s/ Bernard Karcinell   Director               March 30, 2001
Bernard Karcinell


 /s/ Denis Feldman       Director               March 30, 2001
Denis Feldman







Exhibit 4 (c)         Orbit International Corp. 2000 Employee Stock Option Plan

                      ORBIT INTERNATIONAL CORP.
                   2000 EMPLOYEE STOCK OPTION PLAN

  (Approved and adopted by the Board of Directors on March 26, 2000)

                         STATEMENT OF PURPOSE

     The 2000 Employee Stock Option Plan (the "Plan") is intended to afford an incentive to employees, corporate officers and other key persons employed or retained by ORBIT
INTERNATIONAL CORP., (the "Company") and its subsidiaries (within the meaning of Section
424(f) of the Internal Revenue Code of 1986, as amended, hereinafter referred to as the "Code") and affiliates to acquire a proprietary interest in the Company and to enable the Company and its subsidiaries and affiliates to attract and retain such persons.

                        STATEMENT OF THE PLAN

  1. Shares Subject to the Plan

  Subject to the provisions of Paragraph 10, the total number of shares of stock which may be subject to options granted under the Plan shall be 200,000 shares of the Common Stock, par value
$.10 per share, of the Company ("Common Stock"). Options granted hereunder may be either
Incentive Stock Options (as hereinafter defined) or non-incentive stock options. The Company shall at all times while the Plan is in effect reserve such number of shares of Common Stock as will be sufficient to satisfy the requirements of outstanding options granted under the Plan. The shares of
Common Stock to be issued upon exercise of options granted under the Plan shall be either authorized and unissued shares or treasury shares. In the event any option granted under the Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the unpurchased shares subject thereto may again be subjected to an option under the Plan.

  2. Eligibility

  Options may be granted only to employees, salaried officers and other key persons employed or retained by the Company or its subsidiaries ("Eligible Persons"). As used in this Plan, the term
"subsidiaries" shall include subsidiaries of a subsidiary. Directors who are not salaried officers or employees of the Company or its subsidiaries or who are members of the Committee (as hereinafter defined) shall not be eligible for the grant of options under this Plan. Subject to Section 5, nothing contained in the Plan shall be construed to prohibit the grant of one or more options under the Plan to an Eligible Person by reason of his or her holding options to purchase shares of Common Stock or any other securities of the Company granted otherwise than under the Plan.

  3. Administration of the Plan

     (a) The Plan shall be administered by a committee (the "Committee") composed of at least two non-employee directors, each of whom shall be a disinterested person, as defined by
Rule 16b-3(c)(2)(i) under the Securities Exchange Act of 1934, as amended (the "34 Act"), which
Committee shall be appointed by the Board. Within the limits of the express provisions of the
Plan, the Committee shall have the authority to determine, in its absolute discretion, the individuals to whom, and the time or times at which, options shall be granted, the number of shares to be subject to each option, the option exercise price of the shares covered by each option and the term of each option. In making such determinations, the Committee may take into account such factors as the Committee, in its absolute discretion, shall deem relevant. Subject to the express provisions of the Plan, the Committee shall also have the authority to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective option instruments or agreements (which need not be identical) and to make all other determinations and take all other actions necessary or advisable for the administration of the Plan. The Committee's determinations on the matters referred to in this
Paragraph 3 shall be conclusive. Any determination by a majority of the members of the
Committee shall be deemed to have been made by the whole Committee.

     (b) Each member of the Committee shall be indemnified and held harmless by the
Company against any cost or expense (including counsel fees) reasonably incurred by him or her, or liability (including any sum paid in settlement of a claim with the approval of the Company) arising out of any act or omission to act in connection with the Plan unless arising out of such members' own fraud or bad faith, to the extent permitted by applicable law. Such indemnification shall be in addition to any rights of indemnification the members may have as directors or otherwise under the By-laws of the Company, any agreement or vote of stockholders or disinterested directors or otherwise.

  4. Option Exercise Price

  Except for Incentive Stock Options, the exercise price of each option granted under the Plan shall be determined by the Committee in its absolute discretion, but in no event shall such price be less than the par value of the shares of Common Stock subject to the option. The exercise price for Incentive
Stock Options shall not be less than 100% of the fair market value per share of the Common Stock at the time the option is granted, nor less than 110% of such fair market value in the case of an Incentive Stock Option granted to an individual who, at the time the option is granted, is a 10%
Holder (as hereinafter defined). The fair market value of shares of Common Stock shall be determined in good faith by the Committee, with the approval of the Board.

  5. Maximum Option Grant

  With respect to options which are intended to qualify as Incentive Stock Options, the aggregate fair market value (determined as of the time the option is granted) of the Common Stock with respect to which Incentive Stock Options granted to any optionee (whether under this Plan or under any other stock option plan of the Company or its subsidiaries) become exercisable for the first time in any calendar year may not exceed $100,000. The number of shares of Common Stock for which any optionee, in any calendar year, may be granted options under the Plan not treated as Incentive Stock
Options shall be limited to not more than 200,000.

  6. Exercise of Options

   (a) The Committee, in its absolute discretion, shall determine the time or times at which any option granted under the Plan may be exercised; provided, however, that each such option (i) shall be exercisable by an optionee only if such optionee was an Eligible Person (and in the case of an Incentive Stock Option, was an employee or salaried officer of the Company or any of its subsidiaries) at all times beginning from the date of the grant of the option to a date not more than three months (except as provided in Section 8 below) before exercise of the option, (ii) may not be exercised prior to the expiration of at least six months from the date of grant except in the case of the death or disability of the optionee or otherwise with the approval of the Committee or the Board of
Directors or, if the option agreement evidencing such option so provides, upon a "change of control",
(iii) shall expire no later than the expiration of ten years (five years in the case of an Incentive Stock
Option granted to a 10% Holder) from the date of its grant, and (iv) shall not be exercisable by an optionee until such optionee executes and delivers a written representation to the effect that he or she is acquiring the Common Stock for investment and not with the intent of distributing the same (unless such Common Stock shall be appropriately registered under the Securities Act of 1933 or exempt from registration thereunder). As a condition of the grant of an option, the Committee, in its absolute discretion, may require an Eligible Person to enter into an employment agreement with the Company or any affiliate of the Company covering a period of at least one year following the grant, and if the grant specifically requires, compliance with all terms and conditions of any such employment agreement shall be a condition to the exercise by the optionee of his or her option (provided, however, that such compliance may be waived by the Committee in its absolute discretion).

        (b) Options granted under the Plan shall be exercised by the delivery by the holder thereof to the Company at its principal offices (to the attention of the Secretary) of written notice of the number of shares with respect to which the option is being exercised, accompanied by payment in full of the option exercise price of such shares. The exercise price shall be payable in cash; provided, however, that in lieu of payment in cash, an optionee may, with the approval of the Company's Board of Directors and on the recommendation of the Committee, pay for all or part of the shares to be purchased upon exercise of his or her option (i) by tendering to the
Company shares of the Company's Common Stock owned by such optionee and having a fair market value (as determined pursuant to Paragraph 4) equal to the exercise price (or the balance thereof) applicable to such optionee's option or (ii) by payment to the Company in cash of a per share price equal to one-tenth of the exercise price (but in no event less than the par value of the Common Stock) with the remainder of the exercise price satisfied by the issuance of a promissory note (the "Note"), in form satisfactory to counsel to the Company at the time of grant, subject to the following conditions: (A) the Note will mature and be payable on the tenth anniversary of the exercise date, shall bear interest and be payable at such time or times as the Committee, in its absolute discretion, may determine; provided, however, that interest payments shall be required to be made not less frequently than annually; (B) the interest rate on the outstanding principal amount of the Note shall not be less than the applicable federal rate (determined pursuant to
Section 1274 of the Code) on the date of the Note; (C) the optionee will have the right to prepay at any time the entire, and from time to time any portion of the, unpaid principal of the Note, any such prepayments shall be applied to the payments to be made under the Note in the inverse order of their maturity and no prepayment shall in any way obligate the Company to forgive or accelerate the forgiveness of any portion of the Note; (D) the Company shall have the right to require the optionee to pledge the shares acquired pursuant to any exercise of an option pursuant to this Section 6(b) as security for payment of the Note and to require such optionee to enter into a pledge agreement with respect to such shares in form and substance satisfactory to counsel to the Company; and (E) upon the termination of employment with the Company or its subsidiaries or affiliates for any reason whatsoever, other than death, disability, or retirement, the entire unpaid balance due on the Note shall become and be immediately due and payable, with accrued interest, on the sixtieth day after such termination, however upon the termination of employment by reason of death, disability or retirement, the payment terms of the Note shall not accelerate and the Note shall remain the obligation of the optionee or the optionee's estate.

  (c) The holder of an option shall have none of the rights of a stockholder with respect to the shares covered by his or her option until such shares shall be issued to him or her upon the exercise of his or her option.

  7. Termination of Service

  In the event that the service of an individual to whom an option has been granted under the Plan shall terminate (otherwise than by reason of his or her death or total disability, or for cause), such option may be exercised (if and to the extent that such individual was entitled to do so at the date of termination of his or her service) at any time within three months after such termination and in no event after the expiration of the term of the option. No option granted under the Plan may be exercised by an optionee following termination of such optionee's employment for cause.
"Termination for cause" shall mean dismissal for dishonesty, conviction or confession of a crime punishable by law (except minor violations), fraud, misconduct or disclosure of confidential information. If the service of an individual to whom an option has been granted under the Plan shall be suspended pending an investigation of whether or not the individual shall be terminated for cause, all of the individuals rights under any option granted hereunder likewise shall be suspended during the period of investigation.

  8. Death or Total Disability of an Option Holder

   In the event of the death or total disability of an individual to whom an option has been granted under the Plan (i) while serving as an Eligible Person or (ii) within three months after the termination of such service, otherwise than for cause, such option may be exercised (if and to the extent that the deceased individual was entitled to do so at the date of his or her death or total disability) by a legatee or legatees of such optionee under such individual's last will and testament or by his or her personal representatives or distributees, at any time within twelve months after his or her death or total disability, but in no event after the expiration of the term of the option.

   As used in this Plan, the term "total disability" refers to a mental or physical impairment of the individual which has lasted or is expected to last for a continuous period of 12 months or more and which causes the individual to be unable, in the opinion of the Company and two (if more than one is required by the Company in its sole discretion) independent physicians, to perform his or her duties for the Company and to be engaged in any substantial gainful activity. Total disability shall be deemed to have occurred on the first day after the Company and the two (if more than one is required by the Company in its sole discretion) independent physicians have furnished their opinion of total disability to the Committee.

  9. Non-transferability of Options

  Except as provided in the following sentence, an option shall not be transferable otherwise than by will or the laws of descent and distribution and is exercisable during the lifetime of the employee only by him or his guardian or legal representative. The Committee shall have discretionary authority to grant options which will be transferable to members of an optionee's immediate family, including trusts for the benefit of such family members and partnerships in which such family members are the only partners. A transferred option would be subject to all of the same terms and conditions as if such option had not been transferred. Upon any attempt to transfer an option granted under this Plan otherwise than as permitted hereunder, or upon the levy of attachment or similar process upon such option, such option shall automatically become null and void and of no further force and effect.

  10.     Form of Option

  Each option granted pursuant to the Plan shall be evidenced by an agreement (the "Option
Agreement") which shall clearly identify the status of the options granted thereunder (i.e, whether an
Incentive Stock Option or non-incentive stock option) and which shall be substantially in the form attached hereto as Exhibit A. The Option Agreement shall comply in all respects with the terms and conditions of the Plan and may contain such additional provisions, including, without limitation, restrictions upon the exercise of the option, as the Committee shall deem advisable.

  11.     Adjustments Upon Change in Capitalization

  In the event of changes in the outstanding shares of Common Stock of the Company by reason of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations, the number and class of shares available under the Plan, the number and class of shares or the amount of cash or other assets or securities available upon the exercise of any option granted hereunder and the number of shares as to which options are to be granted to an optionee shall be correspondingly adjusted, to the end that the optionee's proportionate interest in the Company, any successor thereto or in the cash, assets or other securities into which shares are converted or exchanged shall be maintained to the same extent, as near as may be practicable, as immediately before the occurrence of any such event.
All references in this Plan to "Common Stock" from and after the occurrence of such event shall be deemed for all purposes of this Plan to refer to such other class of shares or securities issuable upon the exercise of options granted pursuant hereto.


  12.     Material Transaction, Liquidation or Dissolution of the Company

        (a) In the event of a reorganization, merger or consolidation in which the Company is not the surviving corporation, or a sale of all or substantially all of the assets of the Company to another person or entity (each a "Material Transaction"), unless otherwise provided in the Option
Agreement, the Committee shall:

              i. Provide for the assumption of outstanding options, or the substitution of outstanding options for new options, for equity securities of the surviving, successor or purchasing corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number, kind and option prices of shares subject to such options, as determined in good faith by the Board of Directors in its sole discretion; or

              ii. Provide that the vesting of each outstanding option shall automatically be accelerated so that 100% of the unvested shares of Common Stock covered by such option shall be fully vested upon the consummation of the Material Transaction, and

                  1. Provide notice to optionees that all outstanding options must be exercised on or before a specified date (which date shall be at least five days from the date of notice), after which the options shall terminate; or

                  2. Terminate each outstanding option in its entirety and exchange such options for a payment of cash, securities and/or property equal to the fair market value of the
Common Stock into which the options are convertible, less the exercise price for such options.

        (b) In the event of the dissolution or liquidation the Company, whether voluntary or otherwise, that is not a Material Transaction, all outstanding but unexercised options must be exercised, if at all, within the ninety (90) day period commencing on the date specified in subparagraph (c) below. All options which become exercisable during the ninety
(90) day period
commencing on the date specified in subparagraph (b) below, shall terminate at the end of such ninety (90) day period to the extent not exercised prior thereto.

        (c) The date specified in this subparagraph (b) is the date of the earliest to occur of the following events:

              i. The entry, in a court having jurisdiction, of an order that the Company be liquidated or dissolved;

             ii. Adoption by the stockholders of the Company of a resolution resolving that the Company be liquidated or dissolved voluntarily; or

              iii. Adoption by the stockholders of the Company of a resolution to the effect that the Company cannot, by reason of its liabilities, continue its business and that it is advisable to liquidate or dissolve the Company

     Notwithstanding anything herein to the contrary, in no event may any option granted hereunder be exercised after the expiration of the term of such option.

  13.     Further Conditions of Exercise

  Each option granted under the Plan shall be subject to the requirement that if at any time the
Committee shall determine, in its absolute discretion, that it is necessary or desirable as a condition of, or in connection with the grant of such option or the exercise thereof, to effect or obtain, as the case may be, (i) the listing, registration or qualification of the shares subject to such option upon any securities exchange or under any state or federal law; or (ii) the consent or approval of any governmental body; or (iii) any investment representation or agreement by the individual desiring to exercise such option; or (iv) an opinion of counsel for the Company, then, no such option may be exercised in whole or in part unless such listing, registration, qualification, consent, approval, investment or representation agreement or opinion shall have been effected or obtained, as the case may be, free of any condition not acceptable to the Board or the Committee.

  14.     Termination, Modification and Amendment

        (a) The Plan (but not options previously granted under the Plan) shall terminate on, and no options shall be granted after, the tenth anniversary of its adoption by the Board; provided that the Board may at any time terminate the Plan prior thereto.

(b) The Board shall have complete power and authority to modify or amend the Plan
          (including the form of Option Agreement) from time to time in such respects as it shall deem advisable; provided, however, that the Board shall not, without the approval of the votes represented by a majority of the outstanding Common Stock of the Company present or represented and entitled to vote at a meeting of stockholders duly held in accordance with the applicable laws of the Company's jurisdiction of incorporation or by the written consent of stockholders owning stock representing a majority of the votes of the Company's outstanding stock entitled to vote, (i) increase the maximum number of shares which in the aggregate are subject to options under the Plan (except as provided by Section 11), (ii) extend the term of the Plan or the period during which options may be granted or exercised, (iii) reduce the option price, in the case of Incentive Stock Options below 100% (110% in the case of an Incentive
          Stock Option granted to a 10% Holder) of the fair market value of the Stock issuable upon exercise of options at the time of the granting thereof, other than to change the manner of determining the fair market value thereof, (iv) increase the maximum number of shares of Common Stock for which any employee may be granted options under the Plan pursuant to Section 5, (v) materially increase the benefits accruing to participants under the Plan, (vi) modify the requirements as to eligibility for participation in the Plan, or (vii) with respect to options which are Incentive Stock
          Options amend the Plan in any respect which would cause such options to no longer qualify for Incentive Stock Option treatment pursuant to the Internal Revenue Code;
          provided, however, that none of the provisions referred to in Section (c)(2)(ii) of Rule
          16b-3 promulgated under the 34 Act, may be amended more frequently than once every six months other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act or the rules thereunder.
No
          termination or amendment of the Plan shall, without the consent of the individual optionee, adversely affect the rights of such optionee under an option theretofore granted to him or under such optionee's Option Agreement.

  15.     Taxes

  The Company may make such provisions as it may deem appropriate for the withholding of any taxes which it determines is required in connection with any options granted under the Plan or the exercise of such options, including the withholding of shares purchased upon exercise. The Company may further require notification from the optionees upon any disposition of Common Stock acquired pursuant to the exercise of options granted hereunder.

  16.     Effectiveness Of The Plan

  The Plan shall become effective immediately upon its approval and adoption by the Board, subject to approval by a majority of the votes of the outstanding shares of capital stock of the Company cast at any duly called annual or special meeting of the Company's stockholders held within one year from the date of Board adoption and approval.

  17.     Code References and Definitions

     Whenever reference is made in this Plan to a section of the Internal Revenue Code, the reference shall be to said section as it is now in force or as it may hereafter be amended by any amendment which is applicable to this Plan. The term "subsidiary" shall have the meaning given to the term "subsidiary corporation" by Section 424(f) of the Internal Revenue Code. The term
"Incentive Stock Option" shall have the meaning given to it by Section 422 of the Internal Revenue
Code. The term "10% Holder" shall mean any person who, for purposes of Section 422 of the
Internal Revenue Code owns more than 10% of the total combined voting power of all classes of stock of the employer corporation or of any subsidiary corporation.

  18.     Miscellaneous

     With respect to persons subject to Section 16 of the 34 Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the 1934 Act.
To the extent any provision of the Plan or action by the Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.


                              EXHIBIT A

                      ORBIT INTERNATIONAL CORP.

                 NON-QUALIFIED STOCK OPTION AGREEMENT

TO:   _____________________

     We, Orbit International Corp. ("we" or the "Company"), are pleased to inform you that you have been awarded stock options under the Orbit International Corp. 2000 Employee
Stock Option Plan (the "Plan"). When you sign and return to the Company the Acceptance and
Acknowledgment attached to this Stock Option Agreement you will be entitled to receive non-qualified stock options for the purchase of ___________ shares (the "Option") of the
Company's Common Stock at an exercise price of $____ per share. A copy of the Plan is attached, and the provisions thereof, including, without limitation, those relating to withholding taxes, are incorporated into this Agreement by reference. You are sometimes referred to herein as the "Optionee."

     The terms of the Option are as set forth in the Plan and in this Agreement. Certain of the terms set forth in the Plan are summarized below; however, reference should be made to the Plan for the complete terms.

     Term: This option shall terminate ten years from date of grant, unless sooner terminated.

     Exercise: During your lifetime only you can exercise the Option. The Plan also provides for exercise of the Option by the personal representative of your estate or the beneficiary thereof following your death. You may use the Notice of Exercise in the form attached to this Agreement when you exercise the Option.

     Notices: All notices sent in connection with this Option shall be in writing and, if to the Company, shall be delivered personally to the Secretary of the Company or mailed to its principal office, addressed to the attention of the Secretary and, if to the Optionee, shall be delivered personally or mailed to the Optionee at the address noted on the attached
Acceptance and Acknowledgment. Such addresses may be changed at any time by notice from one party to the other.

     Payment for Shares: The Option may be paid for by delivery to the Company of the following together with the properly executed Notice of Exercise:

     (a) Cash, personal check (unless, at the time of exercise, the Plan Administrator determines otherwise), bank certified or cashier's checks;

     (b) Unless the Plan Administrator in its sole discretion determines otherwise, shares of the capital stock of the Company held by you having a fair market value at the time of exercise, as determined in good faith by the Plan Administrator, equal to the exercise price;

     (c) A properly executed Notice of Exercise together with cash, personal check
(unless, at the time of exercise, the Plan Administrator determines otherwise), bank certified or cashier's checks equal to one-tenth of the exercise price and a promissory note in favor of
the Company equal to the remaining exercise price.

     The forms of payment set forth in paragraphs (b) and (c) above shall not be allowable for those persons who are subject to Section 16(b) of the Securities Exchange Act of 1934 at the time of exercise. The Company shall have the right to require you to enter into a pledge agreement with regard to any shares acquired pursuant the form of payment set forth in paragraph (c).

     Upon receipt of written notice of exercise and payment and delivery of any other required documentation, the Company shall deliver to the person exercising the Option a certificate or certificates for such shares. It shall be a condition to the performance of the
Company's obligation to issue or transfer Common Stock upon exercise of this option that the
Optionee pay, or make provision satisfactory to the Company for the payment of, any taxes which the Company is obligated to collect with respect to the issue or transfer of Common
Stock upon exercise.

     Termination: If your employment by the Company is terminated for cause (as defined in the Plan), the Option will terminate as of the first discovery by the Company of any such cause. If your employment stops because of your death or total disability, the Option shall terminate 12 months after your employment stops. Otherwise the Option will terminate 3 months after your employment with the Company ends.

     Nothing in the Plan or in this Agreement shall confer on the Optionee any right to continue in the employ of the Company or any parent or subsidiary of the Company or interfere in any way with the right of the Company or any parent or subsidiary of the Company to terminate the employment of the Optionee at any time.

     Transfer of Option: The Option is not transferable except by will or by the applicable laws of descent and distribution.

     Vesting:  The Option vests one year from the date hereof.

     Date of Grant:  The date of grant of the Option is _______________.


     YOUR PARTICULAR ATTENTION IS DIRECTED TO SECTION 6 OF THE PLAN WHICH DESCRIBES CERTAIN IMPORTANT CONDITIONS RELATING
TO FEDERAL AND STATE SECURITIES LAWS THAT MUST BE SATISFIED BEFORE THE OPTION CAN BE EXERCISED AND BEFORE THE COMPANY
CAN ISSUE ANY SHARES TO YOU. THE COMPANY HAS NO OBLIGATION TO REGISTER THE SHARES THAT WOULD BE ISSUED UPON THE EXERCISE OF YOUR OPTION, AND IF SUCH SHARES ARE NOT REGISTERED, YOU WILL NOT BE ABLE TO EXERCISE THE OPTION UNLESS AN EXEMPTION FROM REGISTRATION IS AVAILABLE. AT THE PRESENT TIME, EXEMPTIONS FROM REGISTRATION UNDER FEDERAL AND STATE SECURITIES LAWS
ARE VERY LIMITED AND MIGHT BE UNAVAILABLE TO YOU PRIOR TO THE EXPIRATION OF THE OPTION. CONSEQUENTLY, YOU MIGHT HAVE NO OPPORTUNITY TO EXERCISE THE OPTION AND TO RECEIVE SHARES UPON SUCH EXERCISE. IN ADDITION, YOU SHOULD CONSULT WITH YOUR TAX ADVISOR CONCERNING THE RAMIFICATIONS TO YOU OF HOLDING OR EXERCISING YOUR OPTIONS OR HOLDING OR SELLING THE SHARES UNDERLYING SUCH OPTIONS.

     You understand that, during any period in which the shares which may be acquired pursuant to your Option are subject to the provisions of Section 16 of the Securities Exchange
Act of 1934 (and you are also so subject), in order for your transactions under the Plan to qualify for the exemption from Section 16(b) provided by Rule 16b-3, a total of six months must elapse between the grant of the Option and the sale of shares underlying the Option.

     All decisions or interpretations made by the Stock Option Committee with regard to any question arising hereunder or under the Plan shall be binding and conclusive on the
Company and the Optionee.

     This Agreement shall bind and inure to the benefit of the parties hereto and the successors and assigns of the Company and, to the extent provided in the Plan, the executors, administrators, legatees, and heirs of the Optionee.

     Please execute the Acceptance and Acknowledgment set forth below on the enclosed copy of this Agreement and return it to the undersigned.

                              Very truly yours,

                              ORBIT INTERNATIONAL CORP.

                              By: ______________________________
                                    Dennis Sunshine
Dated: ________________         President and Chief Executive Officer
INSTRUCTION:  PLEASE COMPLETE THE INFORMATION REQUESTED
BELOW, DETACH THIS PAGE AFTER SIGNING WHERE INDICATED AND
RETURN TO THE COMPANY.



                    ACCEPTANCE AND ACKNOWLEDGMENT


     I, a resident of the State of __________________________________, accept the non-
qualified stock option described in the Non-Qualified Stock Option Agreement dated
________________ and in the Orbit International Corp. 2000 Employee Stock Option Plan and acknowledge receipt of a copy of this Agreement, including a copy of the Plan. I have read and understand all the provisions and limitations of the Plan, particularly those relating to non-qualified stock options and the provisions of Section 6 of the Plan relating to securities regulations.



Dated: ____________________________________




_______________________________________ __________________________________
       Social Security Number       Signature

                  Name: ____________________________
                                        (please print)

                  Address: __________________________

                  __________________________________

                  __________________________________



                      ORBIT INTERNATIONAL CORP.
                          NOTICE OF EXERCISE

              _________________________________________
                         (NAME, PLEASE PRINT)

               ________________________________________
                                (DATE)

Orbit International Corp.
80 Cabot Court
Hauppauge, New York  11788

Gentlemen:

      I hereby exercise my right to purchase           shares of Common Stock
of Orbit
International Corp., a Delaware corporation, pursuant to, and in accordance with, the Orbit
International Corp. 2000 Non-Qualified Stock Option Agreement ("Agreement") dated
_____________. As provided in that Agreement, I deliver herewith a certified or bank cashier's check in the amount of the aggregate option price. Please deliver to me stock certificates representing the subject shares registered as follows:

      Name: _____________________________________________________

      Address: ___________________________________________________

      ___________________________________________________________

      Social Security Number _______________________________________

      The aggregate exercise price is $            (total number of shares to
be purchased x
$____).

      (1) Tax Implications. I understand that there are certain tax implications to my exercise of my right to purchase shares of Common Stock under the Agreement. I further understand that it is my obligation to confer with my own tax advisor with respect to such tax implications.

      (2) Securities Regulation. I understand that the Company may require me to represent that the shares of Common Stock I propose to purchase are not being acquired for resale of such securities.
                  Very truly yours,
                  ____________________________
                  Signature



Exhibit 10 (i)      Amendment dated as of March 1, 2000 to the Agreement dated
March 28,
          1996 among Kenneth Freedman, Frederick Meyers, The Panda Group, Inc. and Orbit
          International Corp.

                   AMENDMENT TO EAST WEST AGREEMENT


AMENDMENT DATED AS OF MARCH 1, 2000 TO THE AGREEMENT DATED MARCH 28, 1996 ("AGREEMENT") BY AND BETWEEN KENNETH FREEDMAN ("FREEDMAN"), RESIDING AT 8030 BALD
EAGLE DRIVE, PARK CITY, UTAH 84060, FREDERICK MEYERS ("MEYERS"), RESIDING AT 335 HARBOR
DRIVE, LIDO BEACH, NEW YORK 11561, THE PANDA GROUP ("SELLER"), A NEW YORK CORPORATION
WITH ITS PRINCIPAL OFFICE AT 335 HARBOR DRIVE, LIDO BEACH, NEW YORK 11561 AND ORBIT
INTERNATIONAL CORP. ("ORBIT") WITH ITS PRINCIPAL OFFICE AT 80 CABOT COURT, HAUPPAUGE, NEW
YORK 11788.

THE PARTIES AGREE THAT ORBIT HAS FULFILLED ALL ITS OBLIGATIONS UNDER THE AGREEMENT WITH
THE EXCEPTION OF $850,000 REMAINING DUE UNDER THE AMENDED PROMISSORY NOTE DATED MARCH
28, 1996 WHICH PAYMENTS ARE NOT TO COMMENCE UNTIL MARCH 31, 2002 AND ITS CONTINGENT
OBLIGATION TO FREEDMAN AND MEYERS IN CONNECTION WITH THE WARRANT PURSUANT TO
SECTION 5 OF
THE AGREEMENT.

Whereas Freedman and Meyers have requested and Orbit has agreed to amend the AGREEMENT subject to the terms and conditions of this AMENDMENT as follows:

Orbit agrees to continue to provide Freedman and Meyers medical insurance for a period of sixty
  (60) months commencing February, 2000 pursuant to the same terms and conditions of
  Section 3 of the AGREEMENT.
Orbit will continue to reimburse Freedman and Meyers for their automobile lease and automobile insurance thereon for a period of sixty (60) months commencing February, 2000 pursuant to the same terms and conditions of Section 4 of the AGREEMENT.
Freedman and Meyers agree to assist Orbit in the sale of the East/West name. Orbit agrees to pay for any expenses incurred by Freedman and Meyers in connection with this effort but such expenses are not to exceed $12,000 in total on an annual basis. Orbit has the right to terminate such arrangement at the end of 60 months.
Freedman and Meyers agree that Orbit's outstanding obligation under the Amended Promissory
  Note dated March 28, 1996 has been reduced from $850,000 to $660,000 less all amounts to be paid pursuant to #1, #2 and #3 above. Payments will commence March, 2000 and will be paid quarterly through December, 2004. The parties agree that Orbit's obligation to
  Freedman and Meyers pursuant to paragraphs #1, #2, #3 and #4 of this AMENDMENT will equal $132,000 per year for five (5) years.
Orbit will provide Freedman and Meyers an accounting at least once per year and the December quarterly payment will be adjusted accordingly so the total payments for each of the five (5)
  years will equal $132,000.
Orbit agrees that those quarterly payments that will be made pursuant to paragraph #4 will be payable 50% to Freedman and 50% to Meyers.
1. Freedman and Meyers agree that pursuant to Section 5 of the AGREEMENT, the period in which they may require Orbit to redeem the Warrant pursuant to the terms and conditions of
     Section 5 would not commence until (5) years and three (3) months from the date of issuance of the Warrant (i.e. June 30, 2001).




 IN WITNESS WHEREOF, the parties hereto have executed this AMENDMENT on the date first above written.


ORBIT INTERNATIONAL CORP.



By:__________________________



THE PANDA GROUP, INC.



By:__________________________



_____________________________
KENNETH FREEDMAN



_____________________________
FREDERICK MEYERS



Exhibit 10 (j)      Financing Agreement dated January 8, 2001 between the
Company and
          Rosenthal & Rosenthal, Inc. including exhibits and schedules thereto.

                     ROSENTHAL & ROSENTHAL, INC.

                         Financing Agreement


AGREEMENT dated January 8, 2001 between ORBIT INTERNATIONAL CORP.
("BORROWER"), a corporation duly organized and presently existing in good standing under the laws of the State of Delaware whose chief executive office is at 80 Cabot Court, Hauppauge, NY
11788, and ROSENTHAL & ROSENTHAL, INC. ("LENDER"), a New York corporation with an address at 1370 Broadway, New York, New York 10018.

      Borrower desires to obtain loans and other financial accommodations from Lender on a revolving basis upon the security of the "Collateral" as herein defined. Now, therefore, Borrower and Lender agree as follows.


SECTION 1 DEFINITIONS

      As used in this Agreement, these terms shall have the following meanings which shall be applicable to both the singular and plural forms of such terms.


     1.1 "ACCOUNT DEBTOR" shall mean the account debtor with respect to a Receivable and any other Person who is obligated on such Receivable.

     1.2 "AFFILIATE" of a party shall mean any entity controlling, controlled by, or under common control with, the party, and the term "controlling" and such variations thereof shall mean ownership of a majority of the voting power of a party.

     1.3 "BUSINESS DAY" shall mean a day on which Lender and major banks in New York
City are open for the regular transaction of business.

     1.4 ADEFAULT@ shall have the meaning provided in section 8.1 hereof.

     1.5 AEFFECTIVE RATE@ shall have the meaning provided in Section 3.1 hereof.

     1.6 "ELIGIBLE RECEIVABLES" shall mean Receivables created by Borrower in the regular course of its business which are and at all times shall continue to be acceptable to Lender in all respects. Standards of eligibility may be fixed and revised from time to time solely by Lender in its exclusive judgment. In determining eligibility Lender may, but need not, rely on ageings, reports and schedules of Receivables furnished by Borrower, but reliance thereon by Lender from time to time shall not be deemed to limit Lender's right to revise standards of eligibility at any time. In general, a Receivable shall not be deemed eligible unless the Account Debtor on such Receivable is and at all times continues to be acceptable to Lender and unless each Receivable complies in all respects with the representations, covenants and warranties hereinafter set forth.

     1.7 "ELIGIBLE INVENTORY" shall mean Inventory owned by Borrower in the regular course of its business which is and at all times shall continue to be acceptable to Lender in all respects.
Standards of eligibility may be fixed and revised from time to time solely by Lender in its exclusive judgment. In determining eligibility, Lender may, but need not, rely on certificates of inventory and reports furnished by Borrower, but reliance thereon by Lender from time to time shall not be deemed to limit Lender's right to revise standards of eligibility at any time. In general,
Inventory shall not be deemed eligible unless it complies in all respects with the representations, covenants and warranties hereinafter set forth, made by Borrower with respect thereto.


     1.8 AGAAP@ shall mean generally accepting accounting principles in the United States of
America as in effect from time to time as set forth in the opinions and pronouncements of the
Accounting Principles Board and the American Institute of Certified Public Accountants and the elements and pronouncements of the Financial Accounting Standards Board which are applicable to the circumstances as of the date of determination consistently applied.

     1.9 "INVENTORY" shall mean Inventory as defined in the Inventory Security Agreement executed by Borrower in favor of Lender.

     1.10 AINVENTORY ADVANCE PERCENTAGE@ shall mean the Inventory Advance Percentage as defined in section 2.1 hereof.

     1.11  "LOAN ACCOUNT" shall mean the Loan Account as described in Section
2.1 hereof.

     1.12 AMARGIN@ shall mean ONE AND THREE QUARTER percent (1.75%) per annum.

     1.13 AMAXIMUM CREDIT FACILITY@ shall mean $1,000,000.

     1.14  "MAXIMUM RATE" shall have the meaning provided in Section 9.2 hereof.

     1.15 "NET AMOUNT OF ELIGIBLE RECEIVABLES" shall mean the gross amount of Eligible
Receivables less sales, excise or similar taxes, returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding or claimed, and less (without duplication) all amounts payable by any Account Debtor on Eligible Receivables if any Eligible
Receivable of such Account Debtor is unpaid more than ninety (90) days following its invoice date.

     1.16 "OBLIGATIONS" shall mean all obligations, liabilities and indebtedness of Borrower to
Lender or an Affiliate of Lender, however evidenced, arising under this Agreement, under any other or supplemental financing provided to Borrower by Lender or an Affiliate of Lender, or independent hereof or thereof, whether now existing or incurred from time to time hereafter and whether before or after termination hereof, absolute or contingent, joint or several, matured or unmatured, direct or indirect, primary or secondary, liquidated or unliquidated, and whether arising directly or acquired from others (whether acquired outright, by assignment unconditionally or as collateral security from another and including, without limitation, participations or interest of Lender in obligations of Borrower to others), and including (without limitation) all of Lender's charges, commissions, fees, interest, expenses, costs and attorneys' fees chargeable to Borrower in connection therewith.

     1.17 "OVER-ADVANCE " shall mean any portion of all loans and advances which on any day exceeds (a) the product of the Receivables Advance Percentage multiplied by the Net Amount of Eligible Receivables, plus (b) the product of the Inventory Advance Percentage multiplied by the Eligible Inventory.

     1.18 APERSON@ shall mean any person, firm, corporation, partnership, limited liability company, association, company, trust, estate, custodian, nominee or other individual or entity.

     1.19 "PRIME RATE" shall mean the prime rate from time to time publicly announced in
New York City by The Chase Manhattan Bank.

     1.20 "RECEIVABLES" shall mean all obligations to Borrower for the payment of money arising out of the sale of goods or the rendering of services by Borrower, now existing or hereafter arising, however evidenced, including without limitation all accounts, contract rights, general intangibles, documents, chattel paper and instruments (as each of such terms is defined in the New York Uniform Commercial Code).

     1.21 "RECEIVABLE ADVANCE PERCENTAGE" shall mean the Advance Percentage as defined in Section 2.1 hereof.
SECTION 2 LOANS

     2.1 Lender shall, in its discretion, make loans to Borrower from time to time, at
Borrower's request, which loans in the aggregate shall not exceed the lesser of (i) eighty percent
(80%) (the "Receivables Advance Percentage") of the Net Amount of Eligible Receivables which have been validly assigned to Lender and in which Lender holds a perfected security interest pursuant to the terms hereof ranking prior to and free and clear of all interests, claims, and rights of others; or (ii) the Maximum Credit Facility . The making of any loan in excess of the percentages set forth above shall not be deemed to modify such percentage or create any obligation to make any further such loan. All loans (and all other amounts chargeable to Borrower under this Agreement or any supplement hereto) shall be charged to a Loan Account in
Borrower's name on Lender's books. Lender shall render to Borrower each month a statement of the Loan Account (and all credits and charges thereto) which shall be considered correct and accepted by Borrower and conclusively binding upon Borrower as an account stated except to the extent that Lender receives a written notice by registered mail of Borrower's exceptions within 30 days after such statement has been mailed by ordinary mail to Borrower.


SECTION 3 LENDER'S CHARGES

     3.1 Borrower agrees to pay to Lender each month interest (computed on the basis of the actual number of days elapsed over a year of 360 days) on the average daily balances in the Loan
Account during the preceding month at a rate (the AEffective Rate@)equal to the Prime Rate plus the Margin. The Effective Rate above shall increase or decrease by one-quarter of one per cent
(1/4 of 1%) per annum for each increase or decrease, respectively, of one-quarter of one per cent
(1/4 of 1%) per annum in the Prime Rate; and provided further, that no decrease in the Prime
Rate below 6% per annum shall be given any effect. Any change in the Effective Rate due to a change in the Prime Rate shall take effect on the date of such change in the Prime Rate.

     3.2 Borrower shall pay to Lender an annual facility fee in the amount of one half of one percent (2 of 1%) of the Line of Credit payable at (a) the closing date and
(b) on each Renewal
Date thereafter.

     3.3 Should Lender arrange to open Letters of Credit or issue guaranties for Borrower's account, Borrower agrees to pay Lender an amount equal to 1/2 of 1% of the face amount of such Letters of Credit or guaranties, plus an additional 1/4 of 1% for each 30 days or portion thereof that the Letter of Credit (or any resulting acceptance) or guaranty remains open and unpaid, plus bank charges.

     3.4 A statement of all of Lender's charges shall accompany each monthly statement of the
Loan Account and such charges shall be payable by Borrower within 5 days after receipt of such statement. In lieu of the separate payment of charges, Lender at its option, shall have the right to debit the amount of such charges to Borrower's Loan Account, which charges shall be deemed to be first paid by amounts subsequently credited to the Loan Account. As more fully provided in
Section 9.2 hereof, in no event shall the interest charges hereunder exceed the Maximum Rate.


SECTION 4 SECURITY INTEREST IN COLLATERAL

     4.1 As security for the prompt performance, observance and payment in full of all of the
Obligations, Borrower grants to Lender a security interest in, a continuing lien upon and a right of setoff against, and Borrower hereby assigns, transfers, pledges and sets over to Lender
(collectively, including any other assets of Borrower in which Lender may be granted a security interest, the "Collateral"): (i) all Receivables (whether or not Eligible Receivables and whether or not specifically listed on any schedules, assignments or reports furnished to Lender), (ii) all of
Borrower's property, and the proceeds thereof, now or hereafter held or received by or in transit to Lender or held by others for Lender's account, including any and all deposits, balances, sums and credits of Borrower with, and any and all claims of Borrower against, Lender, at any time existing, but specifically not including any real property, (iii) all credit insurance policies, and all other insurance and all guarantees relating to the Receivables or other Collateral, (iv) all books, records and other general intangibles evidencing or relating to Receivables or other Collateral; all deposits, or other security for the obligation of any person under or relating to Receivables, all of the Borrower's rights and remedies of whatever kind or nature it may hold or acquire for the purpose of securing or enforcing Receivables; all right, title and interest of the Borrower in and to all goods relating to, or which by sale have resulted in, Receivables, including goods returned by or reclaimed or repossessed from Account Debtors and all goods described in copies of invoices delivered by Borrower to Lender; all rights of stoppage in transit, replevin, repossession and reclamation and all other rights and remedies of an unpaid vendor or lienor, and all proceeds of any Letter of Credit naming Borrower as beneficiary and which provides for, guarantees or assures the payment of any Receivable; (v) all general intangibles whether or not arising out of the sale of goods or rendition of services, and including without limitation choses in action, causes of action, tax refunds (and claims), and reversions from terminated pension plans; and (vi) all proceeds of such Collateral, in any form, including, without limitation, cash, non-cash items, checks, notes, drafts and other instruments for the payment of money. Such security interest in favor of Lender shall continue during the term of this Agreement and until payment in full of all
Obligations, whether or not this Agreement shall have sooner terminated.

     4.2 At Lender's request, Borrower will mark its ledger cards, books of account and other records relating to Receivables with appropriate notations satisfactory to Lender disclosing that the Receivables have been assigned to Lender and will provide Lender with confirmatory assignment schedules in form satisfactory to Lender, copies of customers' invoices, evidence of shipment or delivery, and such further information as Lender may require. Borrower will take any and all steps and observe such formalities as Lender may request from time to time to create and maintain in Lender's favor a valid and first lien upon, security interest in and pledge of all of
Borrower's Receivables and all other Collateral, including without limitation by way of filing financing statements and other notices and amendments and renewals thereof that may be requested by Lender to maintain such security interest in and pledge of the Collateral.


SECTION 5 CUSTODY AND INSPECTION OF COLLATERAL AND RECORDS;
     COLLECTION AND HANDLING OF COLLATERAL

     5.1 Until Borrower's authority so to do is terminated at any time by notice from Lender,
Borrower will, at its own expense and on Lender's behalf, collect as Lender's property and in trust for Lender all payments and prepayments on Receivables, and shall not commingle such collections with Borrower's own funds. As to all moneys so collected, including all prepayments by customers, Borrower shall on the day received remit all such collections to Lender in the form received. All amounts collected on Receivables when received by Lender shall be credited to
Borrower's Loan Account, adding three Business Days for collection and clearance of remittances. Such credits shall be conditional upon final payment to Lender. Nothing contained in this Section 5.1, or otherwise in the Agreement, shall be deemed to reduce Lender=s rights and powers pursuant to Section 7 of this Agreement.

     5.2 All records, ledger sheets, correspondence, contracts and documentation relating to or evidencing Receivables shall, until delivered to Lender or removed by Lender from Borrower's premises, be kept on Borrower's premises, without cost to Lender, in appropriate containers in safe places, bearing suitable legends identifying them and all related files, containers, receptacles and cabinets as being under Lender's dominion and control. Lender shall at all reasonable times have full access to and the right to examine and make copies of Borrower's books and records, to confirm and verify all Receivables assigned to Lender and to do whatever else Lender deems necessary to protect its interest. Lender may at any time remove from Borrower's premises, or require Borrower to deliver any contracts, documentation, files and records relating to
Receivables, or Lender may, without cost or expense to Lender, use such of Borrower's personnel, supplies and space at Borrower's places of business as may be reasonably necessary for collection of Receivables.

     5.3 Borrower will immediately upon obtaining knowledge thereof report to Lender all reclaimed, repossessed or returned merchandise, Account Debtor claims and any other matter affecting the value, enforceability or collectibility of Receivables. Any merchandise reclaimed or repossessed by or returned to Borrower will, at the cost and expense of Borrower, be set aside, marked with the name of the Lender and will be held by Borrower for the account of Lender and subject to Lender's security interest. All claims and disputes relating to Receivables are to be promptly adjusted by Borrower with the prior approval of Lender and within a reasonable time, at its own cost and expense. Lender may, at its option, settle, adjust or compromise claims and disputes relating to Receivables which are not adjusted by Borrower within a reasonable time.

     5.4 Borrower shall reimburse Lender on demand for all costs of collection incurred by
Lender in efforts to enforce payment of Receivables, recovery of or realization upon any other
Collateral, including attorneys' fees and the fees and commissions of collection agencies. All and any fees, costs and expenses, of whatever kind and nature, including taxes of any kind, which
Lender may incur in filing public notices (including appraisal fees and advertising costs), and the reasonable charges of any attorney whom Lender may engage in preparing and filing documents, making title or lien examinations and rendering opinion letters, as well as expenses incurred by
Lender (including all attorneys' fees and including Lender's out of pocket expenses in conducting periodic field examinations of Borrower and the collateral plus Lender's prevailing per diem charge for each of its examiners in the field and office, now $750 per person per day), in protecting, maintaining, preserving, enforcing or foreclosing the pledge, lien and security interest granted to Lender hereunder, whether through judicial proceedings or otherwise, or enforcing or collecting the Receivables, or recovery of or realization upon any other Collateral, or in defending or prosecuting any actions or proceedings arising out of or related to its transactions with
Borrower, including actions or proceedings which may involve any person asserting a priority or claim with respect to the Collateral, shall be borne and paid for by Borrower on demand, shall constitute part of the Obligations and may at Lender's option be charged to Borrower's Loan
Account.


SECTION 6 REPRESENTATIONS, COVENANTS AND WARRANTIES

     As an inducement to Lender to enter into this Agreement, Borrower represents, covenants and warrants (which shall survive the execution and delivery of this Agreement) that:

     6.1 Borrower is a corporation duly organized and presently existing in good standing under the laws of the State of Delaware and is duly qualified and existing in good standing in every other state in which the nature of Borrower's business requires it to be qualified.

     6.2 The execution, delivery and performance of this Agreement are within the corporate powers of Borrower, have been duly authorized by appropriate corporate action and are not in contravention of the terms of Borrower's charter or by-laws or of any indenture, agreement or undertaking to which Borrower is a party or by which it may be bound. Borrower warrants that it is and covenants that it shall remain solvent at all times while this Agreement is in effect.

     6.3 Borrower is and shall be, with respect to all Inventory, the owner thereof free from any lien, security interest or encumbrance of any kind, except in favor of Lender. No Receivable or any other Collateral, except as set forth on Schedule A hereto, has been or shall hereafter be assigned, pledged or transferred to any person other than the Lender or in any way encumbered or subject to a security interest except to Lender and Borrower shall defend the same against the claims of all persons.

     6.4 Borrower's books and records relating to the Receivables are maintained at the office referred to below. Except as otherwise stated below, the principal executive office of Borrower is located at such address and has been so located on a continuous basis for not less than six months.
Borrower shall not change such location without Lender's prior written consent, and, upon making any such change, Borrower agrees to execute any additional financing statements or other documents or notices which Lender may require.

     6.5 All loans and advances requested by Borrower under this Agreement shall be used for the general corporate and business purposes, including working capital purposes, of Borrower and shall in no event be requested or used by Borrower for the specific purpose of paying wages of the employees of Borrower.

     6.6 Borrower shall maintain its shipping forms, invoices and other related documents in a form satisfactory to Lender and shall maintain its books, records and accounts in accordance with sound accounting practice. Borrower agrees to furnish Lender with balance sheets, statements of profit and loss, interim financial statements, cash flow projections accounts receivable agings (i) weekly not later than Wednesdays of each week, covering the period through Friday of the previous week; and (ii) monthly, not later than the 10th of each month covering the previous month and such other information regarding the business affairs and financial condition of
Borrower as Lender may from time to time reasonably request, including, audited statements within 105 days after the end of each quarterly period of each fiscal year of Borrower, in such detail and scope as Lender may require, prepared and certified by independent Certified Public
Accountants acceptable to Lender, an unaudited financial statement prepared on a reviewed basis within 50 days after the end of each second quarter of Borrower, prepared by independent
Certified Public Accountants acceptable to Lender. All such statements and information shall fairly present the financial condition of Borrower as of the dates, and the results of its operations for the periods, for which the same are furnished.

     6.7 Borrower shall duly pay and discharge all taxes, assessments, contributions and governmental charges upon or against it or its properties or assets prior to the date on which penalties attach thereto. Borrower shall be liable for any tax (excluding a tax imposed on the overall net income of Lender) imposed upon any transaction under this Agreement or giving rise to the Receivables or which Lender may be required to withhold or pay for any reason and
Borrower agrees to indemnify and hold Lender harmless with respect thereto, and to repay
Lender on demand the amount thereof, and until paid by Borrower shall be added to the
Obligations secured hereunder, and may at Lender's option be charged to Borrower's Loan
Account.

     6.8 With respect to each Receivable, Borrower hereby represents and warrants that: each
Receivable represents a valid and legally enforceable indebtedness based upon an actual and bona fide sale and delivery of property or rendition of services in the ordinary course of Borrower's business which has been finally accepted by the Account Debtor and for which the Account
Debtor is unconditionally liable to make payment of the amount stated in each invoice, document or instrument evidencing the Receivable in accordance with the terms thereof, without offset, defense or counterclaim; to the best of Borrower=s knowledge each Receivable will be paid in full at maturity; all statements made by Borrower and all unpaid balances appearing in any invoices, documents, instruments and statements of account describing or evidencing the Receivables are true and correct and are in all respects what they purport to be and all signatures and endorsements of Borrower that appear thereon are genuine and all signatories and endorsers of
Borrower have full capacity to contract; nothing has come to Borrower=s attention which indicates that any Account Debtor owing a Receivable and each guarantor, endorser or surety of such Receivable is not solvent or is financially unable to pay in full the Receivable when it matures; and all recording, filing and other requirements of giving public notice under any applicable law have been duly complied with.

     6.9 Borrower shall until payment in full of all Obligations to Lender and termination of this Agreement (a) cause to be maintained at the end of each fiscal quarter (ie, December, March,
June, September), Tangible Net Worth in an amount not less than $5,000,000 and
(b) cause to be
maintained at the end of each such fiscal quarter, Working Capital of not less than $4,250,000.

     For the purpose hereof the following terms shall have the following definitions:

     "CURRENT ASSETS" at a particular date shall mean cash, accounts receivable, and inventory of Borrower providing however, that such amounts shall not include any amounts for any indebtedness owing by any affiliate to Borrower.

     "CURRENT LIABILITIES" at a particular date shall mean all amounts which would, in conformity with GAAP, be included under current liabilities on a balance sheet of Borrower, as at such date but in any event including without limitations, the amounts of (a) all indebtedness payable on demand, or at the option of the person or entity to whom such indebtedness is owed, not more than twelve (12) months after such date, (b) any payments in respect of any indebtedness (whether installment, serial maturity, sinking fund payment or otherwise) required to be made not more than twelve (12) months after such date, (c) all reserves in respect of liabilities or indebtedness payable on demand or, at the option of the person or entity to whom such indebtedness is owed, not more than twelve (12) months after such date, the validity which is not contested to such date, (d) all accruals for federal or other taxes measured by income payable within twelve (12) months of such date and (e) all outstanding indebtedness to Lender.

     "TANGIBLE NET WORTH" shall mean, at a particular date (a) the aggregate amount of all assets of Borrower as may be properly classified as such in accordance with GAAP consistently applied excluding such other assets as are properly classified as intangible assets under GAAP, less (b) the aggregate amount of all liabilities of Borrower (excluding subordinated liabilities to
Lender) determined in accordance with GAAP.

     "WORKING CAPITAL" shall mean the excess, if any, of Current Assets less Current
Liabilities.


SECTION 7 SPECIFIC POWERS OF LENDER

     7.1 Borrower hereby constitutes Lender or its agent, or any other person whom Lender may designate, as Borrower's attorney, at Borrower's own cost and expense to exercise at any time all or any of the following powers which, being coupled with an interest, shall be irrevocable until all Obligations have been paid in full: (a) to receive, take, endorse, assign, deliver, accept and deposit, in Lender's or Borrower's name, any and all checks, notes, drafts, remittances and other instruments and documents relating to Receivables and proceeds thereof; (b) to receive, open and dispose of all mail addressed to Borrower and to notify postal authorities to change the address for delivery thereof to such address as Lender may designate; (c) to transmit to Account Debtors indebted on Receivables notice of Lender's interest therein and to request from such Account
Debtors at any time, in Borrower's name or in Lender's or that of Lender's designee, information concerning the Receivables and the amounts owing thereon; (d) to notify Account Debtors to make payment directly to Lender; (e) to take or bring, in Borrower's name or Lender's, all steps, actions, suits or proceedings deemed by Lender necessary or desirable to effect collection of the
Receivables; and (f) to sign on behalf of the Borrower one or more financing statements (or amendments to financing statements) under the Uniform Commercial Code. In addition, to the extent permitted by law, Lender may file one or more financing statements signed only by Lender, naming Borrower as debtor and Lender as secured party and indicating therein the types or describing the items of collateral covered by this Agreement. Without limitation of any of the powers enumerated above, Lender is hereby authorized to accept and to deposit all collections in any form, relating to Receivables, received from or for the account of Account Debtors (whether such collections are remitted directly to Lender by Account Debtors or are forwarded to Lender by Borrower), including remittances which may reflect deductions taken by Account Debtors, regardless of amount, the Loan Account of Borrower to be credited only with amounts actually collected on Receivables in accordance with Section 5.1. Borrower hereby releases (i) any bank, trust company or other firm receiving or accepting such collections in any form, and (ii) Lender and its officers, employees and designees, from any liability arising from any act or acts hereunder or in furtherance hereof, whether of omission or commission, and whether based upon any error of judgment or mistake of law or fact.


SECTION 8 LENDER'S REMEDIES UPON BORROWER'S DEFAULT

     8.1 Borrower agrees that all of the loans and advances made by Lender under the terms of this Agreement, together with all Obligations of Borrower as defined herein (unless otherwise provided in any instrument evidencing the same or agreement relating thereto), shall be payable by
Borrower at Lender's demand at the office of Lender in New York, New York. In addition, all
Obligations shall be, at Lender's option, due and payable without notice or demand upon termination of this Agreement or upon the occurrence of any one or more of the following events of default ("Default"): (a) if Borrower shall fail to pay to Lender when due any amounts owing to
Lender under any Obligation, or shall breach any of the terms, covenants, conditions or provisions of this Agreement or any other agreement between the parties; (b) if any guarantor, endorser or other person liable on the Obligations shall die, terminate its guaranty or shall breach any of the terms, covenants, conditions or provisions of any guarantee, endorsement or other agreement of such person with, or in favor of, Lender which breach is not cured within ten
(10) business days;
(c) if any representation, warranty, or statement of fact made to Lender at any time by or on behalf of Borrower is false or misleading in any material respect; (d) if Borrower shall become insolvent, is generally unable to pay its debts as they mature, files or has filed against it a petition in bankruptcy, liquidation or reorganization (and in the event of a petition filed against it, such petition is not dismissed or stayed within ten (10) business days), or if judgment(s) against
Borrower plus judgement(s) against Behlman Electronics, Inc. (ABehlman@) which in the aggregate exceeds $50,000 remain unpaid, unstayed or undismissed for a period of more than five days, or if Borrower discontinues doing business for any reason, or if a custodian, receiver or trustee of any kind is appointed for it or any of its property; (e) if there is a change (by voluntary transfer, death or otherwise) in Borrower=s controlling stockholders or owners; or (f) if at any time Lender shall, in its sole discretion, reasonably exercised, consider the Obligations insecure or any part of the Receivables unsafe, insecure or insufficient and Borrower shall not on demand furnish (within ten (10) business days of such demand) other collateral or make payment on account, satisfactory to Lender. Upon the occurrence of any Default, (i) Borrower shall pay to
Lender, as liquidated damages and as part of the Obligations, a charge at the rate of two percent per month upon the unpaid balance of the Obligations from the date of Default until the date of full payment of the Obligations, which charge shall be in lieu of compensation payable under
Section 3.1 from such date; provided, that in no event shall such rate exceed the Maximum Rate,
(ii) Borrower shall pay to Lender all costs, disbursements, charges and expenses for the collection and enforcement of the Obligations, and for the protection and enforcement of Lender's security interest, including reasonable attorneys' fees, all of which shall be added to and deemed part of the
Obligations, and (iii) Lender shall have the right (in addition to any other rights Lender may have under this Agreement or otherwise) without further notice to Borrower, to enforce payment of any Receivables, to settle, compromise, or release in whole or in part, any amounts owing on
Receivables, to prosecute any action, suit or proceeding with respect to Receivables, to extend the time of payment of any and all Receivables, to make allowances and adjustments with respect thereto, to issue credits in Lender's name or Borrower's, to sell, assign and deliver the Receivables
(or any part thereof) and any returned, reclaimed or repossessed merchandise or other property held by Lender or by Borrower for Lender's account, at public or private sale, at broker's board, for cash, upon credit or otherwise, at Lender's sole option and discretion, and Lender may bid or become purchaser at any such sale if public, free from any right of redemption which is hereby expressly waived; or (g)a default by Behlman in any of the terms, provisions or conditions of any present or future agreement between Behlman and Lender including, without limitation, the
Financing Agreement of even date herewith between Behlman and Lender (the
ABehlman
Financing Agreement@). Borrower agrees that the giving of five days' notice by Lender, sent by ordinary mail, postage prepaid, to the mailing address of Borrower set forth in this Agreement, designating the place and time of any public sale or the time after which any private sale or other intended disposition of the Receivables or any other security held by Lender is to be made, shall be deemed to be reasonable notice thereof and Borrower waives any other notice with respect thereto. The net cash proceeds resulting from the exercise of any of the foregoing rights or remedies shall be applied by Lender to the payment of the Obligations in such order as Lender may elect, and Borrower shall remain liable to Lender for any deficiency.

     8.2 The enumeration of the foregoing rights and remedies is not intended to be exhaustive, and such rights and remedies are in addition to and not by way of limitation of any other rights or remedies Lender may have under the New York Uniform Commercial Code or other applicable law. Lender shall have the right, in its sole discretion, to determine which rights and remedies, and in which order any of the same, are to be exercised, and to determine which
Receivables are to be proceeded against and in which order, and the exercise of any right or remedy shall not preclude the exercise of any others, all of which shall be cumulative. No act, failure or delay by Lender shall constitute a waiver of any of its rights and remedies. No single or partial waiver by Lender of any provision of this Agreement, or breach or default thereunder, or of any right or remedy which Lender may have shall operate as a waiver of any other provision, breach, default, right or remedy or of the same provision, breach, default, right or remedy on a future occasion. Borrower waives presentment, notice of dishonor, protest and notice of protest of all instruments included in or evidencing any of the Obligations or the Receivables and any and all notices or demands whatsoever (except as expressly provided herein). Lender may, at all times, proceed directly against Borrower to enforce payment of the Obligations and shall not be required to first enforce its rights in the Receivables or any other security granted to it. Lender shall not be required to take any action of any kind to preserve, collect or protect its or Borrower's rights in the Receivables or any other security granted to it.

     8.3 BORROWER HEREBY WAIVES ALL RIGHTS TO A TRIAL BY JURY IN THE EVENT OF ANY LITIGATION WITH RESPECT TO ANY MATTER CONNECTED WITH THIS AGREEMENT, THE OBLIGATIONS, THE RECEIVABLES, OR ANY OTHER TRANSACTION BETWEEN THE PARTIES AND BORROWER HEREBY IRREVOCABLY CONSENTS TO THE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK AND OF ANY FEDERAL COURT LOCATED IN SUCH STATE IN CONNECTION WITH
ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR THE OBLIGATIONS. IN ANY SUCH LITIGATION BORROWER
WAIVES PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER
PROCESS AND AGREES THAT SERVICE THEREOF MAY BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED TO BORROWER AT ITS PLACE OF BUSINESS SET FORTH ABOVE. WITHIN 30 DAYS AFTER SUCH MAILING, BORROWER SHALL
APPEAR IN ANSWER TO SUCH SUMMONS, COMPLAINT OR OTHER PROCESS,
FAILING WHICH BORROWER SHALL BE DEEMED IN DEFAULT AND JUDGMENT
MAY BE ENTERED BY LENDER AGAINST BORROWER FOR THE AMOUNT OF THE
CLAIM AND OTHER RELIEF REQUESTED THEREIN.


SECTION 9 EFFECTIVE DATE, CONTROLLING LAW AND TERMINATION

     9.1 This Agreement shall become effective upon acceptance by Lender at its office in the
State of New York, and shall continue in full force and effect until January 31, 2003 (the
"Renewal Date") and from year to year thereafter, unless sooner terminated as herein provided.
Borrower may terminate this Agreement on the Renewal Date or on the anniversary of the
Renewal Date in any year by giving Lender at least sixty (60) days' prior written notice by registered or certified mail, return receipt requested, and in addition to its other rights hereunder,
Lender shall have the right to terminate this Agreement at any time by giving Borrower forty-five
(45) days' prior written notice provided that, in the event that Borrower, terminates this
Agreement in accordance with this sentence and simultaneously therewith BEHLMAN terminates the Financing Agreement, no liquidated damages or fees shall be payable by Borrower. In addition to the charges under Section 3 hereof, as minimum compensation to Lender for its agreement to make loans under the terms of this Agreement, and for its services hereunder,
Lender shall receive and Borrower agrees to pay minimum charges in the aggregate amount of
$5,000.00 during each month (or any part thereof, if sooner terminated) that this Agreement is in effect, which minimum compensation shall be payable after deducting for each month the charges paid by Borrower for such month under Section 3.1. Should a Default occur hereunder, this
Agreement will be terminable by Lender at any time and Borrower shall, upon any such termination by Lender, pay to Lender, as additional liquidated damages and as part of the
Obligations, an amount equal to (i) 3% of the Maximum Credit Facility, if Lender terminates this
Agreement prior to or on the first anniversary of the date of this Agreement; or (ii) 2% of the
Maximum Credit Facility, if Lender terminates this Agreement on any date after the first anniversary of the date of this Agreement. In the event that Lender shall permit termination of this Agreement by Borrower other than as provided herein, as a condition to such termination,
Borrower shall pay to Lender such additional liquidated damages in addition to performance of any other conditions to such termination. No termination of this Agreement, however, shall relieve or discharge Borrower of its duties, obligations and covenants hereunder until such time as all Obligations have been paid in full, and the continuing security interest in Receivables and other
Collateral granted to Lender hereunder or under any other agreement shall remain in effect until such Obligations have been fully discharged. No provision hereof shall be modified or amended orally or by course of conduct but only by a written instrument expressly referring hereto signed by both parties.

     9.2  ALL LOANS SHALL BE DISBURSED BY LENDER FROM ITS OFFICE IN THE
STATE OF NEW YORK, SHALL BE PAYABLE BY BORROWER AT SUCH OFFICE, AND
THIS AGREEMENT AND ALL TRANSACTIONS THEREUNDER SHALL BE DEEMED
TO BE CONSUMMATED IN SUCH STATE AND SHALL BE GOVERNED BY AND
INTERPRETED IN ACCORDANCE WITH THE LAWS OF THAT STATE. If any part or provision of this Agreement is invalid or in contravention of the applicable laws or regulations of any controlling jurisdiction, such part or provision shall be severable without affecting the validity of any other part or provision of this Agreement. Notwithstanding any provision herein or in any related document, Lender shall never be entitled to receive, collect, or apply, as interest on the
Loan Account, any amount in excess of the maximum rate of interest ("Maximum Rate") permitted to be charged from time to time by applicable law (if such law imposes any maximum rate), and in the event Lender ever receives, collects, or applies as interest, any amount in excess of the Maximum Rate, such amount shall be deemed and treated as a partial prepayment of the principal of the Loan Account; and, if the principal of the Loan Account and all other of Lender's charges other than interest are paid in full, any remaining excess shall be paid to Borrower.
      IN WITNESS WHEREOF, Lender and Borrower have caused this Agreement to be executed by their respective corporate officers thereto duly authorized as of the day and year first above written.



                                   ORBIT INTERNATIONAL CORP.


                                   By:_________________
                                     Title:



Attest:

___________________
 Secretary



                                   Accepted:

                                   ROSENTHAL & ROSENTHAL, INC.


                                   By:________________


                                   Chief Executive Office
                                     of Borrower:
Location of Borrower's             80 Cabot Court, Hauppauge,
  Books and Records:               NY 11788
80 Cabot Court, Hauppauge,
NY 11788





Mailing Address of Borrower:       Other Places of Business
80 Cabot Court, Hauppauge,           of Borrower:
NY 11788                           None





                        OFFICERS' CERTIFICATE

   The undersigned, President and Secretary of ORBIT INTERNATIONAL CORP., a corporation duly organized and validly existing under the laws of the State of Delaware, DO
HEREBY CERTIFY that the following is a true copy of certain resolutions duly and unanimously adopted at a meeting of the Board of Directors and shareholders of said corporation, duly called and held on January 8, 2001, at which a quorum was present and voting throughout, and which are not in conflict with the Certificate of Incorporation, By-Laws, rules and regulations of said corporation, and which resolutions have not been modified or rescinded and are still in full force and effect:

   "WHEREAS, this corporation proposes to enter into a financing agreement with Rosenthal &
   Rosenthal, Inc. ("Rosenthal") pursuant to which this corporation will grant to Rosenthal a security interest in, a continuing lien upon and right of set-off against, and will assign, transfer, pledge and set over to Rosenthal, all of its accounts, contract rights, general intangibles and instruments, and certain other personal property of this corporation (herein collectively referred to as "collateral"), and the form of such financing agreement having been submitted to and duly considered at this meeting, and the execution and delivery thereof having been deemed to be in the best interest of this corporation; now, therefore, be it:

   "RESOLVED, that any one or more of the officers of this corporation be, and they each hereby are, authorized, directed and empowered, in the name and on behalf of this corporation: to enter into, execute and deliver to Rosenthal a financing agreement substantially in the form submitted to this meeting, with such changes as said officer or officers may consider appropriate, the execution and delivery thereof being deemed conclusive evidence of this corporation's approval of the terms thereof; from time to time, to borrow money and obtain advances and other financial accommodations from Rosenthal, in such amounts and upon such terms and conditions as said officer or officers may consider appropriate, and to grant a security interest in, a continuing lien upon and right of set-off against, and assign, transfer, pledge and set over to Rosenthal, the collateral, now existing or hereafter arising, pursuant to the terms of said financing agreement, or otherwise; to execute and deliver one or more promissory notes or other evidences of indebtedness, financing statements, supplementary agreements, assignments, schedules, transfers, notices, contracts, subordination agreements, guarantees, designations, consignments and other instruments and documents in connection with the financing agreement, as amended or supplemented from time to time (including the grant of additional liens and security interests in such personal property and/or real property of this corporation as may be requested by Rosenthal pursuant to any such supplement), containing and upon such terms as said officer or officers may consider appropriate, the execution and delivery thereof being deemed conclusive evidence of this corporation's approval of the terms thereof; to make remittances and payments by checks, drafts or otherwise; to adopt a facsimile printed or rubber stamp signature for the purpose of expediting the terms of the financing agreement; and to execute and deliver such further documents and to perform such other acts as may be necessary or desirable to effectuate the foregoing resolution; and all such action of said officer or officers shall be taken as the action of, and is hereby authorized, ratified, approved and confirmed by, this corporation and the board of directors thereof; and it is further

   "RESOLVED, that this corporation hereby authorizes and empowers Rosenthal from time to time to endorse by rubber stamp or otherwise the name of this corporation on any and all checks, drafts or other orders for the payment of money or written evidences of debt, which may be made or be in form payable to this corporation, and which may come into the possession of Rosenthal and to deposit such items in Rosenthal's account with any other bank, banker or trust company and further authorizes Rosenthal to deal absolutely with any such items as the property of Rosenthal and to do and perform any and all such other acts as may be necessary or proper to constitute any and all such items the property of Rosenthal without requiring the signature or signatures of any officer or officers of this corporation; and
   it is further

   "RESOLVED, that until Rosenthal receives notice in writing by registered mail of any changes or limitations of authority of any officers of this corporation, it is authorized to rely upon the authority and power set forth in these resolutions."

   The undersigned DO FURTHER CERTIFY that the Certificate of Incorporation and By-Laws of this corporation contain no requirement for shareholder approval or consent to the execution of the financing agreement or the consummation of any of the transactions referred to in the foregoing resolutions.

   IN WITNESS WHEREOF, we have hereunto set our hands and affixed the seal of the corporation this January 8, 2001.


                                     President



                                     Secretary

    Corporate
   9  Seal     A




CERTIFICATE AS TO OFFICERS, DIRECTORS, STOCKHOLDERS AND AUTHORIZED SIGNATURES
OF

                         ORBIT INTERNATIONAL CORP.


We, the undersigned, Dennis Sunshine, President/CEO and Harlan Sylvan, Secretary/Treasurer/Comptroller of
ORBIT INTERNATIONAL CORP., a corporation organized and existing under and by virtue of the laws of the state of Delaware, having its principal office at 80 Cabot Court, Hauppauge, NY 11788, do hereby certify as follows:



1. The names and residence addresses of all of the officers of ORBIT INTERNATIONAL CORP. are as follows:

NAME                          OFFICE         RESIDENCE ADDRESS

Dennis Sunshine               President/CEO  32 Ryder Ave., Dix Hills, NY 11746

Bruce Reissman                Exec. Vice    323 Doral Court, Jericho, NY 11753
                              President/COO

Mitchell Binder                         Chief Financial Officer/ 800 Barberry
Lane,
                                             Woodmere, NY 11598
                              Vice President

Harlan Sylvan                      Secretary/Treasurer/     19 Ensign Lane,
Massapequa, NY 11758
                              Comptroller



2. The names and residence addresses of all of the directors of ORBIT INTERNATIONAL CORP. are as follows:

NAME                               RESIDENCE ADDRESS

Dennis Sunshine                    32 Ryder Ave., Dix Hills, NY 11746

Bruce Reissman                     323 Doral Court, Jericho, NY 11753

Harlan Sylvan                           19 Ensign Lane, Massapequa, NY 11758

Mitchell Binder                              800 Barberry Lane, Woodmere, NY
11598

John Molloy                             1815 Parliament Rd., Lucadia, CA 92024

Marc Pfefferre                          24 Joann Circle, Westport, ct 06880

Stanley Morris                          1983 Marcus Avenue, Lake Success, NY
11042

Bernard Karcinell                       3015 S. Ocean Blvd., Highland Beach,
FL 33487

Denis Feldman                           7600 Jericho Tpke, Woodbury, NY 11797







3. The names and residence addresses of the stockholders owning and holding all the issued and outstanding stock of ORBIT INTERNATIONAL CORP. are as follows:

NAME                     RESIDENCE ADDRESS        NO. OF SHARES  CLASS OF
                                                                 SHARES

PUBLIC COMPANY                                    100%           Common


4. That pursuant to the by-laws, resolutions and minutes of ORBIT INTERNATIONAL CORP., the persons authorized and empowered to make, sign and endorse on behalf of ORBIT INTERNATIONAL CORP., any and all documents, checks, notes, drafts, trade acceptances and other negotiable papers or instruments, are as follows:

NAME*                                   OFFICE

Dennis Sunshine                         President/CEO

Bruce Reissman                          Exec. Vice President/COO

Harlan Sylvan                                Secretary/Treasurer/Comptroller

Mitchell Binder                                   Chief Financial Officer/Vice
President

*Indicate whether the above persons may sign alone or jointly


5. The names of the persons authorized to make, sign and deliver on behalf of ORBIT INTERNATIONAL
CORP., schedules of assignments of accounts and/or any other instruments of assignment to ROSENTHAL &
ROSENTHAL, INC., are as follows:

NAME*                                   OFFICE

Dennis Sunshine                         President

Bruce Reissman                          Exec. Vice President/COO


Harlan Sylvan                                Secretary/Treasurer/Comptroller

Mitchell Binder                                   Chief Financial Officer/Vice
President

*Indicate whether the above persons may sign alone or jointly


6. The following are the actual signatures of the officers and other authorized persons:


Dennis Sunshine

Bruce Reissman

Harlan Sylvan


Mitchell Binder



IN WITNESS WHEREOF, we have hereunto affixed our signatures as officers of ORBIT INTERNATIONAL
CORP. and affixed the seal of ORBIT INTERNATIONAL CORP. this January 8, 2001.

Corp. Seal



                                   Dennis Sunshine, President/CEO




                                   Harlan Sylvan,
Secretary/Treasurer/Comptroller


                    INVENTORY SECURITY AGREEMENT

                                    New York, New York   January 8, 2001

Rosenthal & Rosenthal, Inc.
1370 Broadway
New York, N. Y. 10018

Gentlemen:

We do hereby agree that the Financing Agreement between us dated January 8, 2001, be and the same hereby is amended and supplemented by adding thereto the following clauses:

     We hereby pledge, assign, consign, transfer and set over to you, and you shall at all times have a continuing general lien upon, and we hereby grant you a continuing security interest in, all of our Inventory and the proceeds thereof. "Inventory" shall include but not be limited to raw materials, work in process, finished merchandise and all wrapping, packing and shipping materials, wheresoever located, now owned or hereafter acquired, presently existing or hereafter arising, and all additions and accessions thereto, the resulting product or mass and any documents representing all or any part thereof.
Upon your request, we will at any time and from time to time, at our expense, deliver such Inventory to you or such person as you may designate, cause the same to be stored in your name at such place as you may designate, deliver to you documents of title representing the same or otherwise evidence your security interest in such manner as you may require.

     The aforementioned pledge, assignment, consignment, transfer, lien and security interest shall secure any and all of our obligations to you, matured or unmatured, absolute or contingent, now existing or that may hereafter arise, and howsoever acquired by you, whether arising directly between us or acquired by you by assignment and whether relating to this agreement or independent hereof, together with all interest, charges, commissions, expenses, attorneys' fees and other items chargeable against us in connection with any of said obligations.

     We agree, at our expense, to keep all Inventory insured to the full value thereof against such risks and by policies of insurance issued by such companies as you may designate or approve, and the policies evidencing such insurance shall be duly endorsed in your favor with a long form lender's loss payable rider or such other document as you may designate and said policies shall be delivered to you. Should we fail for any reason to furnish you with such insurance, you shall have the right to effect the same and charge any costs in connection therewith to us. You shall have no risk, liability or responsi-

bility in connection with payment or nonpayment of any loss, your sole obligation being to credit our account with the net proceeds of any such insurance payments received on account of any loss. Any and all assessments, taxes or other charges that may be assessed upon or payable with respect to the Inventory or any part thereof shall forthwith be paid by us, and we agree that you, in your discretion, may effect such payment and charge the amount thereof to us. We further agree that except for the pledge, assignment, consignment, transfer, lien and security interest granted to you hereby, we shall not permit said Inventory to otherwise become liened or encumbered nor shall we grant any security interest therein to any other party. We shall not, without your written consent first obtained, remove or dispose of any of such Inventory except to bona fide purchasers thereof in the ordinary course of our business. All such sales shall be reported to you promptly and the accounts or other proceeds thereof shall be subject to the security interests in your favor. You shall have the right at all times to the immediate possession of all Inventory and its products and proceeds and we shall make such Inventory and all our records pertaining thereto available to you for inspection at any time requested by you. You shall have the right, in your discretion, to pay any liens or claims upon said Inventory, including, but not limited to, warehouse charges, dyeing, finishing and processing charges, landlords' claims, etc. and the amount of any such payment shall be charged to our account and secured hereby. You shall not be liable for the safekeeping of any of the Inventory or for any loss, damage or diminution in the value thereof or for any act or default of any warehouseman, carrier or other person dealing in and with said Inventory, whether as your agent or otherwise, or for the collection of any proceeds thereof but the same shall at all times be at our sole risk.

  Prior to its sale to a bona fide purchaser in the ordinary course of business, Inventory shall at all times remain at our address specified below and shall not be removed therefrom without your prior written consent.

     Upon our Default as defined in the Financing Agreement, you shall have the right, upon reasonable notice to us, to sell all or any part of our Inventory, at public or private sale, or make other disposition thereof, at which sale or disposition you may be a purchaser. We agree that written notice sent to us by postpaid mail, at least five days before the date of any intended public sale or the date after which any private sale or other intended disposition of the Inventory is to be made, shall be deemed to be reasonable notice thereof. We do hereby waive all notice of any such sale or other intended disposition if said Inventory is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market. Upon the occurrence of any of the events referred to in the first sentence of this paragraph, you may require us to assemble all or any part of the Inventory and make it available to you at a place to be designated by you, which is reasonably convenient to both parties. In addition, you may peaceably, by your own means or with judicial assistance, enter our or any other premises and take possession of the Inventory and remove or dispose of it on our premises and we agree that we will not resist or interfere with any such action. We hereby expressly waive demand, notice of sale (except as herein provided), advertisement of sale and redemption before sale. The net proceeds of any such public or private sale or other disposition as far as needed shall be applied toward the payment and discharge of any and all of our obligations to you, together with all interest thereon and all reasonable costs, charges, expenses and disbursements in connection therewith, including the reasonable fees of your attorneys, rendering any surplus remaining to us, we, of course, to continue liable should there be any deficiency.

     This agreement shall constitute a security agreement pursuant to the Uniform Commercial Code and, in addition to any and all of your other rights hereunder, you shall have all of the rights of a secured party pursuant to the provisions of the Uniform Commercial Code. We agree to execute a financing statement and any and all other instruments and documents that may now or hereafter be provided for by the Uniform Commercial Code or other law applicable thereto, reflecting the security interests granted to you hereunder. We do hereby authorize you to file a financing statement without our signature, signed only by you as secured party, to reflect the security interests granted to you hereunder.
Very Truly Yours,

ORBIT INTERNATIONAL CORP.


By:________________

80 Cabot Court, Hauppauge, NY 11788



                              CERTIFICATE



ROSENTHAL & ROSENTHAL, INC.
1370 Broadway
New York NY 10018


Gentlemen:

The undersigned Dennis Sunshine and Harlan Sylvan being respectively the President and Secretary of ORBIT
INTERNATIONAL CORP., a corporation organized and existing under and by virtue of the laws of the State of Delaware, do hereby certify as follows:

ORBIT INTERNATIONAL CORP., in connection with the conduct of its business uses the trademark(s) and selling style(s) entitled:

ORBIT INSTRUMENT DIVISION

(the "Tradestyle Name(s)"), is the sole and exclusive owner of the Tradestyle Name(s) and all sales and any and all business done in the Tradestyle Name(s) are sales and business of ORBIT INTERNATIONAL CORP.

Any and all checks, remittances or other payments received in the Tradestyle Name(s) are the sole and exclusive property of ORBIT INTERNATIONAL CORP. and the duly authorized officers of ORBIT INTERNATIONAL
CORP. are authorized to endorse the Tradestyle Name(s) on such checks and remittances as and for the property of ORBIT INTERNATIONAL CORP.

Any and all authority given to you by ORBIT INTERNATIONAL CORP. to endorse its name on any checks, negotiable instruments or other remittances extends with equal and full force and effect to any checks, negotiable instruments, and other remittances received in the Tradestyle Name(s).

In witness whereof, we have hereunto set our hands as President and Secretary of ORBIT INTERNATIONAL CORP.
and hereunto affixed the seal for the corporation this January 8, 2001.



________________________
President


________________________
Secretary

                               GUARANTEE

                                 New York, New York      January 8, 2001
  In order to induce Rosenthal & Rosenthal, Inc. (herein called "Rosenthal") to make loans, advances or other commitments or grant other financial accommodations to or for the account of (or in reliance on the credit of) ORBIT
INTERNATIONAL CORP. (herein called "Obligor") and for other good and valuable considerations received, the undersigned irrevocably and unconditionally guarantees to Rosenthal payment when due, whether by acceleration or otherwise, of any and all Obligations of the Obligor to Rosenthal. The term "Obligations" shall mean all obligations, liabilities and indebtedness of the Obligor to Rosenthal or an affiliate of Rosenthal, however evidenced, now or hereafter arising under the Financing Agreement dated January 8, 2001, between Rosenthal and Obligor, and/or under any other or supplemental financing provided to the Obligor by Rosenthal or an affiliate of Rosenthal, or independent hereof or thereof, whether now existing or incurred from time to time hereafter and whether before or after termination hereof, absolute or contingent, joint or several, matured or unmatured, direct or indirect, primary or secondary, liquidated or unliquidated, and whether arising directly or acquired from others (whether acquired outright, by assignment unconditionally or as collateral security from another and including, without limitation, participations or interest of Rosenthal in obligations of Obligor to others), and including (without limitation) all of Rosenthal's charges, commissions, fees, interest, expenses, costs and attorneys' fees chargeable to Obligor in connection therewith. In addition, the undersigned agrees to indemnify Rosenthal against any loss, damage or liability because of any wrongful acts or fraud of the Obligor.
  The undersigned waives notice of acceptance of this guarantee and notice of any liability to which it may apply, and waives presentment, demand for payment, protest, notice of dishonor or nonpayment of any Obligations, or suit or taking other action by Rosenthal against, and any other notice to, any party liable thereon (including the undersigned) and waives any defense, offset or counterclaim to any liability hereunder. Rosenthal may at any time and from time to time (whether or not after revocation or termination of this guarantee) without the consent of, or notice to, the undersigned, without incurring responsibility to the undersigned, without impairing or releasing the obligations of the undersigned hereunder, upon or without any terms or conditions and in whole or in part: (1) change the manner, place or terms of payment, and/or change or extend the time of payment of, renew or alter, any Obligation, any security therefor, or any liability incurred directly or indirectly in respect thereof, and the guarantee herein made shall apply to the Obligations as so changed, extended, renewed or altered; (2) sell, exchange, release, surrender, realize upon or otherwise deal with in any manner and in any order any property by whomsoever at any time pledged or mortgaged to secure, or howsoever securing, the liabilities hereby guaranteed or any liabilities (including any of those hereunder) incurred directly or indirectly in respect thereof or hereof, and/or offset thereagainst; (3) exercise or refrain from exercising any rights against the Obligor or others (including the undersigned) or otherwise act or refrain from acting; (4) settle or compromise any Obligation, any security therefor or any liability (including any of those hereunder) incurred directly or indirectly in respect thereof or hereof, and may subordinate the payment of all or any part thereof to the payment of any liability (whether due or not) of the Obligor to creditors of the Obligor other than Rosenthal and the undersigned: and (5) apply any sums by whomsoever paid or howsoever realized to any Obligation to Rosenthal regardless of what liability or liabilities of the Obligor remain unpaid.
  No invalidity, irregularity or unenforceability of all or any part of the liabilities hereby guaranteed or of any security therefor shall affect, impair or be a defense to this guarantee. The liability of the undersigned hereunder is primary and unconditional and shall not be subject to any offset, defense or counterclaim of the Obligor. This guarantee is a continuing one and all liabilities to which it applies or may apply under the terms hereof shall be conclusively presumed to have been created in reliance hereon. The books and records of Rosenthal shall be admissible as prima facie evidence of the Obligations. As to each of the undersigned, this guarantee shall continue until written notice of revocation signed by such undersigned, or until written notice of the death of such undersigned shall in each case have been actually received by Rosenthal, notwithstanding a revocation by, or the death of, or complete or partial release for any cause of any one or more of the remainder of the undersigned or of the Obligor, or of any one liable in any manner for the liabilities hereby guaranteed, or for the liabilities (including those herein) incurred directly or indirectly in respect thereof or hereof, and notwithstanding the dissolution, termination or increase, decrease or change in personnel of any one or more of the undersigned which may be partnerships or corporations.
  No revocation or termination hereof shall affect in any manner rights arising under this guarantee with respect to (a)
Obligations which shall have been created, contracted, assumed or incurred prior to receipt by Rosenthal of written notice of such revocation or termination or (b) Obligations which shall have been created, contracted, assumed or incurred after receipt of such written notice pursuant to any contract entered into by the Obligor or by Rosenthal for the benefit of the Obligor prior to receipt by Rosenthal of such notice, or to protect, preserve or realize upon any security for any Obligations;
and the sole effect of revocation or termination hereof shall be to exclude from this guarantee liabilities thereafter arising which are unconnected with liabilities theretofore arising or with transactions theretofore entered into.
  Upon the happening of any of the following events: (i) the death or insolvency of the Obligor or any of the undersigned, or (ii) suspension of business of the Obligor or any of the undersigned, or
(iii) the issuance of any warrant of attachment against any of the property of the Obligor or any of the undersigned, or (iv) the making by the Obligor or any of the undersigned of any assignment for the benefit of creditors, or (v) a trustee, receiver or custodian being appointed for the Obligor or any of the undersigned or for any property of either of them, or
(vi) any proceeding being commenced by or against the Obligor or any of the undersigned under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt, receivership, liquidation or dissolution law or statute -- then and in any such event, and at any time thereafter, Rosenthal may, without notice to the Obligor or any of the undersigned, make the Obligations, whether or not then due, immediately due and payable hereunder as to any of the undersigned, and Rosenthal shall be entitled to enforce the obligations of the undersigned hereunder. All sums of money at any time to the credit of the undersigned with Rosenthal and any of the property of the undersigned at any time in the possession of Rosenthal may be held by Rosenthal as security for any and all obligations of the undersigned hereunder, notwithstanding that any of said money or property may have been deposited, pledged or delivered by the undersigned for any other, different or specific purpose. Any and all claims of any nature which the undersigned may now or hereafter have against the Obligor are hereby subordinated to the full payment to Rosenthal of the Obligations and are hereby assigned to Rosenthal as additional collateral security therefor.
  In the event Rosenthal takes any action, including retaining attorneys, for the purpose of effecting collection of the Obligations or of any liabilities of the undersigned hereunder, or protecting any of Rosenthal's rights hereunder, the undersigned shall pay all costs and expenses of every kind for protection of the rights of Rosenthal or for collection of the Obligations or such liabilities, including reasonable attorneys' fees.
  If claim is ever made upon Rosenthal for repayment or recovery of any amount or amounts received by Rosenthal in payment or on account of any of the Obligations and Rosenthal repays all or part of said amount by reason of (a) any judgment, decree or order of any Court or administrative body having jurisdiction over Rosenthal or any of its property, or (b) any settlement or compromise of any such claim effected by Rosenthal with any such claimant (including the Obligor), then and in such event the undersigned agrees that any such judgment, decree, order, settlement or compromise shall be binding upon the undersigned, notwithstanding any revocation or release hereof or the cancellation of any note or other instrument evidencing any of the Obligations, or any release of any such liability of the Obligor, and the undersigned shall be and remain liable to Rosenthal hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by Rosenthal. The provisions of this paragraph shall survive, and continue in effect, notwithstanding any revocation or release hereof, unless such revocation or release shall specifically refer to this paragraph.
  No delay on the part of Rosenthal in exercising any of its options, powers or rights, or partial or single exercise thereof, shall constitute a waiver thereof. No waiver of any of its rights hereunder, and no modification or amendment of this guarantee, shall be deemed to be made by Rosenthal unless the same shall be in writing, duly signed on behalf of Rosenthal, and each such waiver, if any, shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Rosenthal or the obligations of the undersigned to Rosenthal in any other respect or at any other time. The undersigned shall have no right (whether by contract or by operation of law) of subrogation, restitution, indemnification, reimbursement or any other or similar rights of a surety against the Obligor or any of its assets or property or any security held for any liabilities of the Obligor, and all such rights are hereby expressly waived.
  This guarantee and the rights and obligations of Rosenthal and of the undersigned hereunder shall be governed and construed in accordance with the laws of the State of New York; and this guarantee is binding upon the undersigned, his, her, their or its executors, administrators, successors or assigns, and shall inure to the benefit of Rosenthal, its successors or assigns. THE UNDERSIGNED AGREES AND DOES HEREBY WAIVE TRIAL BY JURY IN ANY ACTION,
PROCEEDING OR COUNTERCLAIM BROUGHT AGAINST THE UNDERSIGNED ON ANY MATTERS WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS GUARANTEE, AND THE UNDERSIGNED HEREBY CONSENTS TO THE JURISDICTION OF THE SUPREME COURT OF THE STATE OF
NEW YORK FOR A DETERMINATION OF ANY DISPUTE AS TO ANY SUCH MATTERS AND
AUTHORIZES
THE SERVICE OF PROCESS ON THE UNDERSIGNED BY REGISTERED MAIL SENT TO THE UNDERSIGNED
AT THE ADDRESS OF THE UNDERSIGNED HEREINBELOW SET FORTH.
  Any acknowledgement, new promise, payment of principal or interest or other act by the Obligor and others, with respect to the Obligations, shall be deemed to be made as agent of the undersigned for the purposes hereof, and shall, if the statute of limitations in favor of the undersigned against Rosenthal shall have commenced to run, toll the running of such statute of limitations, and if such statute of limitations shall have expired, prevent the operation of such statute.
  The undersigned, if more than one, shall be jointly and severally liable hereunder and the term "undersigned" wherever used herein shall mean the undersigned or any one or more of them. Any one signing this guarantee shall be bound hereby, whether or not any one else signs this guarantee at any time. The term "Rosenthal" includes any agent of Rosenthal acting for it.

ATTEST:                            BEHLMAN ELECTRONICS, INC.

_______________________            By:_______________________
Secretary                          President

[Corporate Seal]                   80 Cabot Court










STATE OF New York, COUNTY OF New York

On the _____ day of _______, 2001, before me personally came Mark Tublisky to me known, who being by me duly sworn, did depose and say that he is the President of BEHLMAN ELECTRONICS, INC., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.

___________________________
Notary Public


                 CERTIFICATE OF DIRECTORS' RESOLUTIONS

  The undersigned, being respectively the President and Secretary of BEHLMAN ELECTRONICS, INC., a Delaware corporation, hereby certify that the following are true copies of resolutions duly and unanimously adopted at a special meeting of the Board of Directors of the corporation, duly called and held at the office of the corporation on January
8, 2001, at which meeting a quorum was present and voting throughout, and which resolutions have not been modified or rescinded and are still in full force and effect:

            "RESOLVED, that it is for the best business interests of this corporation that this corporation guarantee to ROSENTHAL & ROSENTHAL, INC., the payment and discharge by ORBIT INTERNATIONAL
       CORP. of any and all of its obligations to ROSENTHAL & ROSENTHAL, INC., and be it further

       "RESOLVED, that the President or any other officer of this corporation is authorized to execute and deliver for and on behalf of this corporation the aforementioned guarantee in the form annexed hereto or in any other form the officer executing the same deems advisable, and is hereby authorized to execute and deliver any and all other instruments and documents in connection therewith and to perform such other acts as may be necessary to carry these resolutions into effect."
       IN WITNESS WHEREOF, we have hereunto set our hands and the seal of the corporation hereto this
January 8, 2001.

________________________
President

_________________________
Secretary

CORP. SEAL

                         STOCKHOLDERS' CONSENT

We, the undersigned, being all of the stockholders of BEHLMAN ELECTRONICS, INC., a corporation organized and existing under and by virtue of the Laws of the State of Delaware, having its principal office at 80
Cabot Court, Hauppauge, NY 11788 and each of us respectively holding and owning the number of voting shares set opposite his signature hereto, and holding and owning collectively all of the shares outstanding and all of the outstanding shares entitled to vote,
DO HEREBY CONSENT, in writing, pursuant to the applicable provisions of the Business Corporation Law of the State of Delaware, and do hereby authorize, approve and consent to the execution and delivery by BEHLMAN
ELECTRONICS, INC. to ROSENTHAL & ROSENTHAL, INC., a New York corporation, with its principal office located at 1370 Broadway, Borough of Manhattan, City and State of New York, of a guarantee of any and all obligations of ORBIT INTERNATIONAL CORP. to the said ROSENTHAL & ROSENTHAL, INC., which guarantees shall be in the form annexed hereto or in any other form the officer executing the same deems advisable, and/or to make, execute and deliver collateral bonds, endorsements, etc., with respect to any of the obligations aforementioned of ORBIT INTERNATIONAL CORP. to the said ROSENTHAL & ROSENTHAL,
INC.
AND WE DO HEREBY FURTHER CONSENT that the Board of Directors and officers of BEHLMAN
ELECTRONICS, INC. do, and they are hereby authorized to do all things necessary to carry this consent and the aforementioned guaranty into effect and to execute any and all instruments, agreements and documents in connection therewith.
Dated:   This January 8, 2001.

Name                       Number of      Class          Signature
                           Shares

ORBIT INTERNATIONAL CORP.       100%           Common

By:___________________
                                                              _

STATE OF New York
            ss.:
COUNTY OF New York
  On ______________ ___, 2001 before me personally appeared Dennis Sunshine to me known, who, being by me severally duly sworn, did depose and say; that he is respectively the President of the corporation described in and which executed the foregoing instrument; that they know the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation and that they signed their names thereto by like order.


_______________________________
Notary Public

                           SECURITY AGREEMENT


  AGREEMENT made between ORBIT INTERNATIONAL CORP., a corporation organized under the laws of the
State of Delaware, having its chief place of business at 80 Cabot Court, Hauppauge, NY 11788 (hereinafter referred to as the "Debtor"), and ROSENTHAL & ROSENTHAL, INC., a corporation organized under the laws of the State of Delaware, with its chief place of business at 1370 Broadway, New York, New York 10018 (hereinafter referred to as the "Secured Party"), as follows:

  1. In consideration of one or more loans, advances, or other financial accommodations at any time made or extended by Secured Party to Debtor as principal, guarantor or otherwise, at the sole discretion of Secured Party in each instance, Debtor hereby grants to Secured Party a security interest in the machinery, equipment, furniture and fixtures (if any) described on Schedule "A" annexed hereto as part hereof and on any separate schedule at any time furnished by Debtor to Secured Party, and in all other machinery, equipment, furniture and fixtures (if any), now or hereafter owned or acquired by Debtor, wherever located, including any and all parts, replacements, substitutions, improvements, accessories, attachments and additions thereto and therefor, and all proceeds, if any (all of the foregoing being hereinafter referred to as the "Collateral").

  2. The security interest in the Collateral, as granted herein, shall secure the payment, performance and observance of all indebtedness, obligations and liabilities of any kind of Debtor, as principal, endorser, guarantor, surety or otherwise, to Secured Party, now existing or hereafter arising, direct or indirect (including without limitation, participations or interests of Secured Party in obligations of Debtor to others), acquired outright, by assignment, conditionally, or as collateral security from another, absolute or contingent, joint or several, secured or unsecured, due or not due, liquidated or unliquidated, arising by operation of law or otherwise, all instruments executed and delivered as evidence thereof, and all amendments, extensions and renewals of any of the foregoing (all of the said indebtedness, obligations and liabilities, and all instruments evidencing the same, are hereinafter jointly and severally referred to as the "Obligations"). Except as otherwise specifically provided in any note executed and delivered by Debtor and accepted by Secured Party or in any agreement executed by Debtor and Secured Party, all of the Obligations shall be payable upon demand.

  3. Debtor represents, warrants and covenants that: (a) the Collateral is and will be located at the addresses set forth on Schedule "A" (upon which is also set forth the name of the record owner(s) of all real estate upon which is located any of the Collateral and a description of such real estate), and without prior written notice to and written consent by Secured Party, none of the Collateral will be moved from its present location or from any other location to which any of the Collateral is moved with the written consent of Secured Party; (b) the Collateral is and will be used in Debtor's business and not for personal, family, household or farming use, and none of the loans or advances made to or for the account of Debtor by Secured Party were or are to be for the specific purpose of paying wages of employees of Debtor; (c) the Collateral, except as set forth on Schedule B hereto, is and will be owned by Debtor free and clear of all liens, security interests and encumbrances except as granted herein and as may be set forth in the affidavit of title, liens and security interests subjoined hereto; (d) Debtor will not assign, sell, mortgage, lease, transfer, pledge, grant a security interest in, encumber or otherwise dispose of or abandon any or all of the Collateral without the prior written consent of Secured Party; (e) Debtor will, at its own expense, keep the Collateral in first class repair, running and marketable condition, and without the prior written consent of Secured Party, Debtor will not alter or remove any identifying symbol or number upon the Collateral; (f) Debtor will use the Collateral with all reasonable care and caution, and in conformity with all applicable laws, ordinances and regulations; (g) Debtor will make payment or deposit when due of all taxes, assessments or contributions required by law (including without limitation any taxes required to be deducted and withheld from wages of employees of Debtor) which may be levied or assessed against Debtor or with respect to any of the Collateral or the Obligations; (h) Secured Party shall at all times have access to and right of inspection of the Collateral and any papers, instruments and records pertaining thereto (and the right to make extracts therefrom and to receive originals or true copies thereof); (i) Debtor will not permit any of the Collateral to be or become a part of or affixed to real property without prior notice to Secured Party, and without first making all arrangements and delivering to Secured Party all instruments and documents requested by Secured Party (including without limitation, instruments of waiver or subordination by landlords and real property mortgagees of statutory and non-statutory liens and rights of distraint) for the purpose of perfecting, preserving and protecting the security interest granted herein against all persons; (j) Debtor assumes all responsibility and liability arising from the use of the Collateral and Debtor, at its own expense, will insure the Collateral in the name of and with loss or damage payable to Secured Party, against loss or damage by fire (with extended coverage), theft, burglary, bodily injury and such other risks, with such companies and in such amounts as is required by Secured Party at any time; Debtor will maintain such insurance in effect and pay all premiums thereon, and Debtor shall deliver the original policies to Secured Party together with any certificates or other evidence satisfactory to Secured Party of compliance with these provisions (k)
Debtor will promptly notify Secured Party of any loss or damage to any of the Collateral or arising from its use and Debtor hereby irrevocably appoints Secured Party as Debtor's lawful attorney-in-fact to institute any action or proceeding necessary for the recovery and collection of any moneys that may be due under the said policies of insurance, to discharge, compound or release any claims, to execute, acknowledge and deliver any instruments under said policies, to endorse Debtor's name to any check, draft or other instrument given in payment or liquidation of any claim under the said policies and to perform every other act and thing thereunder, such power of attorney being coupled with an interest; at its option, Secured Party may apply any insurance moneys received at any time to the cost of repairs to the Collateral and/or to payment of any of the Obligations, whether or not due, in any order Secured Party may direct, any surplus to be remitted to Debtor; (l) Upon request of Secured Party, at any time and from time to time, Debtor shall, at its sole expense, execute and deliver to Secured Party one or more financing or other statements pursuant to the Uniform Commercial Code (hereinafter referred to as the "UCC") and any other papers, documents or instruments requested by Secured Party in connection with this Security Agreement, and, to the extent permitted by applicable law, Debtor hereby authorizes Secured Party to execute and file at any time or times one or more financing or other statements under the UCC with respect to all or any part of the Collateral signed only by Secured Party; (m)
Debtor will, at its own expense, perform all acts, execute all documents, and furnish all information requested by
Secured Party at any time with respect to any matters referred to herein or to evidence, perfect, maintain and enforce
Secured Party's security in the Collateral, and Secured Party may in its discretion, for the account and expense of Debtor, pay any amount or do any act required of Debtor hereunder or requested by Secured Party to preserve, protect, maintain and enforce the Obligations or the primary security interest granted herein and which Debtor fails to do or pay, including without limitation the payment of any judgment or judgments against Debtor and any premiums on insurance policies, and all such amounts so paid by Secured Party for the account of Debtor shall be added to the Obligations and shall be repayable upon demand; (n) Secured Party may in its sole discretion, extend the time of payment, arrange for payment in installments or otherwise modify the terms of, or release, any of the Obligations and/or the Collateral, or any guarantor of the Obligations and/or any collateral securing same, without discharging or otherwise affecting the Obligations or the security interest granted herein;
(o) Debtor will promptly pay Secured Party any and all sums, costs and expenses which Secured Party may pay or incur in defending, protecting or enforcing the security interest granted herein or in enforcing payment of the Obligations or otherwise in connection with the provisions hereof, including, but not limited to all filing and recording fees and taxes and attorney's fees at the time the Secured Party retains counsel to collect any of the Obligations or to protect or enforce its security interest in the Collateral (which attorney's fees are hereby acknowledged by Debtor to be reasonable in amount), and all fees and all expenses for the service and filing of papers, premiums on bonds and undertakings, fees of marshals, sheriffs, custodians, auctioneers and others, and all other court costs and collection charges, all of which shall be part of the Obligations and shall be payable on demand; (p) at any time Secured Party may sell, pledge, negotiate, assign and deliver or otherwise dispose of any of the Obligations alone or together with any or all of the Collateral, whereupon
Secured Party shall be fully discharged from all responsibility and the transferee shall be vested with full powers and rights of Secured Party with respect thereto, but Secured Party shall retain all rights and powers with respect to any Collateral not assigned, transferred, sold, or otherwise disposed of.

  4. The occurrence of any one or more of the following events shall constitute an event of default ("Default") by Debtor under this Security Agreement: If Debtor or any endorser, guarantor or surety of or for any of the Obligations
(the Debtor and all such endorsers, guarantors, and sureties, if any, are jointly and severally referred to herein as "Obligors"): (a) if Debtor shall fail to pay to Secured Party when due any amounts owing to Secured Party under any Obligation, or shall breach any of the terms, covenants, conditions or provisions of this Agreement or any other agreement between the parties; (b) if any guarantor, endorser or other person liable on the Obligations shall die, terminate its guaranty or shall breach any of the terms, covenants, conditions or provisions of any guarantee, endorsement or other agreement of such person with, or in favor of, Secured Party; (c) if any representation, warranty, or statement of fact made to Secured Party at any time by or on behalf of Debtor is false or misleading in any material respect; (d) if Debtor shall become insolvent, is generally unable to pay its debts as they mature, files or has filed against it a petition in bankruptcy, liquidation or reorganization, or if a judgment(s) against Debtor plus judgement(s) against Behlman Electronics, Inc. which in the aggregate exceeds $50,000 remains unpaid, unstayed or undismissed for a period of more than five days, or if Debtor discontinues doing business for any reason, or if a custodian, receiver or trustee of any kind is appointed for it or any of its property; (e) if there is a change (by voluntary transfer, death or otherwise) in Debtor=s controlling stockholders or owners; (f) if at any time Secured Party shall, in its sole discretion, reasonably exercised, consider the Obligations insecure or any part of the Receivables unsafe, insecure or insufficient and Debtor shall not on demand furnish other collateral or make payment on account, satisfactory to Secured Party; or
(g) if there shall occur any loss, theft, substantial damage to or destruction of any of the Collateral, or the making of any levy upon, seizure or attachment of any of the Collateral; if dispossess proceedings are commenced against Debtor;
if judgment(s) obtained against any of the Obligors (including, without limitation, Behlman) in any court exceed
$50,000 in the aggregate; if any proceeding, procedure or remedy supplementary to or in enforcement of judgment shall be commenced against, or with respect to any property of any of the Obligors; if any of the Obligors (being a natural person or any general partner of an Obligor which is a partnership) shall die or (being a partnership or corporation) shall be dissolved; if the usual business of any of the Obligors shall be terminated or suspended; or if any of the Obligors shall become insolvent (however defined or evidenced) or commit an act of bankruptcy, or make an assignment for the benefit of creditors or appoint a committee of creditors, or make or send notice of an intended bulk transfer, or if there shall be convened a meeting of the creditors or principal creditors of any of the Obligors; or if there shall be filed by or against any of the Obligors any petition for any relief under the bankruptcy laws of the United
States now or hereafter in effect or under any insolvency, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity); or if any petition or application to any court or tribunal, at law or in equity be filed by or against any of the Obligors for the appointment of any receiver or trustee for any of the obligors or any part of the property of any of them or if any such receiver or trustee be appointed; or if at any time Secured Party shall, in its sole discretion, consider the Obligations insecure or any part of the Collateral unsatisfactory or insufficient. Upon the occurrence of any Default and at any time thereafter, Secured Party may, without notice to (except as herein set forth) or demand upon Debtor, declare any part or all of the Obligations immediately due and payable and Secured Party shall have the following rights and remedies in addition to all other rights and remedies of a secured party under the UCC, all such rights and remedies being cumulative and enforceable alternatively, successively, or concurrently: Secured Party may, at any time or times, with or without judicial process and the assistance of others, enter upon any premises on which any of the Collateral may be located and, without interference by Debtor, take possession of the Collateral and/or dispose of any part or all of the Collateral on any premises of Debtor; and/or require Debtor, at Debtor's expense, to assemble and make available to Secured Party any part or all of the Collateral at any place and time designated by Secured Party and reasonably convenient to both parties; and/or remove any or all of the Collateral from any premises on which the same may be located for the purpose of effecting sale or other disposition thereof or for any other purpose (and if any of the Collateral consists of motor vehicles, Secured Party may use Debtor's license plates); and/or sell, resell, lease, assign and deliver, grant options for or otherwise dispose of any or all of the Collateral in its then condition or following any commercially reasonable preparation or processing, at public or private sale or proceedings, by one or more contracts, in one or more parcels, at the same or different times, at any places, with or without leaving the Collateral at the place of sale or other disposition, for cash and/or credit, upon any terms, and to such persons, firms or corporations as Secured Party deems best, all without demand for performance or any notice or advertisement whatsoever except that where an applicable statute requires reasonable notice of sale or other disposition Debtor hereby agrees that the sending of five days' notice, by ordinary mail, postage prepaid, to any address of Debtor set forth in this Security Agreement, of the place and time of any public sale or of the time after which any private sale or other intended disposition is to be made shall be deemed reasonable notice thereof. If any of the Collateral is sold by Secured Party upon credit or for future delivery, Secured
Party shall not be liable for the failure of the purchaser to pay for same and in such event Secured Party may resell or otherwise dispose of such Collateral. Secured Party may apply the cash proceeds actually received from any sale or other disposition to the costs and expenses in connection therewith, including the expenses of retaking, holding, preparing for sale, selling or otherwise disposing of the Collateral, to reasonable attorney's fees, and all other expenses which may be incurred by Secured Party in attempting to collect the Obligations, proceed against the Collateral or otherwise enforce this Security Agreement, or in the prosecution or defense of any action or proceeding related to the Obligations or this Security Agreement; and the balance of such cash proceeds actually received shall be applied to the Obligations in such order and as to principal and interest as Secured Party may desire; and Debtor shall remain liable and will pay Secured Party on demand any deficiency remaining, together with any charges specified herein or in any instruments evidencing any of the Obligations and the balance of any expenses unpaid, with any surplus to be paid to Debtor subject to any duty of Secured Party imposed by law in favor of the holder of any subordinate security interest in the Collateral known to Secured Party.

  5. As collateral security for the Obligations, Debtor also hereby grants to Secured Party a continuing lien upon and security interest in any and all moneys, securities and other property of Debtor, other than real property, and the proceeds thereof, now or hereafter owned by Debtor and held or received by or in transit to, Secured Party, from or for Debtor, whether for custody, pledge, transmission, collection or otherwise, and any and all deposits and credits of Debtor with, and any and all claims of Debtor against, Secured Party, at any time existing. Upon the occurrence of any Default, the Secured Party is authorized at any time and from time to time without notice to Debtor to setoff, appropriate and apply any or all of such securities, property, other than real property, deposits, claims and credits, to the payment of any of the Obligations. Any and all other property, other than real property, now or hereafter owned by Debtor, in or upon which Secured Party at any time has a security interest or lien, shall be collateral security for all of the Obligations.

  6. Upon the occurrence of any Default, Debtor shall pay to Secured Party, as liquidated damages and as part of the Obligations, a charge at the rate of two per cent per month upon the unpaid balance of the Obligations from the date of Default until the date of full payment of the Obligations, but in no event shall such rate exceed the Maximum Rate, as such term is defined in the Financing Agreement dated January 8, 2001.

  7. Secured Party shall not be deemed to assume any responsibility for or obligation or duty with respect to any part or all of the Collateral, or any matter or proceedings arising out of or relating thereto, and the same shall be at Debtor's sole risk at all times. Secured Party shall not be required to take any action of any kind to collect, preserve, or protect its or Debtor's rights in the Collateral or against other parties thereto. The grant herein of a security interest in proceeds of the Collateral shall not be deemed a waiver or release of the covenant by Debtor not to sell or otherwise dispose of any of the Collateral without the prior written consent of Secured Party. Debtor hereby releases Secured
Party from any claims, causes of action and demands at any time arising out of or with respect to this Security
Agreement, the Obligations, the use of the Collateral and/or any actions taken or omitted to be taken by Secured Party with respect thereto, and Debtor agrees to hold Secured Party harmless from and with respect to any and all such claims, causes of action and demands. Secured Party's prior recourse to any part or all of the Collateral shall not constitute a condition of any demand, suit or proceeding for payment or collection of the Obligations, nor shall any demand, suit or proceeding for payment or collection of the Obligations constitute a condition of any recourse by Secured Party to the Collateral. Any suit or proceeding by Secured Party to recover any of the Obligations shall not be deemed a waiver of or bar against, subsequent proceedings by Secured Party with respect to any other Obligations and/or with respect to the Collateral. No act, failure or delay by Secured Party shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by Secured Party of any covenant, warranty, representation, Default or right or remedy which Secured Party may have shall operate as a waiver of any other covenant, warranty, representation, Default, right or remedy or of the same covenant, warranty, representation, Default, right or remedy on a future occasion. Debtor waives presentment, notice of dishonor, protest and notice of protest of all instruments included in or evidencing any of the Obligations or the Collateral, and any and all notices or demands whatsoever (except as expressly provided herein). In the event of any litigation with respect to any matter connected with this Security Agreement, the Obligations or the Collateral, Debtor waives all rights to a trial by jury, and all defenses (including but not limited to any defense of the statute of limitations), rights of setoff and counterclaim of any nature. Debtor hereby irrevocably consents to the jurisdiction of the Courts of the State of New York and of any Federal Court located in such State in connection with any action or proceeding arising out of or relating to any or all of the Obligations and/or this Security Agreement. In any such litigation Debtor waives personal service of any summons, complaint or other process, and agrees that the service thereof may be made by certified or registered mail directed to Debtor at its chief place of business set forth in this Agreement. Within thirty days after such mailing, the Debtor so served shall appear and answer to such summons, complaint or other process. Should the Debtor so served fail to appear or answer within said thirty day period, the Debtor shall be deemed in default and judgment may be entered by Secured Party against the Debtor for the amount or other relief as demanded in any summons, complaint or other process so served. No provision of this Security Agreement or the Obligations shall be modified, altered, limited, waived, released or terminated by any act or omission to act or any course of dealing or usage of trade or otherwise, except by a written instrument expressly referring thereto and executed by the party to be charged. The execution and delivery of this Security Agreement has been authorized by the Board of Directors of Debtor (if a corporation) and by any necessary vote or consent of stockholders of Debtor. This Security Agreement and all Obligations shall be binding upon the heirs, executors, administrators, successors, and assigns of Debtor, and shall, together with the rights and remedies of Secured Party hereunder, inure to the benefit of Secured Party, its successors, endorsees and assigns.
Debtor, if more than one, shall be jointly and severally liable hereunder. This Security Agreement and the Obligations shall be governed in all respects by the laws of the State of New York. All terms used herein shall have the meanings as defined in the New York Uniform Commercial Code. If any term of or schedule to this Security Agreement shall be held to be incomplete, invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby. Secured Party is authorized to annex hereto any schedules referred to herein. Debtor has received and read a copy of this Security Agreement.

IN WITNESS WHEREOF, the undersigned Debtor has executed this Security Agreement in the State of New York on January 8, 2001.
ORBIT INTERNATIONAL CORP.

By:___________________________
   President

By:___________________________
   Secretary



STATE OF NEW YORK
     ss.
COUNTY OF NEW YORK

  On December ___, 2001 before me personally appeared Dennis Sunshine and Harlan Sylvan to me known, who, being by me severally duly sworn, did each for himself depose and say; that they are respectively the President and Secretary of the corporation described in and which executed the foregoing instrument; that they know the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation and that they signed their names thereto by like order.

___________________________
Notary Public



                               Schedule A

  The following are all of the locations of the Collateral:

80 Cabot Court, Hauppauge, NY 11788

ORBIT INTERNATIONAL CORP.

By:___________________________
   President


By:___________________________
   Secretary



                          CORPORATE AFFIDAVIT
STATE OF NEW YORK
                  ss.
COUNTY OF NEW YORK

Dennis Sunshine and Harlan Sylvan each for himself being duly sworn, deposes and says that: they reside respectively at 32 Ryder Avenue, Dix Hills, NY and at 19 Ensign Lane, Massapequa, NY and are respectively President and
Secretary of ORBIT INTERNATIONAL CORP.; they are over twenty-one years of age; said corporation is the sole owner and in possession of the Collateral mentioned and described in the foregoing Security Agreement and has the sole right and lawful authority to grant a security interest therein; the said Collateral and each and every part thereof is now free and clear of and from any and all liens, encumbrances and security interests of whatsoever nature or description except
NONE;
the following are the locations of all places of business of said corporation 80 Cabot Court, Hauppauge, NY 11788;
there are no judgments against said corporation in any Court of any State or of the United States; there is no attachment or execution now outstanding against said corporation; no receiver of said corporation has ever been appointed or applied for; there are no bankruptcy, arrangement or reorganization proceedings pending against or with respect to it, nor have any ever been taken by or against it, nor has it ever been adjudged a bankrupt or debtor in any such proceedings; no assignment for the benefit of creditors has been made by it; said corporation is solvent and justly indebted to the Secured Party within named in the amount set forth in this Security Agreement; the security interest is for value received and there are no claims, offsets or defenses against the Obligations or the Collateral; and deponents have read the foregoing Security Agreement and know the contents thereof and that same is true and accurate in every respect. Deponents further state that this affidavit is made for the purpose of inducing the Secured Party in the foregoing Security Agreement to give to Debtor the credit mentioned in the foregoing Security Agreement, knowing full well that Secured Party relies upon the truth of said representations.

_________________________

___________________________


Sworn to before me this January ___, 2001

________________________
Notary Public




                         CERTIFIED RESOLUTIONS

  The undersigned, being respectively President and Secretary of ORBIT INTERNATIONAL CORP.
a Delaware, Corporation having its principal offices at 80 Cabot Court, Hauppauge, NY 11788, hereby
CERTIFY that at a meeting of the Board of Directors of said corporation duly called and held, in accordance with the by-laws of said corporation and all applicable laws, on the March 30, 2001 , quorum being present and voting throughout, the following resolutions were unanimously adopted and recorded in the minute books of said corporation and do not contravene any provision of its corporate charter or by-laws and are now in full force and effect without revocation or change;
"RESOLVED:
1. That any one or more of the officers of this corporation be and each of them hereby is authorized and directed, in the name and on behalf of this corporation: (a) to generally borrow money and obtain credit for this corporation from time to time from Rosenthal & Rosenthal, Inc. ("Rosenthal") upon terms and conditions,. as to rates of interest, discounts, premiums and otherwise, satisfactory to Rosenthal; (b) to execute and deliver to Rosenthal a promissory note or notes, in form and substance satisfactory to
Rosenthal, as evidence of such borrowing or borrowings, containing such terms and conditions as to rates of interest, discounts, premiums and otherwise as Rosenthal may require and as any officer of this corporation may approve, such approval being conclusively evidenced by the execution and delivery of such promissory note or notes by any officer of the corporation; (c) to grant a security interest to
Rosenthal in any or all personal property now owned and hereafter acquired by this corporation, including without limitation all machinery, equipment, furniture and fixture (if any) now owned and hereafter acquired by this corporation, wherever located, and all replacements, substitutions, additions and improvements thereto and thereof, and all proceeds,. if any, of the foregoing, as collateral security for the payment performance, observance and fulfillment by this corporation of any and all indebtedness, obligations and liabilities of any kind of this corporation, as principals, endorser, guarantor, surety or otherwise, to Rosenthal, now existing and hereafter arising, direct or indirect, (including without limitation, participation or interest of Rosenthal in obligations of this corporation to others), acquired outright, by assignment, conditionally, or as collateral security from another, fixed or contingent, joint or several, due or not due,. liquidated or unliquidated, arising by operation of law or otherwise, and all instruments executed and delivered as evidence thereof, which security interest shall be upon such terms and conditions as Rosenthal may require; (d) execute and deliver to Rosenthal a security agreement or agreements and financing statements, in form and substance satisfactory to Rosenthal, granting such security interest to Rosenthal, containing such terms and conditions as Rosenthal may require and as any officer of this corporation may approve, such approval being conclusively evidenced by the executions and delivery of such security agreement by any officer of this corporation; and (e) to execute and deliver to Rosenthal, from time to time any and all other papers, documents, instruments, notices, certificates and financing statements under the Uniform Commercial Code or otherwise, in connection with or in implementation of the foregoing resolutions or in amendment, modification or supplement of and to the said promissory note or notes, security agreement or agreements and financing statements, the same to be in form and substance satisfactory to Rosenthal, and to do all other acts necessary desirable to effectuate the foregoing resolutions.

2. That the Secretary or any Secretary of this corporation alone or jointly with any other officer of this corporation, is hereby authorized to certify and deliver to Rosenthal for in the name of this corporation and under the seal thereof, copies of these resolutions."
  AND we further CERTIFY that the Certificate of Incorporation of the corporation and all amendments thereto, if any, and the By-Laws of this corporation, do not provide that the vote or consent of shareholders is required to authorize any or all of the transactions referred to in the foregoing
Resolutions;

  AND we further CERTIFY that, from our examination of the minute book and other pertinent records of this corporation now in our possession, and of our own knowledge, the following named persons constitute all of the officers of this corporation presently serving as such and that adjacent to each name is the genuine signature of each such officer:

OFFICE         NAME                SIGNATURE

President        Dennis Sunshine             _______________________

Secretary        Harlan Sylvan               _______________________

  IN WITNESS WHEREOF, we have hereunto set our hands and affixed the seal of this corporation, this January 8, 2001

Corp. Seal

____________________________
President

____________________________
Secretary

STATE OF New York
               ss.:
COUNTY OF New York
  On this___________________ 2001, before me personally came Dennis Sunshine and Harlan Sylvan to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged that he executed the same.

_______________________________
      Notary Public

Exhibit 10 (k) Financing Agreement dated January 8, 2001 between Behlman Electronics, Inc. and Rosenthal &
          Rosenthal, Inc. including exhibits and schedules thereto.

ROSENTHAL & ROSENTHAL, INC.

                            Financing Agreement

AGREEMENT dated January 8, 2001 between BEHLMAN ELECTRONICS, INC.
("BORROWER"), a
corporation duly organized and presently existing in good standing under the laws of the State of Delaware whose chief executive office is at 80 Cabot Court, Hauppauge, NY 11788, and ROSENTHAL &
ROSENTHAL, INC. ("LENDER"), a New York corporation with an address at 1370 Broadway, New York,
New York 10018.

      Borrower desires to obtain loans and other financial accommodations from Lender on a revolving basis upon the security of the "Collateral" as herein defined. Now, therefore, Borrower and Lender agree as follows.

SECTION 1 DEFINITIONS

      As used in this Agreement, these terms shall have the following meanings which shall be applicable to both the singular and plural forms of such terms.



     1.1 "ACCOUNT DEBTOR" shall mean the account debtor with respect to a Receivable and any other Person who is obligated on such Receivable.

     1.2 "AFFILIATE" of a party shall mean any entity controlling, controlled by, or under common control with, the party, and the term "controlling" and such variations thereof shall mean ownership of a majority of the voting power of a party.

     1.3 "BUSINESS DAY" shall mean a day on which Lender and major banks in New York City are open for the regular transaction of business.

     1.4 ADEFAULT@ shall have the meaning provided in section 8.1 hereof.

     1.5 AEFFECTIVE RATE@ shall have the meaning provided in Section 3.1 hereof.

     1.6 "ELIGIBLE RECEIVABLES" shall mean Receivables created by Borrower in the regular course of its business which are and at all times shall continue to be acceptable to Lender in all respects. Standards of eligibility may be fixed and revised from time to time solely by Lender in its exclusive judgment. In determining eligibility Lender may, but need not, rely on ageings, reports and schedules of Receivables furnished by
Borrower, but reliance thereon by Lender from time to time shall not be deemed to limit Lender's right to revise standards of eligibility at any time. In general, a Receivable shall not be deemed eligible unless the Account
Debtor on such Receivable is and at all times continues to be acceptable to Lender and unless each Receivable complies in all respects with the representations, covenants and warranties hereinafter set forth.

     1.7 "ELIGIBLE INVENTORY" shall mean Inventory owned by Borrower in the regular course of its business which is and at all times shall continue to be acceptable to Lender in all respects. Standards of eligibility may be fixed and revised from time to time solely by Lender in its exclusive judgment. In determining eligibility, Lender may, but need not, rely on certificates of inventory and reports furnished by Borrower, but reliance thereon by
Lender from time to time shall not be deemed to limit Lender's right to revise standards of eligibility at any time.
In general, Inventory shall not be deemed eligible unless it complies in all respects with the representations, covenants and warranties hereinafter set forth, made by Borrower with respect thereto.

     1.8 AGAAP@ shall mean generally accepting accounting principles in the United States of America as in effect from time to time as set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and the elements and pronouncements of the Financial
Accounting Standards Board which are applicable to the circumstances as of the date of determination consistently applied.

     1.9 "INVENTORY" shall mean Inventory as defined in the Inventory Security Agreement executed by
Borrower in favor of Lender.

     1.10 AINVENTORY ADVANCE PERCENTAGE@ shall mean the Inventory Advance Percentage as defined in section 2.1 hereof.

     1.11  "LOAN ACCOUNT" shall mean the Loan Account as described in Section
2.1 hereof.

     1.12 AMARGIN@ shall mean ONE AND THREE QUARTER percent (1.75%) per annum.

     1.13 AMAXIMUM CREDIT FACILITY@ shall mean $1,000,000.

     1.14  "MAXIMUM RATE" shall have the meaning provided in Section 9.2 hereof.

     1.15 "NET AMOUNT OF ELIGIBLE RECEIVABLES" shall mean the gross amount of Eligible Receivables less sales, excise or similar taxes, returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding or claimed, and less (without duplication) all amounts payable by any Account
Debtor on Eligible Receivables if any Eligible Receivable of such Account Debtor is unpaid more than ninety
(90) days following its invoice date.

     1.16 "OBLIGATIONS" shall mean all obligations, liabilities and indebtedness of Borrower to Lender or an Affiliate of Lender, however evidenced, arising under this Agreement, under any other or supplemental financing provided to Borrower by Lender or an Affiliate of Lender, or independent hereof or thereof, whether now existing or incurred from time to time hereafter and whether before or after termination hereof, absolute or contingent, joint or several, matured or unmatured, direct or indirect, primary or secondary, liquidated or unliquidated, and whether arising directly or acquired from others (whether acquired outright, by assignment unconditionally or as collateral security from another and including, without limitation, participations or interest of Lender in obligations of Borrower to others), and including (without limitation) all of Lender's charges, commissions, fees, interest, expenses, costs and attorneys' fees chargeable to Borrower in connection therewith.

     1.17 "OVER-ADVANCE " shall mean any portion of all loans and advances which on any day exceeds (a) the product of the Receivables Advance Percentage multiplied by the Net Amount of Eligible Receivables, plus
(b) the product of the Inventory Advance Percentage multiplied by the Eligible Inventory.

     1.18 APERSON@ shall mean any person, firm, corporation, partnership, limited liability company, association, company, trust, estate, custodian, nominee or other individual or entity.

     1.19 "PRIME RATE" shall mean the prime rate from time to time publicly announced in New York City by The Chase Manhattan Bank.

     1.20 "RECEIVABLES" shall mean all obligations to Borrower for the payment of money arising out of the sale of goods or the rendering of services by Borrower, now existing or hereafter arising, however evidenced, including without limitation all accounts, contract rights, general intangibles, documents, chattel paper and instruments (as each of such terms is defined in the New York Uniform Commercial Code).

     1.21 "RECEIVABLE ADVANCE PERCENTAGE" shall mean the Advance Percentage as defined in Section 2.1 hereof.


SECTION 2 LOANS

     2.1 Lender shall, in its discretion, make loans to Borrower from time to time, at Borrower's request, which loans in the aggregate shall not exceed the lesser of (i) eighty percent (80%) (the "Receivables Advance
Percentage") of the Net Amount of Eligible Receivables which have been validly assigned to Lender and in which Lender holds a perfected security interest pursuant to the terms hereof ranking prior to and free and clear of all interests, claims, and rights of others; or (ii) the Maximum Credit Facility . The making of any loan in excess of the percentages set forth above shall not be deemed to modify such percentage or create any obligation to make any further such loan. All loans (and all other amounts chargeable to Borrower under this Agreement or any supplement hereto) shall be charged to a Loan Account in Borrower's name on Lender's books. Lender shall render to Borrower each month a statement of the Loan Account (and all credits and charges thereto) which shall be considered correct and accepted by Borrower and conclusively binding upon Borrower as an account stated except to the extent that Lender receives a written notice by registered mail of Borrower's exceptions within 30 days after such statement has been mailed by ordinary mail to Borrower.

SECTION 3 LENDER'S CHARGES

     3.1 Borrower agrees to pay to Lender each month interest (computed on the basis of the actual number of days elapsed over a year of 360 days) on the average daily balances in the Loan Account during the preceding month at a rate (the AEffective Rate@)equal to the Prime Rate plus the Margin. The Effective Rate above shall increase or decrease by one-quarter of one per cent (1/4 of 1%) per annum for each increase or decrease, respectively, of one-quarter of one per cent (1/4 of 1%) per annum in the Prime Rate; and provided further, that no decrease in the Prime Rate below 6% per annum shall be given any effect. Any change in the Effective Rate due to a change in the Prime Rate shall take effect on the date of such change in the Prime Rate.

     3.2 Borrower shall pay to Lender an annual facility fee in the amount of one half of one percent (2 of 1%) of the Line of Credit payable at (a) the closing date and (b) on each Renewal Date thereafter.

     3.3 Should Lender arrange to open Letters of Credit or issue guaranties for Borrower's account,
Borrower agrees to pay Lender an amount equal to 1/2 of 1% of the face amount of such Letters of Credit or guaranties, plus an additional 1/4 of 1% for each 30 days or portion thereof that the Letter of Credit (or any resulting acceptance) or guaranty remains open and unpaid, plus bank charges.

     3.4 A statement of all of Lender's charges shall accompany each monthly statement of the Loan Account and such charges shall be payable by Borrower within 5 days after receipt of such statement. In lieu of the separate payment of charges, Lender at its option, shall have the right to debit the amount of such charges to Borrower's Loan Account, which charges shall be deemed to be first paid by amounts subsequently credited to the Loan Account. As more fully provided in Section 9.2 hereof, in no event shall the interest charges hereunder exceed the Maximum Rate.

SECTION 4 SECURITY INTEREST IN COLLATERAL

     4.1 As security for the prompt performance, observance and payment in full of all of the Obligations, Borrower grants to Lender a security interest in, a continuing lien upon and a right of setoff against, and
Borrower hereby assigns, transfers, pledges and sets over to Lender (collectively, including any other assets of Borrower in which Lender may be granted a security interest, the "Collateral"): (i) all Receivables (whether or not Eligible Receivables and whether or not specifically listed on any schedules, assignments or reports furnished to Lender), (ii) all of Borrower's property, and the proceeds thereof, now or hereafter held or received by or in transit to Lender or held by others for Lender's account, including any and all deposits, balances, sums and credits of Borrower with, and any and all claims of Borrower against, Lender, at any time existing, but specifically not including any real property, (iii) all credit insurance policies, and all other insurance and all guarantees relating to the Receivables or other Collateral, (iv) all books, records and other general intangibles evidencing or relating to Receivables or other Collateral; all deposits, or other security for the obligation of any person under or relating to Receivables, all of the Borrower's rights and remedies of whatever kind or nature it may hold or acquire for the purpose of securing or enforcing Receivables; all right, title and interest of the Borrower in and to all goods relating to, or which by sale have resulted in, Receivables, including goods returned by or reclaimed or repossessed from Account Debtors and all goods described in copies of invoices delivered by
Borrower to Lender; all rights of stoppage in transit, replevin, repossession and reclamation and all other rights and remedies of an unpaid vendor or lienor, and all proceeds of any Letter of Credit naming Borrower as beneficiary and which provides for, guarantees or assures the payment of any Receivable; (v) all general intangibles whether or not arising out of the sale of goods or rendition of services, and including without limitation choses in action, causes of action, tax refunds (and claims), and reversions from terminated pension plans; and (vi) all proceeds of such Collateral, in any form, including, without limitation, cash, non-cash items, checks, notes, drafts and other instruments for the payment of money. Such security interest in favor of Lender shall continue during the term of this Agreement and until payment in full of all Obligations, whether or not this Agreement shall have sooner terminated.

     4.2 At Lender's request, Borrower will mark its ledger cards, books of account and other records relating to Receivables with appropriate notations satisfactory to Lender disclosing that the Receivables have been assigned to Lender and will provide Lender with confirmatory assignment schedules in form satisfactory to
Lender, copies of customers' invoices, evidence of shipment or delivery, and such further information as Lender may require. Borrower will take any and all steps and observe such formalities as Lender may request from time to time to create and maintain in Lender's favor a valid and first lien upon, security interest in and pledge of all of Borrower's Receivables and all other Collateral, including without limitation by way of filing financing statements and other notices and amendments and renewals thereof that may be requested by Lender to maintain such security interest in and pledge of the Collateral.

SECTION 5 CUSTODY AND INSPECTION OF COLLATERAL AND RECORDS;
     COLLECTION AND HANDLING OF COLLATERAL

     5.1 Until Borrower's authority so to do is terminated at any time by notice from Lender, Borrower will, at its own expense and on Lender's behalf, collect as Lender's property and in trust for Lender all payments and prepayments on Receivables, and shall not commingle such collections with Borrower's own funds. As to all moneys so collected, including all prepayments by customers, Borrower shall on the day received remit all such collections to Lender in the form received. All amounts collected on Receivables when received by Lender shall be credited to Borrower's Loan Account, adding three Business Days for collection and clearance of remittances.
Such credits shall be conditional upon final payment to Lender. Nothing contained in this Section 5.1, or otherwise in the Agreement, shall be deemed to reduce Lender=s rights and powers pursuant to Section 7 of this Agreement.

     5.2 All records, ledger sheets, correspondence, contracts and documentation relating to or evidencing
Receivables shall, until delivered to Lender or removed by Lender from Borrower's premises, be kept on
Borrower's premises, without cost to Lender, in appropriate containers in safe places, bearing suitable legends identifying them and all related files, containers, receptacles and cabinets as being under Lender's dominion and control. Lender shall at all reasonable times have full access to and the right to examine and make copies of Borrower's books and records, to confirm and verify all Receivables assigned to Lender and to do whatever else
Lender deems necessary to protect its interest. Lender may at any time remove from Borrower's premises, or require Borrower to deliver any contracts, documentation, files and records relating to Receivables, or Lender may, without cost or expense to Lender, use such of Borrower's personnel, supplies and space at Borrower's places of business as may be reasonably necessary for collection of Receivables.

     5.3 Borrower will immediately upon obtaining knowledge thereof report to Lender all reclaimed, repossessed or returned merchandise, Account Debtor claims and any other matter affecting the value, enforceability or collectibility of Receivables. Any merchandise reclaimed or repossessed by or returned to
Borrower will, at the cost and expense of Borrower, be set aside, marked with the name of the Lender and will be held by Borrower for the account of Lender and subject to Lender's security interest. All claims and disputes relating to Receivables are to be promptly adjusted by Borrower with the prior approval of Lender and within a reasonable time, at its own cost and expense. Lender may, at its option, settle, adjust or compromise claims and disputes relating to Receivables which are not adjusted by Borrower within a reasonable time.

     5.4 Borrower shall reimburse Lender on demand for all costs of collection incurred by Lender in efforts to enforce payment of Receivables, recovery of or realization upon any other Collateral, including attorneys' fees and the fees and commissions of collection agencies. All and any fees, costs and expenses, of whatever kind and nature, including taxes of any kind, which Lender may incur in filing public notices (including appraisal fees and advertising costs), and the reasonable charges of any attorney whom Lender may engage in preparing and filing documents, making title or lien examinations and rendering opinion letters, as well as expenses incurred by
Lender (including all attorneys' fees and including Lender's out of pocket expenses in conducting periodic field examinations of Borrower and the collateral plus Lender's prevailing per diem charge for each of its examiners in the field and office, now $750 per person per day), in protecting, maintaining, preserving, enforcing or foreclosing the pledge, lien and security interest granted to Lender hereunder, whether through judicial proceedings or otherwise, or enforcing or collecting the Receivables, or recovery of or realization upon any other
Collateral, or in defending or prosecuting any actions or proceedings arising out of or related to its transactions with Borrower, including actions or proceedings which may involve any person asserting a priority or claim with respect to the Collateral, shall be borne and paid for by Borrower on demand, shall constitute part of the
Obligations and may at Lender's option be charged to Borrower's Loan Account.

SECTION 6 REPRESENTATIONS, COVENANTS AND WARRANTIES

     As an inducement to Lender to enter into this Agreement, Borrower represents, covenants and warrants
(which shall survive the execution and delivery of this Agreement) that:

     6.1 Borrower is a corporation duly organized and presently existing in good standing under the laws of the State of Delaware and is duly qualified and existing in good standing in every other state in which the nature of Borrower's business requires it to be qualified.

     6.2 The execution, delivery and performance of this Agreement are within the corporate powers of
Borrower, have been duly authorized by appropriate corporate action and are not in contravention of the terms of Borrower's charter or by-laws or of any indenture, agreement or undertaking to which Borrower is a party or by which it may be bound. Borrower warrants that it is and covenants that it shall remain solvent at all times while this Agreement is in effect.

     6.3 Borrower is and shall be, with respect to all Inventory, the owner thereof free from any lien, security interest or encumbrance of any kind, except in favor of Lender. No Receivable or any other Collateral, except as set forth on Schedule A hereto, has been or shall hereafter be assigned, pledged or transferred to any person other than the Lender or in any way encumbered or subject to a security interest except to Lender and Borrower shall defend the same against the claims of all persons.

     6.4 Borrower's books and records relating to the Receivables are maintained at the office referred to below. Except as otherwise stated below, the principal executive office of Borrower is located at such address and has been so located on a continuous basis for not less than six months. Borrower shall not change such location without Lender's prior written consent, and, upon making any such change, Borrower agrees to execute any additional financing statements or other documents or notices which Lender may require.

     6.5 All loans and advances requested by Borrower under this Agreement shall be used for the general corporate and business purposes, including working capital purposes, of Borrower and shall in no event be requested or used by Borrower for the specific purpose of paying wages of the employees of Borrower.

     6.6 Borrower shall maintain its shipping forms, invoices and other related documents in a form satisfactory to Lender and shall maintain its books, records and accounts in accordance with sound accounting practice. Borrower agrees to furnish Lender with balance sheets, statements of profit and loss, interim financial statements, cash flow projections accounts receivable agings (i) weekly not later than Wednesdays of each week, covering the period through Friday of the previous week; and (ii) monthly, not later than the 10th of each month covering the previous month and such other information regarding the business affairs and financial condition of
Borrower as Lender may from time to time reasonably request, including, audited statements within 105 days after the end of each quarterly period of each fiscal year of Borrower, in such detail and scope as Lender may require, prepared and certified by independent Certified Public Accountants acceptable to Lender, an unaudited financial statement prepared on a reviewed basis within 50 days after the end of each second quarter of
Borrower, prepared by independent Certified Public Accountants acceptable to Lender. All such statements and information shall fairly present the financial condition of Borrower as of the dates, and the results of its operations for the periods, for which the same are furnished.

     6.7 Borrower shall duly pay and discharge all taxes, assessments, contributions and governmental charges upon or against it or its properties or assets prior to the date on which penalties attach thereto. Borrower shall be liable for any tax (excluding a tax imposed on the overall net income of Lender) imposed upon any transaction under this Agreement or giving rise to the Receivables or which Lender may be required to withhold or pay for any reason and Borrower agrees to indemnify and hold Lender harmless with respect thereto, and to repay Lender on demand the amount thereof, and until paid by Borrower shall be added to the Obligations secured hereunder, and may at Lender's option be charged to Borrower's Loan Account.

     6.8 With respect to each Receivable, Borrower hereby represents and warrants that: each Receivable represents a valid and legally enforceable indebtedness based upon an actual and bona fide sale and delivery of property or rendition of services in the ordinary course of Borrower's business which has been finally accepted by the Account Debtor and for which the Account Debtor is unconditionally liable to make payment of the amount stated in each invoice, document or instrument evidencing the Receivable in accordance with the terms thereof, without offset, defense or counterclaim; to the best of Borrower=s knowledge each Receivable will be paid in full at maturity; all statements made by Borrower and all unpaid balances appearing in any invoices, documents, instruments and statements of account describing or evidencing the Receivables are true and correct and are in all respects what they purport to be and all signatures and endorsements of Borrower that appear thereon are genuine and all signatories and endorsers of Borrower have full capacity to contract; nothing has come to
Borrower=s attention which indicates that any Account Debtor owing a Receivable and each guarantor, endorser or surety of such Receivable is not solvent or is financially unable to pay in full the Receivable when it matures;
and all recording, filing and other requirements of giving public notice under any applicable law have been duly complied with.

     6.9 Borrower shall until payment in full of all Obligations to Lender and termination of this Agreement
(a) cause to be maintained at the end of each fiscal quarter (ie, December, March, June, September), Tangible
Net Worth in an amount not less than $5,000,000 and (b) cause to be maintained at the end of each such fiscal quarter, Working Capital of not less than $4,250,000.

     For the purpose hereof the following terms shall have the following definitions:

     "CURRENT ASSETS" at a particular date shall mean cash, accounts receivable, and inventory of Borrower providing however, that such amounts shall not include any amounts for any indebtedness owing by any affiliate to Borrower.

     "CURRENT LIABILITIES" at a particular date shall mean all amounts which would, in conformity with
GAAP, be included under current liabilities on a balance sheet of Borrower, as at such date but in any event including without limitations, the amounts of (a) all indebtedness payable on demand, or at the option of the person or entity to whom such indebtedness is owed, not more than twelve (12) months after such date, (b) any payments in respect of any indebtedness (whether installment, serial maturity, sinking fund payment or otherwise) required to be made not more than twelve (12) months after such date, (c) all reserves in respect of liabilities or indebtedness payable on demand or, at the option of the person or entity to whom such indebtedness is owed, not more than twelve (12) months after such date, the validity which is not contested to such date, (d) all accruals for federal or other taxes measured by income payable within twelve
(12) months of such date and (e) all
outstanding indebtedness to Lender.

     "TANGIBLE NET WORTH" shall mean, at a particular date (a) the aggregate amount of all assets of
Borrower as may be properly classified as such in accordance with GAAP consistently applied excluding such other assets as are properly classified as intangible assets under GAAP, less
(b) the aggregate amount of all
liabilities of Borrower (excluding subordinated liabilities to Lender) determined in accordance with GAAP.

     "WORKING CAPITAL" shall mean the excess, if any, of Current Assets less Current Liabilities.


SECTION 7 SPECIFIC POWERS OF LENDER

     7.1 Borrower hereby constitutes Lender or its agent, or any other person whom Lender may designate, as Borrower's attorney, at Borrower's own cost and expense to exercise at any time all or any of the following powers which, being coupled with an interest, shall be irrevocable until all Obligations have been paid in full: (a) to receive, take, endorse, assign, deliver, accept and deposit, in Lender's or Borrower's name, any and all checks, notes, drafts, remittances and other instruments and documents relating to Receivables and proceeds thereof; (b) to receive, open and dispose of all mail addressed to Borrower and to notify postal authorities to change the address for delivery thereof to such address as Lender may designate; (c) to transmit to Account Debtors indebted on Receivables notice of Lender's interest therein and to request from such Account Debtors at any time, in Borrower's name or in Lender's or that of Lender's designee, information concerning the Receivables and the amounts owing thereon; (d) to notify Account Debtors to make payment directly to Lender; (e) to take or bring, in Borrower's name or Lender's, all steps, actions, suits or proceedings deemed by Lender necessary or desirable to effect collection of the Receivables; and (f) to sign on behalf of the Borrower one or more financing statements (or amendments to financing statements) under the Uniform Commercial Code. In addition, to the extent permitted by law, Lender may file one or more financing statements signed only by Lender, naming
Borrower as debtor and Lender as secured party and indicating therein the types or describing the items of collateral covered by this Agreement. Without limitation of any of the powers enumerated above, Lender is hereby authorized to accept and to deposit all collections in any form, relating to Receivables, received from or for the account of Account Debtors (whether such collections are remitted directly to Lender by Account
Debtors or are forwarded to Lender by Borrower), including remittances which may reflect deductions taken by
Account Debtors, regardless of amount, the Loan Account of Borrower to be credited only with amounts actually collected on Receivables in accordance with Section 5.1. Borrower hereby releases (i) any bank, trust company or other firm receiving or accepting such collections in any form, and
(ii) Lender and its officers,
employees and designees, from any liability arising from any act or acts hereunder or in furtherance hereof, whether of omission or commission, and whether based upon any error of judgment or mistake of law or fact.

SECTION 8 LENDER'S REMEDIES UPON BORROWER'S DEFAULT

     8.1 Borrower agrees that all of the loans and advances made by Lender under the terms of this
Agreement, together with all Obligations of Borrower as defined herein (unless otherwise provided in any instrument evidencing the same or agreement relating thereto), shall be payable by Borrower at Lender's demand at the office of Lender in New York, New York. In addition, all Obligations shall be, at Lender's option, due and payable without notice or demand upon termination of this Agreement or upon the occurrence of any one or more of the following events of default ("Default"): (a) if Borrower shall fail to pay to Lender when due any amounts owing to Lender under any Obligation, or shall breach any of the terms, covenants, conditions or provisions of this Agreement or any other agreement between the parties; (b) if any guarantor, endorser or other person liable on the Obligations shall die, terminate its guaranty or shall breach any of the terms, covenants, conditions or provisions of any guarantee, endorsement or other agreement of such person with, or in favor of, Lender which breach is not cured within ten (10) business days; (c) if any representation, warranty, or statement of fact made to Lender at any time by or on behalf of Borrower is false or misleading in any material respect; (d) if Borrower shall become insolvent, is generally unable to pay its debts as they mature, files or has filed against it a petition in bankruptcy, liquidation or reorganization (and in the event of a petition filed against it, such petition is not dismissed or stayed within ten (10) business days), or if judgment(s) against Borrower plus judgement(s) against Orbit International, Inc. (AOrbit@) which in the aggregate exceeds $50,000 remain unpaid, unstayed or undismissed for a period of more than five days, or if Borrower discontinues doing business for any reason, or if a custodian, receiver or trustee of any kind is appointed for it or any of its property; or (e) if there is a change
(by voluntary transfer, death or otherwise) in Borrower=s controlling stockholders or owners; (f) if at any time
Lender shall, in its sole discretion, reasonably exercised, consider the Obligations insecure or any part of the Receivables unsafe, insecure or insufficient and Borrower shall not on demand furnish (within ten (10) business days of such demand) other collateral or make payment on account, satisfactory to Lender. Upon the occurrence of any Default, (i) Borrower shall pay to Lender, as liquidated damages and as part of the Obligations, a charge at the rate of two percent per month upon the unpaid balance of the Obligations from the date of Default until the date of full payment of the Obligations, which charge shall be in lieu of compensation payable under Section 3.1 from such date; provided, that in no event shall such rate exceed the Maximum Rate, (ii) Borrower shall pay to Lender all costs, disbursements, charges and expenses for the collection and enforcement of the Obligations, and for the protection and enforcement of Lender's security interest, including reasonable attorneys' fees, all of which shall be added to and deemed part of the Obligations, and (iii) Lender shall have the right (in addition to any other rights Lender may have under this Agreement or otherwise) without further notice to Borrower, to enforce payment of any Receivables, to settle, compromise, or release in whole or in part, any amounts owing on
Receivables, to prosecute any action, suit or proceeding with respect to Receivables, to extend the time of payment of any and all Receivables, to make allowances and adjustments with respect thereto, to issue credits in Lender's name or Borrower's, to sell, assign and deliver the Receivables (or any part thereof) and any returned, reclaimed or repossessed merchandise or other property held by Lender or by Borrower for Lender's account, at public or private sale, at broker's board, for cash, upon credit or otherwise, at Lender's sole option and discretion, and Lender may bid or become purchaser at any such sale if public, free from any right of redemption which is hereby expressly waived; (g)a default by Orbit in any of the terms, provisions or conditions of any present or future agreement between Orbit and Lender including, without limitation, the Financing Agreement of even date herewith between Orbit and Lender (the AOrbit Financing Agreement@). Borrower agrees that the giving of five days' notice by Lender, sent by ordinary mail, postage prepaid, to the mailing address of Borrower set forth in this Agreement, designating the place and time of any public sale or the time after which any private sale or other intended disposition of the Receivables or any other security held by Lender is to be made, shall be deemed to be reasonable notice thereof and Borrower waives any other notice with respect thereto. The net cash proceeds resulting from the exercise of any of the foregoing rights or remedies shall be applied by Lender to the payment of the Obligations in such order as Lender may elect, and Borrower shall remain liable to Lender for any deficiency.

     8.2 The enumeration of the foregoing rights and remedies is not intended to be exhaustive, and such rights and remedies are in addition to and not by way of limitation of any other rights or remedies Lender may have under the New York Uniform Commercial Code or other applicable law. Lender shall have the right, in its sole discretion, to determine which rights and remedies, and in which order any of the same, are to be exercised, and to determine which Receivables are to be proceeded against and in which order, and the exercise of any right or remedy shall not preclude the exercise of any others, all of which shall be cumulative. No act, failure or delay by Lender shall constitute a waiver of any of its rights and remedies. No single or partial waiver by Lender of any provision of this Agreement, or breach or default thereunder, or of any right or remedy which Lender may have shall operate as a waiver of any other provision, breach, default, right or remedy or of the same provision, breach, default, right or remedy on a future occasion. Borrower waives presentment, notice of dishonor, protest and notice of protest of all instruments included in or evidencing any of the Obligations or the Receivables and any and all notices or demands whatsoever (except as expressly provided herein). Lender may, at all times, proceed directly against Borrower to enforce payment of the Obligations and shall not be required to first enforce its rights in the Receivables or any other security granted to it. Lender shall not be required to take any action of any kind to preserve, collect or protect its or Borrower's rights in the Receivables or any other security granted to it.

     8.3 BORROWER HEREBY WAIVES ALL RIGHTS TO A TRIAL BY JURY IN THE EVENT OF ANY LITIGATION WITH RESPECT TO ANY MATTER CONNECTED WITH THIS AGREEMENT, THE OBLIGATIONS, THE RECEIVABLES, OR ANY OTHER TRANSACTION BETWEEN THE PARTIES
AND BORROWER HEREBY IRREVOCABLY CONSENTS TO THE JURISDICTION OF THE COURTS
OF THE STATE OF NEW YORK AND OF ANY FEDERAL COURT LOCATED IN SUCH STATE IN CONNECTION WITH ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR THE OBLIGATIONS. IN ANY SUCH LITIGATION BORROWER WAIVES
PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS AND AGREES THAT SERVICE THEREOF MAY BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED TO BORROWER AT ITS PLACE OF BUSINESS SET FORTH ABOVE. WITHIN 30 DAYS AFTER SUCH MAILING, BORROWER SHALL APPEAR IN ANSWER TO SUCH SUMMONS, COMPLAINT OR
OTHER PROCESS, FAILING WHICH BORROWER SHALL BE DEEMED IN DEFAULT AND
JUDGMENT MAY BE ENTERED BY LENDER AGAINST BORROWER FOR THE AMOUNT OF THE
CLAIM AND OTHER RELIEF REQUESTED THEREIN.

SECTION 9 EFFECTIVE DATE, CONTROLLING LAW AND TERMINATION

     9.1 This Agreement shall become effective upon acceptance by Lender at its office in the State of New
York, and shall continue in full force and effect until January 31, 2003 (the "Renewal Date") and from year to year thereafter, unless sooner terminated as herein provided. Borrower may terminate this Agreement on the
Renewal Date or on the anniversary of the Renewal Date in any year by giving Lender at least sixty (60) days' prior written notice by registered or certified mail, return receipt requested, and in addition to its other rights hereunder, Lender shall have the right to terminate this Agreement at any time by giving Borrower forty-five
(45) days' prior written notice provided that, in the event that Borrower, terminates this Agreement in accordance with this sentence and simultaneously therewith Orbit terminates the Orbit Financing Agreement, no liquidated damages or fees shall be payable by Borrower. In addition to the charges under Section 3 hereof, as minimum compensation to Lender for its agreement to make loans under the terms of this Agreement, and for its services hereunder, Lender shall receive and Borrower agrees to pay minimum charges in the aggregate amount of $5,000.00 during each month (or any part thereof, if sooner terminated) that this Agreement is in effect, which minimum compensation shall be payable after deducting for each month the charges paid by Borrower for such month under Section 3.1. Should a Default occur hereunder, this Agreement will be terminable by Lender at any time and Borrower shall, upon any such termination by Lender, pay to Lender, as additional liquidated damages and as part of the Obligations, an amount equal to (i) 3% of the Maximum
Credit Facility, if Lender terminates
this Agreement prior to or on the first anniversary of the date of this Agreement; or (ii) 2% of the Maximum
Credit Facility, if Lender terminates this Agreement on any date after the first anniversary of the date of this Agreement. In the event that Lender shall permit termination of this Agreement by Borrower other than as provided herein, as a condition to such termination, Borrower shall pay to Lender such additional liquidated damages in addition to performance of any other conditions to such termination. No termination of this
Agreement, however, shall relieve or discharge Borrower of its duties, obligations and covenants hereunder until such time as all Obligations have been paid in full, and the continuing security interest in Receivables and other
Collateral granted to Lender hereunder or under any other agreement shall remain in effect until such Obligations have been fully discharged. No provision hereof shall be modified or amended orally or by course of conduct but only by a written instrument expressly referring hereto signed by both parties.

     9.2 ALL LOANS SHALL BE DISBURSED BY LENDER FROM ITS OFFICE IN THE STATE OF NEW YORK, SHALL BE PAYABLE BY BORROWER AT SUCH OFFICE, AND THIS AGREEMENT
AND ALL TRANSACTIONS THEREUNDER SHALL BE DEEMED TO BE CONSUMMATED IN SUCH
STATE AND SHALL BE GOVERNED BY AND INTERPRETED IN ACCORDANCE WITH THE LAWS
OF THAT STATE. If any part or provision of this Agreement is invalid or in contravention of the applicable laws or regulations of any controlling jurisdiction, such part or provision shall be severable without affecting the validity of any other part or provision of this Agreement. Notwithstanding any provision herein or in any related document, Lender shall never be entitled to receive, collect, or apply, as interest on the Loan Account, any amount in excess of the maximum rate of interest ("Maximum Rate") permitted to be charged from time to time by applicable law (if such law imposes any maximum rate), and in the event Lender ever receives, collects, or applies as interest, any amount in excess of the Maximum Rate, such amount shall be deemed and treated as a partial prepayment of the principal of the Loan Account; and, if the principal of the Loan Account and all other of Lender's charges other than interest are paid in full, any remaining excess shall be paid to Borrower.

      IN WITNESS WHEREOF, Lender and Borrower have caused this Agreement to be executed by their respective corporate officers thereto duly authorized as of the day and year first above written.

                                   BEHLMAN ELECTRONICS, INC.


                                   By:_________________
                                     Title:



Attest:

___________________
 Secretary



                                   Accepted:

                                   ROSENTHAL & ROSENTHAL, INC.


                                   By:________________



Location of Borrower's             Chief Executive Office
  Books and Records:                 of Borrower:
80 Cabot Court, Hauppauge,         80 Cabot Court, Hauppauge,
NY 11788                           NY 11788






Mailing Address of Borrower:       Other Places of Business
80 Cabot Court, Hauppauge,           of Borrower:
NY 11788                           None





                        OFFICERS' CERTIFICATE

   The undersigned, President and Secretary of BEHLMAN ELECTRONICS, INC., a corporation duly organized and validly existing under the laws of the State of Delaware, DO HEREBY CERTIFY that the following is a true copy of certain resolutions duly and unanimously adopted at a meeting of the Board of Directors and shareholders of said corporation, duly called and held on January 8, 2001, at which a quorum was present and voting throughout, and which are not in conflict with the Certificate of Incorporation, By-Laws, rules and regulations of said corporation, and which resolutions have not been modified or rescinded and are still in full force and effect:

   "WHEREAS, this corporation proposes to enter into a financing agreement with Rosenthal & Rosenthal, Inc.
   ("Rosenthal") pursuant to which this corporation will grant to Rosenthal a security interest in, a continuing lien upon and right of set-off against, and will assign, transfer, pledge and set over to
Rosenthal: (i) all Receivables (whether or not
   Eligible Receivables and whether or not specifically listed on any schedules, assignments or reports furnished to Lender),
   (ii) all of Borrower's property, and the proceeds thereof, now or hereafter held or received by or in transit to Lender or held by others for Lender's account, including any and all deposits, balances, sums and credits of Borrower with, and any and all claims of Borrower against, Lender, at any time existing, but specifically not including any real property, (iii) all credit insurance policies, and all other insurance and all guarantees relating to the Receivables or other Collateral, (iv) all books, records and other general intangibles evidencing or relating to Receivables or other Collateral; all deposits, or other security for the obligation of any person under or relating to Receivables, all of the Borrower's rights and remedies of whatever kind or nature it may hold or acquire for the purpose of securing or enforcing Receivables; all right, title and interest of the Borrower in and to all goods relating to, or which by sale have resulted in, Receivables, including goods returned by or reclaimed or repossessed from Account Debtors and all goods described in copies of invoices delivered by
   Borrower to Lender; all rights of stoppage in transit, replevin, repossession and reclamation and all other rights and remedies of an unpaid vendor or lienor, and all proceeds of any Letter of Credit naming Borrower as beneficiary and which provides for, guarantees or assures the payment of any Receivable;
(v) all general intangibles whether or not arising out of the sale of goods or rendition of services, and including without limitation causes in action, causes of
   action, tax refunds (and claims), and reversions from terminated pension plans; and (vi) all proceeds of such Collateral, in any form, including, without limitation, cash, non-cash items, checks, notes, drafts and other instruments for the payment of money.:

   "RESOLVED, that any one or more of the officers of this corporation be, and they each hereby are, authorized, directed and empowered, in the name and on behalf of this corporation: to enter into, execute and deliver to Rosenthal a financing agreement substantially in the form submitted to this meeting, with such changes as said officer or officers may consider appropriate, the execution and delivery thereof being deemed conclusive evidence of this corporation's approval of the terms thereof; from time to time, to borrow money and obtain advances and other financial accommodations from
   Rosenthal, in such amounts and upon such terms and conditions as said officer or officers may consider appropriate, and to grant a security interest in, a continuing lien upon and right of set-off against, and assign, transfer, pledge and set over to Rosenthal, the collateral, now existing or hereafter arising, pursuant to the terms of said financing agreement, or otherwise; to execute and deliver one or more promissory notes or other evidences of indebtedness, financing statements, supplementary agreements, assignments, schedules, transfers, notices, contracts, subordination agreements, guarantees, designations, consignments and other instruments and documents in connection with the financing agreement, as amended or supplemented from time to time (including the grant of additional liens and security interests in such personal property and/or real property of this corporation as may be requested by Rosenthal pursuant to any such supplement), containing and upon such terms as said officer or officers may consider appropriate, the execution and delivery thereof being deemed conclusive evidence of this corporation's approval of the terms thereof; to make remittances and payments by checks, drafts or otherwise; to adopt a facsimile printed or rubber stamp signature for the purpose of expediting the terms of the financing agreement; and to execute and deliver such further documents and to perform such other acts as may be necessary or desirable to effectuate the foregoing resolution; and all such action of said officer or officers shall be taken as the action of, and is hereby authorized, ratified, approved and confirmed by, this corporation and the board of directors thereof; and it is further

   "RESOLVED, that this corporation hereby authorizes and empowers Rosenthal from time to time to endorse by rubber stamp or otherwise the name of this corporation on any and all checks, drafts or other orders for the payment of money or written evidences of debt, which may be made or be in form payable to this corporation, and which may come into the possession of Rosenthal and to deposit such items in Rosenthal's account with any other bank, banker or trust company and further authorizes Rosenthal to deal absolutely with any such items as the property of Rosenthal and to do and perform any and all such other acts as may be necessary or proper to constitute any and all such items the property of
   Rosenthal without requiring the signature or signatures of any officer or officers of this corporation; and it is further

   "RESOLVED, that until Rosenthal receives notice in writing by registered mail of any changes or limitations of authority of any officers of this corporation, it is authorized to rely upon the authority and power set forth in these resolutions."

   The undersigned DO FURTHER CERTIFY that the Certificate of Incorporation and By-Laws of this corporation contain no requirement for shareholder approval or consent to the execution of the financing agreement or the consummation of any of the transactions referred to in the foregoing resolutions.

   IN WITNESS WHEREOF, we have hereunto set our hands and affixed the seal of the corporation this January 8, 2001.


                                     President



                                     Secretary

    Corporate
   9  Seal     A




CERTIFICATE AS TO OFFICERS, DIRECTORS, STOCKHOLDERS AND AUTHORIZED SIGNATURES
OF

                         BEHLMAN ELECTRONICS, INC.



We, the undersigned, Mark Tublisky, President and Harlan Sylvan,
Secretary/Treasurer/Comptroller of
BEHLMAN ELECTRONICS, INC., a corporation organized and existing under and by virtue of the laws of the state of Delaware, having its principal office at 80 Cabot Court, Hauppauge, NY 11788, do hereby certify as follows:


1. The names and residence addresses of all of the officers of BEHLMAN ELECTRONICS, INC. are as follows:

NAME                         OFFICE         RESIDENCE ADDRESS

Mark Tublisky                 President      7 Alfred Lane, Kings Park,
                                             NY 11754

Harlan Sylvan                 Secretary/Treasurer/Comptroller19 Ensign Lane,
Massapequa, NY


Dennis Sunshine                         Chief Executive          32
Ryder Ave., Dix Hills, NY
                                                       11746
                              Officer

Ronald Storm                       Vice President      15 Lakebridge Dr.,
Kings Park, NY


Mitchell Binder                         Chief Financial Officer/ 800 Barberry
Lane,
                                             Woodmere, NY 11598
                              Vice President

Bruce Reissman                     Executive Vice President 323 Doral Court,
Jericho, NY
                                             11753



2. The names and residence addresses of all of the directors of BEHLMAN ELECTRONICS, INC. are as follows:

NAME                                    RESIDENCE ADDRESS

Dennis Sunshine                         32 Ryder Ave., Dix Hills, NY 11746

Mitchell Binder                         800 Barberry Lane, Woodmere, NY 11598

Bruce Reissman                               323 Doral Court, Jericho, NY 11753



3. The names and residence addresses of the stockholders owning and holding all the issued and outstanding stock of BEHLMAN ELECTRONICS, INC. are as follows:

NAME                     RESIDENCE ADDRESS        NO. OF SHARES  CLASS OF
                                                                 SHARES

ORBIT INTERNATIONAL      80 Cabot Court,          100%           Common
CORP.                    Hauppauge, NY
                         11788


4. That pursuant to the by-laws, resolutions and minutes of BEHLMAN ELECTRONICS, INC., the persons authorized and empowered to make, sign and endorse on behalf of BEHLMAN ELECTRONICS, INC., any and all documents, checks, notes, drafts, trade acceptances and other negotiable papers or instruments, are as follows:

NAME*                                   OFFICE

Mark Tublisky                           President

Harlan Sylvan                           Secretary/Treasurer/Comptroller

Dennis Sunshine                                   Chief Executive Officer

Mitchell Binder                                   Chief Financial Officer/Vice
President

Bruce Reissman                               Executive Vice President

*Indicate whether the above persons may sign alone or jointly


5. The names of the persons authorized to make, sign and deliver on behalf of BEHLMAN
ELECTRONICS, INC., schedules of assignments of accounts and/or any other instruments of assignment to
ROSENTHAL & ROSENTHAL, INC., are as follows:

NAME*                                   OFFICE

Mark Tublisky                           President

Harlan Sylvan                           Secretary/Treasurer/Comptroller


Dennis Sunshine                                   Chief Executive Officer

Mitchell Binder                                   Chief Financial Officer/Vice
President

Bruce Reissman                               Executive Vice President

*Indicate whether the above persons may sign alone or jointly


6. The following are the actual signatures of the officers and other authorized persons:


Mark Tublisky

Harlan Sylvan

ORBIT INTERNATIONAL CORP.


Dennis Sunshine
________________________________


Mitchell Binder
_________________________________


Bruce Reissman                               _________________________________




IN WITNESS WHEREOF, we have hereunto affixed our signatures as officers of BEHLMAN
ELECTRONICS, INC. and affixed the seal of BEHLMAN ELECTRONICS, INC. this January 8, 2001.

Corp. Seal



                                   Mark Tublisky, President




                                   Harlan Sylvan,
Secretary/Treasurer/Comptroller



                    INVENTORY SECURITY AGREEMENT

                                    New York, New York   January 8, 2001

Rosenthal & Rosenthal, Inc.
1370 Broadway
New York, N. Y. 10018

Gentlemen:

We do hereby agree that the Financing Agreement between us dated January 8, 2001, be and the same hereby is amended and supplemented by adding thereto the following clauses:

     We hereby pledge, assign, consign, transfer and set over to you, and you shall at all times have a continuing general lien upon, and we hereby grant you a continuing security interest in, all of our Inventory and the proceeds thereof. "Inventory" shall include but not be limited to raw materials, work in process, finished merchandise and all wrapping, packing and shipping materials, wheresoever located, now owned or hereafter acquired, presently existing or hereafter arising, and all additions and accessions thereto, the resulting product or mass and any documents representing all or any part thereof.
Upon your request, we will at any time and from time to time, at our expense, deliver such Inventory to you or such person as you may designate, cause the same to be stored in your name at such place as you may designate, deliver to you documents of title representing the same or otherwise evidence your security interest in such manner as you may require.

     The aforementioned pledge, assignment, consignment, transfer, lien and security interest shall secure any and all of our obligations to you, matured or unmatured, absolute or contingent, now existing or that may hereafter arise, and howsoever acquired by you, whether arising directly between us or acquired by you by assignment and whether relating to this agreement or independent hereof, together with all interest, charges, commissions, expenses, attorneys' fees and other items chargeable against us in connection with any of said obligations.

     We agree, at our expense, to keep all Inventory insured to the full value thereof against such risks and by policies of insurance issued by such companies as you may designate or approve, and the policies evidencing such insurance shall be duly endorsed in your favor with a long form lender's loss payable rider or such other document as you may designate and said policies shall be delivered to you. Should we fail for any reason to furnish you with such insurance, you shall have the right to effect the same and charge any costs in connection therewith to us. You shall have no risk, liability or responsi-

bility in connection with payment or nonpayment of any loss, your sole obligation being to credit our account with the net proceeds of any such insurance payments received on account of any loss. Any and all assessments, taxes or other charges that may be assessed upon or payable with respect to the Inventory or any part thereof shall forthwith be paid by us, and we agree that you, in your discretion, may effect such payment and charge the amount thereof to us. We further agree that except for the pledge, assignment, consignment, transfer, lien and security interest granted to you hereby, we shall not permit said Inventory to otherwise become liened or encumbered nor shall we grant any security interest therein to any other party. We shall not, without your written consent first obtained, remove or dispose of any of such Inventory except to bona fide purchasers thereof in the ordinary course of our business. All such sales shall be reported to you promptly and the accounts or other proceeds thereof shall be subject to the security interests in your favor. You shall have the right at all times to the immediate possession of all Inventory and its products and proceeds and we shall make such Inventory and all our records pertaining thereto available to you for inspection at any time requested by you. You shall have the right, in your discretion, to pay any liens or claims upon said Inventory, including, but not limited to, warehouse charges, dyeing, finishing and processing charges, landlords' claims, etc. and the amount of any such payment shall be charged to our account and secured hereby. You shall not be liable for the safekeeping of any of the Inventory or for any loss, damage or diminution in the value thereof or for any act or default of any warehouseman, carrier or other person dealing in and with said Inventory, whether as your agent or otherwise, or for the collection of any proceeds thereof but the same shall at all times be at our sole risk.

  Prior to its sale to a bona fide purchaser in the ordinary course of business, Inventory shall at all times remain at our address specified below and shall not be removed therefrom without your prior written consent.

     Upon our Default as defined in the Financing Agreement, you shall have the right, upon reasonable notice to us, to sell all or any part of our Inventory, at public or private sale, or make other disposition thereof, at which sale or disposition you may be a purchaser. We agree that written notice sent to us by postpaid mail, at least five days before the date of any intended public sale or the date after which any private sale or other intended disposition of the Inventory is to be made, shall be deemed to be reasonable notice thereof. We do hereby waive all notice of any such sale or other intended disposition if said Inventory is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market. Upon the occurrence of any of the events referred to in the first sentence of this paragraph, you may require us to assemble all or any part of the Inventory and make it available to you at a place to be designated by you, which is reasonably convenient to both parties. In addition, you may peaceably, by your own means or with judicial assistance, enter our or any other premises and take possession of the Inventory and remove or dispose of it on our premises and we agree that we will not resist or interfere with any such action. We hereby expressly waive demand, notice of sale (except as herein provided), advertisement of sale and redemption before sale. The net proceeds of any such public or private sale or other disposition as far as needed shall be applied toward the payment and discharge of any and all of our obligations to you, together with all interest thereon and all reasonable costs, charges, expenses and disbursements in connection therewith, including the reasonable fees of your attorneys, rendering any surplus remaining to us, we, of course, to continue liable should there be any deficiency.

     This agreement shall constitute a security agreement pursuant to the Uniform Commercial Code and, in addition to any and all of your other rights hereunder, you shall have all of the rights of a secured party pursuant to the provisions of the Uniform Commercial Code. We agree to execute a financing statement and any and all other instruments and documents that may now or hereafter be provided for by the Uniform Commercial Code or other law applicable thereto, reflecting the security interests granted to you hereunder. We do hereby authorize you to file a financing statement without our signature, signed only by you as secured party, to reflect the security interests granted to you hereunder.
Very Truly Yours,

BEHLMAN ELECTRONICS, INC.


By:________________

80 Cabot Court, Hauppauge, NY 11788


                               GUARANTEE

                                 New York, New York      January 8, 2001
  In order to induce Rosenthal & Rosenthal, Inc. (herein called "Rosenthal") to make loans, advances or other commitments or grant other financial accommodations to or for the account of (or in reliance on the credit of) BEHLMAN
ELECTRONICS, INC. (herein called "Obligor") and for other good and valuable considerations received, the undersigned irrevocably and unconditionally guarantees to Rosenthal payment when due, whether by acceleration or otherwise, of any and all Obligations of the Obligor to Rosenthal. The term "Obligations" shall mean all obligations, liabilities and indebtedness of the Obligor to Rosenthal or an affiliate of Rosenthal, however evidenced, now or hereafter arising under the Financing Agreement dated January 8, 2001, between Rosenthal and Obligor, and/or under any other or supplemental financing provided to the Obligor by Rosenthal or an affiliate of Rosenthal, or independent hereof or thereof, whether now existing or incurred from time to time hereafter and whether before or after termination hereof, absolute or contingent, joint or several, matured or unmatured, direct or indirect, primary or secondary, liquidated or unliquidated, and whether arising directly or acquired from others (whether acquired outright, by assignment unconditionally or as collateral security from another and including, without limitation, participations or interest of Rosenthal in obligations of Obligor to others), and including (without limitation) all of Rosenthal's charges, commissions, fees, interest, expenses, costs and attorneys' fees chargeable to Obligor in connection therewith. In addition, the undersigned agrees to indemnify Rosenthal against any loss, damage or liability because of any wrongful acts or fraud of the Obligor.
  The undersigned waives notice of acceptance of this guarantee and notice of any liability to which it may apply, and waives presentment, demand for payment, protest, notice of dishonor or nonpayment of any Obligations, or suit or taking other action by Rosenthal against, and any other notice to, any party liable thereon (including the undersigned) and waives any defense, offset or counterclaim to any liability hereunder. Rosenthal may at any time and from time to time (whether or not after revocation or termination of this guarantee) without the consent of, or notice to, the undersigned, without incurring responsibility to the undersigned, without impairing or releasing the obligations of the undersigned hereunder, upon or without any terms or conditions and in whole or in part: (1) change the manner, place or terms of payment, and/or change or extend the time of payment of, renew or alter, any Obligation, any security therefor, or any liability incurred directly or indirectly in respect thereof, and the guarantee herein made shall apply to the Obligations as so changed, extended, renewed or altered; (2) sell, exchange, release, surrender, realize upon or otherwise deal with in any manner and in any order any property by whomsoever at any time pledged or mortgaged to secure, or howsoever securing, the liabilities hereby guaranteed or any liabilities (including any of those hereunder) incurred directly or indirectly in respect thereof or hereof, and/or offset thereagainst; (3) exercise or refrain from exercising any rights against the Obligor or others (including the undersigned) or otherwise act or refrain from acting; (4) settle or compromise any Obligation, any security therefor or any liability (including any of those hereunder) incurred directly or indirectly in respect thereof or hereof, and may subordinate the payment of all or any part thereof to the payment of any liability (whether due or not) of the Obligor to creditors of the Obligor other than Rosenthal and the undersigned: and (5) apply any sums by whomsoever paid or howsoever realized to any Obligation to Rosenthal regardless of what liability or liabilities of the Obligor remain unpaid.
  No invalidity, irregularity or unenforceability of all or any part of the liabilities hereby guaranteed or of any security therefor shall affect, impair or be a defense to this guarantee. The liability of the undersigned hereunder is primary and unconditional and shall not be subject to any offset, defense or counterclaim of the Obligor. This guarantee is a continuing one and all liabilities to which it applies or may apply under the terms hereof shall be conclusively presumed to have been created in reliance hereon. The books and records of Rosenthal shall be admissible as prima facie evidence of the Obligations. As to each of the undersigned, this guarantee shall continue until written notice of revocation signed by such undersigned, or until written notice of the death of such undersigned shall in each case have been actually received by Rosenthal, notwithstanding a revocation by, or the death of, or complete or partial release for any cause of any one or more of the remainder of the undersigned or of the Obligor, or of any one liable in any manner for the liabilities hereby guaranteed, or for the liabilities (including those herein) incurred directly or indirectly in respect thereof or hereof, and notwithstanding the dissolution, termination or increase, decrease or change in personnel of any one or more of the undersigned which may be partnerships or corporations.
  No revocation or termination hereof shall affect in any manner rights arising under this guarantee with respect to (a)
Obligations which shall have been created, contracted, assumed or incurred prior to receipt by Rosenthal of written notice of such revocation or termination or (b) Obligations which shall have been created, contracted, assumed or incurred after receipt of such written notice pursuant to any contract entered into by the Obligor or by Rosenthal for the benefit of the Obligor prior to receipt by Rosenthal of such notice, or to protect, preserve or realize upon any security for any Obligations;
and the sole effect of revocation or termination hereof shall be to exclude from this guarantee liabilities thereafter arising which are unconnected with liabilities theretofore arising or with transactions theretofore entered into.
  Upon the happening of any of the following events: (i) the death or insolvency of the Obligor or any of the undersigned, or (ii) suspension of business of the Obligor or any of the undersigned, or
(iii) the issuance of any warrant of attachment against any of the property of the Obligor or any of the undersigned, or (iv) the making by the Obligor or any of the undersigned of any assignment for the benefit of creditors, or (v) a trustee, receiver or custodian being appointed for the Obligor or any of the undersigned or for any property of either of them, or
(vi) any proceeding being commenced by or against the Obligor or any of the undersigned under any bankruptcy, reorganization, arrangement of debt, insolvency, readjustment of debt, receivership, liquidation or dissolution law or statute -- then and in any such event, and at any time thereafter, Rosenthal may, without notice to the Obligor or any of the undersigned, make the Obligations, whether or not then due, immediately due and payable hereunder as to any of the undersigned, and Rosenthal shall be entitled to enforce the obligations of the undersigned hereunder. All sums of money at any time to the credit of the undersigned with Rosenthal and any of the property of the undersigned at any time in the possession of Rosenthal may be held by Rosenthal as security for any and all obligations of the undersigned hereunder, notwithstanding that any of said money or property may have been deposited, pledged or delivered by the undersigned for any other, different or specific purpose. Any and all claims of any nature which the undersigned may now or hereafter have against the Obligor are hereby subordinated to the full payment to Rosenthal of the Obligations and are hereby assigned to Rosenthal as additional collateral security therefor.
  In the event Rosenthal takes any action, including retaining attorneys, for the purpose of effecting collection of the Obligations or of any liabilities of the undersigned hereunder, or protecting any of Rosenthal's rights hereunder, the undersigned shall pay all costs and expenses of every kind for protection of the rights of Rosenthal or for collection of the Obligations or such liabilities, including reasonable attorneys' fees.
  If claim is ever made upon Rosenthal for repayment or recovery of any amount or amounts received by Rosenthal in payment or on account of any of the Obligations and Rosenthal repays all or part of said amount by reason of (a) any judgment, decree or order of any Court or administrative body having jurisdiction over Rosenthal or any of its property, or (b) any settlement or compromise of any such claim effected by Rosenthal with any such claimant (including the Obligor), then and in such event the undersigned agrees that any such judgment, decree, order, settlement or compromise shall be binding upon the undersigned, notwithstanding any revocation or release hereof or the cancellation of any note or other instrument evidencing any of the Obligations, or any release of any such liability of the Obligor, and the undersigned shall be and remain liable to Rosenthal hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by Rosenthal. The provisions of this paragraph shall survive, and continue in effect, notwithstanding any revocation or release hereof, unless such revocation or release shall specifically refer to this paragraph.
  No delay on the part of Rosenthal in exercising any of its options, powers or rights, or partial or single exercise thereof, shall constitute a waiver thereof. No waiver of any of its rights hereunder, and no modification or amendment of this guarantee, shall be deemed to be made by Rosenthal unless the same shall be in writing, duly signed on behalf of Rosenthal, and each such waiver, if any, shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Rosenthal or the obligations of the undersigned to Rosenthal in any other respect or at any other time. The undersigned shall have no right (whether by contract or by operation of law) of subrogation, restitution, indemnification, reimbursement or any other or similar rights of a surety against the Obligor or any of its assets or property or any security held for any liabilities of the Obligor, and all such rights are hereby expressly waived.
  This guarantee and the rights and obligations of Rosenthal and of the undersigned hereunder shall be governed and construed in accordance with the laws of the State of New York; and this guarantee is binding upon the undersigned, his, her, their or its executors, administrators, successors or assigns, and shall inure to the benefit of Rosenthal, its successors or assigns. THE UNDERSIGNED AGREES AND DOES HEREBY WAIVE TRIAL BY JURY IN ANY ACTION,
PROCEEDING OR COUNTERCLAIM BROUGHT AGAINST THE UNDERSIGNED ON ANY MATTERS WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS GUARANTEE, AND THE UNDERSIGNED HEREBY CONSENTS TO THE JURISDICTION OF THE SUPREME COURT OF THE STATE OF
NEW YORK FOR A DETERMINATION OF ANY DISPUTE AS TO ANY SUCH MATTERS AND
AUTHORIZES
THE SERVICE OF PROCESS ON THE UNDERSIGNED BY REGISTERED MAIL SENT TO THE UNDERSIGNED
AT THE ADDRESS OF THE UNDERSIGNED HEREINBELOW SET FORTH.
  Any acknowledgement, new promise, payment of principal or interest or other act by the Obligor and others, with respect to the Obligations, shall be deemed to be made as agent of the undersigned for the purposes hereof, and shall, if the statute of limitations in favor of the undersigned against Rosenthal shall have commenced to run, toll the running of such statute of limitations, and if such statute of limitations shall have expired, prevent the operation of such statute.
  The undersigned, if more than one, shall be jointly and severally liable hereunder and the term "undersigned" wherever used herein shall mean the undersigned or any one or more of them. Any one signing this guarantee shall be bound hereby, whether or not any one else signs this guarantee at any time. The term "Rosenthal" includes any agent of Rosenthal acting for it.

ATTEST:                            ORBIT INTERNATIONAL CORP.

_______________________            By:_______________________
Secretary                          President

[Corporate Seal]                   80 Cabot Court









STATE OF New York, COUNTY OF New York

On the _____ day of _______, 2001, before me personally came Dennis Sunshine to me known, who being by me duly sworn, did depose and say that that he is the President of ORBIT INTERNATIONAL CORP., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.

___________________________
Notary Public


                 CERTIFICATE OF DIRECTORS' RESOLUTIONS

  The undersigned, being respectively the President and Secretary of ORBIT INTERNATIONAL CORP., a
Delaware corporation, hereby certify that the following are true copies of resolutions duly and unanimously adopted at a special meeting of the Board of Directors of the corporation, duly called and held at the office of the corporation on January 8, 2001, at which meeting a quorum was present and voting throughout, and which resolutions have not been modified or rescinded and are still in full force and effect:

            "RESOLVED, that it is for the best business interests of this corporation that this corporation guarantee to ROSENTHAL & ROSENTHAL, INC., the payment and discharge by BEHLMAN ELECTRONICS,
       INC. of any and all of its obligations to ROSENTHAL & ROSENTHAL, INC., and be it further

       "RESOLVED, that the President or any other officer of this corporation is authorized to execute and deliver for and on behalf of this corporation the aforementioned guarantee in the form annexed hereto or in any other form the officer executing the same deems advisable, and is hereby authorized to execute and deliver any and all other instruments and documents in connection therewith and to perform such other acts as may be necessary to carry these resolutions into effect."
       IN WITNESS WHEREOF, we have hereunto set our hands and the seal of the corporation hereto this
January 8, 2001.

________________________
President

_________________________
Secretary

CORP. SEAL

                           SECURITY AGREEMENT


  AGREEMENT made between BEHLMAN ELECTRONICS, INC., a corporation organized under the laws of the
State of Delaware, having its chief place of business at 80 Cabot Court, Hauppauge, NY 11788 (hereinafter referred to as the "Debtor"), and ROSENTHAL & ROSENTHAL, INC., a corporation organized under the laws of the State of New York, with its chief place of business at 1370 Broadway, New York, New York 10018 (hereinafter referred to as the "Secured Party"), as follows:

  1. In consideration of one or more loans, advances, or other financial accommodations at any time made or extended by Secured Party to Debtor as principal, guarantor or otherwise, at the sole discretion of Secured Party in each instance, Debtor hereby grants to Secured Party a security interest in the machinery, equipment, furniture and fixtures (if any) described on Schedule "A" annexed hereto as part hereof and on any separate schedule at any time furnished by Debtor to Secured Party, and in all other machinery, equipment, furniture and fixtures (if any), now or hereafter owned or acquired by Debtor, wherever located, including any and all parts, replacements, substitutions, improvements, accessories, attachments and additions thereto and therefor, and all proceeds, if any (all of the foregoing being hereinafter referred to as the "Collateral").

  2. The security interest in the Collateral, as granted herein, shall secure the payment, performance and observance of all indebtedness, obligations and liabilities of any kind of Debtor, as principal, endorser, guarantor, surety or otherwise, to Secured Party, now existing or hereafter arising, direct or indirect (including without limitation, participations or interests of Secured Party in obligations of Debtor to others), acquired outright, by assignment, conditionally, or as collateral security from another, absolute or contingent, joint or several, secured or unsecured, due or not due, liquidated or unliquidated, arising by operation of law or otherwise, all instruments executed and delivered as evidence thereof, and all amendments, extensions and renewals of any of the foregoing (all of the said indebtedness, obligations and liabilities, and all instruments evidencing the same, are hereinafter jointly and severally referred to as the "Obligations"). Except as otherwise specifically provided in any note executed and delivered by Debtor and accepted by Secured Party or in any agreement executed by Debtor and Secured Party, all of the Obligations shall be payable upon demand.

  3. Debtor represents, warrants and covenants that: (a) the Collateral is and will be located at the addresses set forth on Schedule "A" (upon which is also set forth the name of the record owner(s) of all real estate upon which is located any of the Collateral and a description of such real estate), and without prior written notice to and written consent by Secured Party, none of the Collateral will be moved from its present location or from any other location to which any of the Collateral is moved with the written consent of Secured Party; (b) the Collateral is and will be used in Debtor's business and not for personal, family, household or farming use, and none of the loans or advances made to or for the account of Debtor by Secured Party were or are to be for the specific purpose of paying wages of employees of Debtor; (c) the Collateral (except as set forth on Schedule B hereto) is and will be owned by Debtor free and clear of all liens, security interests and encumbrances except as granted herein and as may be set forth in the affidavit of title, liens and security interests subjoined hereto; (d) Debtor will not assign, sell, mortgage, lease, transfer, pledge, grant a security interest in, encumber or otherwise dispose of or abandon any or all of the Collateral without the prior written consent of Secured Party; (e) Debtor will, at its own expense, keep the Collateral in first class repair, running and marketable condition, and without the prior written consent of Secured Party, Debtor will not alter or remove any identifying symbol or number upon the Collateral; (f) Debtor will use the Collateral with all reasonable care and caution, and in conformity with all applicable laws, ordinances and regulations; (g) Debtor will make payment or deposit when due of all taxes, assessments or contributions required by law (including without limitation any taxes required to be deducted and withheld from wages of employees of Debtor) which may be levied or assessed against Debtor or with respect to any of the Collateral or the Obligations; (h) Secured Party shall at all times have access to and right of inspection of the Collateral and any papers, instruments and records pertaining thereto (and the right to make extracts therefrom and to receive originals or true copies thereof); (i) Debtor will not permit any of the Collateral to be or become a part of or affixed to real property without prior notice to Secured Party, and without first making all arrangements and delivering to Secured Party all instruments and documents requested by Secured Party (including without limitation, instruments of waiver or subordination by landlords and real property mortgagees of statutory and non-statutory liens and rights of distraint) for the purpose of perfecting, preserving and protecting the security interest granted herein against all persons; (j) Debtor assumes all responsibility and liability arising from the use of the Collateral and Debtor, at its own expense, will insure the Collateral in the name of and with loss or damage payable to Secured Party, against loss or damage by fire (with extended coverage), theft, burglary, bodily injury and such other risks, with such companies and in such amounts as is required by Secured Party at any time; Debtor will maintain such insurance in effect and pay all premiums thereon, and Debtor shall deliver the original policies to Secured Party together with any certificates or other evidence satisfactory to Secured Party of compliance with these provisions (k)
Debtor will promptly notify Secured Party of any loss or damage to any of the Collateral or arising from its use and Debtor hereby irrevocably appoints Secured Party as Debtor's lawful attorney-in-fact to institute any action or proceeding necessary for the recovery and collection of any moneys that may be due under the said policies of insurance, to discharge, compound or release any claims, to execute, acknowledge and deliver any instruments under said policies, to endorse Debtor's name to any check, draft or other instrument given in payment or liquidation of any claim under the said policies and to perform every other act and thing thereunder, such power of attorney being coupled with an interest; at its option, Secured Party may apply any insurance moneys received at any time to the cost of repairs to the Collateral and/or to payment of any of the Obligations, whether or not due, in any order Secured Party may direct, any surplus to be remitted to Debtor; (l) Upon request of Secured Party, at any time and from time to time, Debtor shall, at its sole expense, execute and deliver to Secured Party one or more financing or other statements pursuant to the Uniform Commercial Code (hereinafter referred to as the "UCC") and any other papers, documents or instruments requested by Secured Party in connection with this Security Agreement, and, to the extent permitted by applicable law, Debtor hereby authorizes Secured Party to execute and file at any time or times one or more financing or other statements under the UCC with respect to all or any part of the Collateral signed only by Secured Party; (m)
Debtor will, at its own expense, perform all acts, execute all documents, and furnish all information requested by
Secured Party at any time with respect to any matters referred to herein or to evidence, perfect, maintain and enforce
Secured Party's security in the Collateral, and Secured Party may in its discretion, for the account and expense of Debtor, pay any amount or do any act required of Debtor hereunder or requested by Secured Party to preserve, protect, maintain and enforce the Obligations or the primary security interest granted herein and which Debtor fails to do or pay, including without limitation the payment of any judgment or judgments against Debtor and any premiums on insurance policies, and all such amounts so paid by Secured Party for the account of Debtor shall be added to the Obligations and shall be repayable upon demand; (n) Secured Party may in its sole discretion, extend the time of payment, arrange for payment in installments or otherwise modify the terms of, or release, any of the Obligations and/or the Collateral, or any guarantor of the Obligations and/or any collateral securing same, without discharging or otherwise affecting the Obligations or the security interest granted herein;
(o) Debtor will promptly pay Secured Party any and all sums, costs and expenses which Secured Party may pay or incur in defending, protecting or enforcing the security interest granted herein or in enforcing payment of the Obligations or otherwise in connection with the provisions hereof, including, but not limited to all filing and recording fees and taxes and attorney's fees at the time the Secured Party retains counsel to collect any of the Obligations or to protect or enforce its security interest in the Collateral (which attorney's fees are hereby acknowledged by Debtor to be reasonable in amount), and all fees and all expenses for the service and filing of papers, premiums on bonds and undertakings, fees of marshals, sheriffs, custodians, auctioneers and others, and all other court costs and collection charges, all of which shall be part of the Obligations and shall be payable on demand; (p) at any time Secured Party may sell, pledge, negotiate, assign and deliver or otherwise dispose of any of the Obligations alone or together with any or all of the Collateral, whereupon
Secured Party shall be fully discharged from all responsibility and the transferee shall be vested with full powers and rights of Secured Party with respect thereto, but Secured Party shall retain all rights and powers with respect to any Collateral not assigned, transferred, sold, or otherwise disposed of.

  4. The occurrence of any one or more of the following events shall constitute an event of default ("Default") by Debtor under this Security Agreement: If Debtor or any endorser, guarantor or surety of or for any of the Obligations
(the Debtor and all such endorsers, guarantors, and sureties, if any, are jointly and severally referred to herein as "Obligors"): (a) if Debtor shall fail to pay to Secured Party when due any amounts owing to Secured Party under any Obligation, or shall breach any of the terms, covenants, conditions or provisions of this
Agreement or any other agreement between the parties; (b) if any guarantor, endorser or other person liable on the Obligations shall die, terminate its guaranty or shall breach any of the terms, covenants, conditions or provisions of any guarantee, endorsement or other agreement of such person with, or in favor of, Secured Party; (c) if any representation, warranty, or statement of fact made to Secured Party at any time by or on behalf of Debtor is false or misleading in any material respect; (d) if Debtor shall become insolvent, is generally unable to pay its debts as they mature, files or has filed against it a petition in bankruptcy, liquidation or reorganization, or if judgment(s) against Debtor plus judgement(s) against Orbit International Corp. which in the aggregate exceeds $50,000 remains unpaid, unstayed or undismissed for a period of more than five days, or if Debtor discontinues doing business for any reason, or if a custodian, receiver or trustee of any kind is appointed for it or any of its property; (e) if there is a change (by voluntary transfer, death or otherwise) in Debtor=s controlling stockholders or owners; (f) if at any time Secured Party shall, in its sole discretion, reasonably exercised, consider the Obligations insecure or any part of the Receivables unsafe, insecure or insufficient and Debtor shall not on demand furnish other collateral or make payment on account, satisfactory to Secured Party; or (g) if there shall occur any loss, theft, substantial damage to or destruction of any of the Collateral, or the making of any levy upon, seizure or attachment of any of the Collateral; if dispossess proceedings are commenced against Debtor; if judgment(s) obtained against any of the Obligors (including, without limitation, Orbit) in any court; if any proceeding, procedure or remedy supplementary to or in enforcement of judgment shall be commenced against, or with respect to any property of any of the Obligors; if any of the Obligors (being a natural person or any general partner of an Obligor which is a partnership) shall die or (being a partnership or corporation) shall be dissolved; if the usual business of any of the Obligors shall be terminated or suspended; or if any of the Obligors shall become insolvent (however defined or evidenced) or commit an act of bankruptcy, or make an assignment for the benefit of creditors or appoint a committee of creditors, or make or send notice of an intended bulk transfer, or if there shall be convened a meeting of the creditors or principal creditors of any of the Obligors; or if there shall be filed by or against any of the Obligors any petition for any relief under the bankruptcy laws of the United States now or hereafter in effect or under any insolvency, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity); or if any petition or application to any court or tribunal, at law or in equity be filed by or against any of the Obligors for the appointment of any receiver or trustee for any of the obligors or any part of the property of any of them or if any such receiver or trustee be appointed; or if at any time Secured Party shall, in its sole discretion, consider the Obligations insecure or any part of the Collateral unsatisfactory or insufficient. Upon the occurrence of any Default and at any time thereafter, Secured Party may, without notice to (except as herein set forth) or demand upon Debtor, declare any part or all of the Obligations immediately due and payable and Secured Party shall have the following rights and remedies in addition to all other rights and remedies of a secured party under the UCC, all such rights and remedies being cumulative and enforceable alternatively, successively, or concurrently:
Secured Party may, at any time or times, with or without judicial process and the assistance of others, enter upon any premises on which any of the Collateral may be located and, without interference by Debtor, take possession of the Collateral and/or dispose of any part or all of the Collateral on any premises of Debtor; and/or require Debtor, at Debtor's expense, to assemble and make available to Secured Party any part or all of the Collateral at any place and time designated by Secured Party and reasonably convenient to both parties; and/or remove any or all of the Collateral from any premises on which the same may be located for the purpose of effecting sale or other disposition thereof or for any other purpose (and if any of the Collateral consists of motor vehicles, Secured Party may use Debtor's license plates); and/or sell, resell, lease, assign and deliver, grant options for or otherwise dispose of any or all of the Collateral in its then condition or following any commercially reasonable preparation or processing, at public or private sale or proceedings, by one or more contracts, in one or more parcels, at the same or different times, at any places, with or without leaving the Collateral at the place of sale or other disposition, for cash and/or credit, upon any terms, and to such persons, firms or corporations as Secured Party deems best, all without demand for performance or any notice or advertisement whatsoever except that where an applicable statute requires reasonable notice of sale or other disposition Debtor hereby agrees that the sending of five days' notice, by ordinary mail, postage prepaid, to any address of Debtor set forth in this Security
Agreement, of the place and time of any public sale or of the time after which any private sale or other intended disposition is to be made shall be deemed reasonable notice thereof. If any of the Collateral is sold by Secured Party upon credit or for future delivery, Secured Party shall not be liable for the failure of the purchaser to pay for same and in such event Secured Party may resell or otherwise dispose of such Collateral. Secured Party may apply the cash proceeds actually received from any sale or other disposition to the costs and expenses in connection therewith, including the expenses of retaking, holding, preparing for sale, selling or otherwise disposing of the Collateral, to reasonable attorney's fees, and all other expenses which may be incurred by Secured Party in attempting to collect the Obligations, proceed against the Collateral or otherwise enforce this Security Agreement, or in the prosecution or defense of any action or proceeding related to the Obligations or this Security Agreement; and the balance of such cash proceeds actually received shall be applied to the Obligations in such order and as to principal and interest as Secured
Party may desire; and Debtor shall remain liable and will pay Secured Party on demand any deficiency remaining, together with any charges specified herein or in any instruments evidencing any of the Obligations and the balance of any expenses unpaid, with any surplus to be paid to Debtor subject to any duty of Secured Party imposed by law in favor of the holder of any subordinate security interest in the Collateral known to Secured Party.
  5. As collateral security for the Obligations, Debtor also hereby grants to Secured Party a continuing lien upon and security interest in any and all moneys, securities and other property of Debtor, other than real property, and the proceeds thereof, now or hereafter owned by Debtor and held or received by or in transit to, Secured Party, from or for Debtor, whether for custody, pledge, transmission, collection or otherwise, and any and all deposits and credits of Debtor with, and any and all claims of Debtor against, Secured Party, at any time existing. Upon the occurrence of any Default, the Secured Party is authorized at any time and from time to time without notice to Debtor to setoff, appropriate and apply any or all of such securities, property, other than real property, deposits, claims and credits, to the payment of any of the Obligations. Any and all other property, other than real property, now or hereafter owned by Debtor, in or upon which Secured Party at any time has a security interest or lien, shall be collateral security for all of the Obligations.

  6. Upon the occurrence of any Default, Debtor shall pay to Secured Party, as liquidated damages and as part of the Obligations, a charge at the rate of two per cent per month upon the unpaid balance of the Obligations from the date of Default until the date of full payment of the Obligations, but in no event shall such rate exceed as such term is defined in the Financing Agreement dated January 8, 2001.

  7. Secured Party shall not be deemed to assume any responsibility for or obligation or duty with respect to any part or all of the Collateral, or any matter or proceedings arising out of or relating thereto, and the same shall be at Debtor's sole risk at all times. Secured Party shall not be required to take any action of any kind to collect, preserve, or protect its or Debtor's rights in the Collateral or against other parties thereto. The grant herein of a security interest in proceeds of the Collateral shall not be deemed a waiver or release of the covenant by Debtor not to sell or otherwise dispose of any of the Collateral without the prior written consent of Secured Party. Debtor hereby releases Secured
Party from any claims, causes of action and demands at any time arising out of or with respect to this Security
Agreement, the Obligations, the use of the Collateral and/or any actions taken or omitted to be taken by Secured Party with respect thereto, and Debtor agrees to hold Secured Party harmless from and with respect to any and all such claims, causes of action and demands. Secured Party's prior recourse to any part or all of the Collateral shall not constitute a condition of any demand, suit or proceeding for payment or collection of the Obligations, nor shall any demand, suit or proceeding for payment or collection of the Obligations constitute a condition of any recourse by Secured Party to the Collateral. Any suit or proceeding by Secured Party to recover any of the Obligations shall not be deemed a waiver of or bar against, subsequent proceedings by Secured Party with respect to any other Obligations and/or with respect to the Collateral. No act, failure or delay by Secured Party shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by Secured Party of any covenant, warranty, representation, Default or right or remedy which Secured Party may have shall operate as a waiver of any other covenant, warranty, representation, Default, right or remedy or of the same covenant, warranty, representation, Default, right or remedy on a future occasion. Debtor waives presentment, notice of dishonor, protest and notice of protest of all instruments included in or evidencing any of the Obligations or the Collateral, and any and all notices or demands whatsoever (except as expressly provided herein). In the event of any litigation with respect to any matter connected with this Security Agreement, the Obligations or the Collateral, Debtor waives all rights to a trial by jury, and all defenses (including but not limited to any defense of the statute of limitations), rights of setoff and counterclaim of any nature. Debtor hereby irrevocably consents to the jurisdiction of the Courts of the State of New York and of any Federal Court located in such State in connection with any action or proceeding arising out of or relating to any or all of the Obligations and/or this Security Agreement. In any such litigation Debtor waives personal service of any summons, complaint or other process, and agrees that the service thereof may be made by certified or registered mail directed to Debtor at its chief place of business set forth in this Agreement. Within thirty days after such mailing, the Debtor so served shall appear and answer to such summons, complaint or other process. Should the Debtor so served fail to appear or answer within said thirty day period, the Debtor shall be deemed in default and judgment may be entered by Secured Party against the Debtor for the amount or other relief as demanded in any summons, complaint or other process so served. No provision of this Security Agreement or the Obligations shall be modified, altered, limited, waived, released or terminated by any act or omission to act or any course of dealing or usage of trade or otherwise, except by a written instrument expressly referring thereto and executed by the party to be charged. The execution and delivery of this Security Agreement has been authorized by the Board of Directors of Debtor (if a corporation) and by any necessary vote or consent of stockholders of Debtor. This Security Agreement and all Obligations shall be binding upon the heirs, executors, administrators, successors, and assigns of Debtor, and shall, together with the rights and remedies of Secured Party hereunder, inure to the benefit of Secured Party, its successors, endorsees and assigns.
Debtor, if more than one, shall be jointly and severally liable hereunder. This Security Agreement and the Obligations shall be governed in all respects by the laws of the State of New York. All terms used herein shall have the meanings as defined in the New York Uniform Commercial Code. If any term of or schedule to this Security Agreement shall be held to be incomplete, invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby. Secured Party is authorized to annex hereto any schedules referred to herein. Debtor has received and read a copy of this Security Agreement.

IN WITNESS WHEREOF, the undersigned Debtor has executed this Security Agreement in the State of New York on January 8, 2001.
BEHLMAN ELECTRONICS, INC.

By:___________________________
   President

By:___________________________
   Secretary


STATE OF NEW YORK
     ss.
COUNTY OF NEW YORK

  On December ___, 2001 before me personally appeared Mark Tublisky and Harlan Sylvan to me known, who, being by me severally duly sworn, did each for himself depose and say; that he Mark Tublisky and that he Harlan
Sylvan are respectively the President and Secretary of the corporation described in and which executed the foregoing instrument; that they know the seal of said corporation; that the seal affixed to said instrument is such corporate seal;
that it was so affixed by order of the Board of Directors of said corporation and that they signed their names thereto by like order.

___________________________
Notary Public



                               Schedule A

  The following are all of the locations of the Collateral:

80 Cabot Court, Hauppauge, NY 11788

BEHLMAN ELECTRONICS, INC.

By:___________________________
   President


By:___________________________
   Secretary


                          CORPORATE AFFIDAVIT

STATE OF NEW YORK
                  ss.
COUNTY OF NEW YORK

Mark Tublisky and Harlan Sylvan each for himself being duly sworn, deposes and says that: they reside respectively at ________________________________________________________ and at 19 Ensign
Lane, Massapequa, NY and
are respectively President and Secretary of BEHLMAN ELECTRONICS, INC.; they are over twenty-one years of age;
said corporation is the sole owner and in possession of the Collateral mentioned and described in the foregoing Security
Agreement and has the sole right and lawful authority to grant a security interest therein; the said Collateral and each and every part thereof is now free and clear of and from any and all liens, encumbrances and security interests of whatsoever nature or description except
NONE;
the following are the locations of all places of business of said corporation 80 Cabot Court, Hauppauge, NY 11788;
there are no judgments against said corporation in any Court of any State or of the United States; there is no attachment or execution now outstanding against said corporation; no receiver of said corporation has ever been appointed or applied for; there are no bankruptcy, arrangement or reorganization proceedings pending against or with respect to it, nor have any ever been taken by or against it, nor has it ever been adjudged a bankrupt or debtor in any such proceedings; no assignment for the benefit of creditors has been made by it; said corporation is solvent and justly indebted to the Secured Party within named in the amount set forth in this Security Agreement; the security interest is for value received and there are no claims, offsets or defenses against the Obligations or the Collateral; and deponents have read the foregoing Security Agreement and know the contents thereof and that same is true and accurate in every respect. Deponents further state that this affidavit is made for the purpose of inducing the Secured Party in the foregoing Security Agreement to give to Debtor the credit mentioned in the foregoing Security Agreement, knowing full well that Secured Party relies upon the truth of said representations.

_________________________

___________________________


Sworn to before me this January ___, 2001

________________________
Notary Public




                         CERTIFIED RESOLUTIONS

  The undersigned, being respectively President and Secretary of BEHLMAN ELECTRONICS, INC.
a Delaware, Corporation having its principal offices at 80 Cabot Court, Hauppauge, NY 11788, hereby
CERTIFY that at a meeting of the Board of Directors of said corporation duly called and held, in accordance with the by-laws of said corporation and all applicable laws, on the January 8, 2001 , quorum being present and voting throughout, the following resolutions were unanimously adopted and recorded in the minute books of said corporation and do not contravene any provision of its corporate charter or by-laws and are now in full force and effect without revocation or change;
"RESOLVED:
1. That any one or more of the officers of this corporation be and each of them hereby is authorized and directed, in the name and on behalf of this corporation: (a) to generally borrow money and obtain credit for this corporation from time to time from Rosenthal & Rosenthal, Inc. ("Rosenthal") upon terms and conditions,. as to rates of interest, discounts, premiums and otherwise, satisfactory to Rosenthal; (b) to execute and deliver to Rosenthal a promissory note or notes, in form and substance satisfactory to
Rosenthal, as evidence of such borrowing or borrowings, containing such terms and conditions as to rates of interest, discounts, premiums and otherwise as Rosenthal may require and as any officer of this corporation may approve, such approval being conclusively evidenced by the execution and delivery of such promissory note or notes by any officer of the corporation; (c) to grant a security interest to
Rosenthal in any or all personal property now owned and hereafter acquired by this corporation, including without limitation all machinery, equipment, furniture and fixture (if any) now owned and hereafter acquired by this corporation, wherever located, and all replacements, substitutions, additions and improvements thereto and thereof, and all proceeds,. if any, of the foregoing, as collateral security for the payment performance, observance and fulfillment by this corporation of any and all indebtedness, obligations and liabilities of any kind of this corporation, as principals, endorser, guarantor, surety or otherwise, to Rosenthal, now existing and hereafter arising, direct or indirect, (including without limitation, participation or interest of Rosenthal in obligations of this corporation to others), acquired outright, by assignment, conditionally, or as collateral security from another, fixed or contingent, joint or several, due or not due,. liquidated or unliquidated, arising by operation of law or otherwise, and all instruments executed and delivered as evidence thereof, which security interest shall be upon such terms and conditions as Rosenthal may require; (d) execute and deliver to Rosenthal a security agreement or agreements and financing statements, in form and substance satisfactory to Rosenthal, granting such security interest to Rosenthal, containing such terms and conditions as Rosenthal may require and as any officer of this corporation may approve, such approval being conclusively evidenced by the executions and delivery of such security agreement by any officer of this corporation; and (e) to execute and deliver to Rosenthal, from time to time any and all other papers, documents, instruments, notices, certificates and financing statements under the Uniform Commercial Code or otherwise, in connection with or in implementation of the foregoing resolutions or in amendment, modification or supplement of and to the said promissory note or notes, security agreement or agreements and financing statements, the same to be in form and substance satisfactory to Rosenthal, and to do all other acts necessary desirable to effectuate the foregoing resolutions.

2. That the Secretary or any Secretary of this corporation alone or jointly with any other officer of this corporation, is hereby authorized to certify and deliver to Rosenthal for in the name of this corporation and under the seal thereof, copies of these resolutions."
  AND we further CERTIFY that the Certificate of Incorporation of the corporation and all amendments thereto, if any, and the By-Laws of this corporation, do not provide that the vote or consent of shareholders is required to authorize any or all of the transactions referred to in the foregoing
Resolutions;

  AND we further CERTIFY that, from our examination of the minute book and other pertinent records of this corporation now in our possession, and of our own knowledge, the following named persons constitute all of the officers of this corporation presently serving as such and that adjacent to each name is the genuine signature of each such officer:

OFFICE         NAME             SIGNATURE

President        Mark Tublisky            _______________________

Secretary        Harlan Sylvan            _______________________

  IN WITNESS WHEREOF, we have hereunto set our hands and affixed the seal of this corporation, this January 8, 2001.

Corp. Seal

____________________________
President

____________________________
Secretary

STATE OF New York
               ss.:
COUNTY OF New York
  On this___________________ 2001, before me personally came Mark Tublisky and Harlan Sylvan to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged that he executed the same.

_______________________________
      Notary Public
                         STOCKHOLDERS' CONSENT

I, the undersigned, being all of the stockholder of BEHLMAN ELECTRONICS, INC. , a corporation organized and existing under and by virtue of the Laws of the State of Delaware, having its principal office at 80 Cabot Court, Hauppauge, NY 11788 and respectively holding and owning the number of voting shares set opposite my signature hereto, and holding and owning collectively all of the shares outstanding and all of the outstanding shares entitled to vote,
DO HEREBY CONSENT, in writing, pursuant to the applicable provisions of the Business Corporation Law of the State of New York, and do hereby authorize, approve and consent to the execution and delivery by
BEHLMAN ELECTRONICS, INC.  to ROSENTHAL & ROSENTHAL, INC., a New York
corporation,
with its principal office located at 1370 Broadway, Borough of Manhattan, City and State of New York, of a
guarantee of any and all obligations of BEHLMAN ELECTRONICS, INC. to the said ROSENTHAL &
ROSENTHAL, INC., which guarantees shall be in the form annexed hereto or in any other form the officer executing the same deems advisable, and/or to make, execute and deliver collateral bonds, endorsements, etc., with respect to any of the obligations aforementioned of BEHLMAN ELECTRONICS, INC. to the said
ROSENTHAL & ROSENTHAL, INC.
AND WE DO HEREBY FURTHER CONSENT that the Board of Directors and officers of BEHLMAN
ELECTRONICS, INC. do, and they are hereby authorized to do all things necessary to carry this consent and the aforementioned guaranty into effect and to execute any and all instruments, agreements and documents in connection therewith.
Dated:   This January 8, 2001

Name             Number of Class        Signature
                    Shares

ORBIT               100%      Common     By:__________________________
Dennis Sunshine
INTERNATIONAL
CORP.

SEPS NY #342620 v.8



SEPS NY #342620 v.8





STATE OF NEW YORK

On December ___, 2001 before me personally appeared Dennis Sunshine to me known, who, being by me severally duly sworn, deposes and says; that he is the President of the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation and that he signed his name thereto.

____________________________________
Notary Public





Exhibit 10 (l)      Purchase and Sale Agreement between the Company and 80
Cabot Realty
          LLC dated February 26,2001.

                     PURCHASE AND SALE AGREEMENT
     THIS PURCHASE AND SALE AGREEMENT, made as of the ___ day of January, 2001 (this "AGREEMENT"), by and among ORBIT INTERNATIONAL CORP., a Delaware corporation having an address at 80 Cabot Court, Hauppauge, New York 11788 ("SELLER") and 80 CABOT
REALTY LLC, a New York limited liability company having an address at 2545 Hempstead
Turnpike, East Meadow, New York  11554 ("PURCHASER");
                         W I T N E S S E T H:
     WHEREAS, Seller is the owner of the land (the "LAND") more particularly described in
Schedule 1 attached hereto and made a part hereof and all buildings and improvements located on the
Land (the "IMPROVEMENTS"; the Improvements and the Land, collectively, the "PREMISES"), which
Premises are located at and commonly known as 80 Cabot Court, Hauppauge, Town of Smithtown,
New York 11788; and
     WHEREAS, Purchaser wishes to purchase the Property (as hereinafter defined) from Seller and Seller wishes to sell the Property to Purchaser, subject to the terms and conditions hereinafter set forth.
     NOW, THEREFORE, in consideration of the foregoing premises, the mutual covenants and conditions contained herein, and other good and valuable consideration, the mutual receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser hereby agree as follows:
Sale and Purchase

 . Seller hereby agrees to sell, transfer and convey to Purchaser, and Purchaser hereby agrees to purchase from Seller, on the Closing Date (as hereinafter defined) and on the terms and conditions set forth in this Agreement, the Premises, together with all of Seller's rights, claims, privileges, immunities, title and interests in, to and under the following (the Premises and all of the following being hereinafter referred to as the "PROPERTY"): the easements, rights of way, privileges, appurtenances and other rights and benefits of Seller in and to the Premises, the land lying in the bed of any street or highway in front of or adjoining the Land to the center line thereof and any strips or gores adjoining or adjacent to the Land; subject to the provisions of Section 13 below, any unpaid award for any taking by condemnation or any damage to the Premises by reason of a change of grade of any street or highway; subject to the provisions of Section 14 below, any insurance proceeds that are payable after the date of this Agreement on account of any damage to the Property resulting from a fire or other casualty which occurs after the date of this Agreement, and all heating, lighting, electrical, plumbing, air conditioning, sprinkler and other fire prevention systems, motors, machinery, pipes, appliances contained in, attached or appurtenant to or used or useable in connection with the Improvements, but exclusive of all furnishings, moveable trade fixtures, equipment and other personal property utilized by Seller in connection with its business operations located at the Premises (the "PERSONALTY").
Purchase Price; Escrow.
AS CONSIDERATION FOR THE PROPERTY, PURCHASER SHALL PAY TO SELLER THREE MILLION
AND
00/100 DOLLARS ($3,000,000.00) (THE "Purchase Price"), SUBJECT TO ADJUSTMENT
AS PROVIDED
IN THIS AGREEMENT.
PURCHASER SHALL PAY THE PURCHASE PRICE TO SELLER AS FOLLOWS:
ONE HUNDRED FIFTY THOUSAND AND 00/100 DOLLARS ($150,000.00) upon Purchaser's execution and delivery of this Agreement, by certified check drawn on a bank which is a member of the New York
Clearing House Association or in other immediately available funds (the "DEPOSIT"); and
TWO MILLION EIGHT HUNDRED FIFTY THOUSAND AND 00/100 DOLLARS ($2,850,000.00) (the "BALANCE") at the Closing (as hereinafter defined), subject to adjustment as provided in this Agreement.
(I) THE DEPOSIT SHALL BE PAID TO AND HELD IN ESCROW BY SELLER'S ATTORNEY, SQUADRON, ELLENOFF,
PLESENT & SHEINFELD, LLP ("Escrow Agent").  ESCROW AGENT SHALL HOLD THE
DEPOSIT IN ESCROW
UNTIL THE CLOSING OR SOONER TERMINATION OF THE AGREEMENT AND SHALL PAY OVER
THE DEPOSIT IN
ACCORDANCE WITH THE TERMS OF THIS AGREEMENT.
Escrow Agent shall invest the Deposit in an interest-bearing account (the "ESCROW"). Any interest on the
Deposit shall be paid to the party entitled to receive the Deposit pursuant to this Agreement and the party receiving such interest shall pay any income taxes thereon.
At the Closing, Escrow Agent will disburse the Deposit together with all interest thereon, to Seller to be applied against the Purchase Price for the Property.
If for any reason the Closing does not occur and either party makes a written demand upon Escrow Agent for payment of the funds held in Escrow, Escrow Agent shall give written notice to the other party of such demand.
If Escrow Agent does not receive a written objection to the proposed payment from the other party within ten
(10) calendar days after the giving of such notice, Escrow Agent is hereby authorized to make such payment.
If Escrow Agent does receive such written objection within such ten (10) calendar day period or if for any other reason Escrow Agent in good faith shall elect not to make such payment, Escrow Agent shall continue to hold such funds until otherwise directed by written instructions from the parties to this Agreement or a final order of a court of competent jurisdiction. Notwithstanding the foregoing, Escrow Agent shall have the right at any time to deposit the amount in Escrow with the Clerk of the Supreme Court of Suffolk County whereupon
Escrow Agent shall give immediate written notice of such deposit to Seller and Purchaser. Upon such deposit,
Escrow Agent shall be fully released and discharged from any obligations imposed upon it by this Agreement.
The parties acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, that Escrow Agent shall not be deemed to be the agent of either of the parties, and that Escrow
Agent shall not be liable to either of the parties for any act or omission on its part unless taken or suffered in bad faith, in willful disregard of this Agreement or involving gross negligence. If this Agreement or any matter relating hereto shall become the subject of any litigation or controversy, Purchaser and Seller agree, jointly and severally, to hold Escrow Agent free and harmless from any costs, claims, losses or expenses, including attorneys' fees, that may be incurred by Escrow Agent by reason thereof, provided, however, that Purchaser and Seller shall not be required to indemnify Escrow Agent from any loss or expense that it may suffer as a result of actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this
Agreement or involving gross negligence on the part of Escrow Agent.
Escrow Agent shall acknowledge receipt of the Deposit and agreement to these provisions by signing in the place indicated on the signature page of this Agreement.
Adjustments to Purchase Price. THERE SHALL BE NO ADJUSTMENTS TO THE PURCHASE PRICE AT CLOSING BECAUSE THE
"NET LEASE" (HEREINAFTER DEFINED) IS A NET LEASE WITH SELLER AS TENANT. Representations and Warranties of Seller

 . Seller hereby represents and warrants to Purchaser that the following statements are true and correct as of the date of this Agreement and shall be true and correct as of the Closing Date:
ORGANIZATION; POWER AND AUTHORITY. SELLER IS A CORPORATION DULY ORGANIZED, VALIDLY EXISTING
AND IN GOOD STANDING UNDER THE LAWS OF THE STATE OF DELAWARE AND IS AUTHORIZED TO DO BUSINESS
IN THE STATE OF NEW YORK. SELLER HAS THE REQUISITE POWER AND AUTHORITY TO EXECUTE AND DELIVER
AND TO PERFORM ITS OBLIGATIONS UNDER THIS AGREEMENT AND ALL INSTRUMENTS AND OTHER DOCUMENTS
EXECUTED AND DELIVERED BY SELLER IN CONNECTION WITH THIS AGREEMENT.
EXECUTION AND ENFORCEABILITY

 . This Agreement and all other instruments executed by Seller and delivered to Purchaser in connection with this Agreement and the transactions contemplated hereby and thereby have been or will be duly and validly executed and delivered by Seller and constitute the legal, valid and binding obligations of Seller, enforceable in accordance with their respective terms, except as enforcement might be limited by bankruptcy, insolvency, reorganization or similar laws affecting the enforcement of creditors' rights generally and by general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law). The execution and delivery by Seller of this Agreement and all other instruments executed by Seller and delivered to Purchaser in connection with this Agreement and the transactions contemplated hereby and thereby, and Seller's performance of the transactions contemplated hereby and thereby, are within the corporate powers of Seller, have been duly authorized by all necessary partnership action of Seller and will not contravene or conflict with Seller's articles of incorporation or by-laws or, with or without the giving of notice of the passage of time, or both, any contractual restriction binding upon Seller.
CONSENTS

 . No authorization, approval or other action by, and no notice to or filing with, any Governmental
Authority (as hereinafter defined) or regulatory body is necessary for or in connection with the execution, delivery or performance by Seller of the transactions contemplated by this Agreement.
CONFLICT WITH EXISTING LAWS OR CONTRACTS

 . The execution and delivery of this Agreement and all related documents and the performance of its obligations hereunder and thereunder by Seller does not, (i) to Seller's knowledge, conflict with any provision of any law or regulation to which Seller is subject, (ii) conflict with or result in a breach of or constitute a default under any of the terms, conditions or provisions of any agreement or instrument to which Seller is a party or by which Seller is bound or (iii) any judgment, writ, injunction, order or decree applicable to Seller or result in the creation or imposition of any lien on any of its assets or property (including, without limitation, the Property), which would materially and adversely affect the ability of Seller to perform its obligations under this Agreement.
LITIGATION

 . Other than as set forth on Schedule 2 attached hereto, to Seller's knowledge, there are no judgments presently outstanding and unsatisfied against Seller or any of its properties (including, without limitation, the Property), and neither Seller nor any of its properties (including, without limitation, the Property) are involved in any litigation at law or in equity, or any proceeding before any court, or by or before any governmental or administrative agency, and no such litigation or proceeding is threatened in writing against Seller or against any of its properties (including, without limitation, the Property) nor relating to the transactions contemplated by this Agreement and Seller has received no written notice that any investigation looking toward such a proceeding has begun or is contemplated.
BANKRUPTCY

 . Seller has not filed any petition seeking or acquiescing in any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law relating to bankruptcy or insolvency, nor has any such petition been filed against Seller. NOT A FOREIGN PERSON

 . Seller is not a "foreign person" within the meaning of Sections 1445 and 7701 of the Internal
Revenue Code of 1986 (the "CODE"), as amended.
CONDEMNATION

 . As of the date hereof, Seller has received no written notice, and Seller has no actual knowledge, of any pending or threatened condemnation or eminent domain proceedings that would affect any part of the Property.
ENVIRONMENTAL MATTERS

 . To the best of Seller's actual knowledge, the Property is not, and Seller has not received written notice from any Federal, state, county or municipal government, or any political, or quasi-political, subdivision, agency, authority, department, court, commission, board, bureau or instrumentality of any of the foregoing (collectively, "GOVERNMENTAL AUTHORITIES") asserting jurisdiction over Seller or the Property, that the Property is or may be, in violation of any applicable federal, state, county or municipal law, ordinance or regulation regarding Hazardous Materials. The operations of Seller at the Premises are in material compliance with all applicable Environmental Laws. As used herein,
"HAZARDOUS MATERIALS" means (a) those substances included within the definitions of any one or more of the terms "hazardous substances," "hazardous materials", "toxic substances", and "hazardous waste" in the Comprehensive Environmental, Response, Compensation and Liability Act, 42 U. S.C.
sectionsection 9601 et seq., as amended, the Resource Conservation and Recovery Act of 1976, as amended, 42
U.S.C. sectionsection 6901 et seq. and the Hazardous Materials Transportation Act, as amended, 49 U.S.C. sectionsection
1801 et seq., and in the regulations promulgated pursuant to such laws; (b) such other substances, materials and wastes as are regulated under applicable local, state or Federal environmental laws or regulations, or which are classified as hazardous or toxic under Federal, state or local environmental laws or regulations; and (c) any materials, wastes or substances that are (i) petroleum; (ii) asbestos;
(iii) polychlorinated biphenyls; (iv) lead paint; (v) urea formaldahyde and urea formaldahyde insulation; (vi) designated as a "hazardous substance" pursuant to Section 311 of the Clean Water
Act, as amended, 13 U.S.C. sectionsection 1321 et seq., (33 U. S.C. section
1321) or designated as "toxic pollutants" pursuant to Section 307 of the Clean Water Act (33 U.S.C section 1317); (vii) flammable explosives; or
(viii) radioactive materials. Hazardous Materials shall not include materials or substances customarily used in the day-to-day operation and maintenance of the Property, such as cleaning fluids and similar substances and materials, provided they are used in compliance with all applicable laws and in quantities customarily used in similar properties. As used herein, "ENVIRONMENTAL LAWS" shall mean any and all present and future statutes, ordinances, codes, orders, decrees, laws, rules and regulations of any Governmental Authorities pertaining to or imposing liability or standards of conduct with respect to the regulation and protection of human health and safety, the environment or natural resources, including the Comprehensive Environmental Response, Compensation, and Liability Act
(42 U.S.C. sectionsection 9601 et seq.), the Hazardous Material Transportation Act (49 U.S.C. sectionsection 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. sectionsection 6901 et seq.), the Federal Water
Pollution Control Act (33 U.S.C. sectionsection 1251 et seq.), the Oil Pollution Act of 1990 (P.L. 101-380), the
Safe Drinking Water Act (42 U.S.C. sectionsection 300(f) et seq.), the Clean Air Act (42 U.S.C. sectionsection 7401 et seq.), the Toxic Substances Control Act (15 U.S.C. sectionsection 2601 et seq.), the Federal Insecticide,
Fungicide, and Rodenticide Act (7 U.S.C. sectionsection 136 et seq.), and the Occupational Safety and Health
Act (29 U.S.C. sectionsection 651 et seq.), as such laws have been and hereafter may be amended or supplemented.
NO VIOLATIONS

 . Seller has not received written notice of any violations which remain uncured of any licenses, permits and statutes, laws, ordinances, rules, regulations, requirements and codes of any
Governmental Authorities applicable to the Property including, without limitation, those regarding building, fire, health, safety, environmental, subdivision, water quality, sanitation controls and the
Americans with Disabilities Act, and similar rules and regulations relating and/or applicable to the ownership, use and operation of the Property as it is now operated and the Improvements located thereon, except as listed in Schedule 3 hereto.
PERMITS

 . True, correct, and complete copies of all governmental or quasi-governmental licenses, consents, certificates, approvals, permits, authorizations and other requirements of any Governmental
Authorities necessary or required for the continued use and operation of the Property and the
Improvements for the purposes for which the same are intended (the "PERMITS") have been or will be delivered to Purchaser upon execution and delivery of this Agreement by all parties hereto.
SERVICE CONTRACTS

 . Except as disclosed in Schedule 4 attached hereto, there are no material service, maintenance, supply, management or other contracts ("SERVICE CONTRACTS") affecting the Property. True, correct, and complete copies of all material Service Contracts have been or will be delivered to Purchaser upon execution and delivery of this Agreement by all parties hereto.
LEASES

 . There are no agreements (written or oral) in the nature of leases, subleases, rights of occupancy, licenses, permits, franchises, concessions or other types of occupancy agreements affecting the
Property, other than the Net Lease which is or will be entered into between Seller and Purchaser on or prior to the Closing Date.
ASSESSMENTS

 . Seller has not received written notice, and Seller has no actual knowledge, without duty to inquire, of any pending or threatened special assessments or reassessments affecting the Property.
OPTIONS

 . Seller has not granted to any person or party, other than Purchaser, has any right or option to acquire the Property, or any part thereof or any interest therein. [INTENTIONALLY OMITTED

 .]
TITLE TO PROPERTY

 . Seller has good and marketable title to the Property, free and clear of all liens, charges, encumbrances, mortgages, pledges, security interests, easements, agreements and other interests and adverse claims (collectively, "ENCUMBRANCES"), other than the matters set forth in Schedule 5 attached hereto and made a part hereof (the "PERMITTED ENCUMBRANCES"). FINANCIAL STATEMENTS

 . All financial statements (including but not limited to balance sheets, income and expense statements and profit and loss statements) heretofore furnished to Purchaser by or on behalf of Seller are and will be true, complete and correct in all respects as of the respective time periods for which the same are furnished.
Representations and Warranties of Purchaser

 . Purchaser hereby represents and warrants to Seller that the following statements are true and correct as of the date of this Agreement, and shall be true and correct as of the Closing Date:
ORGANIZATION; POWER AND AUTHORITY

 . Purchaser is a limited liability company duly organized, validly existing and in good standing under the laws of the State of New York. Purchaser has the requisite power and authority to execute and deliver and to perform its obligations under this Agreement and all instruments and other documents executed and delivered by Purchaser in connection with this Agreement. EXECUTION AND ENFORCEABILITY

 . This Agreement and all other instruments executed by Purchaser and delivered to Seller in connection with this Agreement and the transactions contemplated hereby and thereby have been or will be duly and validly executed and delivered by Purchaser and constitute the legal, valid and binding obligations of Purchaser, enforceable in accordance with their respective terms, except as enforcement might be limited by bankruptcy, insolvency, reorganization or similar laws affecting the enforcement of creditors' rights generally and by general principles of equity (regardless of whether such enforcement is considered in a proceeding in equity or at law). The execution and delivery by
Purchaser of this Agreement and all other instruments executed by Purchaser and delivered by
Purchaser in connection with this Agreement and the transactions contemplated hereby and thereby, and Purchaser's performance of the transactions contemplated hereby and thereby, are within the limited liability company powers of Purchaser, have been duly authorized by all necessary action of
Purchaser and will not contravene or conflict with Purchaser's certificate of organization or operating agreement, or, with or without the giving of notice or the passage of time, or both, any contractual restriction which is binding on Purchaser.
CONSENTS

 . No authorization, approval or other action by, and no notice to or filing with, any Governmental
Authority or regulatory body is necessary for or in connection with the execution, delivery or performance by Purchaser of the transactions contemplated by this Agreement. CONFLICT WITH EXISTING LAWS OR CONTRACTS

 . The execution and delivery of this Agreement and all related documents and the performance of its obligations hereunder and thereunder by Purchaser does not, (i) to Purchaser's knowledge, conflict with any provision of any law or regulation to which Purchaser is subject,
(ii) conflict with or result
in a breach of or constitute a default under any of the terms, conditions or provisions of any agreement or instrument to which Purchaser is a party or by which Purchaser is bound or (iii) any judgment, writ, injunction, order or decree applicable to Purchaser or result in the creation or imposition of any lien on any of its assets or property which would materially and adversely affect the ability of Purchaser to perform its obligations under this Agreement.
          (e) Bulk Sales. Purchaser agrees that, promptly after execution of this Agreement,
Purchaser shall file with the New York State Tax Department, Bulk Sales Unit, a Notification of Sale,
Transfer or Assignment in Bulk (the "NOTIFICATION") with respect to Purchaser's acquisition of the
Property. Seller agrees to provide to Purchaser all such information as may be required to allow
Purchaser to complete the Notification. Provided that Purchaser has so filed the Notification and a bulk sales tax clearance has not been received by Purchaser on or prior to the Closing Date, Seller agrees to indemnify, defend and hold harmless Purchaser from and against any and all losses, costs, damages and expenses which may be incurred by Purchaser as a result of Seller's failure to pay sales or use taxes required to be paid by Seller in connection with the business of which the Property forms an asset and for which Purchaser could have liability under the New York State Sales and Use Tax
Law (the "BULK SALES LAW"). In the event Purchaser receives notice from the State of New York prior to the Closing that Seller owes sales or use taxes for which Purchaser could have liability under the Bulk Sales Law, in the event Seller fails to pay (or escrow with the title company an amount sufficient to pay) all such taxes owed by Seller on or prior to the Closing Date, Purchaser shall have the right to terminate this Agreement. The indemnification provided herein shall survive the Closing until such time as the bulk sales tax clearance has been received by Purchaser. Inspection Period; As-Is.
PURCHASER'S ACKNOWLEDGMENTS

 . Purchaser acknowledges that, except as otherwise expressly set forth in this Agreement, neither
Seller nor anyone acting for or on behalf of Seller, including without limitation any agent, employee or other representative of Seller or any broker or other person representing or purporting to represent
Seller, has made any written or oral representation, warranty, promise or statement, express or implied, concerning the Property or the condition, use or development thereof.
 Purchaser has
undertaken or shall undertake during the Inspection Period all such investigations of the Property as
Purchaser deems necessary or appropriate under the circumstances and, except with respect to
Seller's representations expressly set forth in this Agreement, Purchaser is and will be relying strictly and solely upon such inspections and examinations and the advice of its own consultants, agents, legal counsel and officers and Purchaser is and will be at or prior to the Closing fully satisfied that the
Purchase Price is fair and adequate consideration for the Property. Except with respect to Seller's representations expressly set forth in this Agreement, all matters concerning the Property have been or shall be independently verified by Purchaser prior to the Closing. As a material inducement to the execution and delivery of this Agreement by Seller, and except as otherwise expressly provided in this
Agreement, Purchaser is purchasing the Property in its "as is" present physical condition and state of repair, with all faults, and subject to reasonable use, wear, tear and natural deterioration between the date hereof and the Closing Date, without any reduction in the Purchase Price for any change in such condition by reason thereof subsequent to the date of this Agreement. INSPECTION PERIOD.
Seller grants to Purchaser an Inspection Period (the "INSPECTION PERIOD"), which period shall commence on the date of this Agreement and shall end forty-five (45) calendar days thereafter at 5:00 PM EST, provided that if such forty-fifth (45th) calendar day is not a business day, then such date shall be extended to 5:00 PM
EST on the next business day, WITH TIME BEING OF THE ESSENCE AS TO SUCH DATE. In the event
Purchaser's Phase I environmental report (as same was delivered to Seller upon Purchaser's receipt of same) expressly recommends that Purchaser conduct a Phase II inspection of the Property, then upon written request made by Purchaser to Seller on or prior to the expiration of the Inspection Period, the Inspection Period shall be extended for an additional period of thirty (30) days (or such lesser period of time as may be requested by Purchaser) in order to allow Purchaser to complete such testing, TIME BEING OF THE ESSENCE AS TO
SUCH DATE.
During the Inspection Period, subject to the terms and conditions of this Agreement, Purchaser and its agents and employees shall have the right to inspect the Property for the following purposes: investigating the suitability of the Property for Purchaser's intended purposes, conducting tests of the soil conditions and structures of the Property, investigating the presence of Hazardous Materials on the Property and such other purposes as Purchaser shall deem appropriate in its reasonable discretion. Prior to entering upon the Property, Purchaser shall comply with the provisions of Section 6(b) of this Agreement. Upon execution and delivery of this Agreement by all parties hereto, Seller shall furnish to Purchaser true and complete copies of all material
Service Contracts, licenses and permits affecting the Property to the extent in Seller's possession or control.
Purchaser may further inspect the Property, from time to time during regular business hours on Business Days and upon reasonable prior notice to Seller, after the expiration of the Inspection Period and prior to the Closing, subject to the terms of this Section 6(b).
If Purchaser in its sole and absolute discretion shall be unsatisfied with the results of its inspections of the Property or the materials furnished by Seller, Purchaser shall have the right in its sole and absolute discretion to terminate this Agreement and receive back the Deposit with interest thereon by providing written notice to
Seller and Escrow Agent of such election prior to 5:00 PM EST on the last day of the Inspection Period, TIME
BEING OF THE ESSENCE as to the giving of such notice. In the event that Purchaser fails to terminate the
Agreement prior to 5:00 PM EST on the last day of the Inspection Period, then Purchaser shall be deemed to have unconditionally waived any right to terminate this Agreement under this
Section 6(b)(iii).
If Purchaser gives timely notice of termination of this Agreement to Seller and Escrow Agent in accordance with the requirements of Section 6(b)(iii), this Agreement shall thereupon be deemed canceled and become void and of no further effect, and neither party shall have any obligations of any nature to the other hereunder or by reason hereof except with respect to Section 6(b)(vi) and the other sections of this Agreement which specifically survive such termination, and Escrow Agent shall cause the Deposit with interest to be promptly refunded to Purchaser, it being acknowledged and agreed that there shall be no further conditions precedent of any kind to Purchaser's right to obtain a full refund of the Deposit after timely service of such notice of termination in accordance with the requirements of Section 6(b)(iii). Purchaser shall promptly provide Seller with copies of all draft or final engineering and architectural reports, environmental reports, construction and renovation estimates (collectively, the "REPORTS") commissioned by
Purchaser, if any, in connection with Purchaser's acquisition of the Property, at no cost to Seller. Seller shall, provided that Closing occurs, keep the Reports confidential, except to the extent that such (a) information (i) is a matter of public record, (ii) was available to Seller on a non-confidential basis prior to its disclosure to Seller, (iii) becomes available to Seller from a source known to Seller not to have a duty of confidentiality with regard to the information or (iv) was or is independently developed by Seller from non-confidential sources, or (b) disclosure is compelled by law or by regulatory or judicial process; provided, however, that Seller may disclose such information to its Related Parties (as hereinafter defined) so long as such persons are informed by Seller of the confidential nature of such information and are directed by Seller to treat such information confidentially and to use such information only in connection with the transaction contemplated by this
Agreement. Notwithstanding anything contained herein to the contrary, in the event Seller is required by law or by regulatory or judicial process to disclose any such confidential information, Seller shall notify Purchaser in writing of such required disclosure, shall exercise all commercially reasonable efforts to preserve the confidentiality of the Reports, including, without limitation, reasonably cooperating with Purchaser to obtain an appropriate order or other reliable assurance that confidential treatment will be accorded the Reports by such tribunal and shall disclose only that portion of the Reports which it is legally required to disclose.
Notwithstanding anything to the contrary contained in Section 6(b), Purchaser shall not, and shall not permit its employees, consultants, engineers and agents to, conduct any soil tests or sampling or any boring, digging, drilling or other physical intrusion of any of the Property and/or the Improvements (collectively, "TESTING"), without the prior written consent of Seller, which consent Seller shall not unreasonably withhold or delay provided Purchaser's Phase I Report (as same was delivered to Seller upon Purchaser's receipt of same) expressly recommends that Purchaser conduct a Phase II inspection of the Property and further provided that
Purchaser fully complies with the provisions of this Section 6(b)(vi). In connection with any such Testing,
Purchaser and/or each of its agents, contractors or consultants who enters upon the Property shall (a) furnish to Seller a certificate evidencing such party's commercial general liability insurance, which insurance shall include contractual liability coverage and coverage for bodily injury, property damage and personal injury caused by such party in connection with its entry onto the Property and shall name Seller as an additional insured, as Seller's interests may appear, with minimum limits of liability as follows: a combined single limit with respect to each occurrence of $1,000,000 with a $2,000,000 annual aggregate, prior to commencing any such Testing and shall, upon completion thereof, restore promptly, at Purchaser's cost and expense, the
Property to its condition existing prior to such Testing, including refilling any holes dug on the Property by Purchaser or its agents or employees with the same soil or clean fill and making safe any hazardous conditions created by Purchaser or its agents, and (b) (i) at all times be accompanied by a representative of the Seller when at the Property (and, in connection therewith, shall give Seller reasonable prior notice of Purchaser's request to enter the Property and Seller shall make such representative of Seller available at reasonable times on being given such advance notice), and (ii) not unreasonably interfere with the operation of the Property. Provided
Purchaser is delivered prompt notice of any claim to which Seller has been given notice, Purchaser hereby agrees to indemnify, defend and holds harmless Seller from any and all personal injuries or damage to personal property and other actual, reasonable out of pocket loss, cost and expense to the extent the same directly arise in connection with the entry upon the Property by Purchaser and its employees, agents, consultants, contractors and advisors, and any inspections, testing and other acts of Purchaser or its employees, agents, consultants, contractors or advisors, provided that the foregoing indemnity shall not apply to any such liability, loss, cost, judgment, claim, damage or expense to the extent arising from the gross negligence or willful misconduct of
Seller, its officers, shareholders, directors, employees, attorneys or agents.
 With respect to the foregoing
indemnification, Purchaser may (i) employ and retain legal counsel of its own choosing in defending any such claim(s) provided such legal counsel is reasonably approved by Seller and (ii) reasonably settle any such claim(s) upon consultation with and obtaining the reasonable approval of Seller provided that any such settlement includes a release of Seller and its officers, shareholders, directors, employees with respect to the facts and circumstances underlying such claim(s). Notwithstanding the foregoing, Purchaser shall not be obligated to pay consequential or punitive damages under this Section 6(b)(vi). The foregoing indemnification shall survive the Closing or the earlier termination of this Agreement for a period of one (1) year.
Covenants Pending the Closing

 . Seller covenants that from the date hereof through and including the Closing Date:
NO TRANSFER

 . Seller will not sell, assign, mortgage, pledge, encumber or otherwise transfer all or any portion of the Property or permit any lien to be placed on the Property or take or permit any other action affecting title to the Property or offer to do any of the foregoing without the prior written consent of Purchaser, which may be granted or withheld in Purchaser's sole and absolute discretion.
NO LEASES

 . Seller will not enter into any lease, license or other occupancy agreement in respect of the Property
(other than the Net Lease, as hereinafter defined) without the prior written consent of Purchaser, which may be granted or withheld in Purchaser's sole and absolute discretion. COPIES OF NOTICES, ETC.

  Seller shall promptly after the delivery or receipt thereof deliver to Purchaser copies of all material notices affecting the Property, including, without limitation, notices of default in connection with any
Service Contract, notices of releases of Hazardous Materials or any actual or threatened condemnation of the Property or any portion thereof, notices of any pending or threatened zoning changes with respect to the Property or any adjacent properties, and copies of all other material correspondence sent, filed, served on or received by Seller from and after the date hereof with respect to the Property.
NO LITIGATION

 . Seller will not commence or thereafter take any action in respect of any litigation or proceeding affecting the Property without the prior written consent of Purchaser, which may be granted or withheld in Purchaser's sole and absolute discretion, it being agreed that Purchaser's consent shall not be required with respect to any litigation or other legal proceeding relating to personal injury or property damage claims by third parties of the types customarily covered by insurance policies in effect with respect to the Property. Seller shall promptly deliver notice to Purchaser of, and, if the same may adversely affect Purchaser or the Property, defend at Seller's expense, all actions, suits, claims and other proceedings affecting the Property, or the use, possession or occupancy thereof.
MAINTENANCE OF PROPERTY

 . Seller shall operate the Property in the ordinary course of business, including, without limitation,
(A) maintaining the present level of insurance with respect to the Property,
(B) not committing waste
of any portion of the Property which could affect the value of the Property in any material respect,
(C) keeping and maintaining the Property in a state of repair and condition consistent with the requirements above, (D) not allowing any Permit or other right currently in existence with respect to the operation, use, occupancy or maintenance of the Property to expire, be canceled or otherwise terminated without Purchaser's prior written consent and (E) paying or causing to be paid all debt services payments, taxes, assessments and other impositions levied or assessed on the Property or any part thereof prior to the date on which any such amount would become delinquent. Seller shall provide normal routine maintenance of the Property in accordance with its current business practices in order to keep the Property in good operating condition.
ZONING CHANGES

 . Seller shall not make any applications to change the zoning of the Property from that in effect as of the date hereof.
Conditions to Closing.
CONDITIONS TO SELLER'S OBLIGATIONS

 . The obligation of Seller to sell the Property to Purchaser is subject to the satisfaction of the following conditions:
The representations and warranties of Purchaser set forth in Section 5 shall be true and correct on the date hereof and as of the Closing Date.
Purchaser shall have performed and complied in all material respects with every covenant, agreement and condition required by this Agreement to be performed or complied with by Purchaser on or before the Closing
Date, including, without limitation, the delivery or tender of all documents required to be delivered by or on behalf of Purchaser under this Agreement.
The foregoing conditions are for the sole benefit of Seller and may be waived, in whole or in part, by Seller in its sole and absolute discretion.
CONDITIONS TO PURCHASER'S OBLIGATIONS

 . The obligations of Purchaser to purchase the Property from Seller is subject to the satisfaction of the following conditions:
The representations and warranties of Seller set forth in Section 4 shall be true and correct on the date hereof and as of the Closing Date.
Seller shall have performed and complied in all material respects with every covenant, agreement and condition required by this Agreement to be performed or complied with by Seller on or before the Closing Date, including, without limitation, the delivery or tender of all documents required to be delivered by or on behalf of Seller under this Agreement.
The foregoing conditions are for the sole benefit of Purchaser and may be waived, in whole or in part, by Purchaser in its sole and absolute discretion.
CONDITIONS TO SELLER'S AND PURCHASER'S OBLIGATIONS

 . The obligations of Seller to sell the Property to Purchaser and Purchaser to purchase the Property from Seller are subject to the satisfaction of the following condition:
Purchaser and Seller shall at Closing enter into a net lease of the Property in the form of Exhibit A attached hereto and made a part hereof, leasing the Property to Seller for a term of at least twelve (12) years from the Closing Date, at an annual net rental of Three Hundred Sixty Thousand ($360,000.00) Dollars per annum, with ten (10%) percent increases in the fourth (4th), seventh (7th) and tenth
(10th) years of the lease and upon such
other terms as may be agreed to by Purchaser and Seller (the "NET LEASE").
The forgoing condition is for the benefit of both parties and may be waived, in whole or in part, only by both parties and not by either of them acting alone.
Closing.
THE CLOSING OF THE PURCHASE AND SALE UNDER THIS AGREEMENT (THE "Closing") SHALL TAKE PLACE AT
THE OFFICES OF SELLER'S COUNSEL, SQUADRON, ELLENOFF, PLESENT & SHEINFELD, LLP, 551 FIFTH AVENUE,
NEW YORK, NEW YORK 10176 OR, AT THE WRITTEN REQUEST OF PURCHASER RECEIVED NO LATER THAN TWO
(2) BUSINESS DAYS PRIOR TO THE CLOSING DATE, PURCHASER'S LENDER'S COUNSEL'S OFFICES, AT 10:00 A.M.
ON THE DATE WHICH IS TEN (10) BUSINESS DAYS AFTER THE EXPIRATION OF THE INSPECTION PERIOD (THE
"Closing Date"), PROVIDED THAT IF EITHER PARTY IS UNABLE TO CLOSE ON SUCH DATE, THE PARTIES HERETO
EXPRESSLY ACKNOWLEDGE AND AGREE THAT A PERIOD OF UP TO (BUT IN NO EVENT IN EXCESS OF) TEN (10)
DAYS SHALL BE DEEMED A REASONABLE EXTENSION OF THE CLOSING DATE.
ON THE CLOSING DATE:
Purchaser shall pay the Balance of the Purchase Price, subject to adjustment as provided in this Agreement;

Seller shall execute and deliver to Purchaser a Bargain and Sale Deed With Covenants Against Grantor's Acts, containing the covenant required by Section 13 of the Lien Law, in proper statutory form for recording and in the form of Exhibit B annexed hereto and made a part hereof;
Seller shall execute and deliver to Purchaser a Bill of Sale in the form of Exhibit C annexed hereto and made a part hereof;
Seller and Purchaser shall each execute and deliver the Net Lease and Seller shall deliver to Purchaser the security deposit and first month's rent as required under the terms of the Net Lease;
Seller and Purchaser shall each execute and deliver to the other a certificate reaffirming the representations and warranties made by such party in this Agreement as true and correct as of the Closing Date (or certifying such representations and warranties are true and correct as of the Closing Date subject to such changes as may be specified by the party giving such certificate, provided that except as otherwise provided in this Agreement, neither party shall be obligated to close if the other party offers a certificate specifying changes to any representations or warranties which result from the breach of any covenant of such party contained in this
Agreement or which would have a material adverse impact on the other party or the Property);
Seller shall deliver to Purchaser legal possession of the Property in the condition required by this Agreement;
Seller and Purchaser shall each execute, acknowledge and deliver to the other such instruments, and take such other actions, as the other may reasonably request in order to comply with
Section 6045(e) of the Code, in
connection with the reporting of information in respect of the transactions contemplated by this Agreement.
Seller's counsel shall be the responsible person with respect to any reporting requirements;
Seller and Purchaser shall execute and deliver to each other a settlement statement (the "SETTLEMENT
STATEMENT") setting forth the amounts paid by or on behalf of and/or credited to each of Purchaser and Seller pursuant to this Agreement;
Seller and Purchaser shall execute and deliver to each other any transfer tax or other return required by any applicable Governmental Authority in connection with the sale of the Property, and Seller shall deliver at closing to Purchaser or the Title Company (as hereinafter defined) certified or official bank checks payable to the order of the appropriate officers in payment of all applicable transfer taxes, including, without limitation,
New York State Transfer Tax;
Seller shall execute and deliver to Purchaser an affidavit pursuant to Section 1445 (b)(2) of the Code, stating that Seller is not a foreign person within the meaning of such provision; Seller and Purchaser shall cause their respective secretaries or other appropriate officers to execute and deliver to each other certificates as to all consents or resolutions authorizing the transactions contemplated by this
Agreement and certifying as to the authority of any individuals signing on such party's behalf;
Seller shall execute and deliver such usual and customary affidavits as Purchaser's title company shall reasonably require to omit certain standard exceptions relating to mechanic's liens, parties in possession and parties having similar names as Seller;
Seller shall deliver copies of resolutions of the board of directors of Seller authorizing the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, certified as true and correct by the Secretary or Assistant Secretary of Seller; Purchaser shall deliver copies of resolutions of Purchaser's governing manager(s) or member(s) authorizing the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby; and
Seller shall deliver to Purchaser any other documents required by this Agreement to be delivered by Seller and all other documents reasonably necessary to effectuate the transaction contemplated by this Agreement.
Defaults; Remedies.
DEFAULT BY PURCHASER

 . If Purchaser shall default in its obligation to close in accordance with the terms of this Agreement and Seller shall then be ready, willing and able to close in accordance with the terms of this
Agreement, Purchaser acknowledges and agrees that it shall be liable to Seller for damages incurred by Seller by reason of such default, and that the amount of such damages to Seller, while substantial, would be difficult or impossible to determine with any kind of mathematical precision. In such event, this Agreement shall terminate and Seller will be entitled, as its sole and exclusive remedy, to receive the Deposit, along with any interest earned thereon, as liquidated damages, and thereafter neither party hereto shall have any further obligation or liability to the other except for any terms of this Agreement which specifically survive such termination. Purchaser hereby acknowledges and agrees that the provisions of this Section 10(a) represent an agreed-upon measure of damages and are not to be deemed a forfeiture or penalty.
DEFAULT BY SELLER

 . If Seller shall be in default in the performance of any of Seller's obligations under this Agreement or if any of Seller's representations or warranties shall prove to be materially false or misleading, and
Purchaser shall then be ready, willing and able to close in accordance with the terms of this
Agreement, Purchaser may elect, as its sole and exclusive remedy, either (x) to sue Seller for specific performance, or (y) to terminate this Agreement and receive the Deposit and any interest accrued thereon, and reimbursement of Purchaser's cost of title examination (as defined in Section 12(c)).
Any action brought by Purchaser for specific performance must be commenced within sixty (60) days after the Closing Date scheduled pursuant to this Agreement at the time of the alleged default hereunder by Seller, time being of the essence with respect to such date, or Purchaser will be deemed to have waived Purchaser's right to seek specific performance hereunder and Purchaser shall be deemed to have elected to terminate this Agreement as provided in clause (x) above.
Survival; Indemnification

 . Except for the provisions of this Agreement which expressly provide to the contrary, no representations, warranties, covenants, indemnities, agreements or other obligations of Seller set forth in this Agreement shall survive the Closing or earlier termination of this Agreement, the same shall merge in the documents and agreements executed and delivered at Closing and no action based on, such representations, warranties, covenants, indemnities, agreements or other obligations of Seller set forth in this Agreement shall be commenced after the Closing or earlier termination of this Agreement.
Title Matters.
SELLER SHALL CONVEY, AND PURCHASER SHALL ACCEPT, GOOD, MARKETABLE AND INDEFEASIBLE FEE SIMPLE
ABSOLUTE TITLE TO THE PROPERTY, SUCH AS THE TITLE COMPANY IS WILLING TO INSURE IN ACCORDANCE WITH
A STANDARD FORM OF TITLE INSURANCE POLICY APPROVED BY THE NEW YORK STATE
INSURANCE
DEPARTMENT, SUBJECT ONLY TO THE PERMITTED ENCUMBRANCES AND OTHER EXCEPTIONS SPECIFICALLY
PROVIDED FOR HEREIN.
PURCHASER HAS CAUSED TO BE FORWARDED TO SELLER'S ATTORNEY A TITLE COMMITMENT (THE "Title
Commitment") ISSUED BY CONTINENTAL ABSTRACT CORPORATION AS AGENT FOR TICOR TITLE GUARANTEE
COMPANY (THE "Title Company"), DATED EFFECTIVE OCTOBER 12, 2000, TOGETHER WITH UPDATES DATED
NOVEMBER 21, 2000 AND DECEMBER 4, 2000, AND PURCHASER AND SELLER AGREE THAT, AS TO THE TITLE
MATTERS SET FORTH THEREIN, PURCHASER HAS AGREED TO TAKE TITLE SUBJECT ONLY TO THE PERMITTED
ENCUMBRANCES LISTED ON SCHEDULE 5. WITHIN TEN (10) BUSINESS DAYS AFTER PURCHASER'S RECEIPT
OF ANY FURTHER UPDATE OR SUPPLEMENT TO THE TITLE COMMITMENT, PURCHASER SHALL DELIVER TO
SELLER'S ATTORNEY WRITTEN NOTICE (THE "Objection Notice") SPECIFYING ANY ITEM(S) IN ANY SUCH
UPDATE OR SUPPLEMENT (OTHER THAN THE PERMITTED ENCUMBRANCES) TO WHICH PURCHASER OBJECTS
("Objections"). ANY ITEM TO WHICH PURCHASER FAILS TO OBJECT WITHIN SUCH PERIOD SHALL CONSTITUTE
A PERMITTED ENCUMBRANCE. NOTWITHSTANDING ANYTHING HEREIN TO THE CONTRARY, SELLER SHALL BE
OBLIGATED TO SATISFY ANY MORTGAGES, AND SELLER SHALL BE OBLIGATED TO REMOVE ANY VIOLATIONS AS
AND TO THE EXTENT PROVIDED IN ARTICLE 15 BELOW.
EXCEPT AS PROVIDED IN SECTION 12(D), SELLER SHALL HAVE NO OBLIGATION EITHER TO
(I) BRING ANY
ACTION OR PROCEEDING OR (II) SPEND ANY SUM OR INCUR ANY EXPENSES OR LIABILITY (CONTINGENT OR
OTHERWISE) TO REMEDY ANY OBJECTIONS. IF SELLER IS UNABLE TO CONVEY TITLE TO THE PROPERTY IN
ACCORDANCE WITH THE PROVISIONS OF THIS AGREEMENT, SELLER SHALL SO PROMPTLY NOTIFY PURCHASER
IN WRITING, AND PURCHASER SHALL HAVE THE RIGHT TO ELECT EITHER (A) TO ACCEPT SUCH TITLE AS SELLER
IS ABLE TO CONVEY, WITHOUT ANY REDUCTION OF THE PURCHASE PRICE OR ANY CREDIT OR ALLOWANCE ON
ACCOUNT THEREOF OR ANY OTHER CLAIM AGAINST SELLER, OR (B) TO TERMINATE THIS AGREEMENT. IF
PURCHASER ELECTS TO TERMINATE THIS AGREEMENT PURSUANT TO THE PRECEDING CLAUSE
(B), THEN (X) THIS
AGREEMENT SHALL BE NULL, VOID AND OF NO FURTHER FORCE OR EFFECT AND (Y) PURCHASER SHALL BE
ENTITLED TO A REFUND OF THE DEPOSIT, ALONG WITH ANY INTEREST EARNED THEREON, AND TO
REIMBURSEMENT OF PURCHASER'S COST OF TITLE EXAMINATION (AS DEFINED HEREIN). THE TERM "cost of title examination" IS DEFINED FOR THE PURPOSE OF THIS AGREEMENT AS THE EXPENSES, IF ANY, ACTUALLY
INCURRED BY PURCHASER FOR (1) TITLE EXAMINATION, SURVEY AND MUNICIPAL SEARCHES, INCLUDING THE
ISSUANCE OF THE TITLE COMMITMENT AND ANY CONTINUATION THEREOF, WITHOUT ISSUANCE OF A TITLE
INSURANCE POLICY, AND (2) AN ENVIRONMENTAL INSPECTION OF THE PROPERTY. PURCHASER SHALL MAKE
ITS ELECTION BETWEEN CLAUSES (A) AND (B) OF THE SECOND SENTENCE OF THIS
SECTION 12(C) BY WRITTEN
NOTICE TO SELLER GIVEN NOT LATER THAN THE FIFTH (5TH) BUSINESS DAY AFTER NOTICE BY SELLER TO
PURCHASER OF SELLER'S INABILITY OR UNWILLINGNESS TO REMOVE ANY OBJECTION(S). IF PURCHASER SHALL
FAIL TO GIVE SUCH NOTICE AS AFORESAID, PURCHASER SHALL BE DEEMED TO HAVE ELECTED CLAUSE (A) ABOVE
AND THE CLOSING SHALL TAKE PLACE ON THE CLOSING DATE, AND SELLER SHALL HAVE NO OBLIGATION UNDER
THIS AGREEMENT OR THE NET LEASE TO REMEDY ANY SUCH OBJECTIONS. THE TERMS OF THIS SECTION
12(C) SHALL SURVIVE THE CLOSING.
NOTWITHSTANDING THE PROVISIONS OF SECTION 12(C), SELLER SHALL BE REQUIRED TO EXPEND UP TO
TWENTY-FIVE THOUSAND DOLLARS ($25,000) IN THE AGGREGATE (THE "Cure Amount") TO REMEDY ANY
OBJECTION(S), AND, FOR SUCH PURPOSE, SHALL BE ENTITLED, IN SELLER'S SOLE DISCRETION, TO ONE OR MORE
ADJOURNMENTS OF THE CLOSING DATE FOR AN AGGREGATE PERIOD NOT TO EXCEED THIRTY
(30) DAYS.  SELLER
SHALL GIVE PURCHASER NO LESS THAN THREE (3) BUSINESS DAYS' PRIOR WRITTEN NOTICE OF EACH SUCH
ADJOURNMENT. PURCHASER'S OBLIGATIONS UNDER THIS AGREEMENT SHALL REMAIN IN FULL FORCE AND
EFFECT DURING ANY SUCH ADJOURNMENT PERIOD.  IF SELLER SHALL BE UNABLE TO
REMEDY THE
OBJECTION(S) PRIOR TO THE LAST ADJOURNED CLOSING DATE, THE PROVISIONS OF THE PRECEDING SECTION
12(C) SHALL BE APPLICABLE, PROVIDED, HOWEVER, THAT IF PURCHASER ELECTS TO CLOSE UNDER SUCH
SECTION 12(C), PURCHASER SHALL BE ENTITLED TO A CREDIT IN THE AMOUNT OF ANY PORTION OF THE CURE
AMOUNT NOT EXPENDED BY SELLER AND SELLER SHALL HAVE NO FURTHER OBLIGATIONS UNDER THIS
AGREEMENT OR UNDER THE NET LEASE TO REMEDY ANY SUCH OBJECTION(S). THE TERMS OF THIS SECTION
12(D) SHALL SURVIVE THE CLOSING.
AT CLOSING, SELLER MAY, IF SELLER SO ELECTS (I) USE ANY PORTION OF THE BALANCE TO REMOVE OR
DISCHARGE ANY OBJECTION(S) OR (II) DEPOSIT WITH THE TITLE COMPANY MONIES (WHICH MAY INCLUDE
A PORTION OF THE PURCHASE PRICE) AND/OR DOCUMENTS REASONABLY SATISFACTORY TO THE TITLE
COMPANY AND OTHERWISE SUFFICIENT TO CAUSE THE TITLE COMPANY TO EFFECT THE ISSUANCE OF TITLE
INSURANCE AGAINST THE ENFORCEMENT OR COLLECTION OF ANY OBJECTION AGAINST THE PROPERTY (OTHER
THAN OBJECTIONS WHICH PURCHASER IS TAKING TITLE SUBJECT TO AS PROVIDED IN THIS
ARTICLE 12). IF
WRITTEN REQUEST IS MADE BY SELLER OR SELLER'S ATTORNEYS WITHIN A REASONABLE TIME (BUT NOT LESS
THAN THREE (3) BUSINESS DAYS) PRIOR TO THE CLOSING DATE, PURCHASER SHALL, IN ACCORDANCE WITH
THE PROVISIONS OF ARTICLE 2 HEREOF, WIRE FUNDS TO SEPARATE ACCOUNTS TO FACILITATE THE REMOVAL AND
DISCHARGE OF ANY OBJECTIONS AND THE DISCHARGE OF SELLER'S OTHER MONETARY OBLIGATIONS UNDER THIS
AGREEMENT.
Condemnation

 . If, prior to the Closing Date, all or any Significant Portion (as defined in this Section 13) of the Property is taken by eminent domain (or is the subject of a pending taking which has not yet been consummated), Seller shall notify Purchaser of such fact promptly after obtaining knowledge thereof and either party shall have the right to terminate this Agreement by giving notice to the other not later than ten (10) days after the giving of Seller's notice. A "SIGNIFICANT PORTION" of the Property shall mean such a portion of the Property as shall have a value as reasonably determined by Seller, in excess of Five Hundred Thousand Dollars ($500,000). If either party elects to terminate this Agreement as aforesaid, the Agreement shall terminate on the date of any such notice of termination (except for those provisions of this Agreement that survive any termination of this Agreement) and Escrow Agent shall return the Deposit, along with any accrued interest, to Purchaser. If neither party elects to terminate this Agreement as aforesaid, or if an "insignificant portion" (i.e., anything other than a Significant Portion) of the Property is taken by eminent domain (or becomes the subject of a pending taking), there shall be no abatement of the Purchase Price and Seller shall assign to Purchaser (without recourse) at the
Closing the rights of Seller to the awards, if any, for the taking, and Purchaser shall be entitled to receive and keep all awards for the taking of such portion of the Property. Seller shall not settle any award for eminent domain without Purchaser's prior written approval. Casualty.
IF, PRIOR TO THE CLOSING DATE, A MATERIAL CASUALTY (AS DEFINED IN THIS SECTION
14) OF THE PROPERTY
OCCURS, SELLER SHALL NOTIFY PURCHASER OF SUCH FACT PROMPTLY AFTER OBTAINING KNOWLEDGE THEREOF
AND PURCHASER SHALL HAVE THE RIGHT TO TERMINATE THIS AGREEMENT BY GIVING WRITTEN NOTICE TO
SELLER. FOR THE PURPOSES HEREOF, "Material Casualty" MEANS A FIRE IN, OR OTHER CASUALTY TO, THE
PROPERTY, WHICH CAUSES SUCH DAMAGE OR INJURY TO THE PROPERTY SO AS TO (I) AFFECT THE STRUCTURAL
INTEGRITY OF THE PROPERTY OR (II) PREVENT THE PROPERTY FROM BEING RECONSTRUCTED AS NOW
CONFIGURED, OR FROM BEING USED AS CURRENTLY USED, BY OPERATION OF THE APPLICABLE ZONING CODE
OR ANY OTHER APPLICABLE LAW OR (III) HAS A COST OF RESTORATION OR REPAIR IN EXCESS OF FIVE HUNDRED
THOUSAND DOLLARS ($500,000). IF PURCHASER ELECTS TO TERMINATE THIS AGREEMENT AS AFORESAID,
THIS AGREEMENT SHALL TERMINATE ON THE DATE OF ANY SUCH NOTICE OF TERMINATION (EXCEPT FOR THOSE
PROVISIONS OF THIS AGREEMENT THAT SURVIVE ANY TERMINATION OF THIS AGREEMENT) AND ESCROW
AGENT SHALL RETURN THE DEPOSIT, ALONG WITH ANY ACCRUED INTEREST, TO PURCHASER. IF PURCHASER
DOES NOT ELECT TO TERMINATE THIS AGREEMENT AS AFORESAID, OR IF THERE IS DAMAGE OR DESTRUCTION
BY FIRE OR OTHER CASUALTY WHICH IS NOT A MATERIAL CASUALTY, THERE SHALL BE NO ABATEMENT OF THE
PURCHASE PRICE AND THE CLOSING SHALL OCCUR IN ACCORDANCE WITH THE TERMS OF THIS AGREEMENT.
SELLER SHALL NOT SETTLE ANY CLAIM FOR INSURANCE PROCEEDS WITHOUT PURCHASER'S PRIOR WRITTEN
APPROVAL. IF SELLER IS ENTITLED TO ANY INSURANCE PROCEEDS WHICH ARE PAYABLE AS A RESULT OF SUCH
FIRE OR OTHER CASUALTY AND ARE PAYABLE IN CONNECTION WITH THE REPAIR OR RESTORATION OF THE
PROPERTY, SELLER SHALL ENDEAVOR, USING REASONABLY DILIGENT EFFORTS, TO COLLECT ANY INSURANCE
PROCEEDS PRIOR TO CLOSING, AND SUCH PROCEEDS SHALL BE HELD AND DISBURSED IN ACCORDANCE WITH
THE TERMS AND CONDITION OF ARTICLE 15 OF THE NET LEASE.
THE PROVISIONS OF THIS SECTION 14 SHALL BE CONSTRUED AS EXPRESS PROVISIONS IN LIEU OF THE
PROVISIONS OF THE UNIFORM VENDOR AND PURCHASER RISK ACT, WHICH THE PARTIES AGREE SHALL BE
INAPPLICABLE TO THE TRANSACTIONS CONTEMPLATED HEREBY.
Responsibility for Violations.
EXCEPT AS PROVIDED IN SECTION 15(B) BELOW, ALL NOTES OR NOTICES OF VIOLATIONS OF LAW OR
GOVERNMENTAL ORDINANCES, ORDERS OR REQUIREMENTS NOTED OR ISSUED BY ANY GOVERNMENTAL
DEPARTMENT, AGENCY OR BUREAU HAVING JURISDICTION AS TO CONDITIONS AFFECTING THE PROPERTY
(COLLECTIVELY, "Violations") AND ALL LIENS WHICH HAVE ATTACHED TO THE PROPERTY PRIOR TO THE
CLOSING PURSUANT TO THE APPLICABLE LAWS, RULES, REGULATIONS OR ORDINANCES OF ANY GOVERNMENTAL
AUTHORITIES HAVING JURISDICTION OVER THE PROPERTY, SHALL BE REMOVED OR COMPLIED WITH BY SELLER.
IF THE REASONABLY ESTIMATED AGGREGATE COST TO REMOVE OR COMPLY WITH ANY VIOLATIONS OR LIENS
(THE "Removal Cost") WHICH SELLER IS REQUIRED TO REMOVE OR COMPLY WITH PURSUANT TO THE
PROVISIONS OF SECTION 15(A) SHALL EXCEED TWENTY-FIVE THOUSAND DOLLARS ($25,000) (THE
"Maximum Amount"), (I) PURCHASER MAY EITHER CANCEL THIS AGREEMENT, IN WHICH EVENT (X) THIS
AGREEMENT SHALL BE NULL, VOID AND OF NO FURTHER FORCE OR EFFECT EXCEPT FOR THE PROVISIONS WHICH
SPECIFICALLY SURVIVE SUCH TERMINATION, AND (Y) PURCHASER SHALL BE ENTITLED TO A REFUND OF THE
DEPOSIT, ALONG WITH ANY INTEREST EARNED THEREON, AND TO REIMBURSEMENT OF PURCHASER'S COST OF
TITLE EXAMINATION, OR (II) PURCHASER MAY ACCEPT TITLE TO THE PROPERTY SUBJECT TO ALL SUCH
VIOLATIONS AND LIENS, IN WHICH EVENT PURCHASER SHALL BE ENTITLED TO A CREDIT IN AN AMOUNT EQUAL
TO THE MAXIMUM AMOUNT AGAINST THE MONIES PAYABLE AT THE CLOSING.
NOTWITHSTANDING
ANYTHING HEREIN TO THE CONTRARY, IN THE EVENT THE REMOVAL COST IS EQUAL TO OR EXCEEDS ONE
HUNDRED THOUSAND DOLLARS ($100,000), SELLER SHALL HAVE THE RIGHT IN ITS SOLE DISCRETION TO CANCEL
THIS AGREEMENT, IN WHICH EVENT (X) THIS AGREEMENT SHALL BE NULL, VOID AND OF NO FURTHER FORCE
OR EFFECT EXCEPT FOR THE PROVISIONS WHICH SPECIFICALLY SURVIVE SUCH TERMINATION, AND (Y)
PURCHASER SHALL BE ENTITLED TO A REFUND OF THE DEPOSIT, ALONG WITH ANY INTEREST EARNED THEREON,
AND TO REIMBURSEMENT OF PURCHASER'S COST OF TITLE EXAMINATION. ACCEPTANCE BY PURCHASER OF
TITLE TO THE PROPERTY SUBJECT TO SUCH VIOLATIONS AND LIENS SHALL IN NO WAY ABROGATE, REDUCE OR
MODIFY SELLER'S OBLIGATIONS UNDER THE NET LEASE WITH RESPECT TO SUCH VIOLATIONS, PROVIDED THAT
PURCHASER SHALL PLACE THE REMOVAL COST IN ESCROW WITH WEINBERG, KALEY, GROSS & PERGAMENT
("Violation Escrow Agent") AT CLOSING, AND VIOLATION ESCROW AGENT SHALL RELEASE SUCH FUNDS TO
SELLER IN ACCORDANCE WITH THE FOLLOWING TERMS:
Violation Escrow Agent shall invest the Removal Cost in an interest-bearing account (the "VIOLATION
ESCROW"). Any interest on the Removal Cost shall be paid to the Seller and Seller shall pay any income taxes thereon.
Upon receipt by Violation Escrow Agent of notice from Seller that a Violation has been cured, together with written invoices showing the cost of such cure and proof of such cure reasonably acceptable to Seller, Violation
Escrow Agent shall release to Seller the amount of such cost, together with the interest that has accrued thereon. If the aggregate cost of curing all Violations is less than the Removal Cost plus interest thereon,
Violation Escrow Agent shall release the entire balance of the Removal Cost with interest thereon at the time
Violation Escrow Agent releases to Seller the cost to Seller of curing the last existing Violation.
If Seller makes a written demand upon Violation Escrow Agent for payment of the funds held in the Violation
Escrow, Violation Escrow Agent shall give written notice to Purchaser of such demand. If Violation Escrow
Agent does not receive a written objection to the proposed payment from Purchaser within five (5) calendar days after the giving of such notice, Violation Escrow Agent is hereby authorized to make such payment. If
Violation Escrow Agent does receive such written objection within such five(5) calendar day period or if for any other reason Violation Escrow Agent in good faith shall elect not to make such payment, Violation Escrow
Agent shall continue to hold such funds until otherwise directed by written instructions from the parties to this Agreement or a final order of a court of competent jurisdiction. Notwithstanding the foregoing, Violation
Escrow Agent shall have the right at any time to deposit the amount in the Violation Escrow with the Clerk of the Supreme Court of Suffolk County whereupon Violation Escrow Agent shall give immediate written notice of such deposit to Seller and Purchaser. Upon such deposit, Violation Escrow Agent shall be fully released and discharged from any obligations imposed upon it by this Agreement.
The parties acknowledge that Violation Escrow Agent is acting solely as a stakeholder at their request and for their convenience, that Violation Escrow Agent shall not be deemed to be the agent of either of the parties, and that Violation Escrow Agent shall not be liable to either of the parties for any act or omission on its part unless taken or suffered in bad faith, in willful disregard of this Agreement or involving gross negligence. If this
Agreement or any matter relating hereto shall become the subject of any litigation or controversy, Purchaser and Seller agree, jointly and severally, to hold Violation Escrow Agent free and harmless from any costs, claims, losses or expenses, including attorneys' fees, that may be incurred by Violation Escrow Agent by reason thereof, provided, however, that Purchaser and Seller shall not be required to indemnify Violation
Escrow Agent from any loss or expense that it may suffer as a result of actions or omissions taken or suffered by Violation Escrow Agent in bad faith, in willful disregard of this Agreement or involving gross negligence on the part of Violation Escrow Agent.
Violation Escrow Agent shall acknowledge receipt of the Removal Cost if and when received and agrees to these provisions by signing in the place indicated on the signature page of this Agreement.
     The provisions of this Section 15(b) shall survive the Closing

IF REQUIRED, SELLER, UPON WRITTEN REQUEST BY PURCHASER, SHALL PROMPTLY FURNISH TO PURCHASER
WRITTEN AUTHORIZATIONS TO MAKE ANY NECESSARY SEARCHES FOR THE PURPOSES OF DETERMINING
WHETHER VIOLATIONS HAVE BEEN NOTED OR ISSUED WITH RESPECT TO THE PROPERTY OR LIENS HAVE
ATTACHED THERETO.
Governing Law

 . This Agreement shall be governed by and construed in accordance with the laws of the State of
New York, without giving effect to principles of conflicts of law. The parties consent to the jurisdiction of the State and Federal courts located in the State of New York in any action or proceeding arising out of this Agreement.
Brokers

 . Each party hereto represents and warrants to the other that it has dealt with Corporate National
Realty ("BROKER") in connection with the sale and purchase of the Property, and each party hereby indemnifies and agrees to defend and hold the other harmless from and against any claims, losses, or expenses (including, without limitation, reasonable attorneys' fees) suffered and incurred by the other as a result of the inaccuracy of such representation and warranty. Seller agrees to pay a brokerage commission to Broker pursuant to the terms of a separate agreement.
The provisions of this Section 17 shall survive the Closing or the earlier termination of this
Agreement.
Notices

 . All notices required or permitted to be given hereunder shall be in writing and deemed given when delivered by hand or by recognized overnight courier that provides receipt of delivery to the parties at their respective addresses shown in this Agreement, or transmitted by telecopier to their respective telecopier numbers as shown in this Agreement (with a copy of any telecopied notice to be sent by hand or by overnight courier within one (1) Business Day thereafter). Notices shall be deemed given upon 5 days after or upon refusal of a party to accept delivery of such notice. A copy of each notice to Seller shall simultaneously be sent to Squadron, Ellenoff, Plesent &
Sheinfeld, LLP, 551 Fifth Avenue, New York, New York 10176 (Telecopy No. 212-697-6686),
Attn: Michael Kleinerman, Esq., by the same method as such notice was sent to Seller. A copy of each notice to Purchaser shall simultaneously be sent to Weinberg, Kaley, Gross & Pergament,
L.L.P., 400 Garden City Plaza, Garden City, New York 11530 (Telecopy No. 516-877-2460),
Attn: Howard Gross, Esq., by the same method as such notice was sent to Purchaser. Each party's attorney may give any notice hereunder for its client. Each party and their respective attorneys shall have the right to change its address and/or telecopy number for the receipt of notices, upon the giving of proper notice to all other parties in accordance with the terms of this
Section 18. "BUSINESS DAY" shall mean any day other than a Saturday, Sunday or legal holiday on which banks in New York, New York are authorized or obligated, by law, governmental decree or executive order, to be closed.
Miscellaneous.
ATTORNEYS' FEES

 . If any action is brought by either party against the other in connection with or arising out of this Agreement or any of the documents and instruments delivered in connection with the transactions contemplated hereby, the prevailing party shall be entitled to recover from the other party reasonable attorneys' fees and expenses incurred in connection with the prosecution of defense of such action.
WAIVER

 . No waiver by either party of the other party's breach of any term, covenant or condition contained in this Agreement shall be deemed to be a waiver of any subsequent breach of the same or any other term, covenant or condition of this Agreement. In addition, no waiver by either party of any condition prior to Closing is enforceable unless in writing.
SEVERABILITY

 . Each part of this Agreement is intended to be severable. If any term, covenant, condition or provision of this Agreement is unlawful, invalid or unenforceable, such illegality, invalidity or unenforceability shall not affect the remaining provisions of this Agreement, which shall remain in full force and effect and shall be binding upon the parties.
ASSIGNMENTS; BINDING EFFECT

 . Purchaser may assign its rights under this Agreement at any time without Seller's consent.
Notwithstanding any assignment by Purchaser of its rights and obligations under this Agreement,
Purchaser shall remain liable under this Agreement, and all documents executed by Purchaser prior to such assignment in connection herewith. This Agreement shall inure to the benefit of and be binding upon the respective successors and assigns of the parties. The provisions of this Section 19(d) shall survive the Closing.
ENTIRE AGREEMENT

 . This Agreement, including any agreements, attachments, exhibits and schedules referred to herein and attached hereto, constitutes the entire agreement between the parties pertaining to the subject matter hereof and supersedes any and all prior agreements, representations and understanding of the parties, written or oral.
AMENDMENT

 . This Agreement may only be modified or amended by a written instrument duly executed by authorized representatives of the parties.
PARTIES IN INTEREST

 . Nothing in this Agreement, express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any person or entity other than Seller and Purchaser and their respective permitted successors and assigns, nor is anything in this Agreement intended to relieve or discharge any obligation of any third party, or give any third party any right to subrogation or action over or against any party to this Agreement. This Agreement is not intended for any person or entity other than Purchaser and Seller, and no other person or entity may rely on any matter discussed or referred to herein.
COUNTERPARTS

 . This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.
CONSTRUCTION

 . Unless otherwise specified or required by the context of this Agreement, the following rules of construction shall be applicable for all purposes of this Agreement:
All references herein to numbered sections, subsections, schedules or exhibits are references to the sections and subsections hereof and the schedules or exhibits attached hereto.
Singular words include the plural and plural words include the singular. Words importing any gender include the other gender and the neuter.
Section, subsection, schedule and exhibit captions and any table of contents are used for convenience and reference only and in no way define, limit or affect the construction of the provisions hereof.
RECORDING

 . Neither this Agreement nor any memorandum or notice hereof may be recorded or filed by
Purchaser or Seller at any time.
FURTHER ASSURANCES

 . Purchaser and Seller shall execute, acknowledge and deliver to the other such additional documents or instruments reasonably requested by the requesting party in order to consummate or evidence the transactions contemplated by this Agreement, but in no event shall either party be required to execute, acknowledge or deliver any additional document or instrument if same requires such party to expend any monies or incur any potential liabilities. The provisions of this Section 19(k) shall survive the
Closing.
Confidentiality.
PURCHASER AND SELLER SHALL HOLD THIS AGREEMENT AND THE TERMS HEREOF AND THE CONFIDENTIAL
DOCUMENTS (AS HEREINAFTER DEFINED) AND IN CONNECTION THEREWITH PURCHASER AND SELLER SHALL NOT
SHOW THIS AGREEMENT OR THE CONFIDENTIAL DOCUMENTS (OR ANY SUMMARY OF THE TERMS HEREOF OR
THEREOF) TO ANY THIRD PARTY OTHER THAN AS SET FORTH BELOW. THIS AGREEMENT AND THE TERMS HEREOF
AND THE CONFIDENTIAL DOCUMENTS (AND ANY SUMMARY OF THE TERMS HEREOF OR THEREOF) COLLECTIVELY,
THE "Confidential Information".
PURCHASER AND SELLER MAY MAKE THE CONFIDENTIAL INFORMATION AVAILABLE TO THEIR RESPECTIVE
EMPLOYEES, OFFICERS AND PRINCIPALS AND THOSE RELATED PARTIES AND THEIR RESPECTIVE EMPLOYEES,
OFFICERS AND PRINCIPALS WHO, WITH RESPECT TO PURCHASER, IN PURCHASER'S SOLE JUDGMENT AND, WITH
RESPECT TO SELLER, IN SELLER'S SOLE JUDGMENT, NEED TO KNOW SUCH INFORMATION FOR THE PURPOSE OF
EVALUATING THE TRANSACTIONS CONTEMPLATED HEREBY. IF PURCHASER OR SELLER DO MAKE THE
CONFIDENTIAL INFORMATION AVAILABLE TO ANY RELATED PARTY (AS HEREINAFTER DEFINED), THEN
PURCHASER OR SELLER, AS THE CASE MAY BE, SHALL INFORM SUCH RELATED PARTY OF THE CONFIDENTIAL
NATURE OF SUCH CONFIDENTIAL INFORMATION AND SHALL DIRECT SUCH RELATED PARTY TO KEEP SUCH
CONFIDENTIAL INFORMATION STRICTLY CONFIDENTIAL IN ACCORDANCE WITH THIS AGREEMENT. PURCHASER
OR SELLER, AS THE CASE MAY BE, SHALL BE RESPONSIBLE FOR ANY VIOLATION OF THIS PROVISION BY THEIR
RESPECTIVE RELATED PARTIES BUT NOT FOR PUNITIVE OR CONSEQUENTIAL DAMAGES. IN ADDITION,
PURCHASER OR SELLER, AS THE CASE MAY BE, SHALL BE ENTITLED TO DISCLOSE ANY CONFIDENTIAL
INFORMATION WHICH (I) WAS OR BECOMES GENERALLY AVAILABLE TO THE PUBLIC OTHER THAN AS A RESULT
OF DISCLOSURE BY THE OTHER PARTY OR ANY OF ITS EMPLOYEES, AGENTS, REPRESENTATIVES OR CONSULTANTS
TO THE PUBLIC OR TO ANY THIRD PARTY IN VIOLATION OF THIS AGREEMENT; (II) BECOMES AVAILABLE TO
PURCHASER OR SELLER, AS THE CASE MAY BE, FROM A SOURCE OTHER THAN THE OTHER PARTY OR ITS
REPRESENTATIVES, PROVIDED THAT PURCHASER OR SELLER, AS THE CASE MAY BE, HAS NO REASON TO BELIEVE
(IN ITS REASONABLE JUDGMENT) THAT SUCH SOURCE IS ITSELF BOUND BY ANY NONDISCLOSURE OBLIGATION
IN FAVOR OF THE OTHER PARTY; (III) WAS RIGHTFULLY IN THE POSSESSION OF PURCHASER OR SELLER, AS THE
CASE MAY BE, PRIOR TO ITS RECEIPT FROM THE OTHER PARTY OR ITS REPRESENTATIVES; OR (IV) PURCHASER
OR SELLER, AS THE CASE MAY BE, IS REQUIRED TO DISCLOSE BY LAW OR BY COURT OR GOVERNMENTAL
AGENCY OF COMPETENT JURISDICTION, PROVIDED, TO THE EXTENT PRACTICABLE, PURCHASER OR SELLER, AS
THE CASE MAY BE, SHALL PROVIDE THE OTHER PARTY WITH REASONABLE PRIOR WRITTEN NOTICE OF SUCH
DISCLOSURE OBLIGATION.
NO PRESS RELEASE OR PUBLICITY NOTICE OR ANNOUNCEMENT OF THE TERMS OF THIS AGREEMENT, OR THE
TRANSACTIONS CONTEMPLATED HEREBY, SHALL BE MADE BY SELLER WITHOUT THE CONSENT OF PURCHASER.
SELLER SHALL FURNISH TO PURCHASER ADVANCE COPIES OF ANY RELEASE OR OTHER PUBLICITY NOTICE OR
ANNOUNCEMENT WHICH IT PROPOSES TO MAKE PUBLIC WITH RESPECT TO THIS AGREEMENT AND/OR THE
TRANSACTIONS CONTEMPLATED HEREBY.
FOR PURPOSES OF THIS AGREEMENT, (X) THE TERM "Confidential Documents" SHALL MEAN ANY
INFORMATION, BROCHURES, DOCUMENTS OR OTHER MATERIALS PERTAINING TO SELLER AND/OR THE PROPERTY
HERETOFORE OR HEREAFTER FURNISHED OR MADE AVAILABLE BY SELLER TO PURCHASER OR ANY RELATED
PARTY AND (Y) THE TERM "Related Parties" SHALL MEAN, COLLECTIVELY, (I) ANY AFFILIATE OF PURCHASER
OR SELLER AND (II) ANY OF PURCHASER'S OR SELLER'S ATTORNEYS, APPRAISERS, ACCOUNTANTS, PROSPECTIVE
LENDERS, ENGINEERS, ARCHITECTS, AGENTS, CONSULTANTS, CONTRACTORS OR ADVISORS. Tax Certiorari Proceedings

 . If any tax reduction proceedings in respect of the Property, relating to any fiscal years ending prior to or during the fiscal year in which the Closing occurs, are pending at the time of the
Closing, Seller shall have the right to continue to prosecute and/or settle the same in Seller's sole discretion; provided, however, that with respect to any proceedings in respect of fiscal year in which the Closing occurs or any proceedings the outcome of which will affect the taxes due on the Property for any fiscal year after the fiscal year in which the Closing occurs, Seller may prosecute, but shall not settle, the same without Purchaser's prior written consent, not to be unreasonably withheld or delayed. Any tax refund received by Seller or Purchaser with respect to any fiscal years ending prior to the fiscal year in which the Closing occurs shall be and belong to
Seller, provided that the tax refund received with respect to the year in which the Closing occurs may be apportioned to the extent provided in the Net Lease. The provisions of this Section 21 shall survive the Closing.


          IN WITNESS WHEREOF, the parties have duly executed and delivered this Agreement as of the date and year first above written.
                                   ORBIT INTERNATIONAL CORP.
                                   By:
                                        Name:
                                        Title:

                            Tax ID No. _____________
                                   80 CABOT REALTY LLC
                                   By:____________________
                                     Its __________________
                                        By:
                                             Name:
                                             Title:

                                  Tax ID No. ______________
 RECEIPT BY ESCROW AGENT
 The undersigned Escrow Agent hereby acknowledges receipt of $150,000, to be held in escrow pursuant to
Section 2(c).
 SQUADRON, ELLENOFF, PLESENT & SHEINFELD, LLP
 By:


 ACKNOWLEDGMENT BY ESCROW AGENT
 The undersigned Violation Escrow Agent hereby agrees to and accepts the provisions of Section 15(b)(i)-(v)

 WEINBERG, KALEY, GROSS & PERGAMENT


 By:________________________________________
 LIST OF EXHIBITS

Exhibit A      Net Lease

Exhibit B      Bargain and Sale Deed With
               Covenants

Exhibit C      Bill of Sale



 LIST OF SCHEDULES

Schedule 1     Land

Schedule 2     Litigation

Schedule 3     Violations

Schedule 4     Service Contracts

Schedule 5     Permitted Encumbrances







342684 v.8 [7CF008!.WPD]


                              EXHIBIT C
                             BILL OF SALE

          KNOW ALL PERSONS BY THESE PRESENTS that, as of this      day of
____________, 2001, for and in consideration of One Dollar ($1.00) paid by 80 CABOT REALTY
LLC, a New York limited liability company having an address at 2545 Hempstead Turnpike, East
Meadow, New York 11554 ("PURCHASER"), to ORBIT INTERNATIONAL CORP., a Delaware corporation having an address at 80 Cabot Court, Hauppauge, New York 11788 ("SELLER"), and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller does hereby sell, assign, transfer, set over and deliver to Purchaser all of Seller's right, title and interest, if any, in and to any and all heating, lighting, electrical, plumbing, air conditioning, sprinkler and other fire prevention systems, motors, machinery, pipes and appliances (collectively, the
"PERSONALTY") contained in, attached or appurtenant to or used or useable in connection with the improvements located on those certain parcels of real property located at 80 Cabot Court,
Hauppauge, Town of Smithtown, New York 11788, as more particularly described on Exhibit A attached hereto and made a part hereof.
          TO HAVE AND TO HOLD the Personalty unto Purchaser, and Purchaser's successors and assigns, forever.
          The Personalty is sold, assigned, transferred and delivered to Purchaser in its "as is" condition as of the date hereof and without representation, warranty or recourse whatsoever, other than Seller's representation and warranty as to title to such Personalty.
          This Assignment may be executed in counterparts, it being understood that all such counterparts, taken together, shall constitute one and the same agreement. This Assignment may be executed by facsimile, which shall have the same force and effect as an original.
          IN WITNESS WHEREOF, Seller has signed this Bill of Sale as of the date first written above.
                         SELLER:
                         ORBIT INTERNATIONAL CORP.


                         By:

                               Name:
                               Title:
                              SCHEDULE 2

     C.E.C Investments Ltd. v. Orbit International Corp.

                              SCHEDULE 3
     None.

                              SCHEDULE 4
                          SERVICE CONTRACTS

     1.   Cleaning service
     2.   Snow removal

                              SCHEDULE 5
                        PERMITTED ENCUMBRANCES
1.   Covenants and Restrictions in Liber 9046 Page 382.
2.   Telephone Easement in Liber 8940 Page 508 and Liber 9247 Page 378.
3.   Electric and Gas Easement in Liber 9123 Page 396.
4.   Water Easement in Liber 8981 Page 216.
5. Sewer Easement in Liber 8326 Page 347 amended 8499 Page 488 and Liber 8972 Page 343.
6.   Easement and Bill of Sale in Liber 9319 Page 13





Exhibit 10(m) Lease Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001.




                          N E T   L E A S E




                               between

                         80 CABOT REALTY LLC,

                               Landlord

                                 and

                      ORBIT INTERNATIONAL CORP.,

                                Tenant

                              Premises:

                           80 Cabot Court,
                             Hauppauge,
                         Town of Smithtown,
                               New York






                          TABLE OF CONTENTS


Article 1Demised Premises; Term of Lease; Possession . . . . . . . . .

Article 2Rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Article 3Payment of Taxes, Assessments, Etc. . . . . . . . . . . . . .

Article 4Surrender . . . . . . . . . . . . . . . . . . . . . . . . . .

Article 5Insurance . . . . . . . . . . . . . . . . . . . . . . . . . .

Article 6Landlord's Right to Perform Tenant's Covenants. . . . . . . .

Article 7Repairs, Maintenance and Condition of the Demised Premises. .

Article 8Compliance with Laws. . . . . . . . . . . . . . . . . . . . .

Article 9Changes, Alterations, Additions . . . . . . . . . . . . . . .

Article 10Discharge of Liens . . . . . . . . . . . . . . . . . . . . .

Article 11No Waste . . . . . . . . . . . . . . . . . . . . . . . . . .

Article 12Use of Demised Premises. . . . . . . . . . . . . . . . . . .

Article 13Entry on Demised Premises by Landlord. . . . . . . . . . . .

Article 14Indemnification of Landlord and Tenant . . . . . . . . . . .

Article 15Damage or Destruction. . . . . . . . . . . . . . . . . . . .

Article 16Condemnation . . . . . . . . . . . . . . . . . . . . . . . .

Article 17Intentionally Omitted. . . . . . . . . . . . . . . . . . . .

Article 18Assignments, Mortgages and Subleases of Tenant's Interest. .

Article 19Conditional Limitations--default Provisions. . . . . . . . .

Article 20Security Deposit . . . . . . . . . . . . . . . . . . . . . .

Article 21Condition of Demised Premises. . . . . . . . . . . . . . . .

Article 22Notices. . . . . . . . . . . . . . . . . . . . . . . . . . .

Article 23Holdover . . . . . . . . . . . . . . . . . . . . . . . . . .

Article 24Quiet Enjoyment. . . . . . . . . . . . . . . . . . . . . . .

Article 25Excavation and Shoring . . . . . . . . . . . . . . . . . . .

Article 26No Rent Abatement. . . . . . . . . . . . . . . . . . . . . .

Article 27Waiver of Claims . . . . . . . . . . . . . . . . . . . . . .

Article 28Estoppel Certificates. . . . . . . . . . . . . . . . . . . .

Article 29Subordination, Non-disturbance and Attornment. . . . . . . .

Article 30Waiver of Jury Trial and Counterclaims . . . . . . . . . . .

Article 31Definition of Certain Terms. . . . . . . . . . . . . . . . .

Article 32Brokers. . . . . . . . . . . . . . . . . . . . . . . . . . .

Article 33Consent of Landlord. . . . . . . . . . . . . . . . . . . . .

Article 34Payments under Protest . . . . . . . . . . . . . . . . . . .

Article 35Governing Law. . . . . . . . . . . . . . . . . . . . . . . .

Article 36No Oral Modification . . . . . . . . . . . . . . . . . . . .

Article 37Covenants to Bind and Benefit Respective Parties . . . . . .

Article 38Captions, Table of Contents and Invalidity of Particular Provisions

Article 39Construction of this Lease . . . . . . . . . . . . . . . . .

Article 40Extension of Term. . . . . . . . . . . . . . . . . . . . . .




                              NET LEASE

     THIS NET LEASE is made as of this __ day of ________, 2001 between 80 CABOT REALTY LLC, a New York limited liability company having its principal place of business at 2545
Hempstead Turnpike, East Meadow, New York 11554 ("LANDLORD") and ORBIT INTERNATIONAL CORP., a Delaware corporation having its principal place of business at 80
Cabot Court, Hauppauge, New York 11788 ("TENANT").

     This Lease is granted and accepted upon the foregoing and upon the following covenants and conditions, and subject to the following restrictions, and each of the parties hereby expressly covenants and agrees to keep, perform and observe all the terms, covenants and conditions herein contained on its part to be kept, performed and observed.


                              ARTICLE 1
             DEMISED PREMISES; TERM OF LEASE; POSSESSION

     SECTION 1.1 Landlord hereby demises and leases to Tenant, and Tenant hereby hires and takes from Landlord, the following described premises (the "DEMISED PREMISES"): all that certain plot, piece or parcel of land known by the street number 80 Cabot Court, Hauppauge, New York, lying and being in the unincorporated area of Hauppauge, Town of Smithtown, Suffolk County, State of New York, as more particularly bounded and described on Exhibit A annexed hereto and made a part hereof (the "LAND"), together with all of the buildings and improvements constructed or to be constructed thereon (the "IMPROVEMENTS"), and together with all the right, title and interest, if any, of Landlord in and to any strips and gores of land adjoining the Demised Premises on any side thereof; any land lying in the bed of any street or avenue abutting the Demised Premises to the center line thereof; any easements or other rights in adjoining property inuring to Landlord by reason of ownership of the Demised Premises; and all fixtures, equipment, furnishings and articles of personal property and any replacements thereof, attached to or used in connection with the use, occupation and operation of the Demised Premises and all alterations, additions and improvements hereafter made to the Demised Premises, title to which may vest in Landlord.

SUBJECT, however, to the following (the "PERMITTED ENCUMBRANCES"):

     (a) All of the easements, covenants restrictions and other matters of record, to the extent that the same are in full force and effect, listed on Schedule B attached hereto and made a part hereof, and all other matters to which the Demised Premises were subject upon the date of conveyance of title thereto from Tenant to Landlord; and

     (b) Present and future zoning laws, ordinances, resolutions and regulations of the Town of Smithtown and all present and future ordinances, laws, regulations and orders of all boards, bureaus, commissions and bodies of any municipal, county, state or federal sovereigns now or hereafter having or acquiring jurisdiction of the Demised Premises and the use and improvement thereof.

     SECTION 1.2 The term of this Lease (the "TERM") shall begin on the date that
Landlord obtains fee title to the Demised Premises (the "COMMENCEMENT DATE") and shall end the last day of the calendar month in which shall occur the twelfth (12th) anniversary of the
Commencement Date (the "FIXED EXPIRATION DATE"), unless sooner terminated or extended as provided herein (in either case, the "EXPIRATION DATE"). On the Commencement Date, Landlord and
Tenant shall execute a written agreement confirming such date as the Commencement Date. Any failure of the parties to execute such written agreement shall not affect the validity of the
Commencement Date as fixed and determined as aforesaid.

                              ARTICLE 2
                                 RENT

     SECTION 2.1 A. Tenant shall pay to Landlord, in lawful money of the United States which shall be legal tender for payment of all debts, public and private, at the time of payment, in the manner and at the address specified in this Article 2, during the Term an annual rent (the "NET
RENT"), over and above the other payments to be made hereunder by Tenant, as follows:

          (i) From the Commencement Date through and including the last day of the calendar month in which shall occur the third anniversary of the Commencement Date, at the rate of $360,000.00, in equal monthly installments of $30,000.00;

          (ii) From the first day of the calendar month immediately following the last day of the calendar month in which such third anniversary occurred through and including the last day of the calendar month in which shall occur the sixth anniversary of the Commencement
     Date, at the rate of $396,000.00, in equal monthly installments of $33,000.00;

          (iii) From the first day of the calendar month immediately following the last day of the calendar month in which such sixth anniversary occurred through and including the last day of the calendar month in which shall occur the ninth anniversary of the Commencement
     Date at the rate of $435,600.00, in equal monthly installments of $36,300.00; and

          (iv) From the first day of the calendar month immediately following the last day of the calendar month in which such ninth anniversary occurred, through and including the last day of the Term, at the annual rate of $479,160.00, in equal monthly installments of
     $39,930.00.

          B. Such Net Rent shall be paid, without notice or demand, and without set-off, offset, credit, abatement or deduction of any kind whatsoever, in advance on the first day of each and every month of the Term.

          C. All Net Rent and all other sums due from Tenant to Landlord under this Lease
(collectively, "RENT") shall be payable, at Tenant's election, either by (a) wire transfer of funds to an account designated by Landlord from time to time or (b) a check drawn on a bank which is a member of the New York Clearinghouse Association or a successor thereto. Until Tenant shall have been given notice otherwise by Landlord, Tenant shall pay Rent by check to Landlord at its address set forth in Article 22.

     SECTION 2.2 If the Term hereof shall commence on any day other than the first day of a calendar month, Tenant shall pay Landlord on the Commencement Date proportionate amount of Net Rent due for the balance of such current month.

     SECTION 2.3 It is the purpose and intent of Landlord and Tenant that this is a net lease which shall yield to Landlord the Net Rent specified in Section 2.01.A hereof in each year during the Term of this Lease and that all costs, expenses and obligations of every kind and nature whatsoever relating to the maintenance, operation and repair (including without limitation, any capital improvements with respect thereto) of the Demised Premises which may arise or become due during or out of the Term of this Lease shall be paid by Tenant except as herein otherwise specifically provided; provided, however, that nothing herein contained shall be construed to require Tenant to pay (i) the principal of, or interest on, or any other payments with respect to any indebtedness secured by any mortgage which may now or hereafter affect the Land, the Improvements or any superior lease and the leasehold interest created thereby, and all renewals, extensions, supplements, amendments, modifications, consolidations and replacements thereof or thereto, substitutions therefor, and advances made thereunder (each, a "FEE MORTGAGE"), any rent on any underlying lease, or any other indebtedness of Landlord of any kind, or (ii) any tax, fee or other amount not payable by Tenant pursuant to Section 3.02 hereof, all of which amounts shall be payable by Landlord.

     SECTION 2.4    A.   All Impositions (as hereinafter defined) and other
sums payable
by Tenant pursuant to the terms of this Lease (collectively, the "ADDITIONAL RENT") shall constitute additional rent and shall be due and payable under this Lease at the time and in the manner herein provided for the payment of Net Rent, and in the event of nonpayment of same by Tenant Landlord shall have all rights and remedies with respect thereto as Landlord has hereunder for the nonpayment of the Net Rent. The extension of time for payment of any installment of Rent, or the acceptance by
Landlord of any money other than current legal tender of the United States of America, shall not be deemed a waiver of the rights of Landlord to insist upon having all other payments of Rent made in the manner and at the time herein specified.
          B. In the event Tenant shall fail to pay in good funds any installment of Rent on or before the tenth (10th) day after same is due, in order to partially defray Landlord's administrative expenses resulting therefrom, which Tenant acknowledges shall be difficult to measure, Tenant shall pay to Landlord a late charge of three (3%) percent of the amount then due. This late charge shall be deemed Additional Rent and shall, at Landlord's option, be added to the Rent for the month in which the Rent shall be due. The demand for and collection of the aforesaid late charges shall in no way be construed as a waiver of any and all remedies that Landlord may have, either by summary proceedings or otherwise, as a result of an Event of Default in payment of Rent.
          C. In the event any check delivered by Tenant to Landlord shall be dishonored for any reason when presented for payment, in addition to any other charges for which Tenant may be liable under this Lease on account of the non-payment of the item of Rent for which the check was delivered, Tenant shall pay to Landlord Fifty Dollars ($50.00) on each occasion a check shall be dishonored. This charge shall be deemed Additional Rent and shall, at Landlord's option, be added to the Rent for the month in which the Rent shall be due. The demand for and collection of the aforesaid charges shall in no way be construed as a waiver of any and all remedies that Landlord may have, either by summary proceedings or otherwise, as a result of an Event of Default in payment of
Rent.
          D. No payment by Tenant or receipt by Landlord of a lesser amount than the Rent herein stipulated shall be deemed to be other than on account of the earliest stipulated Rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as
Rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such Rent or pursue any other remedy in this
Lease.

                              ARTICLE 3
                 PAYMENT OF TAXES, ASSESSMENTS, ETC.

     SECTION 3.1    A.   Tenant shall pay or cause to be paid (except as set
forth in
Section 3.02 hereof), before any fine, penalty, interest or cost may be added thereto for the non-payment thereof, all taxes, assessments, water and sewer rents, rates and charges, vault license fees or rentals, levies, license and permit fees and other governmental charges, general and special, ordinary and extraordinary, foreseen and unforeseen, of any kind and nature whatsoever which at any time during Tenant's ownership of the Demised Premises prior to the date of this Lease or during the
Term of this Lease may be assessed, levied, imposed upon or become due and payable out of, or become a lien upon, the Demised Premises or any part thereof or appurtenance thereto (collectively, the "IMPOSITIONS", and individually, an "IMPOSITION"). If, by law, any Imposition may be paid in installments, Tenant may pay the same in the minimum installments permitted by the applicable governmental entity. Tenant shall pay only such installments as shall become due during Tenant's ownership of the Demised Premises prior to the date of this Lease or during the Term of this Lease.
All Impositions for the fiscal or tax years in which the Term of this Lease ends shall be apportioned so that Tenant shall pay only the portion thereof which corresponds with the portion of said year as is within the Term.

          B. Notwithstanding Section 3.01.A, following an Event of Default hereunder, or in the event any trustee, mortgagee or holder of any Fee Mortgage (each, a "FEE MORTGAGEE") shall require the following, then following receipt by Tenant from Landlord of notice to such effect, Tenant shall pay to Landlord, with each monthly installment of Net Rent, commencing with the next monthly installment of Net Rent coming due after said notice is received, a sum equal to one-twelfth (1/12th) of the annual amount of each Imposition next coming due as determined by Landlord, which such sums shall be adjusted by Landlord periodically to reflect actual increases or decreases in such
Impositions next coming due, so that on the next date on which any installment of such Imposition shall be due by Landlord to the appropriate taxing authority, Landlord shall have previously collected from Tenant sufficient sums on account of such Imposition to enable Landlord to pay as and when same is due. If the actual amount of an Imposition is unknown, then Landlord may estimate the amount of the monthly installment on account of such Imposition based upon the amount of the
Imposition assessed for the immediately preceding period (but in no event shall Landlord's estimate exceed one hundred ten percent (110%) of the amount of the previous Imposition) and, upon discovering the actual amount of such Imposition, Landlord shall make appropriate adjustments to the amount of such monthly installments. If at any time Landlord shall determine that the amount collected or estimated to be collected from Tenant on account of the next installment of a Imposition shall be deficient, then Tenant shall deposit with Landlord within ten (10) days of demand therefore, the amount of such deficiency. If at any time Landlord shall determine that the amount collected or estimated to be collected from Tenant on account of the Impositions next coming due is in excess of the amount actually due, Landlord shall apply the excess to the next monthly installment of
Impositions coming due.
          C. Tenant shall be responsible for and shall pay, before delinquency, all municipal, county, state and federal taxes assessed during the term of this Lease against any personal property of any kind owned by or placed in, upon or about the Demised Premises by Tenant.
     SECTION 3.2 Nothing herein contained shall require Tenant to pay any of the following (and the following shall not be deemed included within the term "Imposition"): municipal, state or federal income taxes, capital levy, gift, estate, succession or inheritance taxes of Landlord, corporate profit or franchise taxes imposed upon any corporate owner of the fee of the Demised
Premises, income, profit, or revenue taxes, assessments or charges imposed upon the Rent payable by Tenant under this Lease, or transfer taxes imposed upon Landlord by reason of transfer of any interest of landlord in the Demised Premises (excluding only any transfer taxes imposed upon
Landlord by reason of the execution and delivery of this Lease). Notwithstanding the foregoing, if at any time during the Term of this Lease the methods of taxation prevailing at the commencement of the Term hereof shall be altered so that in lieu of, in addition to or as a substitute for the whole or any part of the Impositions payable upon the date hereof, there shall be levied, assessed or imposed a tax, assessment, levy, imposition or charge, wholly or partially as a capital levy or otherwise, on the Rents received therefrom, or measured by or based in whole or in part upon the Demised Premises and imposed upon Landlord, then all such taxes, assessments, levies, impositions or charges or the part thereof so measured or based, computed as if the Demised Premises was Landlord's only property, shall be deemed to be included within the term "Impositions".
Tenant shall, in addition to
the foregoing, pay any new tax of a nature not presently in effect but which may be hereafter levied, assessed, or imposed upon Landlord or the Demised Premises, if such tax shall be based on or arise out of the ownership, use or operation of the Demised Premises. For the purpose of computing
Tenant's liability for such type of tax, the Demised Premises shall be deemed the only property of
Landlord.

     SECTION 3.3 Tenant shall furnish to Landlord and, upon request of Landlord, to any
Fee Mortgagee, no later than the date when any Imposition would become delinquent, official receipts of the appropriate taxing authority or other evidence satisfactory to Landlord or such Fee Mortgagee, evidencing the payment thereof.

     SECTION 3.4    A.   Tenant may, subject to Section 3.05, seek a reduction
in the
valuation of the Demised Premises for tax purposes and may contest in good faith by appropriate proceedings, at Tenant's expense, the amount or validity in whole or in part of any Imposition for any tax year during or prior to the Term of this Lease, and may defer payment thereof during such contest
(except that Tenant shall not defer payment of real estate taxes and assessments and sewer rents), provided that (i) Tenant is diligently and in good faith contesting such Imposition by appropriate legal proceedings which shall operate to prevent the enforcement or collection of the same or the sale of the Demised Premises or any part thereof to satisfy such Impositions, (ii) Landlord would not be, by reason of such postponement or deferment, subject to any actual or threatened criminal sanctions or penalties or personal liability, as Landlord shall determine in its reasonable judgment, and (iii) no Fee
Mortgage would by reason of such postponement or deferment be, in the reasonable judgment of
Landlord, in danger of being put in default or foreclosure, and provided further that if, in the reasonable opinion of Landlord, the Demised Premises or any part thereof or interest therein may be in danger of being sold, forfeited, foreclosed, terminated, cancelled or lost as a result of the nonpayment of such Imposition, Tenant shall promptly upon request of Landlord pay same. Tenant shall not, without the consent of Landlord, whose consent shall not be unreasonably withheld or delayed, settle any such claim or proceeding (i) in respect of any fiscal year on or after the fiscal year in which the Term of this Lease commences or (ii) the outcome of which will adversely affect the taxes due on the Demised Premises for any fiscal year on or after the fiscal year in which the Term of this Lease commences. As long as no Event of Default is then continuing, Landlord hereby designates Tenant as Landlord's attorney-in-fact, coupled with an interest, to the extent necessary to commence and prosecute to completion any such contest, and Landlord agrees to cooperate with
Tenant in any such contest to the extent necessary, including signing any documents, all at Tenant's sole cost and expense.

          B. Tenant hereby assigns to Landlord all claims and proceedings arising from such attempts to reduce the valuation of the Demised Premises for tax purposes, provided that so long as no Event of Default is then continuing Landlord shall not exercise, and shall permit Tenant to exercise, all such rights in connection therewith.

     SECTION 3.5 Landlord shall have a right to seek a reduction in the valuation of the
Demised Premises assessed for tax purposes and to prosecute any action or proceeding theretofore commenced by Tenant, if such assessed valuation or valuations shall in whole or in part relate and pertain to any period of time subsequent to the expiration or termination of this Lease. To the extent to which any tax refund payable as a result of any such proceeding which Landlord or Tenant may institute, or payable by reason of compromise or settlement of any such proceeding, is based upon a payment made by anyone other than Landlord, Landlord shall be authorized to collect the same, subject, however, to Landlord's obligation to reimburse Landlord and Tenant forthwith for any reasonable expenses incurred by Landlord or Tenant in connection therewith, and, provided no Event of Default is then continuing hereunder, the net amount of such refund shall be apportioned between
Landlord and Tenant based upon the portion of the fiscal period to which the refund relates which occurred during the Term.

     SECTION 3.6 Landlord shall not be required to join in any proceedings referred to in Section 3.04 hereof unless the provisions of any law, rule or regulation at the time in effect requires that such proceedings be brought by or in the name of Landlord or any owner of the Demised
Premises, in which case Landlord will reasonably cooperate with Tenant.
Tenant shall be and remain
liable for the payment of any costs or expenses in connection with any such proceedings. Tenant shall be entitled to any refund of any Imposition and penalties or interest thereon received by Landlord which have been paid by Tenant, or which have been paid by Landlord but previously reimbursed in full by Tenant.

     SECTION 3.7 If any person or entity to whom any sum is directly payable by Tenant under any of the provisions of this Lease shall refuse to accept payment of such sum from Tenant,
Tenant shall thereupon give written notice of such fact to Landlord and shall pay such sum directly to Landlord at the address specified in Article 22 hereof, and Landlord shall thereupon pay such sum to such person or entity.

                              ARTICLE 4
                   SURRENDER; REMOVAL OF PERSONALTY

     SECTION 4.1 Tenant shall on the last day of the Term or upon any earlier termination of this Lease, surrender and deliver up possession of the Demised Premises to Landlord in good order, condition and repair, reasonable wear and tear excepted, free and clear of all tenancies and occupancies other than subleases to which Landlord shall have specifically consented in writing as provided in Section 18.03, and free and clear of all liens and encumbrances other than the Permitted
Encumbrances and those, if any, created or suffered by Landlord, without any payment or allowance whatever by Landlord on account of any improvements which may have been made to the Demised
Premises by or on behalf of Tenant.

     SECTION 4.2 All furnishings, moveable trade fixtures, equipment and other personal property shall be removed by Tenant at or prior to the termination of this Lease. Tenant shall repair any damage to the Demised Premises caused by such removal or pay or cause to be paid to Landlord the cost of repairing any damage arising from such removal and restoration. Any personal property of Tenant or any subtenant which shall remain in the Demised Premises after the termination of this
Lease may be deemed to have been abandoned by Tenant or such subtenant and may be retained by
Landlord as its property or be disposed of in such manner as Landlord may see fit, at Tenant's sole cost and expense. All Alterations made by Tenant and its subtenants in and to the Demised Premises shall remain on the Demised Premises upon the termination of this Lease unless otherwise agreed to by the parties at the time such Alterations are made.

     SECTION 4.3 If this Lease shall terminate pursuant to Article 15 or 16 hereof, then, notwithstanding Sections 4.02 and 4.03 hereof, Tenant or any subtenant shall have a reasonable time thereafter, not to exceed thirty (30) days, to remove any property which it shall be entitled to remove pursuant to Section 4.02 hereof.

     SECTION 4.4 The provisions of this Article 4 shall survive any termination of this
Lease.

                              ARTICLE 5
                              INSURANCE

     SECTION 5.1 Tenant, at its sole cost and expense, shall maintain during the Term:

          (a) property insurance insuring the Building and Improvements against all perils included within the classification of fire, extended coverage, vandalism, malicious mischief, special extended peril (all risk), boiler, flood, earthquake, glass breakage and sprinkler leakage, and building ordinance coverage, with a deductible not in excess of $10,000 and in an amount sufficient to prevent the Landlord or the Tenant from becoming co-insurers, but in any event in an amount not less than the full insurable value thereof, naming Landlord as an additional insured and loss payee and naming each Fee Mortgagee, by New York standard noncontributory mortgagee clause, if obtainable, as their respective interests may appear, provided that each such Fee Mortgagee shall agree that the proceeds of such insurance shall be applied in accordance with this Lease. Such insurance will provide, to the extent permissable udner applicable laws, that no act or omission of Tenant shall affect or limit the obligation of the insurance company to pay the amount of the loss sustained. The term "full insurable value" shall be deemed to mean the actual replacement value less physical depreciation, with such extended coverage as shall from time to time be customary for premises similarly situated in Hauppauge, New York;

          (b) commercial general liability insurance including contractual liability coverage and coverage for bodily injury, property damage and personal injury occurring upon, in or about the Demised Premises and the adjoining sidewalks and passageways under which
     Tenant is named as the insured and Landlord and each Fee Mortgagee whose name has been provided by Landlord to Tenant are named as additional insureds, as their interests may appear. The minimum limits of liability shall be a combined single limit with respect to each occurrence of $1,000,000 with a $2,000,000 annual aggregate and a $10,000,000 umbrella;

          (c) rental value insurance insuring against loss of rental or other income from the
     Demised Premises in an amount sufficient to prevent Landlord and Tenant from becoming co-
     insurers within the terms of the policy or policies in question, in an amount not less than the aggregate amount of the Net Rent and Impositions for a period of eighteen
(18) months; and
     Tenant hereby assigns to Landlord or, if required under the terms of a Fee Mortgage, to the
     Fee Mortgagee, the proceeds of such insurance so that in the event the Improvements are destroyed or seriously damaged such proceeds shall be held as security for the payment of such Net Rent and Impositions during the restoration of the Improvements. Tenant shall continue to pay the Net Rent and Impositions when due, and Landlord or such Fee
     Mortgagee, as the case may be, shall pay to Tenant from such proceeds, the amounts which are from time to time so paid by Tenant. Tenant may, at its election, carry such insurance as a coverage contained in a business interruption insurance policy; and

          (d) automobile insurance covering owned, non-owned and hired vehicles in an amount not less than $1,000,000.00 combined single limit.

     SECTION 5.2    A.   All insurance provided for in this Article 5 shall be
effected
under valid and enforceable policies, issued by insurers licensed to do business in the State of New
York and having a general policy holder rating of "A" or better and a financial rating of at least "vii" in Best's Insurance Guide or any successor thereto (or if Best's Insurance Guide shall cease to exist, any equivalent standard generally accepted in the real estate community). All policies of insurance
(or in lieu thereof certificates of insurance [form Accord 27 or Accord 25, as appropriate] unless any
Fee Mortgage requires that policies be delivered to it) which evidence Tenant's insurance and evidence of the payment of all premiums of such policies will be delivered to Landlord prior to
Tenant's occupancy of the Demised Premises and from time to time at Landlord's request made not more often than once per Lease Year. Evidence of each renewal or replacement of a policy (and certificates of insurance shall be deemed sufficient evidence thereof) shall be delivered by Tenant to
Landlord at least thirty (30) days prior to the expiration of each such policy. All certificates obtained by Tenant will provide that should the policies be canceled prior to the respective expiration dates thereof, the issuing insurer will endeavor to mail thirty (30) day's written notice to the certificate holder. All commercial general liability, automobile and property insurance policies maintained by
Tenant will be written as primary policies, not contributing with and supplemental to the coverage that Landlord or any Fee Mortgagee may carry. The liability insurance coverage required herein shall not be deemed to be a limitation of Tenant's liability for all such claims or losses under this Lease.

          B. Nothing in this Article 5 shall prevent Tenant from taking out insurance of the kind and in the amounts provided for under this Article under a blanket insurance policy or policies covering other properties as well as the Demised Premises, provided, however, that any such policy or policies of blanket insurance (i) shall specify therein the amounts of the total insurance allocated to the Demised Premises, which amounts shall not be less than the amounts required by Section 5.01 hereof, and (ii) such amounts shall be sufficient to prevent Landlord or any Fee Mortgagee from becoming a co-insurer within the terms of the applicable policy or policies.

          C. The insurance policies required under this Lease to be furnished by Tenant to
Landlord may, at the election of Tenant, be furnished and/or paid for by any subtenant or other person having an insurable interest in the Demised Premises, and Landlord shall accept such insurance as though it had been furnished by Tenant.

     SECTION 5.3 Except with respect to the insurance required by Section 5.01(b) and
Section 5.01(d) hereof, neither Landlord nor Tenant shall take out separate insurance concurrent in form or contributing in the event of loss with the insurance required by this Article unless the other party is included therein as an additional insured, with loss payable as provided in this Lease. Each party shall immediately notify the other of the placing of any such separate insurance and shall cause the same to be delivered as required by Section 5.02 hereof.

     SECTION 5.4    A.   For purposes of this Lease, the term "BASE CONSTRUCTION
AMOUNT" shall mean the product of (i) Five Hundred Thousand Dollars, and (ii) the percentage increase (but only the increase) in the Consumer Price Index from the Commencement Date to the date that the Base Construction Amount is calculated. "Consumer Price Index" for purposes of this
Lease shall mean the "Consumer Price Index for all Urban Consumers" (1982 - 84
= 100) published
by the Bureau of Labor Statistics of the United States Department of Labor,
New York, Northeastern
New Jersey - Long Island, NY - NJ - CT, All Items.  If the Consumer Price
Index shall hereafter be
converted to a different standard reference base or otherwise revised, the determination of the increase in the Consumer Price Index shall be made with the use of such conversion factor, formula or table for converting the Consumer Price Index as may be published by the Bureau of Labor
Statistics or, if the said Bureau shall not publish the same, then with the use of such conversion factor, formula or table as may be published by Prentice Hall, Inc., or, failing such publication, by any other nationally recognized publisher of similar statistical information reasonably selected by Landlord and
Tenant. If the Consumer Price Index shall cease to be published, then there shall be substituted for the Consumer Price Index such other index as Landlord and Tenant shall reasonably designate.

          B. In case of any casualty resulting in damage or destruction, the loss shall be adjusted with the insurance companies by Landlord and if required under the terms of any Fee
Mortgage, the Fee Mortgagee, and unless Tenant has exercised its option as provided in Section
15.02 to cancel this Lease, with Tenant's consent, not to be unreasonably withheld or delayed. The insurance proceeds shall be payable to Landlord or such Fee Mortgagee, if required under the terms of the Fee Mortgage, provided that, if permitted by the Fee Mortgage, if the proceeds are equal to or less than Fifty Thousand ($50,000.00) Dollars, such proceeds shall be payable to Tenant. All proceeds shall be applied as provided in Section 15.03.

     SECTION 5.5 Upon the expiration of this Lease, the unearned premiums upon any such transferable insurance policies shall be apportioned if (a) Landlord requests an assignment of such insurance policies and such policies are transferred to Landlord, and (b) no Event of Default under this Lease shall be then continuing.

                              ARTICLE 6
            LANDLORD'S RIGHT TO PERFORM TENANT'S COVENANTS

     SECTION 6.1 If Tenant shall at any time fail to pay any Imposition in accordance with the provisions of Article 3 hereof, or to take out, pay for, maintain or deliver any of the insurance policies or certificates therefor as provided for in Article 5 hereof, or shall fail to make any other payment or perform any other act on Tenant's part to be performed as in this Lease provided, then
Landlord, after thirty (30) days' notice to Tenant (or such lesser notice as may be required under any other Section of this Lease, provided that no such notice shall be required in the event of an emergency or in the event of Tenant's failure to maintain the insurance policies) and without waiving or releasing Tenant from any obligation of Tenant contained in this Lease or from any default by
Tenant, and without waiving Landlord's right to take such action as may be permissible under this
Lease as a result of such default, may (but shall be under no obligation to):

     (a) pay any Imposition, including any interest and penalties due thereon, payable by
Tenant pursuant to the provisions of Article 3 hereof, or

     (b) take out, pay for and maintain any of the insurance policies provided for in Article 5 hereof, or

     (c) make any other payment or perform any other act on Tenant's part to be made or performed as in this Lease provided, and may enter upon the Demised Premises for any such purpose, and take all such action thereon, as may be necessary therefor.

     SECTION 6.2 All reasonable sums so paid by Landlord and all reasonable costs and expenses incurred by Landlord, including reasonable attorneys' fees, in connection with the performance of any such act in this Article 6, together with interest thereon at the rate of 12% per annum, from the date of such payment by Landlord, shall constitute Additional Rent payable by
Tenant under this Lease and shall be paid by Tenant to Landlord within thirty
(30) days of Landlord's
notice to Tenant of payment accompanied by reasonably itemized receipts for all such payments.

                              ARTICLE 7
      REPAIRS, MAINTENANCE AND CONDITION OF THE DEMISED PREMISES

     SECTION 7.1 Throughout the term of this Lease, Tenant, at its sole cost and expense, shall take good care of the Demised Premises and shall keep the same in good order and condition, except for reasonable wear and tear, and make all necessary repairs and replacements thereto, interior and exterior, structural and non-structural, ordinary and extraordinary, and foreseen and unforeseen.
All repairs and replacements made by Tenant shall be at least equal in quality to the original work.
Tenant shall do or cause others to do all necessary shoring of foundations and walls of any structures on the Demised Premises and every other act or thing for the safety and preservation thereof which may be necessary by reason of any excavation or other building operation upon any adjoining property or street, alleyway or passageway.

     SECTION 7.2 Tenant shall put, keep and maintain all portions of the Demised
Premises and the sidewalks, curbs, alleyways and passageways adjoining the same in a clean and orderly condition, free of dirt, rubbish, snow, ice and unlawful obstructions.

     SECTION 7.3 Landlord shall not be required to furnish to Tenant any facilities or services of any kind whatsoever during the term, such as, but not limited to, water, sewer, steam, heat, gas, hot water, electricity, light and power, and Tenant shall, at its sole cost and expense, pay or cause to be paid, prior to the imposition of any penalty or late charge, all charges for gas, oil, fuel, steam, sewer, electricity, telephone, heat, air conditioning, ventilation, refuse pickup, janitorial and maintenance service, security and all other utilities, materials, supplies and services consumed, furnished, used or made available in, at or upon the Demised Premises during the Term of this Lease, together with all taxes thereon, if any. Tenant shall keep and maintain in good repair all utility meters measuring utilities and services consumed at the Demised Premises. Tenant shall establish accounts in Tenant's name with the utility companies responsible for supplying utilities to the Demised Premises and Tenant shall be responsible for all deposits required by the utility companies to establish such accounts, provided that Tenant shall be entitled to receive such deposits back at the end of the Term.
Landlord shall in no event be required to make any alterations, rebuildings, replacements, changes, additions, improvements or repairs during the term of this Lease.

     SECTION 7.4 If during the last two (2) years of the Term, in order to comply with the foregoing provisions of this Article 7, Tenant shall be required to make any repair or replacement to the Improvements now existing on the Demised Premises, which shall cost more than the Base
Construction Amount, Tenant may elect to cancel this Lease by giving notice to Landlord within a reasonable period of time after Tenant becomes aware of the necessity of such repair or replacement.
This Lease shall terminate on the date which is thirty (30) days after the giving of such notice as if such date was the Expiration Date set forth herein.

                              ARTICLE 8
                         COMPLIANCE WITH LAWS

     SECTION 8.1 Throughout the Term, Tenant, at its sole cost and expense, shall promptly comply with all present and future laws, ordinances, orders, rules, regulations and requirements of all federal, state and municipal governments, departments, commissions, boards and officers, and all orders, rules and regulations of the National Board of Fire Underwriters, the New
York Board of Fire Underwriters or any other body or bodies exercising similar functions ("LEGAL
REQUIREMENTS"), which may be applicable to the Demised Premises and the sidewalks, alleyways, passageways, curbs and vaults adjoining the same and whether or not (except as specifically provided in Section 14.01(C) or any other provision of this Lease) such compliance is required by reason of any condition, event or circumstance existing prior to or after the commencement of the term of this Lease.

     SECTION 8.2 Tenant shall observe and comply with the requirements of all policies of insurance required to be supplied by Tenant at any time during the Term with respect to the
Demised Premises, whether or not such observance or compliance is required by reason of any condition, event or circumstance existing prior to or after the commencement of the term of this
Lease, and Tenant shall, in the event of any violation or any attempted violation of the provisions of this Section by any subtenant, take steps, promptly upon knowledge of such violation or attempted violation, to remedy or prevent the same as the case may be.

     SECTION 8.3 Tenant shall have the right, after prior written notice to Landlord, to contest by appropriate legal proceedings diligently conducted in good faith, in the name of Tenant or Landlord or both, without cost or expense to Landlord, the validity or application of any Legal
Requirement, provided that (i) Tenant is diligently and in good faith contesting the same by appropriate legal proceedings which shall operate to prevent the enforcement of the same or the sale of the Demised Premises or any part thereof to satisfy the same, (ii) Landlord would not be, by reason of such postponement or deferment, subject to any actual or threatened criminal sanctions or penalties or personal liability, as Landlord shall determine in its reasonable judgment, and (iii) no Fee Mortgage would by reason of such postponement or deferment be, in the reasonable judgment of Landlord, in danger of being put in default or foreclosure, and provided further that if, in the reasonable opinion of Landlord, the Demised Premises or any part thereof or interest therein may be in danger of being sold, forfeited, foreclosed, terminated, cancelled or lost as a result of such contest, Tenant shall promptly upon request of Landlord pay same.

     SECTION 8.4 If during the last two (2) years of the Term, in order to comply with the foregoing provisions of this Article Tenant shall be required to make any addition or alteration to the improvements now existing on the Demised Premises which shall cost more than, or otherwise expend funds in excess of, the Base Construction Amount, Tenant may elect to cancel this Lease by giving notice to Landlord within thirty (30) days after the obligation to make such addition or alteration shall become effective. This Lease shall terminate on the date which is thirty (30) days after the giving of such notice as if such date was the Expiration Date set forth herein.
     SECTION 8.5 Tenant covenants not to discharge from the Demised Premises or suffer the discharge of, nor to store upon the Demised Premises or suffer the storage of, any Hazardous
Materials (as hereinafter defined) in amounts in excess of those permitted or recommended by any governmental or quasi-governmental authority having jurisdiction thereof. In addition to and not in limitation of the foregoing, Tenant covenants that (a) the Demised Premises shall be kept free of all Hazardous Materials, whether placed, stored, used, generated or disposed of in, on, under, within, or about the Demised Premises, in excess of amounts permitted or recommended by appropriate governmental authorities, and (b) all Hazardous Materials shall be handled in the manner required or recommended by any governmental or quasi-governmental authority. The Demised Premises shall not be used to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce, process, or in any manner to deal with, Hazardous Materials in excess of amounts permitted or recommended, or in a manner other than required or recommended, by any governmental or quasi-governmental authority. The Tenant shall comply with, and ensure compliance by all Tenant's agents, servants, employees and invitees with, all applicable Hazardous Materials Laws and shall keep the Demised Premises free and clear of any violations and liens imposed pursuant to such Hazardous
Materials Laws. In the event Tenant receives any written notice from any governmental or quasi-governmental agency, or from any other person or entity with regard to health, safety, environment or Hazardous Materials on, under, from or affecting the Demised Premises, then Tenant shall immediately notify the Landlord. Tenant shall conduct and complete all investigations, studies, sampling, and testing and all remedial, removal, and other actions necessary to clean, remove or encapsulate all Hazardous Materials on, under, from or affecting the Demised Premises in accordance with all applicable Hazardous Materials Laws. Tenant shall immediately, upon request of Landlord, provide unhampered access to all portions of the Demised Premises to all governmental and quasi-governmental authorities charged with inspecting the Demised Premises or charged with enforcing or concerned with Hazardous Materials Laws. Tenant shall protect, indemnify and save harmless the Landlord from and against all liabilities, obligations, claims, damages, penalties, causes of action, costs, and expenses (including reasonable attorney's fees and expenses, investigation and laboratory fees, court costs, and litigation expenses) imposed upon or incurred by or asserted against the Landlord by reason of (1) the presence, disposal, escape, seepage, leakage, spillage, discharge, emission, release, or threatened release of any hazardous material on, under, from or affecting the
Demised Premises; (2) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to such Hazardous Materials; (3) any lawsuit brought or threatened or settlement reached in connection with the foregoing, provided, however, that Tenant will be given the opportunity, if available with no adverse effect to Landlord, to contest any such settlement or governmental order relating to such Hazardous Materials; or (4) any violation of Hazardous Materials
Laws which are based upon or in any way are related to such Hazardous Materials. This Section 8.05 shall survive the termination or expiration of this Lease. As used herein, the term "HAZARDOUS
MATERIALS" shall include, but is not limited to, any flammable explosives, gasoline, petroleum products, polychlorinated biphenyl, radioactive materials, hazardous wastes, hazardous or toxic substances, or related or similar materials, asbestos or any material containing asbestos, or any other substance or material as defined by any federal, state or local environmental law, ordinance, rule, or regulation governing the handling, use, storage or disposal of Hazardous Materials, including the
Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42
U.S.C. Section 9601, et. seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C.
Section 1801, et. seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C.
Sections 6901, et. seq.), the New York State Environmental Conservation Law, and the regulations adopted and publications promulgated pursuant to any of the foregoing (collectively, the "HAZARDOUS
MATERIALS LAWS").

                              ARTICLE 9
                   CHANGES, ALTERATIONS, ADDITIONS

     SECTION 9.1    A.   Tenant shall have the right, from time to time during
the Term
hereof, without the consent or approval of Landlord, to make any and all alterations, additions, improvements, substitutions and replacements (collectively, "ALTERATIONS") of a nonstructural nature in and to the Demised Premises that Tenant in its sole and absolute discretion may deem appropriate, costing not in excess of Two Hundred Fifty Thousand ($250,000.00) Dollars per Alteration (and all
Alterations which constitute one project or job, whether performed at the same time or in phases, shall be deemed one Alteration for purposes hereof), provided that with respect to any such
Alterations Tenant shall provide notice of performance of same and deliver a copy of the "as-built" plans to Landlord at or prior to the completion of such Alterations. All Alterations shall be performed in accordance with Section 9.01.B(iii), (iv) and (v), and shall (except for de minimus exceptions) be performed in accordance with all applicable Legal Requirements.

          B. Tenant shall have the right, from time to time during the Term hereof, to perform nonstructural Alterations costing in excess of Two Hundred Fifty Thousand ($250,000.00)
Dollars and structural Alterations (each, a "MAJOR ALTERATION") with the prior written consent of
Landlord, not to be unreasonably withheld or delayed, provided that Tenant shall comply with the following:

          (i) Tenant shall furnish to Landlord and any Fee Mortgagee, prior to the commencement of such Major Alterations, reasonable evidence that such Major Alterations will be performed without any liens encumbering the Landlord's estate in the Demised
     Premises (as, for example, without limitation, furnishing to Landlord or such Fee Mortgagee any one of the following: a completion bond from a bank or other financial institution with assets of not less than $100,000,000, a letter of credit in the estimated amount of the cost of the Major Alterations to be performed (diminishing as the work is completed), or cash collateral or a funding commitment from a bank or other financial institution with assets of not less than $100,000,000);

          (ii) Landlord shall have approved the plans and specifications for such Major
     Alterations as provided in Section 9.02;

          (iii) Tenant shall have procured and paid for, so far as the same may be required from time to time in connection with any such Major Alterations, all permits, certificates and authorizations required by any Governmental Authority or any department, office, bureau, agency or instrumentality thereof now existing or hereafter created and having jurisdiction over the Demised Premises, and Tenant shall provide copies of same to Landlord. Landlord shall not unreasonably refuse to join in any application for such permit or authorization and shall reasonably cooperate with Tenant, without charge except to the extent Landlord's participation required is more than de minimis, in which case Tenant agrees to pay to
     Landlord, upon demand and as Additional Rent hereunder, Landlord's actual costs paid or incurred in connection therewith;

          (iv) Tenant shall procure from all contractors and submit to Landlord evidence of worker's compensation insurance and general liability and personal injury and property damage insurance in an amount not less than $1,000,000.00 combined single limit, on an occurrence basis, naming Landlord, all Fee Mortgagees and Tenant as additional insureds, and otherwise in form and substance reasonably satisfactory to Landlord; and

          (v) with respect to structural Alterations, the same shall not change the footprint or volume of the Improvements or impair the value of the Improvements.

          C. Notwithstanding anything herein to the contrary, Tenant shall have the right, in its sole and absolute discretion, to perform any and all Alterations as may be necessary or desirable, in Tenant's sole discretion, to allow Tenant to sublease up to fifty (50%) percent of the rentable area of the Improvements, including without limitation the installation of windows, doors and demising walls, and changes to the mechanical, electrical, plumbing, air conditioning, ventilation, heating and other building systems, provided that Tenant complies with Section 9.01.B(i),
(iii), (iv) and (v) above
and provided further that any such Alterations shall, when completed, be of such a character as not to impair the value of the Demised Premises.

     SECTION 9.2 Landlord agrees to deliver to Tenant, within fifteen (15) days after receipt of Tenant's written request therefor, either an approval of or a reasonably detailed objection to plans and specifications for Major Alterations and such other documents as may be required for the effectuation of the Tenant's rights under this Article 9 or in connection with any repairs or restoration work, including, without limitation, those affecting variances, certificates of occupancy and all permits and authorizations, including permits for signs and projections, alterations, additions, improvements, substitutions and replacements.

     SECTION 9.3 Any Alterations to the Demised Premises or to the present or any future building thereon, made by any present or future subtenant or subtenants of the Demised
Premises with the permission of the Tenant, shall, for purposes of this
Article 9 and of this Lease, be
deemed made by the Tenant and be governed by this Article 9 and the other applicable provisions of this Lease.

                              ARTICLE 10
                          DISCHARGE OF LIENS

     SECTION 10.1 Tenant shall not create or permit to be created or to remain, and shall discharge, any mechanic's, laborer's or materialman's lien or any conditional sale, title retention agreement or chattel mortgage, which might be or become a lien, encumbrance or charge upon the
Demised Premises or any part thereof having any priority or preference over or ranking on a parity with the estate, rights and interest of Landlord in the Demised Premises or any part thereof.

     SECTION 10.2 If any mechanic's, laborer's or materialman's lien shall at any time be filed against the Demised Premises or any part thereof, Tenant, within forty-five (45) days after notice of the filing thereof, shall cause the same to be discharged of record by payment, deposit, bond, order of a court of competent jurisdiction or otherwise. If Tenant shall fail to cause such lien to be discharged within the period aforesaid, then, in addition to any other right or remedy, Landlord may, after twenty (20) days' notice to Tenant, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by deposit or by bonding proceedings, and in any such event Landlord shall be entitled, if Landlord so elects, to compel the prosecution of an action for the foreclosure of such lien by the lien or and to pay the amount of the judgment in favor of the lien or with interest, costs and allowances. Any amount so paid by Landlord, and all costs and expenses incurred by Landlord in connection therewith, shall constitute Additional Rent payable by Tenant under this Lease and shall be paid by Tenant to
Landlord on demand.

                              ARTICLE 11
                               NO WASTE

     Tenant shall not do or suffer any waste, damage, disfigurement or injury to the Demised
Premises or any part thereof, but this shall not be deemed to prevent demolition or alterations pursuant to other provisions of this Lease.

                              ARTICLE 12
                       USE OF DEMISED PREMISES

     SECTION 12.1 The Demised Premises may be used for any legal purpose. Tenant shall not use or allow the Demised Premises to be used for any unlawful or illegal business, use or purpose, or in violation of any certificate of occupancy for the use of the Demised Premises or any part thereof or any use which may, in law, constitute a nuisance, public or private, or would void any insurance then in force with respect thereto, or for any business, use or purpose deemed by Landlord in its reasonable discretion to be disreputable or extra hazardous, or in violation of any Legal Require-

ments. Tenant shall, immediately upon the discovery of any such unlawful, illegal, disreputable or extra hazardous use take all necessary steps, legal and equitable, to compel the discontinuance of such use and to oust and remove any subtenants, occupants or other persons guilty of such unlawful, illegal, disreputable or extra hazardous use.

     SECTION 12.2 Tenant shall not suffer or permit the Demised Premises or any portion thereof to be used by the public without restriction or in such manner as would impair Landlord's title to the Demised Premises or any portion thereof, or in such manner would create a condition of adverse possession or prescription by the public, as such, or of implied dedication, of the Demised
Premises or any portion thereof. Tenant hereby acknowledges that Landlord does not hereby consent, expressly or by implication, to the unrestricted use or possession of the whole or any portion of the Demised Premises by the public, as such.

     SECTION 12.3 If during the last two (2) years of the Term, in order to comply with the foregoing provisions of this Article, Tenant shall be required to make any addition or alteration to the improvements now or hereafter existing on the Demised Premises, which shall cost more than the Base Construction Amount, Tenant may elect to cancel this Lease by giving notice to Landlord within thirty (30) days after the obligation to make such addition or alteration shall become effective.
This Lease shall terminate thirty (30) days after giving of such notice.

                              ARTICLE 13
                ENTRY ON DEMISED PREMISES BY LANDLORD

     SECTION 13.1 Tenant shall permit Landlord and its authorized representatives to enter the Demised Premises at all reasonable times during usual business hours and upon reasonable prior notice, and provided that such entry does not unreasonably disturb any subtenants or other occupants of the Demised Premises, for the purpose of (a) inspecting the same, and (b) making any necessary repairs thereto and performing any work therein that may be necessary by reason of Tenant's failure to make such repairs or perform any such work or to commence the same within the time period required by Section 6.01 (or without notice in case of emergency). Nothing herein shall imply any duty upon the part of Landlord to do any such work and performance thereof by Landlord shall not constitute a waiver of Tenant's default in failing to perform same.

     SECTION 13.2   A.   Landlord shall have the right to enter the Demised
Premises at
all reasonable times during usual business hours and upon reasonable prior notice for the purpose of showing same to prospective purchasers or mortgagees thereof and, during the two (2) years prior to the expiration of the Term of this Lease, for the purpose of showing the same to prospective tenants of the Demised Premises.

          B. If any part of the Demised Premises shall be used for "classified work" within the meaning of governmental regulations or is otherwise used for confidential purposes under any sublease with a subtenant, only persons permitted to do so under such regulations or procedures that govern such confidentiality may enter such portions of the Demised Premises.

          C. Tenant may require that Landlord and its guests be accompanied by representatives of Tenant or its agents, in which case Tenant will make representatives available for such purposes at reasonably mutually agreeable times. Landlord shall minimize any disruption to the
Demised Premises and the subtenants by reason of any inspection or exhibiting of the Demised
Premises under this Lease.

                              ARTICLE 14
                INDEMNIFICATION OF LANDLORD AND TENANT

     SECTION 14.1 A. Except as a result of the negligence or wilful misconduct of
Landlord and its agents, employees and contractors or any breach of this Lease by Landlord, Tenant shall indemnify and save harmless Landlord against and from all liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including reasonable attorneys' fees, which may be imposed upon or incurred by or asserted against Landlord by reason of any of the following:

          (i) any work or thing done in, on or about the Demised Premises or any part thereof by Tenant or any party other than Landlord;

          (ii) any use, non-use, possession, occupation, condition, operation, maintenance or management of the Demised Premises or any part thereof or any alley, sidewalk, curb, vault, passageway or space adjacent thereto;

          (iii) any negligence on the part of Tenant or any of its agents, contractors, servants, employees, subtenants, licensees or invitees; or

          (iv) any failure on the part of Tenant to keep, observe, perform or comply with any of the covenants, agreements, terms or conditions contained in this Lease on its part to be kept, observed, performed or complied with;

          (v) any accident, injury or damage to any person or property occurring in, on or about the Demised Premises or any part thereof, or any alley, sidewalk, curb, vault, passageway or space adjacent thereto.

          B. In case any action or proceeding is brought against Landlord by reason of any such claim, Tenant upon written notice from Landlord shall at Tenant's expense resist or defend such action or proceeding by counsel approved by Landlord in writing, which approval shall not be unreasonably withheld or delayed (it being agreed that counsel designated by any insurer shall be acceptable). If Tenant has supplied Landlord with insurance policies covering any of the aforementioned risks no claim shall be made against Tenant unless and until the insurer shall fail or refuse to defend and/or pay all or any part thereof.

          C. Landlord shall indemnify, defend and save harmless Tenant against and from any and all liabilities, damages, penalties, costs, expenses, claims, suits or actions due to or arising out of (i) any breach, violation or non-performance of any covenant, condition or agreement in this Lease contained on the part of the Landlord to be fulfilled, kept, observed and performed; and (ii) any claim against Tenant arising from damage to property or any injury to persons (including death resulting at any time therefrom) in, on, or about the Demised Premises or the sidewalks adjacent thereto arising or accruing out of the gross negligence or willful misconduct of Landlord.

          D. Landlord and its respective agents shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain, snow or leaks from any part of the Demised Premises or from the pipes, appliances or plumbing works or from the roof, street or sub-surface, or from any other place or by dampness or by any other cause of whatsoever nature, unless caused by or due to the negligence of Landlord, its agents, servants or employees. Tenant shall give immediate notice to Landlord in the event of any fire or accident at the
Demised Premises. Neither Landlord, nor any partner of Landlord, nor a successor in interest to any of the foregoing, shall be under any personal liability with respect to any of the provisions of this Lease or any matter arising out of or in connection with this Lease or the Tenant's occupancy or use of the
Demised Premises, and in the event of any breach or default with respect to Landlord's obligations under this Lease or any claim arising out of or in connection with this Lease or the Tenant's occupancy or use of the Demised Premises, Tenant shall look solely to the equity of such person or entity in the
Demised Premises for the satisfaction of Tenant's remedies and in no event shall Tenant attempt to secure any personal judgment against Landlord, or any partner of Landlord, or successors thereto, or any partner, employee or agent of any of them by reason thereof.

                              ARTICLE 15
                        DAMAGE OR DESTRUCTION

 SECTION 15.1 In case of damage to or destruction of any improvements on the Demised Premises or any part thereof by fire or otherwise, Tenant shall promptly give written notice thereof to Landlord, and, except as otherwise provided in Section 15.02 hereof, Tenant shall restore, repair, replace or rebuild the same, which restoration, repairs, replacements and/or rebuildings shall be made using materials at least equal in quality to the original work, with such changes or alterations as may be made at Tenant's election with Landlord's reasonable consent, all in conformity with and subject to the conditions of Article 9 hereof, except that the surety company bond as referred to in
Section 9.01 hereof shall be in an amount equal to the excess of the estimated cost of the work over the amount of insurance money. Such restorations, repairs, replacements, rebuilding or alterations shall be promptly commenced, but in no event later than six (6) months from the date of occurrence of such damage or destruction, which time shall be extended by a time commensurate with any delays due to adjustment of insurance, preparation of plans and specifications or other delays, and shall thereafter be prosecuted with reasonable diligence, unavoidable delays excepted. Tenant expressly agrees that its obligations hereunder, including the payment of any and all Rent, shall continue as though said
Demised Premises had not been damaged or destroyed and without abatement, suspension, diminution or reduction of any kind.

 SECTION 15.2 Anything in this Lease to the contrary notwithstanding, if at any time during the term hereof, the improvements on the Demised Premises shall be so damaged by fire or otherwise that the cost of replacement or restoration thereof shall exceed fifty percent (50%) of the then replacement value of the improvements so damaged, or if such damage or destruction occurs during the last two (2) years of the Term and the cost of replacement or restoration shall exceed the
Base Construction Amount, or if any such damage or destruction would in the reasonable estimation of Tenant's engineer take more than eighteen (18) months to repair, then in any such event Tenant may elect to cancel this Lease by giving notice to Landlord within one hundred eighty (180) days after such damage or destruction, and this Lease shall come to an end on the date specified in such notice. In the event of any such termination, Tenant will not be required to perform any restoration. The net insurance proceeds (after deduction for any costss of collection) shall be paid to Landlord.

 SECTION 15.3  A.   All insurance money paid to Landlord (or, ir required by the terms of any Fee Mortgage, to the Fee Mortgagee) on account of such damage or destruction, less the reasonable cost, if any, incurred in connection with adjustment of the loss and the collection thereof shall, unless this Lease is terminated as a result of such damage or destruction as provided in
Section 15.04, be applied by Landlord or the Fee Mortgagee, as applicable, to the payment of the cost of the aforesaid restoration, repairs, replacement, rebuilding or alterations, including the cost of temporary repairs or for the protection of property pending the completion of permanent restoration, repairs, replacements, rebuilding or alterations (all of which temporary repairs, protection of property and permanent restoration, repairs, replacement, rebuilding or alterations are hereinafter collectively referred to as the "RESTORATION"), and shall be paid out to, or at the direction of, Tenant from time to time as such restoration progresses, in installments equal to ninety percent (90%) of the cost of the work completed and materials furnished, and shall be received by Tenant for the purposes of paying the cost of such restoration upon the written request of Tenant which shall be accompanied by the following:

     (1) a verified certificate signed by Tenant, or an executive officer of Tenant, or a certificate signed by the architect or engineer in charge of such construction setting forth the following:

          (a) that the sum then requested either has been paid by Tenant, or is justly due to contractors, subcontractors, materialmen, engineers, architects or other persons who have rendered services or furnished materials for the restoration therein specified, and giving a brief description of such services and materials and the several amounts so paid or due to each of said persons in respect thereof, and stating that no part of such expenditures has been or is being made the basis, in any previous or then pending request, for the withdrawal of insurance money or has been made out of the proceeds of insurance received by Tenant, and that the sum then requested does not exceed the value of the services and materials described in the certificate; and

          (b) that except for the amount, if any, stated (pursuant to the foregoing subclause (1)(a)) in such certificate to be due for services or materials, there is no outstanding indebtedness shown on Tenant's books or known to the persons signing such certificate, after due inquiry, which is due on the date of such certificate for labor, wages, materials, supplies or services in connection with such restoration which, if unpaid, might become the basis of a vendor's, mechanic's, laborer's or materialman's statutory or similar lien upon such restoration or upon the Demised Premises or any part thereof (which certification shall be signed by
     Tenant or an executive officer of Tenant);

     (2) an official search of the public records or a search of a title insurance company doing business in the State of New York showing that there has not been filed with respect to the
Demised Premises or any part thereof any vendor's, mechanic's, laborer's, materialman's or like lien, which has not been discharged of record; and

     (3) a certificate signed by the architect or engineer in charge of such construction stating that (i) the cost, as estimated by the persons signing such certificate, of the restoration required to be done subsequent to the date of such certificate in order to complete the same, does not exceed the aggregate of the insurance money remaining in the hands of Landlord or any Fee Mortgagee after payment of the sum requested in such certificate and the amount of the bond deposited pursuant to
Section 15.02 hereof and (ii) the work has been done in accordance with all applicable laws, except to a de minimus extent, and the work has been done in accordance with the plans and specifications submitted to and approved by Landlord, except minor variations therefrom, if such plans and specifications were required to be submitted or approved, as the case may be, by the provisions of this
Lease.

     B. All of the insurance proceeds held by the Landlord after completion of and payment for such repairs and restoration by Tenant shall be retained by Landlord. In the event that the insurance proceeds are insufficient for the purpose of paying for all repairs and restoration, Tenant shall nevertheless be required to make such repairs and restoration at its own cost and expense.

     C. Notwithstanding anything to the contrary in this Lease, if the terms of any Fee
Mortgage shall require that insurance proceeds be deposited with the Fee Mortgagee, Landlord may deposit any moneys received by Landlord from insurance provided by Tenant with the Fee Mortgagee, provided that the mortgagee is obligated to release such moneys substantially in accordance with
Section 15.03 hereof.

 SECTION 15.4 If all or substantially all of the improvements on the Demised Premises are destroyed by fire or other casualty Tenant shall have the right, at its option, either to restore, replace or rebuild the same as provided in this Lease, or to demolish the remainder of the same and to construct, in replacement thereof, a new building, subject in all respects to the provisions of Article
9 hereof, and Tenant shall in connection therewith duly and faithfully comply with all of such provisions. The surety company bond as referred to in Section 9.05 hereof shall be in an amount equal to the excess of the estimated cost of the work over the amount of the insurance money. Any restored or new building shall be at least equal in value to the destroyed or damaged building.

 SECTION 15.5 This Article 15 constitutes an express agreement governing any damage or destruction of Demised Premises by fire or other casualty, and Section 227 of the Real Property
Law of the State of New York, which provides for such contingency in the absence of an express agreement, and any other law of like nature and purpose now or hereafter in effect shall have no application in any such case.

                              ARTICLE 16
                             CONDEMNATION

 SECTION 16.1 In the event that the Demised Premises or any part thereof shall be taken in condemnation or by exercise of any right of eminent domain or by agreement among Landlord,
Tenant and those authorized to exercise such right (any such matters being hereinafter referred to as a "TAKING"), Landlord, Tenant, any Fee Mortgagee and any other person or entity having an interest in the award or awards shall have the right to participate in any such condemnation proceedings or agreement for the purpose of protecting their interests hereunder. Each party so participating shall pay its own expenses.

 SECTION 16.2 If at any time during the Term there shall be a taking of all or substantially all of the Demised Premises, this Lease shall terminate and expire on the date of such taking and the Net Rent and any Additional Rent hereunder shall be apportioned and paid to the date of such taking. For the purpose of this Article "substantially all of the Demised Premises" shall be deemed to have been taken if the part not so taken is insufficient for the economic use and reasonable continued operation thereof by Tenant.

 SECTION 16.3  If this Lease shall terminate as a result of such taking:

     (a0 Landlord shall be entitled to an award for (i) the value of its reversionary interest in the land and existing improvements taken, (ii) consequential damages for any diminution of
     Landlord's reversionary interest in the assemblage or plottage value of the land and existing improvements not so taken, and (iii) damages for the then present value of any loss of rentals that would have been payable under this Lease if this Lease had continued in full force and effect for the remainder of the Term thereof (but excluding any unexercised renewal options)
     with respect to the land taken and the improvements existing thereon (but not any Alterations or betterments made by Tenant or its subtenants).

     (b0 Tenant shall be entitled to an award for the loss of the value of its interest in the leasehold including, without limitation, (a) damages for the value of all Alterations, improvements and betterments to the Demised Premises, (b) the loss of Tenant's leasehold interest in the land and all improvements thereon so taken and damages for the then present value of the loss of rentals on all rentable space in the Demised Premises for the remainder of the Term (calculated as if the Lease remained in full force and effect but excluding any unexercised renewal options); and (c) any costs of removal from the Demised Premises.

 (c0 Any remainder of the award shall be payable to Landlord.

 SECTION 16.4 If this Lease shall continue after any such taking, this Lease shall remain unaffected except as follows:

     (a0 The Net Rent shall be reduced by an amount which bears the same proportion to the
     Net Rent immediately prior to the partial taking as the rental value of the part of the Demised
     Premises so taken shall bear to the rental value of the whole Demised Premises immediately prior to such taking.

     (b0 Tenant shall, promptly after such taking and at its expense restore the improvements on the Land, with such changes as Tenant shall deem appropriate, subject to Landlord's consent, not to be unreasonably withheld or delayed, and Tenant shall be entitled to reimbursement for the entire cost thereof from the condemnation proceeds payable by the condemning authority.

     (c0 The monies payable to Tenant under subdivision (b) hereof shall be paid in progress payments as the work progresses in the same manner as provided in Section
15.03 hereof with
     respect to the application of insurance proceeds. If Tenant shall proceed under subdivision (b)
     hereof and if Tenant's share of the construction award shall be less than the cost of restoration, the remainder of the award shall be applied in accordance with this subdivision (d) to the extent necessary to defray the cost of restoration.

 SECTION 16.5 In the event of the taking of an easement or any other taking which shall be of an interest or estate in the land less than a fee simple (other than a taking for temporary use mentioned in Section 16.06 hereof), as a result of which the Demised Premises shall be insufficient for the economic use and reasonable continued operation thereof by Tenant, this Lease shall terminate and expire with the same force and effect as in the case of a taking pursuant to
Section 16.02 hereof.
Otherwise, such taking shall be deemed a taking insufficient to terminate this Lease, and the division of the award shall be governed by Section 16.03 in so far as that Section shall be applicable; provided, however, that if there shall be any payment or award predicated on a change in the grade of a street or avenue on which the Demised Premises abut, Tenant shall be entitled, after making such change or restoration as may be necessary and appropriate by reason of such change of grade, to reimbursement for the expense thereof to the extent of the net amount of any payment or award actually received.
Any part of an award for change of grade which shall remain unexpended after such restoration shall be allocated between Landlord and Tenant, as their interests may appear. If any award shall include change of grade and any other item or element of damage, that part thereof shall be applied in accordance with this Section 16.06 which shall be specifically attributed to change of grade by the condemnation court (or condemnation commissioner or other body authorized to make the award) or, if not so attributed, shall be determined by agreement between the parties.

 SECTION 16.6 In the event of a taking of all or a part of the Demised Premises for temporary use, this Lease shall continue without change, as between Landlord and Tenant, and Tenant shall be entitled to the award made for such temporary use; provided that

      (a0 such award shall be apportioned between Landlord and Tenant as of the date of the expiration of the then current or any renewed term or terms of this Lease, and provided, further, that if any such award shall be in a lump sum or in installments covering a period of time greater than three months, Tenant shall be entitled to a sum equal to a maximum of three months' Net Rent and the balance of such award shall be deposited with Landlord or Fee
     Mortgagee for payment to Tenant in equal quarter-annual installments; and

      (b0 Tenant shall be entitled to file and prosecute any claim against the condemnor for damages and to recover the same, for any negligent use, waste or injury to the Demised
     Premises throughout the balance of the then current term of this Lease. The amount of damages so recovered shall be paid to Landlord or its Fee Mortgagee and shall be distributed in the same manner as is provided in Section 15.02 hereof with respect to proceeds of insurance.

 SECTION 16.7 In case of any taking mentioned in this Article 16, the entire award shall be paid to Landlord for distribution to the parties entitled thereto pursuant to the provisions of this
Article 16.

                              ARTICLE 17
                        INTENTIONALLY OMITTED

                              ARTICLE 18
      ASSIGNMENTS, MORTGAGES AND SUBLEASES OF TENANT'S INTEREST

 SECTION 18.1 Tenant shall not assign, mortgage, pledge, encumber or otherwise transfer all or any part of its interest in this Lease or the Demised Premises except to the extent specifically permitted by this Article 18.

 SECTION 18.2  A.   Tenant may, with Landlord's prior consent, not to be
unreasonably withheld or delayed, assign all of its interest in this Lease.
No assignment of this Lease
shall be effective unless and until an executed counterpart of such assignment, in recordable form, under which the assignee shall have assumed this Lease and agreed to perform and observe the covenants and conditions in this Lease contained on Tenant's part to be performed and observed on and after the date of such assignment, is delivered to Landlord. Tenant shall not be released and shall remain liable in the event of any such assignment unless Landlord specifically agrees to such release.
Landlord may collect Rent directly from any such assignee, provided that Landlord shall apply the net amount collected to the Rent reserved in this Lease.

     B. If Tenant is a corporation, the transfer of a majority of the issued and outstanding capital stock of Tenant or the issuance of additional shares of the Tenant such that if the additional shares had first been issued to the existing shareholders of the Tenant and then transferred to the acquiring shareholders, such event would have constituted a transfer of a majority of the issued and outstanding capital stock of the Tenant within the meaning of this Section, or, if Tenant is a partnership or limited liability company, the transfer of a majority of the total interest in Tenant, however any of such corporate stock transfers or issuances or partnership or limited liability company interest transfers are accomplished, whether in a single transaction or in a series of related or unrelated transactions, such transactions shall be deemed an assignment of this Lease. The transfer of outstanding capital stock of Tenant, for purposes of this Section, shall not include sale of such stock by persons other than those deemed "insiders" within the meaning of the Securities Exchange Act of
1934 as amended (the "ACT"), or the initial sale by Tenant of stock to persons other than those deemed
"insiders" within the meaning of the act, provided in each such instance the sale is effected through the
"Over the Counter Market" or through any recognized stock exchange.

 SECTION 18.3  A.   Tenant, in its sole and absolute discretion, shall have the unrestricted right to sublet the Demised Premises for a use or uses permitted by this Lease, in whole or in part, to up to three (3) subtenants, without Landlord's consent, but only for a term or terms which shall expire prior to the expiration of the Term. Tenant shall provide Landlord with notice of all such subleases entered into by Tenant, together with copies of the subleases as executed, and all such subleases shall prohibit the further subletting thereof without Landlord's prior written consent.

     B. In the event (i) Tenant desires to sublet a portion of the Demised Premises such that there would be, at any one time, more than three (3) subtenants, (ii) Tenant desires to assign this
Lease, or (iii) Tenant desires to enter into a sublease the term of which shall extend beyond the Term of this Lease, then at least thirty (30) days prior to any such proposed assignment or subletting, Tenant shall submit to Landlord a statement containing the name and address of the proposed assignee or subtenant and all of the principal terms and conditions of the proposed assignment or subletting including but not limited to, the proposed commencement and expiration dates of the term of the sublease, the nature of the proposed assignee's or subtenant's business, and such financial and other information with respect to the proposed assignee or subtenant as Landlord may reasonably request.
Landlord shall, within twenty (20) days of receipt thereof, provide notice to Tenant that Landlord has granted or withheld its consent to the proposed assignment or subletting, and if Landlord withholds its consent, the reasons therefor. Landlord shall not unreasonably withhold or delay its consent, provided that it shall not be deemed unreasonable for Landlord to withhold its consent to any sublease or assignment if:

      (1) the purposes for which the proposed subtenant or assignee intends to use the
     Demised Premises are uses not expressly permitted by this Lease or are prohibited by this
     Lease;

      (2) the proposed sublease or assignment shall not prohibit any further assignment or subletting;

      (3) Tenant shall be in default beyond any cure periods in the performance of any of its obligations under this Lease either at the time Landlord's consent to such subletting or assignment is requested or at the commencement of the term of any proposed sublease or upon the effective date of any such assignment;

      (4) Tenant shall fail or refuse to reimburse Landlord for any reasonable costs that may be incurred by Landlord in connection with said sublease or assignment, including without limitation, the costs of making investigations as to the acceptability of a proposed subtenant or assignee; or

          (5) the sublease is for a term extending beyond the expiration date of this Lease.

     C. If Tenant obtains Landlord's consent to the assignment of this Lease or the subletting of the Demised Premises, prior to the effective date of such assignment or subletting, Tenant shall deliver to Landlord: (i) in the case of an assignment, a duplicate original instrument of the assignment theretofore approved by Landlord, duly executed by Tenant and assignee, in which the assignee assumes the observance and performance of, and agrees to be bound by, all of the terms, covenants and conditions of this Lease on Tenant's part to be observed and performed, and (ii) in the case of a subletting an executed duplicate original of the sublease theretofore approved by Landlord.
No assignment or subletting shall be effective unless Tenant and assignee have complied with the requirements of this Section 18.03(C).

 SECTION 18.4 Tenant shall deliver to Landlord, on request, in duplicate, within ninety
(90) days after the end of each fiscal year, a statement of income and expenses for such fiscal year, and a rent schedule showing all subleases and the duration of the respective terms thereof, with respect to the operation of the Demised Premises, which statement shall be certified by Tenant or an executive officer of Tenant as being true, correct and complete.

 SECTION 18.5  A.   If an Event of Default on the part of Tenant shall occur,
effective
as of the date of termination of this Lease pursuant to the last notice provided in Section 19.01 hereof
(terminating this Lease twenty (20) days thereafter), Tenant shall be deemed to have assigned to
Landlord all of its right, title and interest in and to all present and future subleases and all rents due and to become due thereunder, and shall deliver all security deposits held thereunder to Landlord.
After the effective date of such assignment, Landlord shall apply any net amount collected by it from sublessees to the Net Rent or additional rent due under this Lease. No collection of rent by Landlord from an assignee of this Lease or from a sublessee shall constitute a waiver of any of the provisions of this Article or an acceptance of the assignee or sublessee as a tenant or a release of Tenant from performance by Tenant of its obligations under this Lease. In the event of the failure of any sublessee to pay rent to Landlord pursuant to the foregoing assignment after the occurrence of an Event of
Default, any such rent thereafter collected by Tenant shall be deemed to constitute a trust fund for the benefit of Landlord. In the event, however, that Tenant shall have remedied such Event of Default, such assignment shall be and deemed to be terminated and Tenant shall be deemed to be reinstated with all of the rights with respect to said subleases and rents.

     B. Tenant shall not directly or indirectly collect or accept any payment of rent
(other than additional rent) under any sublease more than one (1) month in advance of the date when the same shall become due, and such rent, in the case of any future sublease, shall be payable monthly, except that in case of a sublease where the sublessor is required to make tenant changes or alterations at such sublessor's expense, such sublessor may collect advance rent for an amount not in excess of one year's rent or the estimated cost of the work, whichever is less.

                              ARTICLE 19
             CONDITIONAL LIMITATIONS--DEFAULT PROVISIONS

 SECTION 19.1 If any one or more of the following events ("EVENTS OF DEFAULT") shall occur:

     (a0 if default shall be made in the due and punctual payment of any Net Rent or additional rent payable under this Lease or any part thereof, when and as the same shall become due and payable, and such default shall continue for a period of ten (10) business days after written notice from Landlord to Tenant specifying the items in default, provided that upon the third
     (3rd) default in any twelve (12) month period, no notice shall be required; or

     (b0 if default shall be made by Tenant in the performance or compliance with any of the agreements, terms, covenants or conditions in this Lease (other than those referred to in
     Section 19.01(a)) for a period of twenty (20) business days after notice from Landlord to
     Tenant specifying the items in default, or in the case of a default or a contingency which cannot with due diligence be cured within said twenty (20) business day period, Tenant fails to proceed within said twenty (20) business day period to commence to cure the same and thereafter to prosecute the curing of such default with due diligence; or

     (c0 subject to the provisions of Section 19.02 hereof, if Tenant shall file a voluntary petition in bankruptcy or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future federal, state or other bankruptcy or insolvency statute or law, or shall seek or consent to or acquiesce in the appointment of any bankruptcy or insolvency trustee, receiver or liquidator of Tenant or of all or any substantial part of its properties or of the Demised
     Premises; or

     (d0 subject to the provisions of Section 19.02 hereof, if a proceeding is commenced against
     Tenant seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future federal, state or other bankruptcy or insolvency statute or law and such proceeding shall not have been dismissed within sixty (60) days after notice from Landlord to
     Tenant of an intention to terminate this Lease for failure to remove the condition in question or if, within sixty (60) days after the appointment of any trustee, receiver or liquidator of
     Tenant or of all or substantially all of its properties or of the Demised Premises, such appointment shall not have been vacated or stayed on appeal or otherwise, or if, within sixty
     (60) days after the expiration of any such stay, such appointment shall not have been vacated, within sixty days (60) after notice (to be given not before the expiration of said sixty (60) days period) from Landlord to Tenant of an intention to terminate this Lease for failure to remove the condition in question;

 Then and in any such event Landlord at any time thereafter may give written notice to Tenant specifying such Event of Default and stating that this Lease and the Term hereby demised shall expire and terminate on the date specified in such notice, which shall be at least ten (10) days after the giving of such notice (provided that with respect to an Event of Default described in Section 19.01(c) or (d), no such notice need be given), and upon the date specified in such notice (or, if no notice is required, upon the expiration of the time period set forth in Section 19.01(c) or (d)) this Lease and the Term hereby demised and all rights of Tenant under this Lease, including any renewal privileges whether or not exercised, shall expire and terminate, and Tenant shall remain liable as hereinafter provided.

 SECTION 19.2 Upon any such expiration or termination of this Lease, Tenant shall quit and peacefully surrender the Demised Premises to Landlord, and Landlord, at any time after any such expiration or termination, may without further notice, enter upon the Demised Premises and repossess the same, by force, summary proceedings, ejectment or otherwise, and may dispossess Tenant and remove Tenant and all other persons and property from the Demised Premises and may have, hold and enjoy the Demised Premises and the right to receive all rental income therefrom.

 SECTION 19.3 At any time or from time to time after any such expiration or termination, Landlord may relet the Demised Premises or any part thereof for such term or terms
(which may be greater or less than the period which would otherwise have constituted the balance of the Term of this Lease) and on such conditions (which may include concessions or free rent and alterations of the Demised Premises) as Landlord, in its discretion, may determine and may collect and receive the rents therefor. Landlord shall in no way be responsible or liable for any failure to relet the Demised Premises or any part thereof, or for any failure to collect any rent due upon any such reletting.

 SECTION 19.4  A.   No such expiration or termination of this Lease shall
relieve
Tenant of its obligations hereunder, and such obligations shall survive any such expiration or termination. In the event of any such expiration or termination, whether or not the Demised Premises or any part thereof shall have been relet, Tenant shall pay to Landlord the Net Rent and all other charges required to be paid by Tenant up to the time of such expiration or termination of this Lease, and thereafter Tenant, until the end of what would have been the Term of this Lease in the absence of such expiration or termination, shall be liable to Landlord for, and shall pay to Landlord, as and for liquidated and agreed current damages for Tenant's default, the equivalent of the amount of the Net
Rent and the other rent and charges which would be payable under this Lease by Tenant if this Lease were still in effect, less the net proceeds of any reletting effected pursuant to the provisions of Section
19.04 hereof, after deducting all Landlord's expenses in connection with such reletting, including, without limitation, all repossession costs, brokerage and management commissions attributable to the period expiring when the Term would have expired, operating expenses, reasonable attorneys' fees, alteration costs, and expenses of preparation for such reletting.

     B. Tenant shall pay such current damages (herein called the "DEFICIENCY") to
Landlord monthly on the days on which the Net Rent would have been payable under this Lease if this
Lease were still in effect, and Landlord shall be entitled to recover from Tenant each monthly deficiency as the same shall arise.

     C. At any time after any such expiration or termination, in lieu of collecting any further monthly deficiencies as aforesaid, Landlord may, at Landlord's option, recover from Tenant, and Tenant shall pay to Landlord, on demand, as and for liquidated and agreed final damages for
Tenant's default, an amount equal to the average annual amount of the Net Rent and all additional rent paid by Tenant to Landlord during the two (2) years prior to such expiration or termination.

     D. If the Demised Premises or any part thereof is re-let by Landlord for the unexpired term of this Lease or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall prima facie be deemed to be the fair and reasonable rental value for the portion of the premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of
Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law then in effect.

 SECTION 19.5 Except as is herein otherwise provided Tenant, for and on behalf of itself and all-persons claiming through or under Tenant (including any leasehold mortgagee or other creditor), waives any and all right of redemption, re-entry or re-possession. The terms "ENTER", "RE-
ENTER", "ENTRY" or "RE-ENTRY" as used in this Lease are not restricted to their technical legal meanings.

 SECTION 19.6 No failure by Landlord to insist upon the strict performance of any agreement, term, covenant or condition hereof or to exercise any right or remedy consequent upon a breach thereof, and no acceptance of full or partial rent during the continuance of any such breach, shall constitute a waiver of any such breach or of such agreement, term, covenant or condition. No agreement, term, covenant or condition hereof to be performed or complied with by Tenant, and no breach thereof, shall be waived, altered or modified except by a written instrument executed by
Landlord. No waiver of any breach shall affect or alter this Lease, but each and every agreement, term, covenant and condition hereof shall continue in full force and effect with respect to any other then existing or subsequent breach thereof.

 SECTION 19.7 In the event of any breach or threatened breach by Tenant of any term, covenant or condition contained in this Lease, Landlord shall be entitled to enjoin such breach or threatened breach and shall have the right to invoke any right and remedy allowed at law or in equity or by statute or otherwise as though re-entry, summary proceedings, and other remedies were not provided for in this Lease.

 SECTION 19.8 Each right and remedy provided for in this Lease shall be cumulative and in addition to every other right or remedy provided for in this Lease or now or hereafter existing, at law or in equity, and the exercise by Landlord or Tenant of any one or more of the rights or remedies provided for in this Lease or now or hereafter existing at law or in equity shall not preclude the simultaneous or later exercise by the party in question of any or all other rights or remedies provided for in this Lease or now or hereafter existing at law or in equity.

 SECTION 19.9  A.   Notwithstanding the provisions of this Lease to the
contrary,
in the event Tenant shall file a petition under Chapter 11 of the Bankruptcy Code, Tenant's trustee or
Tenant, as debtor-in-possession, shall, unless otherwise ordered by the Bankruptcy Court, elect to assume this Lease at or prior to the earlier of: (i) 180 days after the date of filing of such petition, and
(ii) confirmation of a plan under Chapter 11. In the absence of an election to assume within such time period, Tenant's trustee or Tenant, as debtor-in-possession, shall be deemed to have rejected this
Lease. In the event Tenant, Tenant's trustee or Tenant, as debtor-in-possession, has failed to perform all of Tenant's obligations under this Lease within the time periods (subject to the notices and grace periods provided for herein) required for such performance, no election by Tenant's trustee or Tenant, as debtor-in-possession, to assume this Lease shall be effective unless each of the following conditions has been satisfied:

      (i) Tenant's trustee or Tenant, as debtor-in-possession, has cured all defaults under this Lease susceptible of being cured by the payment of money, or has provided Landlord with
     Assurance (as defined below) that it will cure all defaults susceptible of being cured by the payment of money within ten (10) days from the date of such assumption and that it will, promptly after the date of such assumption, commence to cure all other defaults under this
     Lease which are susceptible of being cured by the performance of any act and will diligently pursue completion of such curing;

      (ii) Tenant's trustee or Tenant, as debtor-in-possession, has compensated, or has provided Landlord with Assurance that within ten (20) days from the date of such assumption it will compensate, Landlord for any actual pecuniary losses incurred by Landlord arising from the default of Tenant, Tenant's trustee or Tenant, as debtor-in-possession, as indicated in any statement of actual pecuniary loss sent by Landlord to Tenant's trustee or Tenant, as debtor-in-
     possession, such statement, however, not to be deemed a binding and conclusive determination or computation of the amount of such loss; Tenant's trustee or Tenant, as debtor-in-
     possession, has provided Landlord with Assurance of the future performance of each of the obligations under this Lease of Tenant, Tenant's trustee or Tenant, as debtor-in-possession;
     and

      (iii) Such assumption will not breach or cause a default under any provision of any other lease, mortgage, financing agreement or other agreement by which Landlord is bound relating to the Demised Premises.
     B. For purposes of this paragraph, Landlord and Tenant acknowledge that "Assurance" shall mean either: (x) Tenant's trustee or Tenant, as debtor-in-possession, has and will continue to have reasonably sufficient unencumbered assets after the payment of all secured obligations and administrative expenses to reasonably assure Landlord that sufficient funds will be available to fulfill the obligations of Tenant under this Lease; or (y) Tenant's trustee or Tenant, as debtor-in-possession, has deposited with Landlord, as security, an amount equal to two
(2) installments of Rent
(at the rate then payable) which shall be applied to installments of Rent in the inverse order of their maturity; or (z) the Bankruptcy Court shall have entered an order granting to Landlord a valid and perfected first lien and security interest in property of Tenant, Tenant's trustee or Tenant, as debtor-in-possession, having a fair market value as determined by the Bankruptcy Court appraiser at least equal to two (2) installments of Rent (at the rate then payable).
     C. If Tenant's trustee or Tenant, as debtor-in-possession, has assumed this Lease pursuant to the terms and provisions of Subparagraph (1) of this Paragraph (b) for the purpose of assigning (or elects to assign) this Lease, this Lease may be so assigned only if the proposed assignee has provided adequate assurance of future performance of all of the terms, covenants and conditions of this Lease to be performed by Tenant. As used herein "adequate assurance of future performance" shall mean that each of the following conditions has been satisfied:
      (i) The proposed assignee shall have paid to Landlord an amount equal to six (6)
     months of basic annual Rent at the rate then payable;
      (ii) The proposed assignee has furnished Landlord with either: a current financial statement audited or reviewed by a certified public accountant indicating a net worth and working capital in amounts which Landlord reasonably determines to be sufficient to assure the future performance by such assignee of Tenant's obligations under this Lease; or a guarantee or guarantees, in form and substance reasonably satisfactory to Landlord, from one or more persons with a net worth equal to or in excess of $3,000,000.00 in the aggregate;
      (iii) Landlord has obtained all consents or waivers from others required under any lease, mortgage, financing arrangement or other agreement by which Landlord is bound to permit Landlord to consent to such assignment, Landlord to use its reasonable efforts to obtain such consents or waivers; and The proposed assignment will not release or impair any guaranty of the obligations of Tenant (including the proposed assignee) under this Lease.
     D. When, pursuant to the Bankruptcy Code, Tenant's trustee or Tenant, as debtor-in-possession, shall be obligated to pay reasonable use and occupancy charges for the use of the
Demised Premises (as distinguished from Rent under this Lease while this Lease continues in force and effect), such charges shall be not less than the Rent payable by Tenant under this Lease.
     E. Neither the whole nor any portion of Tenant's interest in this Lease or its estate in the Demised Premises shall pass to any trustee, receiver, assignee for the benefit of creditors, or any other person or entity or otherwise by operation of law under the laws of any state having jurisdiction of the person or property of Tenant (excluding Section 18.02.B of this Lease) unless Landlord shall have consented to such transfer in writing. No acceptance by Landlord of rent or any other payments from any such trustee, receiver, assignee, or other person or entity shall be deemed to constitute such consent by Landlord nor shall it be deemed a waiver of Landlord's right to terminate this Lease and recover possession of the Demised Premises for any transfer of Tenant's interest under this Lease without such consent.

                              ARTICLE 20
                           SECURITY DEPOSIT

 SECTION 20.1 Simultaneously with the execution and delivery of this Lease, Tenant shall deposit with Landlord the sum of Thirty Thousand ($30,000.00) Dollars as security for the performance and observance by Tenant of Tenant's covenants and obligations under this Lease. If the security is deposited in cash, Landlord shall provide notice to Tenant of the institution where such security is being held and of any transfers of the security.

 SECTION 20.2 Upon the occurrence of an Event of Default, Landlord may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any Rent as to which Tenant is in default or for any sum which Landlord may expend or may be required to expend by reason of Tenant's default. In the event Landlord applies or retains any portion or all of the security delivered hereunder, Tenant shall forthwith restore the amount so applied or retained so that at all times the amount deposited shall be not less than the security set forth in Section
20.01.

 SECTION 20.3 Provided that no uncured Event of Default exists as of the Expiration
Date, the security shall be returned to Tenant reasonably promptly after the date fixed as the end of the Term and after delivery to Landlord of possession of the Demised Premises.
 In the event of any
sale, transfer or leasing of Landlord's interest in the Demised Premises, Landlord shall have the right to transfer the unapplied part of the security and the interest thereon, if any, to which Tenant is entitled, or any interest it may have in the Security Letter, as the case may be, to the vendee, transferee or lessee and Landlord shall thereupon be released by Tenant from all liability for the return or payment thereof, and Tenant shall look solely to the new landlord for the return or payment of same.
The provisions of the preceding sentence shall apply to every sale, transfer or leasing of the Demised
Premises, and any successor of Landlord may, upon a sale, transfer, leasing or other cessation of the interest of such successor in the Improvements, whether in whole or in part, pay over any unapplied part of said security or any interest it may have in the Security Letter, as the case may be, to any vendee, transferee or lessee of the Improvements, and shall thereupon be relieved of any liability with respect thereto.

 SECTION 20.4  A.   In lieu of the cash security deposit provided for in
Section 20.01,
Tenant may at any time during the Term deliver to Landlord and shall thereafter, except as otherwise provided herein, maintain in effect at all times during the Term, a clean, stand-by, irrevocable letter of credit in form and substance reasonably satisfactory to Landlord, in the amount of the security required pursuant to this Article 20, and if the issuing bank is not a member of the New York Clearing
House Association, confirmed by Citibank, N.A. or another bank reasonably satisfactory to Landlord which is a member of the New York Clearing House Association. Such letter of credit shall have an expiration date no earlier than the first anniversary of the date of issuance thereof and shall be automatically renewed from year to year unless terminated by the issuer thereof by notice to Landlord given by certified or registered mail, return receipt requested not less than sixty (60) days prior to the expiration thereof. Except as otherwise provided in this Article 20, Tenant shall, throughout the Term deliver to Landlord, in the event of the termination of any such letter of credit, replacement letters of credit acceptable to Landlord in lieu thereof (each such letter of credit and each such extension or replacement thereof, as the case may be, is hereinafter referred to as a "SECURITY LETTER") no later than sixty (60) days prior to the expiration date of the preceding Security Letter.
 If a replacement Security
Letter has not been delivered to Landlord on or prior to the date which is thirty (30) days prior to the expiration date of the then existing Security Letter, Landlord may draw upon the Security Letter and hold the cash as the security deposit hereunder. The term of each such Security Letter shall be not less than one (1) year and shall be automatically renewable from year to year as aforesaid. Each Security
Letter shall provide that the full amount thereof may be drawn down by Landlord upon presentation to the issuing or confirming bank of Landlord's sight draft drawn on the issuing bank.

                              ARTICLE 21
                    CONDITION OF DEMISED PREMISES

 No representations with respect to the condition or use of the Demised Premises were made by or on behalf of Landlord prior to or upon the execution of this Lease. Tenant has accepted and is in possession of the Demised Premises in their as-is condition as of the date hereof. Any improvements existing on the Demised Premises on or prior to the Commencement Date shall continue to be owned in fee by the Landlord.

                              ARTICLE 22
                               NOTICES

 Any and all notices, demands, requests, submissions or other communications or documents required to be given, delivered or served or which may be given, delivered or served under or by the terms and provisions of this Lease or pursuant to law or otherwise, shall be in writing and shall be deemed sufficiently given or rendered if delivered by hand (against an affidavit of delivery) or by a nationally recognized overnight courier (against a receipt for delivery) or if sent by registered or certified mail (return receipt requested) addressed: if to Tenant, at Tenant's address set forth herein,
Attn: Mr. Mitchell Binder, with a copy to Squadron, Ellenoff, Plesent & Sheinfeld LLP, 551 Fifth
Avenue, New York, New York 10176, Attn: Michael Kleinerman, Esq., or if to Landlord, at
Landlord's address set forth herein, Attn: Mr. Jan Berman, with a copy to Weinberg, Kaley, Gross
& Pergament, L.L.P., 400 Garden City Plaza, Garden City, New York 11530, Attn:
Howard Gross,
Esq., and to any Fee Mortgagee as Landlord may reasonably designate or to such other address(es) and with such other copies as either Landlord or Tenant may reasonably designate as its new address(es) or additional address(es) for such purposes by notice given to the other in accordance with the provisions of this Article 22. Any such bill, statement, consent, notice, demand, request or other communication shall be deemed to have been rendered or given (a) on the date it shall have been received, if delivered by hand, on the next business day after deposit with a reputable overnight delivery courier or (c) on the fourth (4th) day after mailing as provided above, if delivered by mail.
Each party may have counsel deliver notices to each other with the same force and effect as if given by the party represented by such counsel.

                              ARTICLE 23
                               HOLDOVER

 Any holding over for a period after the expiration of the Term hereof shall be construed to be a tenancy from month-to-month at a rental factor equal to (a) One Hundred Fifty (150%) percent of the Net Rental due hereunder immediately prior to the expiration of the Term plus (b) all additional rents, as specified herein (pro-rated on a monthly basis), and shall otherwise be on the terms and conditions herein specified, so far as same are applicable. Notwithstanding the foregoing, and in addition thereto, Landlord's acceptance of the foregoing payments shall not limit its right to evict
Tenant from the Demised Premises as a holdover.

                              ARTICLE 24
                           QUIET ENJOYMENT

 Tenant, upon paying the Net Rent and all additional rent and other charges herein provided for and observing and keeping all covenants, agreements and conditions of this Lease on its part to be kept, observed and performed, shall quietly have and enjoy the Demised Premises during the Term without hindrance or molestation by anyone claiming by, through or under Landlord, subject to the exceptions, reservations and conditions of this Lease. In furtherance of the foregoing, Landlord shall not, during the Term of this Lease, change the zoning of the Demised Premises, apply for any variances, grant any easements or rights of way, change the site plan, subdivide to Demised Premises or take any other similar actions with respect to the Demised Premises, which has the effect of increasing the costs to Tenant of performing its obligations hereunder or operating its business therein.

                              ARTICLE 25
                        EXCAVATION AND SHORING

 SECTION 25.1 If any excavation shall be made or contemplated to be made for building or other purposes upon property or streets adjacent to or nearby the Demised Premises, Tenant shall either: (i) afford to the person or persons causing or authorized to cause such excavation the right to enter upon the Demised Premises for the purpose of doing such work as such person or persons shall consider to be necessary to preserve any of the walls or structures of the improvements on the
Demised Premises from injury or damage and to support the same by proper foundations, or (ii) at
Tenant's expense, do or cause to be done all such work as may be necessary to preserve any of the walls or structures of the improvements on the Demised Premises from injury or damages and to support the same by proper foundations. Tenant shall not, by reason of any such excavation or work, have any claim against Landlord for damages or indemnity or for suspension, diminution, abatement or reduction of rent under this Lease.

 SECTION 25.2 Landlord hereby assigns to Tenant, without recourse, such rights, if any, as Landlord may have against any parties causing damage to the improvements on the Demised
Premises to sue for and recover amounts expended by Tenant as a result of such damage.

                              ARTICLE 26
                          NO RENT ABATEMENT

 SECTION 26.1 No abatement, diminution or reduction of Net Rent, additional rent or charges shall be claimed by or allowed to Tenant or any person claiming under Tenant, under any circumstances, whether for inconvenience, discomfort, interruption of business, or otherwise, arising from the making of alterations, changes, additions, improvements or repairs to any building or buildings now on or which may hereafter be erected on the Demised Premises, by virtue or because of any present or future Legal Requirement or for any other cause or reason.

                              ARTICLE 27
                           WAIVER OF CLAIMS

 Tenant hereby waives any claim against Landlord which Tenant may have based upon any assertion that Landlord has unreasonably withheld or delayed any consent or approval requested by
Tenant, and Tenant agrees that its sole remedy in connection therewith shall be an action or proceeding for specific performance, injunction or declaratory judgment. In the event Landlord is determined to have unreasonably withheld its consent, the requested consent or approval shall be deemed to have been granted, however, Landlord shall have no liability of any kind to Tenant for its refusal or failure to give such consent or approval except for Landlord's actual bad faith and malice and unless the following shall occur: (a) Tenant shall give Landlord written notice (the "DAMAGES
NOTICE") no later than thirty (30) days after Landlord shall have refused to grant its consent, time being of the essence, which notice shall specify (i) the reason that Tenant believes that Landlord's failure to give such consent is unreasonable, (ii) the grounds, based upon Tenant's available knowledge, that
Tenant believes Landlord's decision was caused by its malice and bad faith, and (iii) the amount of damages Tenant believes it incurred by reason of Landlord's decision, and the failure by Tenant to deliver the Damages Notice within such thirty (30) day time period shall automatically be deemed a waiver of any right to seek any damages against Landlord for the failure or refusal to grant such consent; (b) Landlord shall have failed to grant such consent or approval within ten (10) business days
(the "DAMAGES CURE PERIOD") after having received the Damages Notice; (c) Tenant shall commence suit against Landlord in a court of competent jurisdiction in Suffolk County, New York no later than one hundred twenty (120) days after the expiration of the Damages Cure Period; and (d) there shall be a final determination in such court (after exhaustion of any appeals) that Landlord's refusal to grant such consent was caused by Landlord's malice and bad faith. Without limitation of the scope of
Landlord's discretion, no decision of Landlord will be deemed to result from bad faith or malice if such decision requires the consent of any Fee Mortgagee and the Fee Mortgagee refuses to give, withholds or delays such consent.

                              ARTICLE 28
                        ESTOPPEL CERTIFICATES

 SECTION 28.1 Tenant shall, without charge, at any time and from time to time, within fifteen days after request by Landlord or any Fee Mortgagee, certify by written instrument, duly executed, acknowledged and delivered to Landlord or Fee Mortgagee, or any other person, firm or corporation specified by Landlord:

      (a) that this Lease is unmodified and in full force and effect, or, if there have been any modifications, that the same is in full force and effect as modified and stating the modifications;

      (b) whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants or conditions hereof and any modifications hereof upon the part of Tenant to be performed or complied with, and, if so, specifying the same;

      (c) the dates, if any, to which the Net Rent and additional rent and other charges hereunder have been paid in advance;

      (d) the date of expiration of the current term;

      (e) the Net Rent then payable under this Lease; and

          (f)  such other information as may be reasonably requested.

 SECTION 28.2 Landlord shall, without charge, at any time and from time to time, within fifteen days after request by Tenant certify by written instrument, duly executed, acknowledged and delivered to Tenant or any other person, firm or corporation specified by
Tenant:

          (a) that this Lease is unmodified and in full force and effect, or, if there shall have been modifications, that the same is in full force and effect as modified and stating the modifications;

      (b) whether or not there are then existing, any set-offs or defenses against the enforcement of any of the agreements, terms, covenants or conditions hereof and any modifications hereof upon the part of Tenant to be performed or complied with, and if so, specifying the same;

      (c) the dates, if any, to which the Net Rent and additional rent and other charges have been paid in advance;

      (d) the date of expiration of the current term;

      (e) the Net Rent then payable under this Lease; and

          (f)  such other information as may be reasonably requested.

                              ARTICLE 29
            SUBORDINATION, NON-DISTURBANCE AND ATTORNMENT

 SECTION 29.1 Landlord represents and warrants that, as of the date hereof, there are no Fee Mortgages affecting the Demised Premises. Nothing herein contained shall limit
Landlord's right to place any mortgage on the interests of Landlord in the Demised Premises including, without limitation, any modifications, consolidations, extensions, renewals and replacements thereof.

 SECTION 29.2  A.   This Lease shall be subject and subordinate to each and
every
Fee Mortgage, provided and upon the condition that Landlord shall obtain from each such Fee
Mortgagee a subordination, non-disturbance and attornment agreement, in the standard form then-customarily employed by such Fee Mortgagee and otherwise reasonably acceptable to Tenant (or, if none, a form selected by Landlord which is reasonably satisfactory to Tenant and such Fee
Mortgagee), and Tenant agrees to execute, acknowledge and deliver same with reasonable promptness.

     B. If the holder of any Fee Mortgage, or any designee of any such holder, shall succeed to the rights of Landlord under this Lease, whether through possession or foreclosure action or delivery of a new lease or deed, then at the request of such party so succeeding to
Landlord's rights (herein called "Successor Landlord"), Tenant shall automatically attorn to and recognize such Successor Landlord as Tenant's landlord under this Lease and shall promptly execute and deliver any instrument (herein called "Attornment Agreement") that such Successor
Landlord may reasonably request to evidence such attornment. Upon such attornment this Lease shall continue in full force and effect as a direct lease between the Successor Landlord and Tenant upon all of the terms, conditions and covenants as are set forth in this Lease, except that the
Successor Landlord shall not (a) be liable for any previous act or omission of Landlord under this
Lease; (b) be subject to any offset, not expressly provided for in this Lease, which theretofore shall have accrued to Tenant against Landlord; (c) be bound by any previous modification of this Lease or by any previous prepayment of more than one month's Rental, unless such modification or prepayment shall have been expressly approved in writing by the holder of the Fee Mortgage; or
(d) be obligated to make any improvements to, or perform any work at, or furnish any services to, the Demised Premises.

 SECTION 29.3 If any act or omission of Landlord would give Tenant the right, immediately or after lapse of a period of time, to cancel or terminate this Lease, or to abate the payment of Rent or to claim a partial or total eviction, Tenant shall not exercise such right (a) until it has given written notice of such act or omission to Landlord and each Fee Mortgagee; provided the name and address of any such Fee Mortgagee shall previously have been furnished to Tenant, and (b) until thirty (30) days shall have elapsed following the giving of such notice if the same can be remedied within such thirty (30) day period or if the same cannot be remedied within thirty (30)
days until a reasonable period of time (but in not event more than ninety (90) days) has elapsed to cure provided such cure has commenced within the thirty (30) day period, and, further, provided the Fee Mortgagee shall with due diligence continue to remedy such act or omission.

                              ARTICLE 30
                WAIVER OF JURY TRIAL AND COUNTERCLAIMS

 SECTION 30.1 Landlord and Tenant hereby waive trial by jury of any and all issues arising in any action or proceeding connected with this Lease or any negotiations in connection therewith. In case Landlord shall commence summary proceedings or an action for non-payment of rent or additional rent hereunder against Tenant, Tenant shall not interpose any counterclaim of any nature or description in any such proceeding or action, but shall be relegated to an independent action at law.

                              ARTICLE 31
                     DEFINITION OF CERTAIN TERMS

 SECTION 31.1 For purposes of this Lease, unless the context otherwise requires:

 (a) The term "LANDLORD" as used herein shall mean only the owner for the time being of the Demised Premises, so that in the event of a sale, transfer, conveyance or other termination of Landlord's interest in the Demised Premises Landlord shall be and hereby is entirely freed and relieved of all liability of Landlord hereunder, arising and accruing under this Lease from and after the date of such sale transfer conveyance, or other termination of Landlord's interest in the
Demised Premises and in such event Landlord shall remit to the trustee acting or to act pursuant to
Section 5.08 hereof any funds held by Landlord (other than any security deposit) in which Tenant has an interest, but if there shall then be no such trustee Landlord may remit such funds to the successor owner of the Demised Premises and shall remit to the successor owner any security deposit or security letter of credit deposited with Landlord. Landlord shall remain liable for any such moneys not so remitted. It shall be deemed and construed without further agreement between the parties or their successors in interest, or between the parties and such successor owner of the
Demised Premises, that such successor owner has assumed and agreed to carry out any and all agreements, covenants and obligations of Landlord hereunder.

 (b) Any reference herein to "THE TERMINATION OF THIS LEASE" shall be deemed to include any termination hereof by expiration, or pursuant to Article 15, 16 or 19 hereof, or otherwise.

 (c) The term "FEE MORTGAGE", whether or not used in combination with other qualifying words, shall include a deed of trust to a trustee to secure an issue of bonds, debentures, notes or other obligations, and the term "FEE MORTGAGEE", when used with reference to a mortgage, shall include the trustee under a deed of trust and, when appropriate, the holder or holders of the bonds, debentures, notes or other obligations secured thereby.

 (d) The term "UNAVOIDABLE DELAYS" shall mean delays due to strikes, acts of God, scarcity of labor or materials, governmental restrictions, enemy action, civil commotion, fire, casualty or other causes beyond the reasonable control of Tenant.

                              ARTICLE 32
                               BROKERS

 Landlord and Tenant each represent and warrant to the other that it has not dealt with any broker or other person in connection with this Lease other than Corporate National Realty (the
"BROKER"). In executing and delivering this Lease, Landlord and Tenant have each relied upon the foregoing representation and warranty. Landlord and Tenant shall each indemnify and hold the other harmless from and against any and all claims for commissions, fees, reimbursement for expenses or other compensation by reason of its breach of the foregoing representation and warranty and for any and all costs incurred by the other in connection with such claims, including, without limitation, reasonable attorneys' fees and disbursements. Tenant shall pay the compensation payable to the Broker in accordance with a separate agreement or agreements among Tenant and the Broker. This provision shall survive the expiration or earlier termination of this Lease.

                              ARTICLE 33
                         CONSENT OF LANDLORD

 Where any provision of this Lease requires the consent or approval of Landlord, except as may be set forth herein to the contrary, Landlord agrees that Landlord will not unreasonably withhold or delay such consent or approval. Where any provision of this Lease requires Tenant to do anything to the satisfaction of Landlord, Landlord agrees that Landlord will not unreasonably refuse to state Landlord's satisfaction of such action by Tenant.

                              ARTICLE 34
                        PAYMENTS UNDER PROTEST

 In case of any dispute between Landlord and Tenant with respect to the amount of money payable by Tenant to Landlord under the provisions of this Lease, Tenant may make payment under protest and, in such event, may assert and prosecute a claim or claims for the recovery of the sum, or any part thereof, that shall have been so paid by Tenant under protest.

                              ARTICLE 35
                            GOVERNING LAW

 This Lease shall be construed and enforced in accordance with the laws of the State of
New York, and any action or proceeding hereunder shall be brought and maintained only within the County of Suffolk, State of New York. Tenant expressly warrants and represents that it will not record this Lease.

                              ARTICLE 36
                         NO ORAL MODIFICATION

 All prior understandings and agreements between the parties are merged with this Lease which fully and completely sets forth the understanding of the parties; and this Lease may not be changed or terminated orally or in any manner other than by an agreement in writing and signed by the party against whom enforcement of the change or termination is sought.

                              ARTICLE 37
           COVENANTS TO BIND AND BENEFIT RESPECTIVE PARTIES

 The covenants and agreements herein contained shall bind and inure to the benefit of
Landlord, its successors and assigns, and Tenant, its successors and assigns. All references to
"Landlord" and "Tenant" shall also include their respective successors and assigns unless the context shall otherwise require.

                              ARTICLE 38
 CAPTIONS, TABLE OF CONTENTS AND INVALIDITY OF PARTICULAR PROVISIONS

 SECTION 38.1 The captions of this Lease are for convenience and reference only and in no way define, limit or describe the scope or intent of this Lease nor in any way affect this
Lease.

 SECTION 38.2 The table of contents preceding this Lease but under the same cover is for the purpose of convenience and reference only and is not to be deemed or construed in any way as part of this Lease, nor as supplemental thereto or amendatory thereof.

 SECTION 38.3 If any term or provision of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this
Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

                              ARTICLE 39
                      CONSTRUCTION OF THIS LEASE

 This Lease shall be given a fair and reasonable construction in accordance with the intentions of the parties hereto, and without regard to or aid of canons requiring construction against the party drawing this Lease.

                              ARTICLE 40
                          EXTENSION OF TERM

 SECTION 40.1 (a) Tenant, at Tenant's sole option, shall have two (2) successive extension options of six (6) years each (the "FIRST EXTENSION OPTION" and "SECOND EXTENSION
OPTION," respectively, and collectively, the "EXTENSION OPTIONS"). The term of the First Extension
Option shall commence on the day immediately succeeding the Fixed Expiration Date (the "FIRST
EXTENSION TERM COMMENCEMENT DATE") and end on the sixth (6th) anniversary of the First
Extension Term Commencement Date (such additional term being the "FIRST EXTENSION TERM") provided that:

      (i) Tenant shall give Landlord written notice (the "FIRST EXTENSION NOTICE") of its election to exercise the First Extension Option not later than the date which is one
(1) year prior to the Fixed Expiration Date; and;

      (ii) Tenant's First Extension Option, at Landlord's sole option, shall be inapplicable, null, void and of no further force and effect if as of the time of the giving of the First
Extension Notice any Event of Default under any of the terms and conditions of this Lease shall have occurred and be continuing; and

 (b) The term of the Second Extension Option shall commence on the day immediately succeeding the last day of the First Extension Term (the "SECOND EXTENSION TERM COMMENCEMENT DATE") and end on the sixth (6th) anniversary of the Second Extension Term
Commencement Date (such additional term being the "SECOND EXTENSION TERM", the First
Extension Term and the Second Extension Term being referred to herein collectively as the
"EXTENSION TERMS") provided that:

      (i) Tenant shall give Landlord written notice (the "SECOND EXTENSION NOTICE;" the First Extension Notice and the Second Extension Notice being referred to herein collectively as the "EXTENSION NOTICES") of its election to exercise the Second Extension Option not later than the date which is one (1) year prior to the expiration of the First Extension Term;

      (ii) Tenant's Second Extension Option, at the sole option of Landlord, shall be inapplicable, null, void and of no further force and effect as of the time of the giving of the Second Extension Notice, any Event of Default under any of the terms and conditions of this Lease shall have occurred and be continuing; and

      (iii) Tenant shall have effectively exercised the First Extension Option as provided under this Lease.

 (c) The Net Rent payable by Tenant to Landlord during the First Extension Term and the Second Extension Term, as applicable, shall be as follows:

      (i) From the First Extension Term Commencement Date through and including the last day of the month in which shall occur the third anniversary of the First Extension
Term Commencement Date, at the rate of $527,076.00, in equal monthly installments of
$43,923.00;

      (ii) From the first day of the calendar month in which said third anniversary occurred through and including the last day of the First Extension Term, $579,783.00, in equal monthly installments of $48,315.25;

      (iii) From the Second Extension Term Commencement Date through and including the last day of the month in which shall occur the third anniversary of the Second
Extension Term Commencement Date, at the rate of $637,761.00, in equal monthly installments of
$53,146.75; and

      (iv) From the first day of the calendar month in which said third anniversary referred to in clause (iii) above occurred through and including the last day of the
Second Extension Term, $701,537.00 in equal monthly installments of $58,461.43.

 SECTION 40.2 Except as provided in Section 40.01 hereof, and unless the context shall otherwise specifically require, Tenant's occupancy of the Demised Premises during the applicable Extension Term shall be on the same terms and conditions as during the initial Term of this Lease (the "UNEXTENDED TERM"), provided, however, (a) Tenant shall have no further right to extend the term of this Lease pursuant to this Article 40 beyond the Second Extension Term, (b)
Tenant shall accept the Demised Premises during the Extension Terms in its then "as is" condition and Landlord shall not be obligated to perform any work or make any improvements of any kind whatsoever.

 SECTION 40.3 If Tenant does not timely send any Extension Notice pursuant to the provisions of Section 40.1, this Article 40 shall be null, void and of no force or effect and shall be deemed deleted from this Lease. The termination of this Lease during the Unextended Term or the
First Extension Term as applicable, shall also automatically, completely and irrevocably without any further act by either party, terminate and render void any option or right on Tenant's part to extend the term of this Lease pursuant to this Article 40 whether or not such option or right shall have theretofore been exercised. None of Tenant's options or elections set forth in this Article 40 may be severed from this Lease or separately sold, assigned or transferred.

 SECTION 40.4 If Tenant exercises its right to extend the Term for any Extension
Term pursuant to this Article 40, the phrases "the term of this Lease" or "the term hereof" or
"Term" or similar phases as used under the Lease, shall be construed to include the applicable
Extension Term, and the Expiration Date shall be construed to be the date of the expiration of the applicable Extension Term.
 SECTION 40.5 If this Lease is renewed for any Extension Term, such exercise shall be self-operative and no further instrument shall be required, however, in confirmation of such extension, Landlord and Tenant may each request that the other execute, acknowledge and deliver, and the parties shall so execute, acknowledge and deliver, an instrument in form reasonably acceptable to each of them confirming the exercise of the applicable Extension Option and the
Expiration Date under the applicable Extension Term.


 IN WITNESS WHEREOF, Landlord and Tenant have caused this Lease to be executed by their duly authorized officers and their respective corporate seals to be hereunto affixed.


               80 CABOT REALTY LLC


                              By:

                                   Name:
                                   Title:


               ORBIT INTERNATIONAL CORP.


                              By:

                                   Name:
                Title:


                              Exhibit A


                          Legal Description



Exhibit 23          Consent of Goldstein Golub Kessler LLP




INDEPENDENT AUDITOR'S CONSENT




To the Board of Directors
Orbit International Corp. and Subsidiaries


We hereby consent to incorporation by reference in the Registration Statement on Form S-8
(Registration Number 333-25979) of our report dated March 2, 2001, except for the second paragraph of Note 16, as to which the date is March 9, 2001 on the consolidated financial statements of Orbit
International Corp. and Subsidiaries as of December 31, 2000 and 1999, which appear in the annual report on Form 10-KSB of Orbit International Corp. for the year ended December 31, 2000.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 30, 2001





ORBIT INTERNATIONAL CORP.
 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000


                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT                                  F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2000 and 1999             F-2
   Statement of Operations for the Years Ended December 31, 2000 and 1999   F-3
   Statement of Stockholders' Equity for the Years Ended December 31, 2000 and
1999   F-4
   Statement of Cash Flows for the Years Ended December 31, 2000 and 1999   F-5
   Notes to Consolidated Financial Statements              F-6 - F-16






INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Orbit International Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and
Subsidiaries of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United
States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 2, 2001, except for Note 16, as to which the date is March 9, 2001



                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEET


DECEMBER 31,
2000                                                              1999

ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                 $  1,102,000 $  2,975,000
  INVESTMENTS IN MARKETABLE SECURITIES             3,000        3,000
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
   $165,000 AND $166,000 IN 2000 AND 1999, RESPECTIVELY     2,137,000 1,391,000
  INVENTORIES                                  6,654,000    5,804,000
  ASSETS HELD FOR SALE - DISCONTINUED OPERATIONS-              41,000
  OTHER CURRENT ASSETS                           104,000      136,000
  DEFERRED TAX ASSETS                             75,000
  75,000
  TOTAL CURRENT ASSETS                        10,075,000     10,425,000

Property, Plant and Equipment, at cost, less accumulated
 depreciation and amortization                 2,024,000    2,128,000

Excess of Cost over the Fair Value of Assets Acquired, less
 accumulated amortization of $426,000 and $330,000, in 2000
 and 1999, respectively                          963,000    1,059,000

Other Assets                                     758,000      661,000

Deferred Tax Assets                              675,000      675,000
  TOTAL ASSETS                               $14,495,000    $14,948,000
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   Current Liabilities:
  Current portion of long-term obligations $     841,000$     738,000
  Accounts payable                             1,486,000    1,143,000
  Accrued expenses                               858,000      884,000
  Accounts payable, accrued expenses and reserves applicable
   to discontinued operations                    758,000      499,000
  Customer advances                              670,000
  -
  TOTAL CURRENT LIABILITIES                    4,613,000      3,264,000

Long-term Obligations                          2,664,000    3,666,000

Accounts Payable, Accrued Expenses and Reserves Applicable to
 Discontinued Operations, less current portion  -             370,000
  TOTAL LIABILITIES                            7,277,000      7,300,000
                                          Commitments and Contingencies

                                                  Stockholders' Equity:
  Common stock - $.10 par value                  304,000      304,000
  Additional paid-in capital                  24,165,000   24,165,000
  Accumulated deficit                        (7,401,000)
  (6,971,000)
  17,068,000                                                 17,498,000
  Treasury stock, at cost                    (9,850,000)  (9,850,000)
  STOCKHOLDERS' EQUITY                         7,218,000      7,648,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $14,495,000    $14,948,000


                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS


YEAR ENDED DECEMBER 31,
   2000
   1999

Net sales                                  $12,706,000 $12,220,000

Cost of sales                                8,210,000 8,137,000
Gross profit                                   4,496,000
  4,083,000

Selling, general and administrative expenses   4,946,000   4,952,000

Interest expense                                 336,000     334,000

Investment and other income, net               (166,000)   (278,000)
Total expenses                                 5,116,000
  5,008,000

Loss before income tax benefit and extraordinary item(620,000)(925,000)

Income tax provision                              -          450,000
Loss before extraordinary item                 (620,000) (1,375,000)

Extraordinary item                             (190,000)    -
Net loss                                   $   (430,000)
  $(1,375,000)

Net loss per common share:
  Loss before extraordinary item              $     (0.30)$         (0.68)

Extraordinary item                                   0.09         -
Net loss                                      $     (0.21)$
(0.68)



                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



YEARS ENDED DECEMBER 31, 2000 AND 1999



ACCUMULATED


OTHER


COMPRE-
12772:  AUTHORIZED  ADDITIONAL

HENSIVE
                  SHARES           PAID-INACCUMULATED               TREASURY
STOCKDEFERRED   INCOME
                  ISSUED  AMOUNT   CAPITAL  DEFICIT   SHARES
AMOUNTCOMPENSATION(LOSS)    TOTAL


Balance at December 31,
19983,039,000$304,000$24,163,000$(5,596,000)(1,003,000)$(9,802,000)$(19,000  )$
9,000                                                       $ 9,059,000

Deferred compensation earned-        -        -        -         -         -
                      19,000    -                                 19,000

Exercise of stock options1,000-
   2,000 -        -         -          -


-                                                                   2,000

Purchase of treasury stock-        -        -        -         (11,000) (48,000

-                     -                                          (48,000)

                                                    Comprehensive loss:
  Net loss       -        -        -       (1,375,000)-        -          -

-                                                             (1,375,000)
  Adjustment for gain on marketable
   securities included in net income-       -        -         -        -

-                    -       (9,000)                              (9,000)
  -
-       (1,375,000)-       -          -
(9,000)(1,384,000)
Balance at December 31,
19993,040,000304,000
24,165,000(6,971,000)
    ) - 0 -
- 0 -                                     7,648,000

Net loss      (430,000) -
-(430,000)
Balance at December 31,
20003,040,000$304,000$24,165,000$(7,401,000)(1,014,000)$(9,850,000    )$    - 0
-        $   - 0 -                                   $ 7,218,000


                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,
2000                                                               1999

Cash flows from operating activities:
  Net loss                                $   (430,000)$(1,375,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Forgiveness of debt                      (190,000)      -
    Depreciation and amortization               161,000     156,000
    Amortization of goodwill                     96,000      96,000
    Compensation related to issuance of stock and options   -          19,000
    Deferred tax provision                                  450,000
    Write-off of bank financing costs            15,000    -
    Change in value of marketable securities    -           (9,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable(746,000)   954,000
      (Increase) decrease in inventories      (850,000)   1,285,000
      Decrease in other current assets           32,000       4,000
      Increase in other assets                (131,000)    (20,000)
      Increase (decrease) in accounts payable   343,000    (46,000)
      Decrease in accrued expenses             (26,000)   (548,000)
      Increase (decrease) in customer advances  670,000   (785,000)
      Decrease in assets held for sale, discontinued operations41,000 39,000 Decrease in accounts payable, accrued expenses and reserves
       applicable to discontinued operations  (111,000)   (322,000)
      Payment for settlement of

(1,000,000)
  NET CASH USED IN OPERATING ACTIVITIES       (1,126,000)   (1,102,000)
                                  Cash flows from investing activities:
  Purchases of marketable securities              -       (1,966,000)
  Proceeds from sales of marketable securities    -         5,736,000
  Purchase of property, plant and equipment      (38,000)     -
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES(38,000) 3,770,000
                                   Cash flows from financing activities
  Repayments of long-term debt                  (709,000)   (570,000)
  Proceeds from long-term debt                    -           500,000
  Decrease in due to factor                       -          (15,000)
  Proceeds from exercise of stock options         -             2,000
  Purchase of treasury stock                      -          (48,000)
  NET CASH USED IN FINANCING ACTIVITIES         (709,000)     (131,000)
Net increase (decrease) in cash and cash equivalents(1,873,000)2,537,000

Cash and cash equivalents at beginning of year  2,975,000     438,000
Cash and cash equivalents at end of year      $ 1,102,000
  $ 2,975,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                     $    336,000
  $    334,000


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

                 The Company has two reportable segments: (a) the Orbit Instrument division
                 (Electronics Segment) is engaged in the design, manufacture and sale of customized electronic components and subsystems, and (b) the Behlman Electronics subsidiary
                 (Power Units Segment) is engaged in the design and manufacture of distortion-free commercial power units, power conversion devices and electronic devices for measurement and display. On August 6, 1996, the board of directors of the
                 Company adopted a plan to dispose of its U.S.
                 and Canadian apparel operations.  At
                 December 31, 2000, the liabilities of the discontinued operations consisted primarily of accrued expenses and other reserves. At
                 December 31, 1999, the assets and
                 liabilities of the discontinued operations consisted primarily of certain current assets, accrued expenses and other reserves.



  2.SUMMARY OF   THE COMPANY CONSIDERS ALL HIGHLY LIQUID
SIGNIFICANT      INVESTMENTS WITH A MATURITY OF THREE MONTHS
ACCOUNTING       OR LESS WHEN PURCHASED TO BE CASH EQUIVALENTS.
POLICIES:
                 INVENTORIES ARE PRICED AT THE LOWER OF COST
                 (FIRST-IN, FIRST-OUT BASIS) OR MARKET.

                 PROPERTY, PLANT AND EQUIPMENT IS RECORDED AT
                 COST.  DEPRECIATION AND AMORTIZATION OF
                 THE RESPECTIVE ASSETS ARE COMPUTED USING THE
                 STRAIGHT-LINE METHOD OVER THEIR ESTIMATED
                 USEFUL LIVES RANGING FROM 5 TO 40 YEARS.
                 LEASEHOLD IMPROVEMENTS ARE AMORTIZED USING
                 THE STRAIGHT-LINE METHOD OVER THE REMAINING TERM
                 OF THE LEASE OR THE TERM OF THE
                 IMPROVEMENT, WHICHEVER IS LESS.

                 EXCESS OF COST OVER THE FAIR VALUE OF NET ASSETS
                 ACQUIRED IS BEING AMORTIZED ON A STRAIGHT-
                 LINE BASIS OVER 15 YEARS.

                 THE COMPANY'S INVESTMENT IN AVAILABLE-FOR-SALE
                 SECURITIES IS STATED AT FAIR VALUE
                 WITH THE UNREALIZED GAINS AND LOSSES, NET OF
                 TAX, REPORTED IN OTHER COMPREHENSIVE
                 INCOME.  REALIZED GAINS AND LOSSES AND DECLINES
                 IN VALUE JUDGED TO BE OTHER-THAN-
                 TEMPORARY ON AVAILABLE-FOR-SALE SECURITIES ARE
                 INCLUDED IN INVESTMENT INCOME. THE
                 COST OF SECURITIES SOLD IS BASED ON THE
                 SPECIFIC-IDENTIFICATION METHOD.  INTEREST AND
                 DIVIDENDS ON SUCH SECURITIES ARE INCLUDED IN
                 INVESTMENT INCOME.

                 SUBSTANTIALLY ALL OF THE COMPANY'S REVENUE IS
                 RECOGNIZED FROM THE SALE OF TANGIBLE
                 PRODUCTS.  THE COMPANY RECORDS SALES UPON
                 DELIVERY OF THE UNITS UNDER ITS
                 MANUFACTURING CONTRACTS.

                 THE PREPARATION OF THE CONSOLIDATED FINANCIAL
                 STATEMENTS IN CONFORMITY WITH GENERALLY
                 ACCEPTED ACCOUNTING PRINCIPLES REQUIRES
                 MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS
                 THAT AFFECT THE CONSOLIDATED FINANCIAL
                 STATEMENTS AND ACCOMPANYING NOTES.  ACTUAL RESULTSCOULD DIFFER
FROM THOSE ESTIMATES.

                 FOR COMPARABILITY, CERTAIN 1999 AMOUNTS HAVE
                 BEEN RECLASSIFIED, WHERE APPROPRIATE,
                 TO CONFORM TO THE FINANCIAL STATEMENT
                 PRESENTATION USED IN 2000.



                 WHEN IMPAIRMENT INDICATORS ARE PRESENT, THE
                 COMPANY REVIEWS THE CARRYING VALUE OF ITS
                 LONG-LIVED ASSETS IN DETERMINING THE ULTIMATE
                 RECOVERABILITY OF THEIR UNAMORTIZED VALUES
                 USING FUTURE UNDISCOUNTED CASH FLOW ANALYSES.

                 THE COMPANY MEASURES EMPLOYEE STOCK-BASED
                 COMPENSATION COST USING APB OPINION
                 NO. 25 AS IS PERMITTED BY STATEMENT OF FINANCIAL
                 ACCOUNTING STANDARDS ("SFAS") NO. 123,
                 ACCOUNTING FOR STOCK-BASED COMPENSATION.

                 THE FAIR VALUE OF THE COMPANY'S LONG-TERM
                 OBLIGATIONS IS ESTIMATED BASED ON THE CURRENT
                 RATES OFFERED TO THE COMPANY FOR DEBT OF SIMILAR
                 TERMS AND MATURITIES.  USING THIS METHOD, THE
                 COMPANY'S FAIR VALUE OF LONG-TERM OBLIGATIONS
                 WAS NOT SIGNIFICANTLY DIFFERENT THAN THE STATED
                 VALUE AT DECEMBER 31, 2000 AND 1999.

                 AS OF JANUARY 1, 1998, SFAS NO. 130, REPORTING
                 COMPREHENSIVE INCOME,
                 ESTABLISHED NEW RULES FOR THE REPORTING AND
                 DISPLAY OF COMPREHENSIVE INCOME AND ITS
                 COMPONENTS; HOWEVER, THE ADOPTION OF THIS
                 STATEMENT HAD NO IMPACT ON THE COMPANY'S NET
                 INCOME OR STOCKHOLDERS' EQUITY.  SFAS 130
                 REQUIRES UNREALIZED GAINS OR LOSSES ON THE
                 COMPANY'S AVAILABLE-FOR-SALE SECURITIES, WHICH
                 PRIOR TO ADOPTION WAS REPORTED SEPARATELY IN
                 STOCKHOLDERS' EQUITY, TO BE INCLUDED IN OTHER
                 COMPREHENSIVE INCOME. THE RELATED TAX EFFECT ON
                 COMPREHENSIVE INCOME IS NOT MATERIAL FOR THE
                 PERIODS PRESENTED.


                 RESEARCH AND DEVELOPMENT COSTS ARE EXPENSED WHEN
                 INCURRED. THE COMPANY EXPENSED APPROXIMATELY
                 $700,000 AND $731,000 FOR RESEARCH AND
                 DEVELOPMENT DURING THE YEARS ENDED DECEMBER 31,
                 2000 AND 1999, RESPECTIVELY.  SUCH EXPENSES ARE
                 INCLUDED IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.




  3.REVERSE STOCKSPLIT:ON SEPTEMBER 1, 1999, THE BOARD OF DIRECTORS
                 AUTHORIZED A 1-FOR-3 REVERSE STOCK SPLIT
                 THEREBY DECREASING THE NUMBER OF ISSUED AND
                 OUTSTANDING SHARES OF THE COMPANY'S
                 STOCK.  THIS REVERSE SPLIT WAS APPROVED BY THE
                 STOCKHOLDERS ON OCTOBER 1, 1999 AND THE
                 EFFECTIVE DATE WAS OCTOBER 4, 1999.  ALL PER
                 SHARE DATA AND NUMBERS OF COMMON SHARES
                 HAVE BEEN RETROACTIVELY RESTATED TO REFLECT THIS
                 REVERSE STOCK SPLIT.



  4.INVENTORIES: Inventories consist of the following:

       December 31,20001999

                Raw materials                $3,231,000      $2,943,000
                Work-in-progress              2,857,000       2,422,000
                 Finished goods                 566,000         439,000
                                             $6,654,000      $5,804,000

1.PROPERTY,      Property, plant and equipment consists of:
PLANT AND
EQUIPMENT:
                 December 31,2000
                 1999

 Land
and building$2,688,000                                           $2,688,000
                Building and leasehold improvements293,000      293,000
                Machinery and equipment       1,113,000       1,113,000
                Furniture and fixtures          581,000         543,000
                                                          4,675,0004,637,000
                Accumulated depreciation and amortization 2,651,0002,509,000
                                             $2,024,000      $2,128,000


  6.DEBT: On August 4, 1998, the Company entered into an agreement with a bank that provided for a $950,000 term loan, a $2,550,000 mortgage and a $500,000
                 settlement loan, (collectively, the
                 "Agreement"). The Company received the proceeds under the term loan and mortgage during the year ended December 31, 1998 and used such proceeds to repay amounts outstanding under its previous credit agreements.
                 The Company received the proceeds under the settlement loan during the year ended
                 December 31, 1999 and used such proceeds to partially fund the class action securities litigation settlement of $1,000,000
                 (see Note 13).

                 In 1996, the Company entered into an agreement with the sellers of a discontinued apparel division that provided for a promissory note to such sellers for $850,000, noninterest-bearing, imputed interest at 6%, payable in 20 quarterly installments of $42,500 including interest, commencing March 31, 2002. In March 2000, the
                 Company reached an agreement with the sellers whereby the Company would commence making payments on the promissory note payable to such sellers in 2000 rather than in 2002 as scheduled, in consideration for a reduction in the promissory note from $850,000 to $660,000. Such reduction has been recorded as an extraordinary item in the accompanying statement of operations.

                 The Company's long-term debt obligations are as follows:

       December 31,                       2000           1999

                 Mortgage note collateralized by certain real estate of the Company, interest at prime (9.5% at December 31, 2000) plus 1.75%, payable in monthly installments of $14,167 with a final payment of $850,000 in September 2008 (see Note
                 16).$2,153,000$2,323,000


                                                            (continued)
                 December 31,                       2000           1999

                 Term loan collateralized by accounts receivable, inventories and machinery and equipment, interest at prime (9.5% at December 31, 2000) plus 1.75%, payable in 20 quarterly installments of $47,500 through June 2003 (see Note 16).$ 475,000$ 665,000

                 Promissory note payable to the sellers of a discontinued apparel division through December 2004.528,000 850,000

                 Note due to the estate of the former principal officer, noninterest-bearing, payable in monthly installments through 2001.161,000189,000

                 Capitalized lease obligation collateralized by certain computer software, interest at 10%, payable in monthly installments of $1,804 through 2001.21,00043,000

                 Settlement loan collateralized by accounts receivable, inventories and machinery and equipment, interest at prime (9.5% at December 31, 2000) plus 1.75%, payable in quarterly installments of $41,667 through December 2001 (see Note 16).167,000 334,000
                                               3,505,000         4,404,000

                Less current portion             841,000     738,000
                                              $2,664,000     $3,666,000

                 Payments due on the Company's long-term debt are as follows:

 Year
ending December 31,
                       2001                                 $   841,000
                       2002                                     492,000
                       2003                                     397,000
                       2004                                     302,000
                       2005                                     170,000
                    Thereafter                                1,303,000
                                                             $3,505,000


  7.COMMON STOCK In September 1998, the Company's board of
REPURCHASE       directors authorized a stock repurchase
PROGRAM:         program for the repurchase of up to 83,333
                 shares of its common stock in the open
                 market or in privately negotiated transactions.
                 During the year ended December 31,
                 1998, the Company repurchased approximately
                 41,600 shares for approximately
                 $214,000.  During the quarter ended March 31,
                 1999, the Company repurchased
                 approximately 10,733 shares for approximately
                 $48,000.  The Company has not
                 made any repurchases since the first quarter of 1999.



  8.STOCK-BASED  The Company has stock option plans which provide
COMPENSATION     for the granting of nonqualified
PLANS:           or incentive stock options to officers, key
                 employees and nonemployee directors.  The
                 plans authorize the granting to officers and key
                 employees options to acquire up to
                 700,000 common shares.  Additionally, the plans
                 authorize the granting to
                 nonemployee directors of the Company options to
                 acquire up to 50,000 common
                 shares.  Each plan grants options at the market
                 value of the Company's stock on the
                 date of such grant.  All options are exercisable
                 at times as determined by the board
                 of directors, not to exceed 10 years from the
                 date of grant.

                 Pro forma information regarding net income
                 (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123.
                 The fair value for these options was estimated at the date of grant using the Black-
                 Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999:
                 risk-free interest rates of 6.5% and
                 6.0%, respectively; no dividend yield;
                 volatility factors of the expected market price of the Company's common stock of 163% and 100.2%, respectively, and a weighted-average expected life of the options of 6.0 and
                 9.0 years, respectively.

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

                 December 31,                     2000             1999

                Net loss:
                  As reported               $(430,000)     $(1,375,000)
                  Pro forma                  (728,000)      (1,442,000)

                Basic and diluted EPS:
                  As reported             $        (.21)$
                (.68)
                   Pro forma              $        (.36)$
                 (.71)

                The following table summarizes activity in stock options:

      December 31,20001999

                                            Weighted-
                Weighted-
                                             average         average
                                            Exercise        Exercise
                                      Options Price  Options Price

                Outstanding at beginning
                 of year            394,000   $3.62375,000    $3.68

                Granted        160,000    $2.6528,000        $2.79

                Forfeited     (10,000)    $3.66(8,000)       $4.09

                Exercised            -          -   (1,000)   $3.24
13260:  Outstanding at end of year
 544,000
$
 .3    3394,000               $3.62

                Exercisable at end of year388,000         367,000

                Weighted-average fair
                 value of options granted
                 during the year              $1.86           $2.43

                 The weighted-average remaining contractual life of the options outstanding is approximately six years.

                 At December 31, 2000, 190,000 shares of common stock were reserved for future issuance of stock options.



  9.EMPLOYEE     A profit-sharing and incentive-savings plan
BENEFIT PLANS:   provides benefits to certain employees
                 who meet specified minimum service and age
                 requirements. The plan provides for
                 contributions by the Company equal to one-half
                 of employee contributions (but not
                 more than 2% of eligible compensation) and the
                 Company may make additional
                 contributions out of current or accumulated net
                 earnings at the sole discretion of the
                 Company's board of directors.

                 The Company contributed approximately $105,000 and $142,000 to the plan during the years ended December 31, 2000 and 1999, respectively.



10.INCOME TAXES: During the year ended December 31, 1999, the
                 Company adjusted the valuation
                 allowance against its deferred tax asset, resulting in a deferred tax asset of $750,000, of which $75,000 is classified as current.

                 For the year ended December 31, 2000, the Company recorded no net income tax provision. At December 31, 2000, the Company has an alternative minimum tax credit of approximately $564,000 with no limitation on the carryforward period and net operating loss carryforwards of approximately $28,785,000 which expires through 2020.

       The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:



                Tax (benefit) at U.S. statutory rates         (34.0)%
                (34.0)%

                (Decrease) increase in valuation allowance and
                 nonutilization of net operating and capital loss
                 carryforwards and carrybacks      34.0        82.6
                                              - 0 - %48.6 %

                Deferred tax assets are comprised of the following:

                December 31,                        2000           1999

                                                   Deferred tax assets:
                  Alternative minimum tax credit carryforward$      564,000$
   564,000

                Net operating loss and capital loss carryforwards
                 (including pre-acquisition net operating loss
                 carryforwards)                9,787,000      9,564,000

                Various temporary differences    676,000        884,000

                     Total deferred tax assets11,027,000     11,012,000

 Valuation allowances(10,277,000)                          (10,262,000)
                Net deferred tax assets   $      750,000 $      750,000


11.SIGNIFICANT   Sales to significant customers accounted for
CUSTOMERS AND    approximately 41% (25% and 16%) and 49% (22% and
CONCENTRATIONS   27%) of the Company's net sales for the years
OF CREDIT RISK:  ended December 31, 2000 and 1999, respectively.

                 Significant customers of the Company's
                 Electronics Segment accounted for
                 approximately 73% (28%, 27% and 18%) and 64%
                 (18% and 46%) of the
                 Electronics Segment's net sales for the years ended December 31, 2000 and 1999, respectively.

                 A significant customer of the Company's Power
                 Units Segment accounted for
                 approximately 24% and 28%, of the Power Units
                 Segment's net sales for the years
                 ended December 31, 2000 and 1999, respectively.


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




12.LEASING       Operating leases are for a sales office, certain
ARRANGEMENTS:    equipment and vehicles and are subject
                 to annual increases based on changes in the
                 Consumer Price Index and increases in
                 real estate taxes and certain operating expenses.

                 Future minimum lease payments as of December 31, 2000 under operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

      Year ending December 31,
                      2001                                    $  66,000
                      2002                                       31,000
                      2003                                        8,000
                Total future minimum lease payments$105,000

                 Rent expense for operating leases was approximately $16,000 and $14,000 for the years ended December 31, 2000 and 1999, respectively. Lease commitments attributed to the discontinued operations amounted to approximately $409,000.


13.COMMITMENTS   (a)The Company has employment agreements with
AND              its three executive officers
CONTINGENCIES:   which may be terminated by the Company with not
                 less than three years prior
                 notice and with two other principal officers,
                 for aggregate annual compensation
                 of $1,068,000.  In the event of a change in
                 control of the Company, the executive
                 officers have the right to elect a lump sum
                 payment representing future
                 compensation due them over the remaining years
                 of their agreements.  In
                 addition, the five officers are entitled to
                 bonuses based on a percentage of
                 earnings before taxes, as defined.  Total bonus
                 compensation expense was
                 approximately $10,000 and $0 for the years ended
                 December 31, 2000 and
                 1999, respectively.

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



14. BUSINESS     The Company operates through two business
SEGMENTS:        segments.  Its Electronics Segment,
                 through the Orbit Instrument Division, is
                 engaged in the design, manufacture and sale
                 of customized electronic components and
                 subsystems.  Its Power Units Segment,
                 through the Behlman Electronics, Inc.
                 subsidiary, is engaged in the design,
                 manufacture and sale of distortion free
                 commercial power units, power conversion
                 devices and electronic devices for measurement
                 and display.

                 The Company's reportable segments are business units that offer different products.
                 The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

      The following is the Company's business segment information as of and for the years ended December 31, 2000 and 1999:

                December 31,                       2000            1999

                Net sales:
                  Electronics              $  6,135,000    $  6,975,000

                                                           Power Units:
                  Domestic                    5,552,000       4,438,000
                  Foreign                     1,019,000         817,000
                  Intercompany sales           -               (10,000)
                Total Power Units             6,571,000       5,245,000
                                                       Total net sales
12,706,00012,220,000

                                            (continued)

               December 31,                       20001999


                              Income (loss) from continuing operations:
                  Electronics             $     216,000   $     615,000
                  Power Units                   (7,000)       (810,000)
                  General corporate expenses not allocated (402,000)(422,000)
                  Depreciation and amortization(161,000)      (156,000)
                  Amortization of goodwill     (96,000)        (96,000)
                  Interest expense            (336,000)       (334,000)
                  Investment and other income, net166,000       278,000
                                                         Income (loss) from
continuing operations
                   before income taxes (benefit)$   (620,000)$   (925,000)

                                                                Assets:
                  Electronics              $  7,031,000    $  6,156,000
                  Power Units                 3,888,000       3,303,000

                General corporate assets not allocated   3,576,0005,448,000

                Assets held for sale - discontinued operations-       41,000
                Total assets                $14,495,000     $14,948,000


15.LOSS PER      THE FOLLOWING TABLE SETS FORTH THE COMPUTATION
COMMON SHARE:    OF BASIC AND DILUTED LOSS PER
                 COMMON SHARE:

                 DECEMBER 31,20001999

       DENOMINATOR:
                   DENOMINATOR FOR BASIC INCOME (LOSS) PER
                   share - weighted-average common shares2,026,0002,026,000

                                         EFFECT OF DILUTIVE SECURITIES:
                  EMPLOYEE AND DIRECTOR STOCK OPTIONS(A)            (A)
                  Warrants                          (a)             (a)
                                                       DILUTIVE POTENTIAL
COMMON SHARES(A)                                                    (A)

                DENOMINATOR FOR DILUTED INCOME (LOSS)
                 PER SHARE - WEIGHTED-AVERAGE COMMON
                 shares and assumed conversions2,026,000      2,026,000

                 THE NUMERATOR FOR BASIC AND DILUTED LOSS PER SHARE FOR THE YEARS ENDED
                 DECEMBER 31, 2000 AND 1999 IS THE NET LOSS FOR BOTH SUCH YEARS.

                 (A) THERE IS NO EFFECT OF COMMON STOCK EQUIVALENTS AS SUCH EFFECT WOULD BE
                    ANTIDILUTIVE.

16.SUBSEQUENT    IN JANUARY 2001, THE COMPANY ENTERED INTO AN
EVENTS:          AGREEMENT WITH AN ASSET-BASED
                 LENDER THAT PROVIDED A $1,000,000 LOAN,
                 COLLATERALIZED BY THE COMPANY'S ACCOUNTS
                 RECEIVABLE AND INVENTORY, AT AN INTEREST RATE OF
                 PRIME PLUS 1.75%.  THE COMPANY USED THE PROCEEDS
                 TO PAY OFF ALL AMOUNTS OUTSTANDING UNDER ITS
                 EXISTING TERM LOANS AND A PORTION OF THE AMOUNT
                 OUTSTANDING UNDER ITS EXISTING MORTGAGE.
                 PURSUANT TO THE TERMS OF THE AGREEMENT, THE
                 COMPANY MUST COMPLY WITH, AMONG OTHER MATTERS,
                 CERTAIN FINANCIAL COVENANTS WHICH INCLUDE
                 MINIMUM LEVELS OF WORKING CAPITAL AND TANGIBLE
                 NET WORTH, AS DEFINED.  THE COMPANY WOULD HAVE
                 BEEN IN COMPLIANCE WITH THESE COVENANTS AT
                 DECEMBER 31, 2000.

      IN MARCH 2001, THE COMPANY ENTERED INTO A SALE-LEASEBACK OF
ITS OPERATING
                FACILITY WHEREBY IT RECEIVED PROCEEDS OF $3,000,000 AND ENTERED INTO AN OPERATING
                LEASE WITH AN INITIAL TERM EXPIRING IN 2013. THE LEASE MAY BE EXTENDED BY THE
                COMPANY AT ITS OPTION THROUGH FEBRUARY 2025. THE COMPANY USED THE PROCEEDS
                FROM THE SALE TO PAY OFF THE AMOUNT OUTSTANDING UNDER ITS EXISTING MORTGAGE WITH
                THE REMAINDER USED FOR WORKING CAPITAL. FUTURE MINIMUM LEASE PAYMENTS UNDER
                THE LEASE AGREEMENT ARE AS FOLLOWS:

                YEAR ENDING DECEMBER 31,
                       2001                                 $   288,000
                       2002                                     360,000
                 2003                                           360,000
                       2004                                     390,000
                       2005                                     396,000
                    THEREAFTER                                3,206,000
                5.                                           $5,000,000