Form 10QSB
period 2001-03-31
ORBIT INTERNATIONAL CORP
filed 2001-05-14
CIK 74818

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, DC  20549

                               FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934

For the quarterly period ended          March 31, 2001
                                    OR
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
                                   Yes ___   No ___

          APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

May 14, 2001                                                2,025,864

     Transitional Small Business Disclosure Format (check one): Yes___
No_X_














INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
Orbit International Corporation

We have reviewed the accompanying consolidated balance sheet of Orbit International Corporation and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 11, 2001
















                      PART I - FINANCIAL INFORMATION
                                 ITEM - I

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                             March 31,      December 31,
                                               2001            2000
                                            (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents...............  $ 1,418,000    $ 1,102,000
 Investments in marketable securities....        3,000          3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    2,010,000      2,137,000
 Inventories ............................    6,903,000      6,654,000
 Other current assets....................       98,000        104,000
 Deferred tax assets.....................       75,000         75,000

   Total current assets..................   10,507,000     10,075,000

Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................      238,000      2,024,000

Excess of cost over the fair value of
   assets acquired.......................      940,000        963,000

Other assets............................       722,000        758,000
Deferred tax assets.....................       275,000        675,000


 TOTAL ASSETS............................  $12,682,000    $14,495,000







                          See accompanying notes.




                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (continued)



                                               March 31,   December 31,
                                                 2001         2000
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

 Current portion of long-term obligations.. $   291,000    $  841,000
 Accounts payable..........................   1,347,000     1,486,000
 Accrued expenses..........................     733,000       858,000
 Notes payable.............................     959,000         -
 Deferred income...........................      85,000         -
  Customer advances.......................      608,000       670,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................     739,000       758,000

Total current liabilities........                  4,762,000      4,613,000

Deferred income...........................      918,000

Long-term obligations......................     369,000     2,664,000

   Total liabilities.......................   6,049,000     7,277,000

STOCKHOLDERS' EQUITY

Common stock - $.10 par value..............     304,000       304,000
Additional paid-in capital.................  24,165,000    24,165,000
Accumulated deficit........................  (7,986,000)   (7,401,000)
                                             16,483,000    17,068,000
Treasury stock, at cost....................  (9,850,000)   (9,850,000)
   Total stockholders' equity..............   6,663,000     7,218,000


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $12,682,000   $14,495,000





                          See accompanying notes.

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                         Three Months Ended
                                              March 31,

                                     2001                   2000



Net sales........                $ 3,180,000            $  2,753,000

Cost of sales....                  2,032,000               1,831,000

Gross profit.....                  1,148,000                 922,000

Selling, general and
 administrative
 expenses........                  1,308,000               1,242,000

Interest expense......                92,000                  83,000

Investment and
 other income, net....               (67,000)                (54,000)

Loss before
 income tax and
 extraordinary item......           (185,000)               (349,000)


Income tax .... .......              400,000                   -

Net loss before extraordinary
 item ........                      (585,000)               (349,000)


Extraordinary item                     -                     190,000

NET (LOSS)                         $(585,000)              $(159,000)

Net loss per common
share:

Loss before extraordinary item
     Basic........                  $(.29)                    $(.17)
     Diluted......                  $(.29)                    $(.17)

Extraordinary item
     Basic                           $ -                      $ .09
     Diluted                         $ -                      $ .09

Net (loss)
     Basic                          $(.29)                    $(.08)
     Diluted                        $(.29)                    $(.08)


                        See accompanying notes.

                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                    Three Months Ended
                                                         March 31,

                                                  2001           2000

Cash flows from operating activities:
 Net (loss) ................................   $(585,000)
$(159,000)
  Adjustments to reconcile net income
  to net cash (used in)
  operating activities:
   Depreciation and amortization.............     64,000
40,000
   Amortization of goodwill..................     24,000
24,000
   Forgiveness of debt.......................
(190,000)
   Deferred income...........................    (21,000)
   Deferred tax asset........................    400,000
Changes in operating assets and liabilities:
   Accounts receivable.......................    127,000
(384,000)
   Inventories...............................   (249,000)
(187,000)
   Other current assets......................      6,000
15,000
   Other assets..............................      1,000            -
   Accounts payable..........................   (139,000)
127,000
   Accrued expenses............................ (125,000)
(5,000)
   Customer advances...........................  (62,000)
   Assets held for sale, net...................     -
28,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations.................................  (19,000)
(72,000)

Net cash (used in)
   operating activities......................   (578,000)
(763,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment..     (3,000)
(31,000)
 Proceeds from sales of property, plant
   and equipment........ ..................... 2,783,000
-

Net cash (used in) provided by
   investing activities......................  2,780,000
(31,000)




(continued)







               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                                (continued)




                                                   Three Months Ended
                                                        March 31,
                                                    2001         2000

Cash flows from financing activities:

 Repayments of debt..........................  (2,845,000)    (156,000)
 Proceeds from debt..........................   1,000,000         -
 Net repayments of note payable .............     (41,000)        -

Net cash (used in) financing
  activities.................................  (1,886,000)    (156,000)


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................     316,000     (950,000)


Cash and cash equivalents - January 1........   1,102,000    2,975,000


CASH AND CASH EQUIVALENTS

  (1)  Cash paid for:

       Interest..............................  $92,000       $ 83,000





                        See accompanying notes.








               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
                              (continued)


(NOTE 1)
     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2001.

     These condensed consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 2000 condensed in the Company's Form 10-KSB.

(NOTE 2) -leaseback Transaction:

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

(NOTE 3)

     In January 2001, the Company entered into an agreement with an asset-based lender that provided a $1,000,000 loan, collateralized by the Company's accounts receivable, inventory and machinery and equipment, at an interest rate of prime plus 1.75%. The Company used the proceeds to pay off all amounts outstanding under its existing term loans, a portion of the amount outstanding under its existing mortgage and the remainder will be used for working capital. Pursuant to the terms of the agreement, the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital and tangible net worth, as defined.







(continued)

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)

(NOTE 4) - Income Per Share:

     For the three month periods ended March 31, 2001 and March 31, 2000, the denominator for both basic and diluted loss per common share is the weighted-average common shares. Due to a loss recorded for those periods, there is no effect of common share equivalents as such effect would be anti-dilutive.

     The numerator for basic and diluted loss per share for the three month periods ended March 31, 2001 and March 31, 2000 is the net loss for each period.

(NOTE 5) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 6) - Inventories:

     Inventories are comprised of the following:

                                   March 31,      December 31,
                                     2001            2000

Raw Materials..............      $ 3,302,000      $ 3,231,000
Work-in-process............        2,912,000        2,857,000
Finished goods.............          689,000          566,000
                TOTAL            $ 6,903,000      $ 6,654,000


(NOTE 7)  -  Business Segments:

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




(continued)
                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)




     The following is business segment information for the three month periods ended March 31, 2001 and March 31, 2000.

                                     Three Months Ended
                                             March 31,
                                            2001                 2000

Net sales:
 Electronics.......         $  1,848,000          $  1,247,000
 Power Units.......
  Domestic........             1,057,000             1,198,000
  Foreign.........               275,000               308,000
 Total Power Units....         1,332,000             1,506,000

Total                        $ 3,180,000           $ 2,753,000


Income (loss) from
                                operations:
  Electronics....... $            86,000           $  (134,000)
        Power Units.......             (89,000)              (51,000)
                             General corporate
                                expenses not
            allocated.........            (157,000)    (135,000)
          Interest expense.....            (92,000)     (83,000)
Investment and other
             income.............             67,000      54,000

                               (Loss) before
         income taxes........        $  (185,000)     $(349,000)












                                (continued)



Item 2.          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                            PLAN OF OPERATIONS

Material Changes in Results of Operations

         Three month period ended March 31, 2001 v. March 31, 2000

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Units Segment").

Consolidated net sales for the three month period ended March 31, 2001 increased to $3,180,000 from
$2,753,000, or 15.5%, for the three month period ended March 31, 2000 principally due to higher sales recorded from its Electronics Segment that was partially offset by lower sales recorded by its Power Units Segment.

Gross profit, as a percentage of sales, for the three months ended March 31,
                       2001 increased to 36.1% from
33.5% for the three month period ended March 31, 2000 due to a higher gross profit realized by the Electronics
Segment principally due to an increase in this Segment's sales.  The gross profit from the Company's Power
      Units Segment did not materially change from the prior period.

Selling, general and administrative expenses for the three month period ended
                        March 31, 2001 increased to
$1,308,000 from $1,242,000, or 5.3%, for the three month period ended March
                      31, 2000 principally due to the
write-off of $103,000 of bank financing costs resulting from the pay off of the outstanding balance under its
credit facility.  Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2001 decreased to 41.1% from 45.1% for the three month period ended March 31, 2000
       principally due to increased sales during the current period.

Interest expense for the three month period ended March 31, 2001 was $92,000 and did not materially change
from the $83,000 recorded for the three month period ended March 31, 2000.

Investment and other income for the three month period ended March 31, 2001 increased to $67,000 from
$54,000 for the three month period ended March 31, 2000 principally due to the amortization of deferred income
realized on the sale-leaseback of the Company's operating facility that was completed during the period.

The net loss before income tax and extraordinary item for the three month period ended March 31, 2001
decreased to $185,000 from the $349,000 loss recorded for the three month period ended March 31, 2000.  This
reduced loss was principally due to the increase in sales from the Company's
                           Electronics Segment.

During the period, the Company completed the sale-leaseback of its operating facility.  For tax purposes, the
Company will be able to offset the capital gain realized on the sale of the facility with its net operating loss
carryforward.  As a result of the transaction and pursuant to Statement of
                       Financial Statements No. 109
"Accounting for Income Taxes", the Company adjusted its valuation allowance against its deferred tax asset
thereby taking a charge of $400,000 to income for the three months ended March
                                 31, 2001.

The net loss before extraordinary item for the three month period ended March
                           31, 2001 was $585,000
compared to a loss of $349,000 for the three month period ended March 31, 2000.

In March 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby
the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather
than in 2002 as scheduled.  The agreement resulted in an extraordinary gain of
                       $190,000 net of income taxes.

As a result of the foregoing, the net loss for the three month period ended
                        March 31, 2001 was $585,000
compared to a loss of $159,000 for the three month period ended March 31, 2000.

                  Material Change in Financial Condition

Working capital increased to $5,745,000 at March 31, 2001 compared to
                     $5,462,000 at December 31, 2000.
The ratio of current assets to current liabilities  remained at 2.2 to 1 at
                     March 31, 2001 from  December 31,
                                   2000.

Net cash used in operations for the three month period ended March 31, 2001 was $578,000, primarily
attributable to the net loss for the period, an increase in inventories and a reduction in accounts payable and
accrued expenses that was partially offset by the non-cash flow effect of the reduction in the deferred tax asset
                  and a decrease in accounts receivable.

Cash flows provided by investing activities for the three month period ended
                      March 31, 2001 was $2,780,000,
primarily attributable to the proceeds from the sale of property, plant and equipment.

Cash flows used in financing activities for the three month period ended March
                         31, 2001 was $1,886,000,
primarily attributable to repayments of long-term debt that was partially offset by the proceeds from debt.

All operations of the discontinued apparel companies have been terminated.
                    All losses and obligations of these
apparel operations have been provided for, and accordingly, the Company does not anticipate using any
significant portion of its resources towards these discontinued apparel operations.

 In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company.
The agreement shall continue until
January 31, 2003 and from year to year thereafter unless sooner terminated. Loans will bear interest at the prime rate of the Chase Manhattan Bank plus 1.75% per annum. In March, 2001, the Company completed a sale-leaseback of its New York operating facility whereby it received proceeds of $3,000,000 and entered into a net operating lease with an initial term expiring in 2013. The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility (approximately $2,756,000 at an interest rate of 1.75 above the prime rate of interest) and the remainder of the proceeds will be used for working capital.

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

The Company is heavily dependent upon military spending, particularly the
                    Department of the Navy, as a source
of revenues and income.  The U.S. Navy fleet has been significantly reduced in the past several years thereby
impacting the procurement of equipment.  Any further reductions in the level of military spending by the United
States Government and/or further reductions to the U.S. Navy fleet could have a negative impact on the
Company's future revenues and earnings.  In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.  Behlman's line of
commercial products gives the Company some diversity and the Orbit Instrument
                         Division is beginning to
introduce certain of its products into commercial and foreign markets as well as to other Departments of
                                 Defense.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                                   None

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
                                   None

ITEM 5. OTHER INFORMATION
                                   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                               (a) Exhibits
                                   None

                            (b) Reports on 8-K
  No reports were filed for the three month period ended March 31, 2001.



























                                SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ORBIT INTERNATIONAL CORP.
                                Registrant





Dated:  May 14, 2001          /s/ Dennis Sunshine
                                   Dennis Sunshine, President, Chief
                                        Executive officer and Director



Dated:  May 14, 2001          /s/ Mitchell Binder
                                   Mitchell Binder, Vice President-
                                   Finance, Chief Financial Officer
                                   and Director