Form 10QSB
period 2001-06-30
ORBIT INTERNATIONAL CORP
filed 2001-08-13
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM  10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934
For the quarterly period ended 		June 30, 2001
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from 			 to
Commission file number 			0-3936

Orbit International Corp.
(Exact name of small business issuer as specified in its charter)
Delaware					   ID #	11-1826363
(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)	  Number)
80 Cabot Court, Hauppauge, New York			11788
(Address of principal executive offices			    (Zip Code)
(631) 435-8300
(Issuer=s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ___   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

August 9, 2001			      						2,109,196
Transitional Small Business Disclosure Format (check one): Yes___
No_X_












INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
Orbit International Corporation

We have reviewed the accompanying consolidated balance sheet of Orbit International
Corporation and subsidiaries
as of June 30, 2001, and the related consolidated statements of operations for the six-month and three-month periods
ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June
30, 2001 and 2000. These financial statements are the consolidated statements of responsibility of the Company's management.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 31, 2001











PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



     June 30,       December 31,
       2001 	        2000
    (unaudited)

ASSETS

Current assets:

 Cash and cash equivalents...............  $ 1,307,000    $ 1,102,000
 Investments in marketable securities....        3,000          3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    1,752,000		2,137,000
 Inventories ............................    7,101,000		6,654,000
 Other current assets....................      108,000        104,000
 Deferred tax assets.....................	   75,000		   75,000

   Total current assets..................   10,346,000     10,075,000

Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................      221,000      2,024,000

Excess of cost over the fair value of
   assets acquired.......................      916,000     	  963,000

Other assets............................	  854,000        758,000
Deferred tax assets.....................	  275,000		  675,000


 TOTAL ASSETS............................  $12,612,000    $14,495,000







See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)



       June 30,    December 31,
         2001		  2000
     (unaudited)

LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:



 Current portion of long-term obligations.. $   273,000    $  841,000
 Accounts payable..........................   1,265,000     1,486,000
 Accrued expenses..........................     728,000       858,000
 Notes payable.............................     927,000         -
 Deferred income...........................      85,000         -
  Customer advances.......................	   608,000       670,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................     739,000       758,000

Total current liabilities........     			 4,625,000      4,613,000

Deferred income...........................      897,000

Long-term obligations......................     335,000     2,664,000

   Total liabilities.......................   5,857,000     7,277,000

STOCKHOLDERS= EQUITY

Common stock - $.10 par value..............     304,000       304,000
Additional paid-in capital.................  24,165,000    24,165,000
Accumulated deficit........................  (7,864,000)   (7,401,000)
16,605,000    17,068,000
Treasury stock, at cost....................	(9,850,000)   (9,850,000)
   Total stockholders= equity..............   6,755,000     7,218,000


TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY  $12,612,000   $14,495,000






See accompanying notes.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


Six Months Ended	    Three Months Ended
                              June 30,           	     June 30,
                          2001        2000 	      2001	   2000


Net sales...........  $ 6,783,000 $ 5,941,000  $ 3,603,000 $ 3,188,000

Cost of sales.......    4,258,000   3,801,000    2,226,000   1,970,000

Gross profit........    2,525,000   2,140,000    1,377,000   1,218,000

Selling, general and


 administrative
 expenses...........    2,597,000   2,486,000    1,289,000   1,244,000
Interest expense....      112,000     170,000       20,000      87,000
Investment and
 other income, net..    ( 121,000) (  108,000)    ( 54,000)   ( 54,000)
Income (loss) before
 income tax YYYYY       (  63,000) (  408,000)     122,000    ( 59,000)

Income tax                400,000       -             -           -   -

Net income (loss) before
  extraordinary item    ( 463,000)  ( 408,000)     122,000    ( 59,000)

Extraordinary item..         -        190,000         -           -   -

NET INCOME (LOSS)...  $ ( 463,000)  $(218,000)   $ 122,000   $( 59,000)

Net income (loss) per
common share:
Income (loss) before
  extraordinary item
     Basic.............$ (.23)    $  (.20)      $    .06      $  (.03)
     Diluted...........$ (.23)    $  (.20)      $    .06      $  (.03)

Extraordinary item
     Basic.............$   -      $   .09       $     -       $    -
     Diluted...........$   -      $   .09       $     -       $    -

Net income (loss)
     Basic.............$ (.23)    $  (.11)      $    .06      $  (.03)
     Diluted...........$ (.23)    $  (.11)      $    .06      $  (.03)

See accompanying notes.


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

    	                           Six Months Ended
                            		          	      June 30,
    				            2001        2000

Cash flows from operating activities:
 Net income (loss)...........................  $ (463,000) 	$ (218,000)
  Adjustments to reconcile net income
  to net cash (used in)
  operating activities:
   Depreciation and amortization.............      81,000       77,000
   Amortization of goodwill..................      48,000       48,000
   Forgiveness of debt.......................    			  (190,000)
   Deferred income...........................    	(42,000)		-
   Deferred tax asset........................     400,000		-


Changes in operating assets and liabilities:
 Accounts receivable.........................     385,000     (955,000)
 Inventories.................................    (447,000)    (421,000)
 Other current assets........................      (4,000)      28,000
 Other assets................................    (131,000)    (184,000)
 Accounts payable............................    (221,000)     238,000
 Accrued expenses............................    (130,000)      67,000
 Customer advances...........................     (62,000)      	 -
 Assets held for sale,net....................                   41,000
 Accounts payable, accrued expenses and
  and reserves applicable to
  discontinued operations....................     (19,000)     (74,000)

Net cash (used in)
   operating activities......................    (605,000)  (1,543,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment..      (3,000)     (32,000)
 Proceeds from sales of property, plant
   and equipment........ .....................  2,783,000            -


Net cash provided by (used in)
   investing activities......................   2,780,000      (32,000)



(continued)





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)


                     Six Months Ended
                                            June 30,
                     2001         2000

Cash flows from financing activities:
 Repayments of debt..........................  (2,897,000)    (338,000)
 Proceeds from debt..........................   1,000,000          -
 Net repayments of note payable .............     (73,000)        -
Net cash provided by (used in) financing
 activities..................................  (1,970,000)    (338,000)


NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.................................     205,000   (1,913,000)




Cash and cash equivalents - January 1........   1,102,000    2,975,000


CASH AND CASH EQUIVALENTS - June 30..........  $1,307,000  $ 1,062,000




Supplemental cash flow  information:

       Cash paid for:

       Interest.............................. $112,000     $   170,000









See accompanying notes.







ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)


(NOTE 1) B Basis of Presentation:

The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed financial statements do not purport to contain complete disclosures required for annual financial statements in conformity with generally accepted accounting principles.

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2001.

These condensed consolidated statements should be read in conjunction with the Company=s financial statements for the fiscal year ended December 31, 2000 contained in the Company=s Form 10-KSB.



(NOTE 2) B Sale-leaseback Transaction:

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

(NOTE 3) B Financing Arrangement:

In January 2001, the Company entered into an agreement with an asset-based lender that provided a $1,000,000 loan, collateralized by the Company=s accounts receivable, inventory and machinery and equipment, at an interest rate of prime plus 1.75%. The Company used the proceeds to pay off all amounts outstanding under its existing term loans, a portion of the amount outstanding under its existing mortgage and the remainder will be used for working capital. Pursuant to the terms of the agreement, the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital and tangible net worth, as defined.



(continued)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) - Income Per Share:

The following table sets forth the computation of basic and diluted income
(loss) per common share:
       			Six Months Ended	  Three
Months Ended
                   	       		    June 30,	           June
30,
       					 2001      2000        2001
2000
Denominator:
 Denominator for basic
  income (loss) per share -
  weighted-average common
  shares					   2,026,000  2,026,000  2,026,000
2,026,000
Effect of dilutive securities:
 Employee and directors
  stock options				  0	        0	        14,000
 0
 Warrants					       0   	   0           0
 0



Denominator for diluted
 income (loss) per share -
 weighted-average common
 shares and assumed
 conversion    			   2,026,000  2,026,000  2,040,000
2,026,000

Due to a loss recorded for the six month periods ended June 30, 2001 and 2000, and the three month period ended June 30, 2000, the denominator for both basic and diluted loss per common share is the weighted-average common shares. There is no effect of common share equivalents as such effect would be antidilutive.

The numerator for basic and diluted income (loss) per share for the six and three months ended June 30, 2001 and June 30, 2000 is the net income
(loss) for each period.


(NOTE 5) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.




(continued)




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
                                (continued)

(NOTE 6) - Inventories:

     Inventories are comprised of the following:

                                   June 30,      December 31,
                                     2001            2000

Raw Materials..............      $ 3,434,000      $ 3,231,000
Work-in-process............        3,084,000        2,857,000
Finished goods.............          583,000          566,000
                TOTAL		   $ 7,101,000      $ 6,654,000


(NOTE 7)  -  Business Segments:



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

The Company=s reportable segments are business units that offer different products. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company=s business segment information for the six and three month periods ended June 30, 2001 and 2000.

                  Six Months Ended	          Three Months
Ended
       June 30,                    June 30,
  					   2001	     2000            2001
2000
Net sales:
   Electronics........ $ 3,737,000 $ 2,865,000	$ 1,889,000
$1,618,000
   Power Units........

Domestic.........   2,686,000   2,641,000      1,629,000  1,443,000
Foreign..........     360,000     435,000         85,000    127,000

   Total Power Units...  3,046,000   3,076,000      1,714,000  1,570,000
Total	   $ 6,783,000 $ 5,941,000    $ 3,603,000
$3,188,000




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
                                (continued)


Income (loss) from
operations:
   Electronics......... $  294,000  $    58,000  $   208,000 $
192,000
   Power Units.........    (55,000)    (148,000)      34,000
(96,000)
General corporate
  expenses not
  allocated    ........   (311,000)    (256,000)    (154,000)
(122,000)
Interest expense.......	 (112,000)    (170,000)     (20,000)
(87,000)
Investment and other
  income...............    121,000 	108,000       54,000
54,000


Income (loss) before
income taxes and
extraordinary item     $   (63,000)  $ (408,000)   $ 122,000
$(59,000)


(NOTE 8)  -  Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued
Statement of
Financial Accounting Standards No. 141, "Business Combinations"
(SFAS No.
141) and Statement of Financial Accounting Standards No. 142,
"Goodwill and
Other Intangible Assets" (SFAS No. 142).

SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB
Opinion No. 16, "Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, "Accounting for
Preacquisition
Contingencies of Purchased Enterprises".

SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, beginning on
January 1, 2002.  SFAS No. 142 supercedes APB Opinion No. 17,
"Intangible
Assets".

Pursuant to the effective date and transition stated in SFAS 142, the Company plans to apply this pronouncement for its fiscal year beginning January 1, 2002.

(continued)




Item 2.
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT=S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS



Material Changes in Results of Operations

Three month period ended June 30, 2001 v. June 30, 2000

The Company currently operates in two industry segments.  Its
Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the AElectronics Segment@). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the APower Units Segment@).

Consolidated net sales for the three month period ended June 30, 2001 increased to $3,603,000 from $3,188,000, or 13.0%, for the three month period ended June 30, 2000 principally due to higher sales recorded from both its Electronics Segment and Power Units Segments.

Gross profit, as a percentage of sales, for the three months ended
June 30, 2001 was 38.2% which was equal to the percentage recorded for the three months ended June 30, 2000. This result was due to an increase in gross profit realized by the Power Unit Segment that was offset by a lower gross profit realized by the Electronics Segment .

Selling, general and administrative expenses for the three month period ended June 30, 2001 increased to $1,289,000 from $1,244,000, or 3.6%, for the three month period ended June 30, 2000 principally due to higher selling costs incurred by both the Electronics and Power Unit
Segment.    Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2001 decreased to 35.8% from 39.0% for the three month period ended June 30, 2000 principally due to increased sales during the current period.

Interest expense for the three month period ended June 30, 2001 decreased to $20,000 from $87,000 for the three month period ended June 30, 2000 principally due to the pay off of the outstanding balance under the Company=s credit facility in the first quarter of 2001 and to lower interest rates.

Investment and other income for both the three month period ended June
30, 2001 and June 30, 2000 was $54,000 principally due to the amortization of deferred income realized on the sale-leaseback of the Company=s operating facility completed in the first quarter of 2001 that was offset by a decrease in funds available for investment during the current period.

As a result of the foregoing, net income for the three month period ended June 30, 2001 was $122,000 compared to a net loss of $59,000 for the three month period ended June 30, 2000.



Six month period ended June 30, 2001 v. June 30, 2000

Consolidated net sales for the six month period ended June 30, 2001 increased to $6,783,000 from $5,941,000, or 14.2%, for the six month period ended June 30, 2000 principally due to higher sales recorded from its Electronics Segment that was partially offset by slightly lower sales recorded by its Power Units Segment during the six month period ended June 30, 2001.



Gross profit, as a percentage of sales, for the six months ended June
30, 2001 increased to 37.2% from 36.0% for the six month period ended June 30, 2000 due to a higher gross profit realized by both its Electronics and Power Units Segment. The increase in gross profit realized by its Electronics Segment was principally due to an increase in such segment=s sales while the increase in the gross profit realized by the Power Unit Segment was principally due to product mix.

Selling, general and administrative expenses for the six month period ended June 30, 2001 increased to $2,597,000 from $2,486,000, or 4.5%, for the six month period ended June 30, 2000 principally due to the write-off of $103,000 of bank financing costs resulting from the pay off of the outstanding balance under the Company=s credit facility in the first quarter of 2001. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2001 decreased to 38.3% from 41.8% for the six month period ended June 30, 2000 principally due to increased sales during the current period.

Interest expense for the six month period ended June 30, 2001 decreased to $112,000 from $170,000 for the six month period ended June 30, 2000 principally due to the pay off of the outstanding balance under our credit facility in the first quarter of 2001 and to lower interest rates.

Investment and other income for the six month period ended June 30, 2001 increased to $121,000 from $108,000 for the six month period ended
June 30, 2000 principally due to the amortization of deferred income realized on the sale-leaseback of the Company=s operating facility completed in the first quarter of 2001 that was offset by a decrease in funds available for investment during the current period.

The net loss before income tax and extraordinary item for the six month period ended June 30, 2001 decreased to $63,000 from the $408,000 loss recorded for the six month period ended June 30, 2000. This reduced loss was principally due to an increase in sales from the Company=s Electronics Segment and an increase in gross profit realized by the Power Unit Segment due to product mix.

During the first quarter of 2001, the Company completed the sale-leaseback of its operating facility. For tax purposes, the Company will be able to offset the capital gain realized on the sale of the facility with its net operating loss carryforward. As a result of the transaction and pursuant to Statement of Financial Statements No. 109 AAccounting for Income Taxes@, the Company adjusted its valuation allowance against its deferred tax asset thereby taking a charge of $400,000 to income for the six months ended June 30, 2001.

The net loss before extraordinary item for the six month period ended
June 30, 2001 was $463,000 compared to a loss of $408,000 recorded for the six month period ended June 30, 2000.

In March 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather than in 2002 as scheduled. The agreement resulted in an extraordinary gain of $190,000 net of income taxes.



As a result of the foregoing, the net loss for the six month period ended June 30, 2001 was $463,000 compared to a net loss of $218,000 for the six month period ended June 30, 2000.

Material Change in Financial Condition

Working capital increased to $5,721,000 at June 30, 2001 compared to $5,462,000 at December 31, 2000. The ratio of current assets to current liabilities remained at 2.2 to 1 at June 30, 2001 from December 31, 2000.

Net cash used in operations for the six month period ended June 30, 2001 was $605,000, primarily attributable to the net loss for the period, the increase in inventory and other assets and the decrease in accounts payable and accrued expenses that was partially offset by the non-cash flow effect of the reduction in the deferred tax asset and a decrease in accounts receivable.

 Cash flows provided by investing activities for the six month period ended June 30, 2001 was $2,780,000, primarily attributable to the proceeds from the sale of property, plant and equipment.

Cash flows used in financing activities for the six month period ended
June 30, 2001 was $1,970,000, primarily attributable to repayments of long-term debt that was partially offset by the proceeds from debt.

All operations of the discontinued apparel companies have been
terminated.   All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. The agreement shall continue until January 31, 2003 and from year to year thereafter unless sooner terminated. Loans will bear interest at the prime rate of the Chase Manhattan Bank plus 1.75% per annum. In March, 2001, the Company completed a sale-leaseback of its New York operating facility whereby it received proceeds of $3,000,000 and entered into a net operating lease with an initial term expiring in 2013. The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility (approximately $2,756,000 at an interest rate of 1.75% above the prime rate of interest) and the remainder of the proceeds will be used for working capital.

The Company=s existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company=s cash requirements for the foreseeable future.



Inflation has not materially impacted the operations of the Company.



Certain Material Trends

The Company continues to face a very difficult business environment with continuing pressure on the Company=s prices for its sole source sales.
 The Company continues to pursue many business opportunities, including programs in which it has long participated but, due to industry-wide funding and pricing pressures, the Company has encountered delays in the awards of these contracts. These contract delays adversely affected revenue levels for 1999 and 2000. However, the Company realized an increase in bookings in 2000 and currently in 2001 and consequently, has experienced some improvement to revenue levels in 2001.

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

The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income. The U.S. Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of equipment. Any further reductions in the level of military spending by the United States Government and/or further reductions to the U.S. fleet could have a negative impact on the Company=s future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman=s line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets as well as to other Departments of Defense.


Forward Looking Statements



Statements in this Item 2 AManagement=s Discussion and Analysis of
Financial Condition and Results of Operations@ and elsewhere in this document are certain statements which are not historical or current fact and constitute Aforward-looking statements@ within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms Amay@, Awill@, Apotential@, Aopportunity@, Abelieves@, Abelief@, Aexpects@, Aintends@, Aestimates@, Aanticipates@ or Aplans@ to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company=s reports and registration statements filed with the Securities and Exchange Commission.






PART II- OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submissions of Matters to Vote of Security Holders

An Annual Meeting of Stockholders of the Company was held on June 29,
2001. The holders of 2,025,864 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 1,929,654 shares of Common Stock, or approximately 95% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified:  Dennis
Sunshine by 1,906,465 votes for and 23,189 against, Bruce Reissman by 1,906,465 votes for and 23,189 against, Mitchell Binder by 1,906,465 votes for and 23,189 against, John Molloy by 1,906,465 votes for and
23,189 against, Bernard Karcinell by 1,906,465 votes for and 23,189 against, Denis Feldman by 1,906,465 votes for and 23,189 against and
Mark Manno by 1,906,465 votes for and 23,189 against.
10	The stockholders voted 1,917,400 for and 7,989 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2001 (4,265 votes abstained).

Item 5. Other Information
None

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits
None

(b) Reports on 8-K
None











SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT INTERNATIONAL CORP.
Registrant





Dated:   	August 13, 2001		/s/ Dennis Sunshine
Dennis Sunshine, President, Chief
  						     	Executive officer and
Director



Dated:   	August 13, 2001		/s/ Mitchell Binder
Mitchell Binder, Vice President-
Finance, Chief Financial Officer
and Director