Form 10QSB
period 2001-09-30
ORBIT INTERNATIONAL CORP
filed 2001-11-14
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934
For the quarterly period ended 		September 30, 2001

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from 			 to

Commission file number 			0-3936


Orbit International Corp.

(Exact name of small business issuer as specified in its charter)
Delaware					   ID #	11-1826363

(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)	  Number)
80 Cabot Court, Hauppauge, New York			11788
(Address of principal executive offices			    (Zip Code)
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

November 14, 2001
	2,109,196
Transitional Small Business Disclosure Format (check one):
Yes___ No_X_













ACCOUNTANT'S REVIEW REPORT



To the Board of Directors
Orbit International Corp.


We have reviewed the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of September 30, 2001, and the related consolidated statement of operations for the nine-month and three-month periods ended September 30, 2001 and 2000, and the consolidated statement of cash flows for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the company's management.

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




GOLDSTEIN GOLUB KESSLER LLP

New York, New York

November 2, 2001
















PART I - FINANCIAL INFORMATION
ITEM - I

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS




  September 30,     December 31,
       2001 	     2000
    (unaudited)

ASSETS

Current assets:

 Cash and cash equivalents............... 	 $   747,000       $ 1,102,000
 Investments in marketable securities....     		 3,000             3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    	   2,450,000     	   2,137,000
 Inventories ............................    	   7,341,000	   6,654,000
 Other current assets....................            108,000           104,000
 Deferred tax assets.....................		      75,000            75,000

   Total current assets..................   	  10,724,000        10,075,000

Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................     	     216,000         2,024,000

Excess of cost over the fair value of
   assets acquired.......................      	     892,000     	     963,000

Other assets............................		     774,000           758,000
Deferred tax assets.....................		     275,000	     675,000


 TOTAL ASSETS............................ 	 $12,881,000       $14,495,000







See accompanying notes.












ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)



         September 30,      December 31,
         2001		  2000
     (unaudited)



LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:

 Current portion of long-term obligations.. 		$   256,000      $  841,000
 Accounts payable..........................  		  1,519,000       1,486,000
 Accrued expenses..........................    		    690,000         858,000
 Notes payable.............................   		    911,000           -
 Deferred income...........................    		     85,000           -
 Customer advances.....................Y...		    709,000         670,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................    		    722,000         758,000

Total current liabilities........         		  4,892,000       4,613,000

Deferred income...........................    		    875,000

Long-term obligations......................   		    300,000       2,664,000

   Total liabilities.......................  		  6,067,000       7,277,000

STOCKHOLDERS= EQUITY

Common stock - $.10 par value..............  		    312,000         304,000
Additional paid-in capital................. 		 24,165,000      24,165,000
Accumulated deficit.......................             (7,813,000)
 (7,401,000)

 16,664,000      17,068,000
Treasury stock, at cost....................	       (9,850,000)     (9,850,000)
  Total stockholders= equity.............. 		        6,814,000
7,218,000


TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY  		$12,881,000     $14,495,000






See accompanying notes.








                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                         Nine Months Ended       Three Months Ended
                           September 30,             September 30,
                          2001        2000         2001        2000
Net sales...........  $10,534,000 $ 8,933,000  $ 3,751,000 $ 2,992,000

Cost of sales.......    6,692,000   5,653,000    2,434,000   1,852,000



Gross profit........    3,842,000   3,280,000    1,317,000   1,140,000

Selling, general and
 administrative
 expenses...........    3,889,000   3,615,000    1,292,000   1,129,000
Interest expense....      128,000     252,000       16,000      82,000
Investment and
 other income, net..    ( 163,000) (  135,000)    ( 42,000)   ( 27,000)
Income (loss) before
 income tax 	      (  12,000) (  452,000)      51,000    ( 44,000)

Income tax 			  400,000        0             0           0

Net income (loss) before
  extraordinary item    ( 412,000) (  452,000)      51,000    ( 44,000)

Extraordinary item..         0        190,000         0           0

NET INCOME (LOSS)...  $ ( 412,000) $( 262,000)   $  51,000   $( 44,000)

Net income (loss) per
common share:
Income (loss) before
  extraordinary item
     Basic.............$ (.20)    $   (.22)      $    .02      $ (.02)
     Diluted...........$ (.20)    $   (.22)      $    .02      $ (.02)

Extraordinary item
     Basic.............$   -      $    .09       $     -       $    -
     Diluted...........$   -      $    .09       $     -       $    -

Net income (loss)
     Basic.............$ (.20)    $   (.13)      $    .02      $ (.02)
     Diluted...........$ (.20)    $   (.13)      $    .02      $ (.02)

                          See accompanying notes.









                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                    2001         2000

Cash flows from operating activities:
 Net income (loss) .........................  $ (412,000)     $ (262,000)
  Adjustments to reconcile net income
  to net cash (used in) operating activities:
   Depreciation and amortization...............  107,000         118,000
   Amortization of goodwill....................   71,000          72,000
   Forgiveness of debt     ....................                 (190,000)


   Deferred income.............................  (64,000)           0
   Deferred tax asset..........................  400,000            0
Changes in operating assets and liabilities:
   Accounts receivable........................  (313,000)     (1,057,000)
   Inventories................................  (687,000)     (1,232,000)
   Other current assets........................   (4,000)          6,000
   Other assets................................  (55,000)       (192,000)
   Accounts payable............................   33,000         731,000
   Accrued expenses............................ (168,000)        (47,000)
   Customer advances...........................   39,000         375,000
   Assets held for sale, net...................                   41,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations.................................  (36,000)        (93,000)


Net cash (used in) operating activities...... (1,089,000)     (1,730,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment..    (19,000)        (36,000)
 Proceeds from sales of property, plant
   and equipment.............................  2,783,000             0

Net cash provided by
   (used in) investing activities............  2,764,000         (36,000)




(continued)












ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)




                                                   Nine Months Ended
                                                      September 30,
                                                   2001         2000

Cash flows from financing activities:

 Repayments of debt..........................  (2,949,000)    (522,000)
 Proceeds from debt..........................   1,000,000         0
 Net repayments of note payable..............     (89,000)		0
 Proceeds from exercise of warrants..........       8,000         0


 Net cash (used in) financing activities.....  (2,030,000)    (522,000)

NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS............................    (355,000)  (2,288,000)


Cash and cash equivalents - January 1........   1,102,000    2,975,000


CASH AND CASH EQUIVALENTS B September 30.....   $ 747,000    $ 687,000




Supplemental cash flow  information:

       Cash paid for:

       Interest.............................. $   128,000  $   252,000









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

The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year
ending December 31, 2001.



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

(NOTE 3) B Financing Arrangement:

In January 2001, the Company entered into an agreement with an asset-based lender that provided a $1,000,000 credit facility, collateralized by the Company=s accounts receivable, inventory and machinery and equipment, at an interest rate of prime plus 1.75%. In October 2001, the credit facility was increased to $1,500,000.
The Company used the proceeds to pay off all amounts outstanding under its existing term loans, a portion of the amount outstanding under its existing mortgage and the
remainder will be used for working capital.  Pursuant to
 the terms of the agreement,
the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital and tangible net worth, as defined.



(continued)










ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) - Income Per Share:

The following table sets forth the computation of basic and
 diluted income (loss)
per common share:
       			Nine Months Ended	  Three Months
Ended
                   	       		  September 30,	     September
30,
       					 2001      2000        2001
2000
Denominator:
 Denominator for basic
  income (loss) per share -
  weighted-average common
  shares					   2,054,000   2,026,000   2,109,000
2,026,000
Effect of dilutive securities:
 Employee and directors


  stock options					  0	        0	      18,000
	 0
 Warrants					        0           0           0
  0

Denominator for diluted
 income (loss) per share -
 weighted-average common
 shares and assumed
 conversion    				   2,054,000   2,026,000   2,127,000
2,026,000

Due to a loss recorded for the nine month periods ended September 30, 2001 and 2000, and the three month period ended September 30, 2000, the denominator for both basic and diluted loss per common share is the weighted-average common shares. There is no effect of common share equivalents as such effect would be antidilutive.

The numerator for basic and diluted income (loss) per share for the nine and three months ended September 30, 2001 and September 30, 2000 is the net income (loss)
for each period.


(NOTE 5) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.




(continued)








ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 6) - Inventories:

     Inventories are comprised of the following:

                                  September 30,   December 31,
                                     2001            2000

Raw Materials..............      $ 3,354,000      $ 3,231,000
Work-in-process............        3,076,000        2,857,000
Finished goods.............          911,000          566,000
                TOTAL		   $ 7,341,000      $ 6,654,000


(NOTE 7)  -  Business Segments:



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

The following is the Company=s business segment information for the nine and three month periods ended September 30, 2001 and 2000.

                    Nine Months Ended	       Three Months
Ended
    September 30,                 September 30,
  					   2001	     2000            2001
2000
Net sales:
   Electronics........      $ 6,149,000   $ 4,390,000	    $ 2,412,000
$1,525,000
   Power Units........
Domestic.........       3,790,000     3,834,000       1,104,000 1,267,000
Foreign..........         595,000       709,000         235,000    200,000

   Total Power Units...       4,385,000     4,543,000       1,339,000  1,467,000
Total	          $10,534,000   $ 8,933,000     $ 3,751,000
$2,992,000











ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

         Nine Months Ended         Three Months Ended
     September 30,              September 30,
  				   2001	     2000          2001       2000

Income (loss) from
operations:
   Electronics......... $  667,000  $   222,000  $   373,000 $   164,000
   Power Units.........   (161,000)    (142,000)    (106,000)      6,000
General corporate
  expenses not
  allocated    ........   (553,000)    (415,000)    (242,000)   (159,000)
Interest expense.......	  (128,000)    (252,000)     (16,000)    (82,000)
Investment and other
  income...............    163,000 	    135,000       42,000      27,000
Income (loss) before
income taxes and


extraordinary item     $   (12,000)  $ (452,000)   $  51,000    $(44,000)


(NOTE 8)  -  Recent Accounting Pronouncements:

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

(continued)









Item 2.
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT=S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Material Changes in Results of Operations

Three month period ended September 30, 2001 vs. September 30, 2000

The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the AElectronics Segment@). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the APower Units Segment@).

Consolidated net sales for the three month period ended September 30, 2001 increased by 25.4% to $3,751,000 from $2,992,000, for the three month period ended
September 30, 2000, principally due to a 58.2% increase n sales recorded from its
Electronics Segment that was partially offset by a 8.7% decrease in sales from its Power Units Segment.



Gross profit, as a percentage of sales, for the three months ended September 30, 2001 decreased to 35.1% from 38.1% for the three month period ended September
30, 2000 due to a decrease in gross profit realized by both the Electronics Segment and Power Units Segments. The lower gross profit realized by the Electronics Segment and Power Units Segment was principally due to product mix and
lower sales, respectively.

Selling, general and administrative expenses for the three month period ended September 30, 2001 increased by 14.4% to $1,292,000 from $1,129,000, for the three month period ended September 30, 2000, principally due to the charge to income of approximately $111,000 related to due diligence and other costs associated with a terminated potential merger with an unrelated third party, as well as higher selling costs incurred by both the Electronics and Power Units Segments. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2001 decreased to 34.4% from 37.7%
for the three month period ended September 30, 2000, principally due to increased sales during the current period.

Interest expense for the three month period ended September 30, 2001 decreased to $16,000 from $82,000 for the three month period ended September 30,
2000 principally due to the pay off of the outstanding balance under the Company=s credit facility in the first quarter of 2001 and to lower interest rates.

Investment and other income for the three month period ended September 30, 2001 increased to $42,000 from $27,000 for the three month period ended September
30, 2000, principally due to the amortization of deferred income realized on the sale-leaseback of the Company=s operating facility completed in the first quarter
of 2001 that was partially offset by a decrease in funds available for investment during the current period.




As a result of the foregoing, net income for the three month period ended September 30, 2001 was $51,000 compared to a net loss of $44,000 for the three month period ended September 30, 2000.


Nine month period ended September 30, 2001 vs. September 30, 2000

Consolidated net sales for the nine month period ended September 30, 2001 increased by 17.9% to $10,534,000 from $8,933,000, for the nine month period ended
September 30, 2000, principally due to a 40.1% increase in sales recorded from its
Electronics Segment that was partially offset by a 3.5% decrease in sales recorded by its Power Units Segment.

Gross profit, as a percentage of sales, for the nine months ended September
30, 2001 slightly decreased to 36.5% from 36.7% for the nine month period ended September 30, 2000, due to a slightly lower gross profit realized by its Electronics Segment that was partially offset by a slightly higher gross profit realized by its Power Units Segment. The change in gross profit realized by both
Segments was principally due to product mix.



Selling, general and administrative expenses for the nine month period ended September 30, 2001 increased by 7.6% to $3,889,000 from $3,615,000, for the nine month period ended September 30, 2000, principally due to the charge to income in the current quarter of approximately $111,000 related to due diligence and other
costs associated with a terminated potential merger with an unrelated third party and to the write off of $103,000 of bank financing costs resulting from the pay off of the outstanding balance under the Company=s credit facility in the first quarter of 2001. Selling, general and administrative expenses, as a percentage of
sales, for the nine month period ended September 30, 2001 decreased to 36.9% from
40.5% for the nine month period ended September 30, 2000, principally due to increased sales during the current period.

Interest expense for the nine month period ended September 30, 2001 decreased to $128,000 from $252,000 for the nine month period ended September 30,
2000 principally due to the pay off of the outstanding balance under our credit facility in the first quarter of 2001 and to lower interest rates.

Investment and other income for the nine month period ended September 30, 2001 increased to $163,000 from $135,000 for the nine month period ended September
30, 2000, principally due to the amortization of deferred income realized on the sale-leaseback of the Company=s operating facility completed in the first quarter of 2001 that was partially offset by a decrease in funds available for investment during the current period.

The net loss before income tax and extraordinary item for the nine month period ended September 30, 2001 decreased to $12,000 from the $452,000 loss recorded for the nine month period ended September 30, 2000. This reduced loss was principally due to an increase in sales from the
 Company=s Electronics Segment.

During the first quarter of 2001, the Company completed the sale-leaseback of its operating facility. For tax purposes, the Company will be able to offset
the capital gain realized on the sale of the facility with its net operating loss carryforward. As a result of the transaction and pursuant to Statement of Financial Statements No. 109 Accounting for Income
Taxes@, the Company adjusted
its valuation allowance against its deferred tax asset
 thereby taking a charge of
$400,000 to income for the nine months ended September 30, 2001.

The net loss before extraordinary item for the nine month period ended September 30, 2001 was $412,000 compared to a loss of $452,000 recorded for the nine month period ended September 30, 2000.

In March 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather than in 2002
as was scheduled. The agreement resulted in an extraordinary gain of $190,000 net of income taxes.

As a result of the foregoing, the net loss for the nine month period ended September 30, 2001 was $412,000 compared to a loss of $262,000 for the nine month period ended September 30, 2000.

Material Changes in Financial Condition

Working capital increased to $5,832,000 at September 30, 2001 compared to $5,462,000 at December 31, 2000. The ratio of current assets to current liabilities remained at 2.2 to 1 at September 30, 2001 from December 31, 2000.

Net cash used in operations for the nine month period ended September 30, 2001 was $1,089,000, primarily attributable to the net loss for the period, the increase in accounts receivable and inventory and the decrease in accrued expenses that was partially offset by the non-cash flow effect of the reduction in the deferred tax asset .



 Cash flows provided by investing activities for the nine month period ended September 30, 2001 was $2,764,000, primarily attributable to the proceeds from the sale of the Company=s operating facility.

Cash flows used in financing activities for the nine month period ended September 30, 2001 was $2,030,000, primarily attributable to repayments of long-term debt that was partially offset by the proceeds from debt from the new credit facility.

All operations of the discontinued apparel companies have been terminated.
 All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility was increased to
$1,500,000. The agreement shall continue until January 31, 2003 and from year to year thereafter unless sooner terminated. Loans bear interest at the prime rate of the
Chase Manhattan Bank plus 1.75% per annum. In March,
2001, the Company completed a
sale-leaseback of its New York operating facility whereby it received net proceeds of approximately $2,800,000 and entered into a net operating lease with an initial term
expiring in 2013. The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility (approximately $2,756,000 at an interest rate of 1.75% above the prime rate of interest) and the remainder of the proceeds will be used for working capital.

The Company=s existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company=s
cash requirements for the foreseeable future.

Inflation has not materially impacted the operations of the Company.

Certain Material Trends



Up until the beginning of 2001, the Company faced a very difficult business environment encountering significant delays in the award of new contracts from the
U.S. Government and its prime contractors as well as industry wide funding and pricing pressures. In addition, due to major consolidations in the defense industry, it became more difficult to avoid dependence on certain customers for revenue and income. Contract delays adversely affected revenue levels for 1999 and 2000. However, the Company realized an increase in bookings in 2000 and currently in 2001 and consequently, has experienced an improvement to revenue levels in 2001. Due to the events of September 11, 2001, the Company may be requested to increase production of its existing product lines as well as realize
new business opportunities stemming from the deployment of assets by the Department of Defense for the current military campaign.

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

The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income.
 The U.S. Navy fleet
has been significantly reduced in the past several years thereby impacting the procurement of equipment. However, the current military campaign could very likely reverse this trend. In addition, Behlman=s line of commercial products gives the Company some diversity and the Orbit Instrument
Division is beginning to
introduce certain of its products into commercial and foreign markets as well as to other agencies of the Department of Defense.




Forward Looking Statements

Statements in this Item 2 AManagement=s Discussion and Analysis of Financial Condition and Results of Operation@ and elsewhere in this document are certain statements which are not historical or current fact and constitute Aforward-looking statements@ within the meaning of such term in Section
 27A of the Securities Act of
1933 and Section 21E of the Securities Exchange Act of 1934.
Such forward-looking
statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms Amay@, Awill@, Apotential@, Aopportunity@, Abelieves@,
Abelief@, Aexpects@, Aintends@,
Aestimates@, Aanticipates@ or Aplans@ to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company=s reports and registration statements filed with the Securities and Exchange Commission.








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


ORBIT INTERNATIONAL CORP.
Registrant





Dated:   	November 14, 2001	    		/s/ Dennis Sunshine
Dennis Sunshine, President, Chief
						     	Executive officer and Director



Dated:   	November 14, 2001			/s/ Mitchell Binder
Mitchell Binder, Vice President-
Finance, Chief Financial Officer
and Director