Form 10KSB
period 2001-12-31
ORBIT INTERNATIONAL CORP
filed 2002-03-29
CIK 74818

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             Form 10-KSB

   X      ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT
     OF 1934
     For the fiscal year ended December 31, 2001

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

               Yes    X                      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       X


Issuer's revenues for its fiscal year ended December 31, 2001: $14,745,000

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq SmallCap on March 15, 2002): $8,626,611

Number of shares of common stock outstanding as of March 15, 2002: 2,109,196

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2002 Annual Meeting of Stockholders.
                                PART I


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

     In August 1996, the Board of Directors of the Company adopted a plan to sell and/or liquidate its remaining United States and Canadian apparel operations. In connection with a license agreement entered into in May 1999 with an unaffiliated third party, the Company is collecting a minimum royalty of $140,000 payable in sixteen equal quarterly installments for the use of its
"East/West" trademark (its principal label) in the United States and Canada. The operations of the
East/West division are limited to servicing such license.

     In March 1996, as part of its plan to dispose of its apparel operations, the Company entered into an amended agreement with the sellers of a discontinued apparel division whereby the purchase price of the assets was reduced from $15,000,000 to $8,850,000 leaving $1,850,000 remaining to be paid at the time of the Amendment. The Company paid $1,000,000 in three separate installment payments through January 1, 1997. The remaining $850,000 was due in quarterly installments of
$42,500 commencing in March 2002 through December 2006. In addition, the sellers received warrants to purchase Orbit common shares in which the Company guaranteed a minimum profit of
$375,000 on the sale of such shares. In March 2000, the Company reached an agreement with the sellers whereby the Company agreed to commence making payments in 2000 rather than in 2002 as scheduled in consideration for a reduction in the outstanding amount due from $850,000 to
$660,000. In July 2001, the warrants were exercised on a cashless basis in accordance with their terms and 83,332 shares of common stock were issued.

     In March 1997, the Company commenced bankruptcy proceedings against two of its apparel subsidiaries located in Canada. Orbit appointed a receiver and manager who liquidated all of the assets of these subsidiaries. The proceeds of such sales were used to pay down the outstanding obligations to the secured lender of the two subsidiaries. The Company received Final Orders of
Discharge for the proceedings on the two subsidiaries in October 2000 and November 2000, respectively.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics
Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

The following sets forth certain selected historical financial information relating to the Company's business segments:

                      December 31,
                              2001      2000


Net sales:


Electronics            $ 8,737,000 $  6,135,000
Power Units
Domestic                  5,111,000       897,000    5,552,000
Foreign                   6,008,000    1,019,000

Total Power Units                      6,571,000



Operating income
(loss) (1):


Electronics                939,000      216,000
Power Units                                (7,000)
                      (20,000)



Assets:


Electronics               5,582,000      7,031,000
Power Units           4,019,000      3,888,000

_______________
(1) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 12 to the Consolidated Financial Statements appearing elsewhere in this report.



DESCRIPTION OF BUSINESS

  GENERAL

     Orbit's Electronics Segment, which is operated through its Orbit Instrument Division, designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Company primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military "ruggedized hardware"(hardware designed to meet severe environmental conditions) for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements, "full-mil keyboards", "trackballs" and "data entry display devices".
The Electronics Segment's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including E-2C, Joint Surveillance Target Attack Radar Systems (J/STARS), Lookdown
Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements, and shipboard programs, including AEGIS (Guided Missile Cruisers and Destroyers), DDG'S (Guided Missile
Destroyers), BFTT (Battle Force Tactical Training), LSD'S (Amphibious Warfare Ships) and
LHA'S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs.

     Orbit's Power Units Segment is operated through its Behlman subsidiary and is in the business of manufacturing and selling power supplies, AC power sources (equipment that produces power that is the same as what would be received from a public utility), "frequency converters"
(equipment that converts local power to equivalent foreign power), "uninterruptable power supplies
("UPS")" (devices that allow a computer to operate while utility power is lost), associated analytical equipment and other electronic equipment. The military division of Behlman designs and manufactures "power conversion devices" (equipment that produces power that is the same as what would be received from a public utility) and electronic products for measurement and display.

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

     Data Entry, Keyboards, and Display Systems

     The Orbit Instrument Division has designed and manufactures a variety of "computer controlled action entry panels (CCAEPS)", which provide a console operator with multiple displays of computer generated data. The Orbit Instrument Division has designed a number of custom keyboards to meet full military specifications. These keyboards have been designed for shipboard, airborne, sub-surface and land based program requirements as well as for the Federal Aviation
Administration.

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

COMMAND AND COMMUNICATION DISPLAY TERMINALS


THE ORBIT INSTRUMENT DIVISION HAS DESIGNED AND IS CURRENTLY UNDER ORDER FOR A HIGH SPEED AT COMPATIBLE
            COMPUTER THAT WILL MECHANICALLY FIT INTO LIMITED SPACE APPLICATIONS. THIS UNIT IS BEING IMPLEMENTED ON
            VARIOUS ARMY AND MARINE PROGRAMS SUCH AS THE FIRE FINDER PROGRAM, AS WELL AS SEVERAL FOREIGN
            MILITARY PROGRAMS.

RUGGEDIZED DISPLAY TERMINALS


THE ORBIT INSTRUMENT DIVISION HAS DESIGNED, DEVELOPED AND SHIPPED
CONFIGURATIONS OF 18.1 AND 20.1 INCH
            COLOR LIQUID DISPLAYS (LCD'S) FOR SHIPBOARD AND AIRBORNE APPLICATIONS. THESE UNITS PROVIDE THE
            OPERATOR WITH STATE OF THE ART COLOR RESOLUTION THAT CAN WITHSTAND SEVERE ENVIRONMENTAL CONDITIONS.

Power Units Segment

            Power Sources

BEHLMAN'S "AC POWER SOURCES" ARE USED IN THE PRODUCTION OF VARIOUS TYPES OF EQUIPMENT SUCH AS BALLASTS
            FOR FLUORESCENT LIGHTING, "CRT TERMINALS", HAIR DRYERS, HOSPITAL BEDS, VACUUM CLEANER MOTORS,
            COMPRESSORS, CIRCUIT BREAKERS, PAINT SPRAY EQUIPMENT, VENDING MACHINES AND MAJOR HOUSEHOLD
            APPLIANCES AND ARE USED IN TEST LABS TO MEET EUROPEAN COMMUNITY REQUIRED TESTING, AIRCRAFT TESTING
            AND SIMULATORS. OTHER USES INCLUDE POWERING EQUIPMENT FOR OIL AND GAS EXPLORATION.

            Behlman's frequency converters are used to convert local power frequency (e.g., 60HZ in the United States) to local frequencies elsewhere (e.g., 50 HZ in Europe) and are used in the testing of commercial and military aircraft (400HZ).

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

            Behlman is recognized by the Source Development Department of the NAVICP and has been given the opportunity to compete against prime contractors. Behlman has a current order for power sources and positioning assemblies for the F18 FLIR system as a result of such competition program.

            Behlman's railroad signaling power supply has been sold to railway passenger lines and subway systems in the Northeastern and Southwestern United States. The railroad industry buys frequency converters and inverters. Behlman has set up a representative organization and strategic advertising campaign along with training programs for representatives and has been meeting with different railroad organizations for the purpose of promoting its products and gaining an understanding of the needs of the industry.

            Behlman's Power Passport P1350 is a low cost basic instrument for use in the import/export and aerospace markets. The P series has fewer features but is priced below Behlman's BL series.
Another version, the P1351, is an intermediary version between the P1350 and the BL1350 in terms of cost and function.

            Behlman's inverters which convert system battery power to AC are being used in utility substations and electric, gas and water transmission systems. Units have also been sold for cranes that load and unload ships.

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

            The Orbit Instrument Division has a current order for the design and development of prototype C41 workstations that will be used to support the Advanced Amphibious Assault Vehicle
Program (AAAV). The keyboard/trackball workstation, designed for the U.S. Marine Corp., will have to meet severe military specification requirements including nuclear, chemical and biological compliance.

            The Orbit Instrument Division has completed the design and pre-production orders for several digital interrogators for full military requirements. One Digital Data Entry Device Terminal
(DDEDT) configuration will display real time data to the operator for interrogation for Naval shipboard program requirements. A second configuration, designed as a Remote Control Unit
(RCU) has the capability to integrate with the system transponder for interrogation for Naval shipboard, Combat Fighter Aircraft and Helicopter program requirements.

Power Units Segment

            Belman has developed a new computer controlled front end for its AC power supplies. The unit will be used with its switching AC power supplies.

            Behlman has been developing high power AC sources to replace its PA-Plus series. Orders have been received from customers utilizing the unit for fuel cells.

            Behlman's Custom Division has received orders for COTS power supplies for use in AEGIS destroyers and for Forward Looking Infrared Radar ("FLIR") systems on the F/18-A. The Custom
Division is also developing a line of COTS power supplies for other military applications.

            The products and programs described above are presently being developed by the Company.
However, there can be no assurance that such development efforts will result in any marketable products nor result in any meaningful sales.

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

COMPETITION

          Many of our competitors are well established, have reputations for success in the development and sale of their products and services and have significantly greater financial, marketing, distribution, personnel and other resources than us, thereby permitting them to implement extensive advertising and promotional campaigns, both in general and in response to efforts by additional competitors to enter into new markets and introduce new products and services.

The electronics industry is characterized by frequent introduction of new products and services, and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for future design, development and marketing of our products and services. The markets for electronic products, components and related services are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. We are constantly required to expend more funds for research and development of new technologies.

THE ELECTRONICS SEGMENT'S COMPETITIVE POSITION WITHIN THE ELECTRONICS INDUSTRY IS, IN MANAGEMENT'S VIEW,
            PREDICATED UPON THE ORBIT INSTRUMENT DIVISION'S MANUFACTURING TECHNIQUES, ITS ABILITY TO DESIGN AND
            MANUFACTURE PRODUCTS WHICH WILL MEET THE SPECIFIC NEEDS OF ITS CUSTOMERS AND ITS LONG-STANDING
            SUCCESSFUL RELATIONSHIP WITH ITS MAJOR CUSTOMERS. (SEE " COMPETITION IN THE MARKETS FOR THE POWER UNITS SEGMENT'S
COMMERCIAL AND MILITARY PRODUCTS
DEPENDS ON SUCH FACTORS AS PRICE, PRODUCT RELIABILITY AND PERFORMANCE, ENGINEERING AND PRODUCTION.
IN PARTICULAR, DUE PRIMARILY TO BUDGETARY RESTRAINTS AND PROGRAM CUTBACKS, COMPETITION IN BEHLMAN'S
UNITED STATES GOVERNMENT MARKETS HAS BEEN INCREASINGLY SEVERE AND PRICE HAS BECOME THE MAJOR
OVERRIDING FACTOR IN CONTRACT AND SUBCONTRACT AWARDS. TO THE COMPANY'S KNOWLEDGE, SOME OF
BEHLMAN'S REGULAR COMPETITORS INCLUDE COMPANIES WITH SUBSTANTIALLY GREATER CAPITAL RESOURCES AND
LARGER ENGINEERING, ADMINISTRATIVE, SALES AND PRODUCTION STAFFS THAN BEHLMAN.


SOURCES AND AVAILABILITY OF RAW MATERIALS

            The Company uses multiple sources for its procurement of raw materials and is not dependent on any suppliers for such procurement. The Company continuously updates its delivery schedules and evaluates availability of components so that they are received on a "just-in-time schedule". Occasionally, in the production of certain military units, the Company will be faced with procuring certain components that are either obsolete or difficult to procure.
 However, the
Company has access to worldwide brokers using the Internet to assure component availability.
Nevertheless, there can be no assurance that such components will be available, and even if so, at reasonable prices.

MAJOR CUSTOMERS

            Lockheed Martin corp., various agencies of the United States Government and Raytheon
Company accounted for approximately 18%, 18% and 17%, respectively, of consolidated net sales of the Company for the year ended December 31, 2001. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

            The major customers of the Electronics Segment are Lockheed Martin Corp., Raytheon
Company and various agencies of the United States Government, accounting for approximately
31%, 27% and 13%, respectively, of the net sales of such segment for the year ended December 31,
2001. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

            The major customer of the Power Units Segment is the United States Government, accounting for approximately 26% of the net sales of such segment for the year ended December
31, 2001. The loss of this customer would have a material adverse effect on the net sales and earnings of the Power Units Segment.

            Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States
Government could have a materially adverse effect on the Company's sales and earnings.

BACKLOG

            As of December 31, 2001 and 2000 the Company's backlog was as follows:


             2001             2000

Electronics  $10,000,000      $6,000,000


Power Units  2,000,000           2,000,000


Total        $12,000,000      $8,000,000

            Of the backlog at December 31, 2001, approximately $2,300,000 represents backlog under contracts which will not be shipped during 2002.

            A significant amount of the Company's contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

SPECIAL FEATURES OF UNITED STATES GOVERNMENT CONTRACTS

            Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the Power Units Segment at the convenience of the United States Government occurred during the years ended December 31,
2001 and 2000.

            A significant portion of the Company's revenues are subject to audit under the Vinson-
Trammel Act of 1934 and other federal statutes since they are derived from sales under United
States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

RESEARCH AND DEVELOPMENT

            The Company incurred approximately $746,000, and $700,000 of research and development expenses during the years ended December 31, 2001 and 2000, respectively.

PATENTS

            The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

            As of March 15, 2002, the Company employed 95 persons on a full-time basis. Of these, the Electronics Segment employed 52 people, consisting of 8 in engineering and drafting, 6 in sales and marketing, 9 in direct and corporate administration and the balance in production. The Power
Units Segment employed 43 people, consisting of 11 in engineering and drafting, 5 in sales, 2 in direct and corporate administration and the balance in production.

RISK FACTORS

This report and other reports filed by us contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this report, as well as additional risks and uncertainties of which we are currently unaware.

WE ARE HEAVILY DEPENDENT UPON THE CONTINUANCE OF MILITARY SPENDING.

            A significant amount of all the products we manufacture are used in military applications.
The attacks of September 11, 2001 and subsequent world events have led the U.S. Government to increase the level of military spending necessary for domestic and overseas security. We are heavily dependent upon military spending, particularly on the Department of the Navy, as a source of revenues and income. Accordingly, any substantial future reductions in overall military spending by the U.S. Government could have a material adverse effect on our sales and earnings.

WE ARE HAVING DIFFICULTIES IN PROCURING CONTRACTS BECAUSE OF A REDUCTION IN THE LEVEL OF
INDUSTRY-WIDE FUNDING AND PRICING PRESSURES.

            We continue to pursue many business opportunities, including programs in which we have previously participated but, due to industry-wide funding and pricing pressures, we have
encountered delays in the awards of these contracts.   We continue to seek new
contracts which
require incurring up-front design, engineering, prototype and pre-production costs. While we are attempting to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the U.S. Government, for such effort. In addition, even if the U.S. Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production.

          A significant amount of our contracts are subject to termination at the convenience of the
U.S. Government. Orders under U.S. Government prime contracts or subcontracts are customarily subject to termination at the convenience of the U.S. Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor.

WE ARE DEPENDENT ON CERTAIN OF OUR CUSTOMERS AND WE DO NOT HAVE ANY LONG TERM CONTRACTS
WITH THESE CUSTOMERS.

            Lockheed Martin Corp, various agencies of the U.S. Government and Raytheon Company accounted for approximately 18%, 18% and 17%, respectively, of our consolidated net sales for the year ended December 31, 2001. Lockheed Martin Corp., Raytheon Company and various agencies of the U.S. Government accounted for approximately 31%, 27% and 13%, respectively, of the net sales of our electronics segment for the year ended December 31, 2001. The U.S. Government accounted for approximately 26% of the net sales of our power units segment for the year ended
December 31, 2000. We do not have any significant long-term contracts with any of the above-
mentioned customers. The loss of any of these customers would have a material adverse effect on
our net sales and earnings.    Due to major consolidations in the defense
industry, it has become
more difficult to avoid dependence on certain customers for revenue and income.

WE ARE DEPENDENT UPON OUR SENIOR EXECUTIVE OFFICERS AND KEY PERSONNEL FOR THE OPERATION OF
OUR BUSINESS.

            We are dependent for the operation of our business on the experience, technology knowledge, abilities and continued services of our officers, Dennis Sunshine, President and Chief
Executive Officer, Bruce Reissman, Executive Vice President and Chief Operating Officer and
Mitchell Binder, Vice President-Finance and Chief Financial Officer. The loss of services of any of such persons would be expected to have a material adverse effect upon our business and/or our prospects. Our future success is dependent upon, among other things, the successful recruitment and retention of key personnel including executive officers, for sales, marketing, finance and operations. We face significant competition for skilled and technical talent.
 No assurance can be
made that we will be successful in attracting and retaining such personnel.
If we are unable to retain
existing key employees or hire new employees upon acceptable terms when necessary, our business could potentially be adversely effected.


ITEM 2.  DESCRIPTION OF PROPERTIES

            The Company owned its plant and executive offices, located at 80 Cabot Court, Hauppauge,
New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, sprinklered, brick building which was completed in October 1982 and expanded in 1985. In March 2001, the Company completed a sale leaseback transaction whereby it sold its land and building for $3,000,000 and entered into a twelve year net lease with the buyer of the property. The lease provides for an annual payment of $360,000 with 10% increases in the fourth, seventh and tenth years of the lease. The lease expires in February
2013, but may be extended by the Company at its option through 2025. During the extension period, the lease provides for an annual rent of $527,076 with 10% increases in the fourth, seventh and tenth years of the extended lease.

            Behlman leases 1,700 square feet in Ventura, California which are used for sales. The lease provides for monthly payments of $1,473.00 and expires in December 2001.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

            As of March 14, 2002, the Company had 481 shareholders of record. The Company's stock is traded on the Nasdaq SmallCap Market (Nasdaq symbol: ORBT).

            The quarterly closing prices for the period January 1, 2000 through December 31, 2001, as reported by Nasdaq, were as follows.

                                    CLOSE

                                    HIGH       LOW


2000:

  First Quarter:                                   $1.38
                                    $3.13


                                                 1.31
  Second Quarter:                   5.13

                                       4.56
  Third Quarter:                               2.13

                                             2.16  0.38
  Fourth Quarter:



2001:

  First Quarter:                           $1.75    $0.55


  Second Quarter:                   1.99       1.13


  Third Quarter:                    2.10       1.37

                                                 1.65
  Fourth Quarter:                   3.05






The Company has not declared any dividends during the aforesaid periods.



ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Year Ended December 31, 2001 v. Year Ended December 31, 2000

          The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics
Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

          Consolidated net sales for the year ended December 31, 2001 increased by 16.0% to
$14,745,000 from $12,706,000 for the prior year principally due to a 42.4% increase in sales recorded from the Electronics Segment that was offset by a 8.6% decrease in sales from its Power
Units Segment.

          Gross profit, as a percentage of net sales, for the year ended December 31, 2001 increased to 37.2% from 35.4% for the prior year. The increase in gross profit, as a percentage of sales, was due to an increase in gross profit realized by both the Electronics and Power Units Segments. The increase in gross profit realized by the Electronics Segment was principally due to an increase in sales and the increase in gross profit realized by the Power Units Segment was principally due to a change in product mix, despite a reduction in sales.

          Selling, general and administrative expenses for the year ended December 31, 2001 increased to $5,254,000 from $4,946,000 for the year ended December 31, 2000 principally due to the write off of approximately $103,000 of bank financing costs resulting from the pay off of the outstanding balance under the Company's outstanding credit facility in the first quarter of 2001 and to a charge to income of approximately $111,000 related to due diligence and other costs associated with a terminated potential merger with an unrelated third party in the third quarter of 2001.
Selling, general and administrative expenses, as a percentage of sales, for the year ended December
31, 2001 decreased to 35.6% from 38.9% for the prior year principally due to increased sales during the current year.

          Interest expense for the year ended December 31, 2001 decreased to $212,000 from
$336,000 for the year ended December 31, 2000 principally due to the payoff of the outstanding balance under the Company's credit facility in the first quarter of 2001 and due to lower interest rates.

          Investment and other income for the year ended December 31, 2001 increased to $200,000 from $166,000 for the prior year principally due to the amortization of deferred income realized on the sale-leaseback of the Company's operating facility completed in the first quarter of 2001 that was partially offset by a decrease in funds available for investment during the current year.

          Income before income tax and extraordinary item was $214,000 for the year ended
December 31, 2001, compared to a loss of $620,000 for the year ended December 31, 2000. The increase in income was principally due to the increase in sales from the Company's Electronics
Segment.

          During the first quarter of 2001, the Company completed the sale-leaseback of its operating facility. For tax purposes, the Company will be able to offset the capital gain realized on the sale of the facility with its net operating loss carryforward. As a result of the transaction and pursuant to Statement of Financial Standards No. 109 "Accounting for Income Taxes", the Company adjusted its valuation allowance against its deferred tax asset thereby taking a charge of $400,000 to income for the year ended December 31, 2001.

          The net loss before extraordinary item for the year ended December 31, 2001 decreased to a loss of $186,000 compared to a loss of $620,000 for the year ended December 31, 2000.

          During the year ended December 31, 2000, the Company reached an agreement with the sellers of a discontinued apparel division whereby the Company agreed to commence making payments on a promissory note payable to such sellers in 2000 rather than in 2002 as scheduled.
The agreement resulted in an extraordinary gain of $190,000, net of income taxes.

          As a result of the foregoing, the net loss for the year ended December 31, 2001 was
$186,000 compared to a net loss of $430,000 for the year ended December 31, 2000.


Liquidity, Capital Resources and Inflation

          Working capital increased to $6,038,000 at December 31, 2001 compared to $5,462,000 at December 31, 2000. The ratio of current assets to current liabilities increased to 2.5 to 1 at December 31, 2001 from 2.2 to 1 at December 31, 2000.

          Net cash flows used in operations for the year ended December 31, 2001 was $1,046,000, primarily attributable to the net loss for the period, the increase in inventories and other assets and the decrease in customer advance, accounts payable, accrued expenses and liabilities and reserves for discontinued operations that was partially offset by the non-cash flow effects of depreciation and amortization and the reduction in the deferred tax asset. Net cash flows used in operations for the year ended December 31, 2000 was $1,126,000, primarily attributable to the net loss for the period, the non cash flow effect of income related to the forgiveness of debt and an increase in accounts receivable, inventory and other assets that was partially offset by an increase in accounts payable, customer advances and the non cash flow effect of depreciation and amortization.

          Cash flows provided by investing activities for the year ended December 31, 2001 was
$2,741,000, primarily attributable to the proceeds from the Company's operating facility. Cash flows used in investing activities for the year ended December 31, 2000 was $38,000, attributable to purchases of property, plant and equipment.

          Cash flows used in financing activities for the year ended December 31, 2001 was
$2,052,000, primarily attributable to the repayments of long term debt that was partially offset by the proceeds from debt from the new credit facility. Cash flows used in financing activities for the year ended December 31, 2000 was $709,000 which was primarily attributable to repayments of long-term debt.

          All operations of the discontinued apparel companies have been
terminated.   All losses, and
obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

          In January 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the
          Company. The agreement shall continue until January 31, 2003 and from year to year thereafter unless sooner terminated for an event of default including compliance with certain financial covenants. Loans will bear interest at the prime rate of the Chase Manhattan Bank plus 1.75% per annum. In March 2001, the Company completed a sale-leaseback of its New
          York operating facility whereby it received proceeds of $3,000,000 and entered into a net operating lease with an initial term expiring in 2013. See "Item 2. Description of
          Properties." The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility and the remainder of the proceeds were used for working capital.

THE COMPANY'S CONTRACTUAL OBLIGATIONS AND COMMITMENTS ARE SUMMARIZED AS FOLLOWS:

                              LESS THAN    1-3            4-5         AFTER 5
          OBLIGATION          TOTAL          1 YEAR            YEARS    YEARS
YEARS

Long-term debt        $1,444,000   $1,180,000        $264,000               0
           0

Capital lease
    obligations                      1,000                   1,000        0
        0       0

Operating leases         4,828,000      421,000    1,201,000     825,000
  2,381,000

Other long-term
    obligations                 594,000               594,000            0
       0        0

Total contractual
    obligations            $6,867,000          $2,196,000     $1,465,000
$825,000       $2,381,000

          The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

          Inflation has not materially impacted the operations of the Company.

Certain Material Trends

               Up until the beginning of 2001, the Company faced a very difficult business environment encountering significant delays in the award of new contracts from the U.S.
Government and its prime contractors as well as industry wide funding and pricing pressures. In addition, due to major consolidations in the defense industry, it became more difficult to avoid dependence on certain customers for revenue and income. Contract delays adversely affected revenue levels for 1999 and 2000. However, the Company realized an increase in bookings in 2000 and in 2001 and consequently, has experienced an improvement to revenue levels in 2001. Due to the events of September 11, 2001, the Company may be requested to increase production of its existing product lines as well as realize new business opportunities stemming from the deployment of assets by the Department of Defense for the current military campaign.

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

               The Company is heavily dependent upon military spending, particularly the
Department of the Navy, as a source of revenues and income. The U.S. Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of equipment.
However, the current military campaign could very likely reverse this trend. In addition, Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets as well as to other divisions of the U.S. Departments of Defense.

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

Quantitative and Qualitative Disclosures About Market Risks

          The Company is exposed to market risk related to changes in interest rates. Most of the
Company's debt is at a variable rate of interest and is not hedged by any derivative instruments.
That debt which is subject to a variable rate of interest amounted to approximately $938,000 at
December 31, 2001. If market interest rates increase by five percent from levels at December 31,
2001, the effect on the Company's results of operations would be approximately $47,000.

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

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

               Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

               Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                    (a) The following documents are filed as part of this Annual Report on Form
10-KSB for the fiscal year ended December 31, 2001.

               1and 2.   Financial Statements and Schedule:

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

  4 (b)             Orbit International Corp. 1995 Stock Option Plan for Non-
Employee
          Directors. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  4 (c)             Orbit International Corp. 2000 Employee Stock Option Plan
Incorporated by
          reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the
          fiscal year ended December 31, 2000.

  4 (d)*            Orbit International Corp. 2002 Stock Incentive Plan.

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

  10 (d)* Form of Indemnification Agreement between the Company and each of its Directors dated as of September 10, 2001.

  10 (e) Asset Purchase Agreement, dated as of January 11, 1996, by and among Astrosystems, Inc., and BEI Electronics, Inc., Orbit International
Corp. and Cabot
          Court, Inc. Incorporated by reference to the Registrant's Current Report on Form
          8-K dated February 7, 1996

10 (f)              Credit Agreement between the Company and The Chase
Manhattan Bank
          dated August 4, 1998 including exhibits thereto. Incorporated by reference to
          Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998.

10 (g)              Amendment dated as of March 1, 2000 to the Agreement dated
March 28,
          1996 among Kenneth Freedman, Frederick Meyers, The Panda Group, Inc.
and
          Orbit International Corp. Incorporated by reference to Exhibit 4(b) to Registrant's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10 (h)              Financing Agreement dated January 8, 2001 between the
Company and
          Rosenthal & Rosenthal, Inc. including exhibits and schedules thereto. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the
          fiscal year ended December 31, 2000.

10 (i)              Financing Agreement dated January 8, 2001 between Behlman
Electronics,
          Inc. and Rosenthal & Rosenthal, Inc. including exhibits and schedules thereto.
          Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form
          10-KSB for the fiscal year ended December 31, 2000.

10 (j)              Purchase and Sale Agreement between the Company and 80
Cabot Realty
          LLC dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to
          Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
          2000.

10(k)               Lease Agreement between the Company and 80 Cabot Realty
LLC dated
          February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's Annual
          Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

  23*          Consent of Goldstein Golub Kessler LLP.



(b)  Reports on Form 8-K:
          None.
                         __________
          * Filed herewith.





ORBIT INTERNATIONAL CORP.
 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001


                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT                                  F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2001 and 2000             F-2
   Statement of Operations for the Years Ended December 31, 2001 and 2000   F-3
   Statement of Stockholders' Equity for the Years Ended December 31, 2001 and
2000   F-4
   Statement of Cash Flows for the Years Ended December 31, 2001 and 2000   F-5
   Notes to Consolidated Financial Statements              F-6 - F-16



INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors
Orbit International Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and
Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 8, 2002



                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEET


DECEMBER 31,
2001                                                              2000

ASSETS

Current Assets:
  Cash and cash equivalents             $     745,000
  $  1,102,000
  Investments in marketable securities          3,000
  3,000
  Accounts receivable, less allowance for doubtful accounts of $165,000
2,088,000
  2,137,000
  Inventories                               7,213,000
  6,654,000
  Other current assets                         80,000
  104,000
  Deferred tax assets                          75,000
  75,000
  TOTAL CURRENT ASSETS                     10,204,000       10,075,000
Property, Plant and Equipment, at cost, less accumulated
 depreciation and amortization                220,000
  2,024,000
Excess of Cost over the Fair Value of Assets Acquired, less
 accumulated amortization of $522,000 and $426,000 in 2001
 and 2000, respectively                       868,000
  963,000
Other Assets                                  757,000
  758,000
Deferred Tax Assets                           275,000
  675,000
  TOTAL ASSETS                            $12,324,000      $14,495,000

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  Current Liabilities:
  Current portion of long-term obligations$     243,000
  $     841,000
  Accounts payable                          1,335,000
  1,486,000
  Notes payable                               938,000
  -
  Accrued expenses                            814,000
  858,000
  Accounts payable, accrued expenses and reserves applicable
   to discontinued operations                 594,000
  758,000
  Customer advances                           157,000
  670,000
  Deferred income                              85,000
  -
  TOTAL CURRENT LIABILITIES                 4,166,000        4,613,000
Deferred Income                               854,000
  -
Long-term Obligations                         264,000
  2,664,000
  TOTAL LIABILITIES                         5,284,000        7,277,000
Commitments and Contingencies
                                                 Stockholders' Equity:
  Common stock - $.10 par value               312,000
  304,000
  Additional paid-in capital               24,165,000
  24,165,000
  Accumulated deficit                     (7,587,000)
  (7,401,000)
                                           16,890,000       17,068,000
  Treasury stock, at cost                 (9,850,000)
  (9,850,000)
  STOCKHOLDERS' EQUITY                      7,040,000        7,218,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$12,324,000    $14,495,000



                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS


YEAR ENDED DECEMBER 31,
   2001
   2000

Net sales                                 $14,745,000
  $12,706,000

Cost of sales                               9,265,000
  8,210,000
Gross profit                                5,480,000
  4,496,000


Selling, general and administrative expenses5,254,000
   4,946,000

Interest expense                              212,000
  336,000

Investment and other income, net            (200,000)
  (166,000)
Total expenses                              5,266,000
  5,116,000


Income (loss) before income tax and extraordinary item     214,000
  (620,000)

Income tax provision                          400,000
  -

Loss before extraordinary item              (186,000)
  (620,000)

Extraordinary item                           -
  190,000
Net loss                               $    (186,000)
  $    (430,000)


Net loss per common share - basic and diluted:
  Loss before extraordinary item      $          (0.09)
  $          (0.30)
  Extraordinary item                            -
..09
Net loss                              $          (0.09)
  $          (0.21)



                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


YEARS ENDED DECEMBER 31, 2001 AND 2000

                            COMMON STOCK
                          25,000,000 SHARES
                             AUTHORIZED   ADDITIONAL
                          SHARES            PAID-IN  ACCUMULATED  TREASURY STOCK
                          ISSUED   AMOUNT   CAPITAL   DEFICIT    SHARES
AMOUNT     TOTAL

Balance at December 31,
19993,040,000$304,000$24,165,000$(6,971,000)(1,014,000)$(9,850,000)$7,648,000

Net loss               -         -      -          (430,000)  -

(430,000)
Balance at December 31,
20003,040,000304,00024,165,000(7,401,000)(1,014,000)(9,850,000)7,218,000

Exercise of warrants     83,000    8,000-          -          -

8,000

Net loss               -         -      -          (186,000)  -

(186,000)
Balance at December 31,
20013,123,000$312,000$24,165,000$(7,587,000)(1,014,000)$(9,850,000)$7,040,000


                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,
2001                                                              2000

Cash flows from operating activities:
  Net loss                                $   (186,000)
    $   (430,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Forgiveness of debt                         -
    (190,000)
    Depreciation and amortization               125,000
    161,000
    Amortization of goodwill                     96,000
    96,000
    Deferred income                            (85,000)
    -
    Deferred tax provision                      400,000
    -
    Write-off of bank financing costs           103,000
    15,000
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable 49,000
    (746,000)
      Increase in inventories                 (559,000)
    (850,000)
      Decrease in other current assets           24,000
    32,000
      Increase in other assets                (141,000)
    (131,000)
      (Decrease) increase in accounts payable (151,000)
    343,000
      Decrease in accrued expenses             (44,000)
    (26,000)
      (Decrease) increase in customer advances(513,000)
    670,000
      Decrease in assets held for sale, discontinued operations-
    41,000
      Decrease in accounts payable, accrued expenses and reserves applicable to discontinued operations  (164,000)
    (111,000)
   NET CASH USED IN OPERATING ACTIVITIES   (1,046,000)     (1,126,000)

                                 Cash flows from investing activities:
  Sales of property, plant and equipment                 2,783,000
   -
  Purchase of property, plant and equipment                 (42,000)
   (38,000)
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   2,741,000(38,000)

                                 Cash flows from financing activities:
  Repayments of long-term debt             (2,998,000)
   (709,000)
  Proceeds from notes payable                1,000,000
   -
  Repayments of notes payable                 (62,000)
   -
  Proceeds from exercise of warrants            8,000
   -
   NET CASH USED IN FINANCING ACTIVITIES   (2,052,000)       (709,000)

Net decrease in cash and cash equivalents    (357,000)
   (1,873,000)

Cash and cash equivalents at beginning of year1,102,000
   2,975,000
Cash and cash equivalents at end of year  $    745,000
   $ 1,102,000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest   $    149,000
    $    336,000



                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

  1.ORGANIZATION The consolidated financial statements include
AND BUSINESS:    the accounts of Orbit International
                 Corp. and its wholly owned subsidiaries
                 (collectively, the "Company"). All significant
                 intercompany transactions have been eliminated
                 in consolidation.

                 The Company has two reportable segments: (a) the Orbit Instrument Ddivision
                 (Electronics Segment) is engaged in the design, manufacture and sale of customized electronic components and subsystems, and (b) the Behlman Electronics, Inc.
                 subsidiary (Power Units Segment) is engaged in the design and manufacture of distortion-free commercial power units, power conversion devices and electronic devices for measurement and display. On August
                 6, 1996, the board of directors of
                 the Company adopted a plan to dispose of its U.S. and Canadian apparel operations.
                 At December 31, 2001 and 2000, the liabilities of the discontinued operations consisted primarily of accrued expenses and other reserves.




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

                 The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United
                 States of America requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                 When impairment indicators are present, the Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses.



                 The Company measures employee stock-based compensation cost using Accounting
                 Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial
                 Accounting Standards ("SFAS") No. 123,
                 Accounting for Stock-Based Compensation.

                 The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different than the stated value at December 31, 2001 and 2000.

                 As of January 1, 1998, SFAS No. 130, Reporting
                 Comprehensive Income,
                 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. The related tax effect on comprehensive income is not material for the periods presented.


                 In July 2001, the Financial Accounting Standards
                 Board (the "FASB") issued SFAS No. 141, Business
                 Combinations, and SFAS No. 142, Goodwill and
                 Other Intangible Assets.

                 SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supersedes APB Opinion No. 16, Business
                 Combinations, as well as SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.
                 SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.
                 This statement requires goodwill to be
                 periodically reviewed for impairment rather than amortized, beginning on January 1, 2002. SFAS
                 No. 142 supersedes APB Opinion No. 17,
                 "Intangible Assets".


                 In August 2001, the FASB issued SFAS No. 144,
                 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This
                 Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes
                 SFAS No. 121, Accounting for the Impairment of
                 Long-Lived Assets and for Long-Lived Assets to
                 Be Disposed Of, and amends the accounting and reporting provisions of APB Opinion No. 30,
                 Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and
                 Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.

                 The Company is currently evaluating the
                 implications of adoption of SFAS No. 142 and SFAS No. 144 and anticipates adopting the provisions for its fiscal year beginning January
                 1, 2002.

                 Research and development costs are expensed when incurred. The Company expensed approximately
                 $746,000 and $700,000 for research and
                 development during the years ended December 31, 2001 and 2000, respectively. Such expenses are included in selling, general and administrative expenses.




  34.INVENTORIES:Inventories consist of the following:

       December 31,20012000

                Raw materials                $3,559,000$3,231,000
                Work-in-progress              3,133,0002,857,000
                 Finished goods                 521,000566,000
                                             $7,213,000$6,654,000

  4.PROPERTY,    Property, plant and equipment consists of:
PLANT AND
EQUIPMENT:       December 31, 20012000

      LAND AND BUILDING$2,688,000
                BUILDING AND LEASEHOLD IMPROVEMENTS    293,000
                MACHINERY AND EQUIPMENT      $1,114,0001,113,000
                Furniture and fixtures          622,000581,000
                                                        1,736,0004,675,000
                ACCUMULATED DEPRECIATION AND AMORTIZATION1,516,0002,651,000
                                            $   220,000$2,024,000


    56.DEBT:     IN MARCH 2001, THE COMPANY ENTERED INTO A
                 SALE-LEASEBACK OF ITS OPERATING FACILITY
                 WHEREBY IT RECEIVED PROCEEDS OF $3,000,000 AND
                 ENTERED INTO AN OPERATING LEASE WITH
                 AN INITIAL TERM EXPIRING IN 2013.  THE COMPANY
                 USED THE PROCEEDS FROM THE SALE TO PAY
                 OFF THE AMOUNT OUTSTANDING UNDER ITS EXISTING
                 MORTGAGE WITH THE REMAINDER USED FOR
                 WORKING CAPITAL.

                 IN JANUARY 2001, THE COMPANY ENTERED INTO AN
                 AGREEMENT WITH AN ASSET-BASED LENDER
                 THAT PROVIDED A $1,000,000 LOAN, COLLATERALIZED
                 BY THE COMPANY'S ACCOUNTS RECEIVABLE
                 AND INVENTORY, AT AN INTEREST RATE OF PRIME PLUS
                 1.75%.  THE COMPANY USED THE
                 PROCEEDS TO PAY OFF ALL AMOUNTS OUTSTANDING
                 UNDER ITS EXISTING TERM LOANS AND A PORTION
                 OF THE AMOUNT OUTSTANDING UNDER ITS EXISTING
                 MORTGAGE.  PURSUANT TO THE TERMS OF THE
                 AGREEMENT, THE COMPANY MUST COMPLY WITH, AMONG
                 OTHER MATTERS, CERTAIN FINANCIAL
                 COVENANTS WHICH INCLUDE MINIMUM LEVELS OF
                 WORKING CAPITAL AND TANGIBLE NET WORTH,
                 AS DEFINED.  AT DECEMBER 31, 2001, THE COMPANY
                 HAD AN OUTSTANDING BALANCE OF
                 $938,000.

                 ON AUGUST 4, 1998, THE COMPANY ENTERED INTO AN
                 AGREEMENT WITH A BANK THAT PROVIDED
                 FOR A $950,000 TERM LOAN, A $2,550,000 MORTGAGE
                 AND A $500,000 SETTLEMENT LOAN
                 (COLLECTIVELY, THE "AGREEMENT").  THE COMPANY
                 RECEIVED THE PROCEEDS UNDER THE TERM
                 LOAN AND MORTGAGE DURING THE YEAR ENDED DECEMBER
                 31, 1998 AND USED SUCH PROCEEDS
                 TO REPAY AMOUNTS OUTSTANDING UNDER ITS PREVIOUS
                 CREDIT AGREEMENTS.  THE COMPANY
                 RECEIVED THE PROCEEDS UNDER THE SETTLEMENT LOAN
                 DURING THE YEAR ENDED DECEMBER 31,
                 1999 AND USED SUCH PROCEEDS TO PARTIALLY FUND
                 THE A CLASS ACTION SECURITIES LITIGATION
                 SETTLEMENT OF $1,000,000(SEE NOTE 13).

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
                 EXTRAORDINARY ITEM IN THE ACCOMPANYING STATEMENT
                 OF OPERATIONS.

               THE COMPANY'S LONG-TERM DEBT OBLIGATIONS ARE AS FOLLOWS:

                 December 31,                       20012000

                 Mortgage note collateralized by certain real estate of the Company, interest at prime(9.5% at December 31, 2001) plus 1.75%, paid in full during March 2001 in conjunction with the sale-leaseback of the operating facility (see Note
                 10)payable in monthly installments of $14,167 with a final payment of $850,000 in September 2008 (see Note 16).-
$2,153,000

                 Term loan collateralized by accounts receivable, inventories
                 and machinery and equipment, interest at prime (    % at
                 December 31, 2001) plus 1.75%, paid in full during January 2001 in conjunction with the agreement with an asset-based lender payable in 20 quarterly installments of $47,500 through
                 June 2003 (see Note 16).-                        475,000

                 Promissory note payable to the sellers of a discontinued apparel division through December 2004$396,000 528,000

                 Note due to the estate of the former principal officer, noninterest-bearing interest at prime (4.75% at December 31,
                 2001), payable in monthly installments through 2001.110,000
                                                                  161,000

                 Capitalized lease obligation collateralized by certain computer software, interest at 10%, payable in monthly installments of
                 $1,804 through 20011,000                          21,000


                                                           (continued)
                 December 31,                       20012000

                 Settlement loan collateralized by accounts receivable, inventories and machinery and equipment, interest at
                 prime (    % at December 31, 2001) plus 1.25%, paid in
                 full during January 2001 in conjunction with the agreement with an asset-based lender payable in quarterly installments of $41,667 through December 2001 (see
                 Note 16).-                                  $   167,000
                                                $507,0003,505,000

                Less current portion             243,000841,000
                                                $264,000$2,664,000

                 PAYMENTS DUE ON THE COMPANY'S LONG-TERM DEBT ARE
                 AS FOLLOWS:

      Year ending December 31,
                       2002$243,000
                       20032132,000
                       20043132,000
                         $507,000


  68.STOCK-BASED The Company has stock option plans which provide
COMPENSATION     for the granting of nonqualified
PLANS:           or incentive stock options to officers, key
                 employees and nonemployee directors.  The
                 plans authorize the granting to officers and key
                 employees options to acquire up to
                 700,000 common shares.  Additionally, the plans
                 authorize the granting to
                 nonemployee directors of the Company options to
                 acquire up to 50,000 common
                 shares.  Each plan grants options at the market
                 value of the Company's stock on the
                 date of such grant.  All options are exercisable
                 at times as determined by the board
                 of directors, not to exceed 10 years from the
                 date of grant.

                 Pro forma information regarding net loss and net loss per share is required by SFAS
                 No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended
                 December 31, 2001 and 2000: risk-free interest rates of 4.7% to 5.2% and 6.5% and 6.0%, respectively; no dividend yield;
                 volatility factors of the expected market price of the Company's common stock of 160% and 163% and 100.2%, respectively, and a weighted-average expected life of the options of 9.0 and 6.0 and 9.0 years, respectively.

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

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting
period.  The Company's pro forma
                         information is as follows:

                 December 31,                     20012000

                Net loss:
                  As reported               $(186,000)$(430,000)
                  Pro forma                  (463,000)(728,000)

                Basic and diluted EPS:
                  As reported            $         (.09)$        (.21)
                   Pro forma             $         (.20)$        (.36)

                THE FOLLOWING TABLE SUMMARIZES ACTIVITY IN STOCK OPTIONS:

      December 31,20012000

                                            Weighted-
                Weighted-
                                             average
                average
                                            Exercise
                Exercise
                                      Options Price  Options
                Price

                Outstanding at beginning
                 of year            544,000   $3.33394,000       $3.62

                Granted        158,000    $1.49160,000           $2.65

                Forfeited      (9,000)    $2.43(10,000)          $3.66

                Exercised                           -                -
                                           Outstanding at end of year
   693,000
$2.89544,000$3.33


                Exercisable at end of year467,000         388,000

                Weighted-average fair
                 value of options granted
                 during the year              $1.50              $1.86

                The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                 Weighted
                                  Number        AverageWeighted-
                                Outstanding    Remainingaverage
                   Range of         and       ContractualExercise
                Exercise Price  Exercisable      LifePrice



                $  .94 - $1.67   148,000   9 years$1.49
                $1.97 - $2.43    125,000   6 years$2.20
                $2.52 - $3.75    396,000   5 years$3.48
                $4.68 - $7.32     24,000   7 years$5.31

                At December 31, 2001, 40,000 shares of common stock were reserved for future issuance of stock options.


  79.EMPLOYEE    A profit-sharing and incentive-savings plan
BENEFIT PLANS:   provides benefits to certain employees
                 who meet specified minimum service and age
                 requirements. The plan provides for
                 contributions by the Company equal to one-half
                 of employee contributions (but not
                 more than 2% of eligible compensation) and the
                 Company may make additional
                 contributions out of current or accumulated net
                 earnings at the sole discretion of the
                 Company's board of directors.

                 The Company contributed approximately $135,000 and $105,000 to the plan during the years ended December 31, 2001 and 2000, respectively.



  108.INCOME TAXES:During the year ended December 31, 20010, the
                 Company offset the capital gain
                 realized on the sale of its facility (Ssee Note
                 10) with its net operating loss
                 carryforward. As a result of the transaction, the Company adjusted itsthe valuation allowance against its deferred tax asset, thereby resulting in an income tax provision of $400,000 for the year ended December 31, 2001. The adjustment resulted in a reduction of the deferred tax asset toof
                 $350750,000, of which $75,000 is classified as current. For the year ended December 31, 2000, the Company recorded no income tax provision.


                 For the year ended December 31, 2001, the Company recorded no net income tax provision. At December 31, 2001, the Company has an alternative minimum tax credit of approximately $564,000 with no limitation on the carryforward period and net operating loss carryforwards of approximately $27,370,00028,785,000 which expire through 20210.


                 The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:



                 Tax (benefit) at U.S. statutory rates 34.0%(34.0)% Increase in valuation allowance 153.034.0
                                                  187.0%- 0 - %


                Deferred tax assets are comprised of the following:

                December 31,                        20012000

                Deferred tax assets:
                  Alternative minimum tax credit carryforward $      564,000$

                564,000

                Net operating loss and capital loss carryforwards
                 (including pre-acquisition net operating loss
                 carryforwards)                9,306,0009,787,000

                Various temporary differences  1,705,000676,000

                    Total deferred tax assets11,575,00011,027,000

     Valuation allowances(11,225,000)(10,277,000)
                Net deferred tax assets   $      350,000$
                750,000


  911.SIGNIFICANTCUSTOMERS ANDSales to significant customers accounted for
CONCENTRATIONS   approximately 54% (18%, 18% and
OF CREDIT RISK:  18%) and 41% (25% and 16%) of the Company's
                 consolidated net sales for the years
                 ended December 31, 2001 and 2000, respectively.

                 Significant customers of the Company's
                 Electronics Segment accounted for
                 approximately 71% (31%, 27% and 13%) and 73%
                 (28%, 1827% and 2718%)
                 of the Electronics Segment's net sales for the years ended December 31, 2001 and 2000, respectively.

                 A significant customer of the Company's Power
                 Units Segment accounted for
                 approximately 26% and 24% of the Power Units
                 Segment's net sales for the years
                 ended December 31, 2001 and 2000, respectively.

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




1012.LEASING     In March 2001, the Company entered into a
ARRANGEMENTS:    sale-leaseback of its operating facility
                 whereby it received proceeds of $3,000,000 and
                 entered into an operating lease with
                 an initial term expiring in 2013.  The lease may
                 be extended by the Company at its
                 option through February 2025.  The Company used
                 the proceeds from the sale to pay
                 off the amount outstanding under its existing
                 mortgage with the remainder used for
                 working capital.    Additional oOperating leases
                 are for a sales office, certain
                 equipment and vehicles and are subject to annual
                 increases based on changes in the
                 Consumer Price Index and increases in real
                 estate taxes and certain operating
                 expenses.

                 Future minimum lease payments as of December 31, 2001 under operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

      Year ending December 31,
                      2002$   421,000

                      2003389,000
                      2004411,000
                      2005401,000
                      2006396,000
                   Thereafter2,810,000
                Total future minimum lease payments$4,828,000

                 Rent expense for operating leases was approximately $246,000 and $16,000 for the years ended December 31, 2001 and 2000, respectively. Lease commitments attributed to the discontinued operations amounted to
approximately $          .


                 (a)The Company has employment agreements with
1113.COMMITMENTS  its three executive officers which
AND              may be terminated by the Company with not less
CONTINGENCIES:   than three years' prior notice and
                 with two other principal officers, for aggregate
                 annual compensation of
                 $1,111068,000.  In the event of a change in
                 control of the Company, the executive
                 officers have the right to elect a lump sum
                 payment representing future compensation
                 due them over the remaining years of their
                 agreements.  In addition, the five officers
                 are entitled to bonuses based on a percentage of
                 earnings before taxes, as defined.
                 Total bonus compensation expense was
                 approximately $37,00010,000 and $10,0000
                 for the years ended December 31, 2001 and 2000, respectively.In
September 1993, a class action securities
                 litigation was commenced by an alleged
                 stockholder of USA Classic (formerly a
                 subsidiary of the Company), against USA
                 Classic and certain of its directors in the U.S.
                 District Court for the Southern District
                 of New York.





1214. BUSINESS   The Company operates through two business
SEGMENTS:        segments.  Its Electronics Segment,
                 through the Orbit Instrument Division, is
                 engaged in the design, manufacture and sale
                 of customized electronic components and
                 subsystems.  Its Power Units Segment,
                 through the Behlman Electronics, Inc.
                 subsidiary, is engaged in the design,
                 manufacture and sale of distortion -free
                 commercial power units, power conversion
                 devices and electronic devices for measurement
                 and display.

                 The Company's reportable segments are business units that offer different products.
                 The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

      The following is the Company's business segment information as of and for the years ended December 31, 2001 and 2000:

                December 31,                       20012000

                Net sales:
                  Electronics              $  8,737,000$  6,135,000

                Power Units:
                  Domestic                    5,111,0005,552,000
                  Foreign                       897,0001,019,000
                Total Power Units             6,008,0006,571,000
                                                       Total net sales
$14,745,000$12,706,000

                Income (loss) from continuing operations:
                  Electronics             $     939,000$     216,000
                  Power Units                  (20,000)(7,000)
                  General corporate expenses not allocated   (472,000)(402,000)
                  Depreciation and amortization(125,000)(161,000)
                  Amortization of goodwill     (96,000)(96,000)
                  Interest expense            (212,000)(336,000)
                  Investment and other income, net200,000166,000
                                                         Income (loss) from
continuing operations
                   before income taxes (benefit)$     214,000$   (620,000)

                Assets:
                  Electronics              $  5,582,000$  7,031,000
                  Power Units                 4,019,0003,888,000
                General corporate assets not allocated  2,723,0003,576,000
                Total assets                $12,324,000$14,495,000


13.LOSS PER      The following table sets forth the computation
COMMON SHARE:    of basic and diluted loss per common
                 share:

                 December 31,20012000

       Denominator:
                   Denominator for basic income (loss) per
                   share - weighted-average common shares    2,068,0002,026,000

                Effect of dilutive securities:
                  Employee and director stock options(a)(a)
                  Warrants                          (a)(a)
                                                       Dilutive potential
common shares       (a)(a)

                Denominator for diluted income (loss)
                 per share - weighted-average common
                 shares and assumed conversions2,068,0002,026,000

                 The numerator for basic and diluted loss per share for the years ended December
                 31, 2001 and 2000 is the net loss for both such years.

                 (a) There is no effect of common stock equivalents as such effect would be antidilutive.


14.SUBSEQUENT    IN JANUARY 2002, THE COMPANY'S BOARD OF
EVENTS:          DIRECTORS APPROVED THE 2002 STOCK
                 INCENTIVE PLAN (THE "PLAN") COVERING THE GRANT
                 OF OPTIONS AND/OR RESTRICTED STOCK AWARDS TO
                 ACQUIRE UP TO 350,000 SHARES OF COMMON STOCK.
                 THE COMPANY WILL SEEK SHAREHOLDER APPROVAL OF
                 THE PLAN AT ITS ANNUAL MEETING OF SHAREHOLDERS,
                 EXPECTED TO TAKE PLACE IN JUNE 2002.



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

                                   ORBIT INTERNATIONAL CORP.


DATED: MARCH 29, 2002                   BY: /S/ DENNIS SUNSHINE
                                      DENNIS SUNSHINE, PRESIDENT AND CHIEF
                                      EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS
BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES
AND ON THE DATES INDICATED.


SIGNATURE                TITLE                  DATE


 /S/ DENNIS SUNSHINE     PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTORMARCH
29, 2002
DENNIS SUNSHINE          (PRINCIPAL EXECUTIVE OFFICER)



 /S/ MITCHELL BINDER     VICE PRESIDENT-FINANCE,   CHIEF FINANCIAL MARCH 29,
2002
MITCHELL BINDER                OFFICER AND
                                DIRECTOR
                         (PRINCIPAL FINANCIAL OFFICER)



 /S/ BRUCE REISSMAN      EXECUTIVE VICE PRESIDENT,CHIEF OPERATING MARCH 29, 2002
BRUCE REISSMAN           OFFICER AND
                         DIRECTOR



 /S/ HARLAN SYLVAN             TREASURER,       MARCH 29, 2002
HARLAN SYLVAN            SECRETARY AND CONTROLLER


 /S/ MARK MANNO          DIRECTOR               MARCH 29, 2002
MARK MANNO


 /S/ JOHN MOLLOY         DIRECTOR               MARCH 29, 2002
JOHN MOLLOY


 /S/ BERNARD KARCINELL   DIRECTOR               MARCH 29, 2002
BERNARD KARCINELL


 /S/ DENIS FELDMAN       DIRECTOR               MARCH 29, 2002
DENIS FELDMAN



EXHIBIT 4 (D)  ORBIT INTERNATIONAL CORP. 2002 STOCK INCENTIVE PLAN

    ORBIT INTERNATIONAL CORP. 2002 EMPLOYEE STOCK INCENTIVE PLAN
(APPROVED AND ADOPTED BY THE BOARD OF DIRECTORS ON JANUARY 23, 2002)

                        STATEMENT OF PURPOSE

     THE ORBIT INTERNATIONAL CORP. 2002 EMPLOYEE STOCK INCENTIVE PLAN IS INTENDED TO AFFORD AN INCENTIVE
TO EMPLOYEES, CORPORATE OFFICERS AND OTHER KEY PERSONS EMPLOYED OR RETAINED BY ORBIT INTERNATIONAL
CORP. AND ITS SUBSIDIARIES AND AFFILIATES TO ACQUIRE A PROPRIETARY INTEREST IN THE COMPANY AND TO ENABLE THE
COMPANY AND ITS SUBSIDIARIES AND AFFILIATES TO ATTRACT AND RETAIN SUCH
PERSONS.

                         DEFINITIONS

FOR PURPOSES OF THE PLAN, THE FOLLOWING TERMS ARE DEFINED AS SET FORTH BELOW:

A. "10% HOLDER" SHALL MEAN ANY PERSON WHO, FOR PURPOSES OF SECTION 422 OF THE CODE OWNS MORE THAN 10% OF
THE TOTAL COMBINED VOTING POWER OF ALL CLASSES OF STOCK OF THE EMPLOYER CORPORATION OR OF ANY SUBSIDIARY.

B. "AWARD" MEANS A STOCK OPTION, STOCK APPRECIATION RIGHT OR RESTRICTED STOCK.

C. "BOARD" MEANS THE BOARD OF DIRECTORS OF THE COMPANY.

D. "CHANGE OF CONTROL" HAS THE MEANING SET FORTH IN SECTION 4.3.1.

E. "CODE" MEANS THE INTERNAL REVENUE CODE OF 1986, AS AMENDED FROM TIME TO TIME, AND ANY SUCCESSOR THERETO.

F. "COMMITTEE" MEANS THE COMMITTEE REFERRED TO IN SECTION 3.1.

G. "COMMON STOCK" MEANS COMMON STOCK, PAR VALUE $.10 PER SHARE, OF THE
COMPANY.

H. "COMPANY" MEANS ORBIT INTERNATIONAL CORP., A DELAWARE CORPORATION.

I. "COVERED EMPLOYEE" MEANS A PARTICIPANT DESIGNATED PRIOR TO THE GRANT OF RESTRICTED STOCK BY THE COMMITTEE
WHO IS OR MAY BE A "COVERED EMPLOYEE" WITHIN THE MEANING OF SECTION 162(M)(3) OF THE CODE IN THE YEAR IN WHICH
RESTRICTED STOCK IS EXPECTED TO BE TAXABLE TO SUCH PARTICIPANT.

J. "ELIGIBLE PERSONS" MEANS THE ELIGIBLE PERSONS REFERRED TO IN SECTION 2 OF THE PLAN.

K. "EXCHANGE ACT" MEANS THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED FROM TIME TO TIME, AND ANY SUCCESSOR
THERETO.
L. "FAIR MARKET VALUE" MEANS, AS OF ANY GIVEN DATE, (I) IF THE COMMON STOCK IS LISTED OR ADMITTED TO TRADE ON A
NATIONAL SECURITIES EXCHANGE, THE CLOSING PRICE OF THE COMMON STOCK ON THE COMPOSITE TAPE, AS PUBLISHED IN THE
WALL STREET JOURNAL, OF THE PRINCIPAL NATIONAL SECURITIES EXCHANGE ON WHICH THE COMMON STOCK IS SO LISTED OR
ADMITTED TO TRADE, ON SUCH DATE, OR, IF THERE IS NO TRADING OF THE COMMON STOCK ON SUCH DATE, THEN THE CLOSING
PRICE OF THE COMMON STOCK AS QUOTED ON SUCH COMPOSITE TAPE ON THE NEXT PRECEDING DATE ON WHICH THERE WAS
TRADING IN SUCH SHARES; (II) IF THE COMMON STOCK IS NOT LISTED OR ADMITTED TO TRADE ON A NATIONAL SECURITIES
EXCHANGE BUT IS LISTED AND QUOTED ON THE NASDAQ STOCK MARKET ("NASDAQ"), THE LAST SALE PRICE FOR THE COMMON
STOCK ON SUCH DATE AS REPORTED BY NASDAQ, OR, IF THERE IS NO REPORTED TRADING OF THE COMMON STOCK ON SUCH DATE,
THEN THE LAST SALE PRICE FOR THE COMMON STOCK ON THE NEXT PRECEDING DATE ON WHICH THERE WAS TRADING IN THE
COMMON STOCK; (III) IF THE COMMON STOCK IS NOT LISTED OR ADMITTED TO TRADE ON A NATIONAL SECURITIES EXCHANGE AND
IS NOT LISTED AND QUOTED ON NASDAQ, THE MEAN BETWEEN THE CLOSING BID AND ASKED PRICE FOR THE COMMON STOCK ON
SUCH DATE, AS FURNISHED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. ("NASD") OVER-THE-COUNTER
BULLETIN BOARD (THE "OTCBB"); (IV) IF THE COMMON STOCK IS NOT LISTED OR ADMITTED TO TRADE ON A NATIONAL
SECURITIES EXCHANGE, NOT LISTED AND QUOTED ON NASDAQ AND CLOSING BID AND ASKED PRICES ARE NOT FURNISHED BY THE
OTCBB, THE MEAN BETWEEN THE CLOSING BID AND ASKED PRICE FOR THE COMMON STOCK ON SUCH DATE, AS FURNISHED
BY THE PINK SHEETS, LLC ("PINK SHEETS") OR SIMILAR ORGANIZATION; AND (V) IF THE STOCK IS NOT LISTED OR ADMITTED
TO TRADE ON A NATIONAL SECURITIES EXCHANGE, NOT LISTED AND QUOTED ON NASDAQ AND IF BID AND ASKED PRICES FOR THE
COMMON STOCK ARE NOT FURNISHED BY THE OTCBB, PINK SHEETS OR A SIMILAR ORGANIZATION, THE VALUE ESTABLISHED
IN GOOD FAITH BY THE COMMITTEE.

M. "INCENTIVE STOCK OPTION" MEANS ANY STOCK OPTION DESIGNATED AS, AND INTENDED TO QUALIFY AS, AN "INCENTIVE
STOCK OPTION" WITHIN THE MEANING OF SECTION 422 OF THE CODE.

N. "NON-QUALIFIED STOCK OPTION" MEANS ANY STOCK OPTION THAT IS NOT AN INCENTIVE STOCK OPTION.

O. "PERFORMANCE GOALS" MEANS THE PERFORMANCE GOALS ESTABLISHED BY THE COMMITTEE IN CONNECTION WITH THE GRANT
OF RESTRICTED STOCK.

P. "PLAN" MEANS THE ORBIT INTERNATIONAL CORP. 2002 EMPLOYEE STOCK INCENTIVE PLAN, AS SET FORTH HEREIN AND AS
HEREINAFTER AMENDED FROM TIME TO TIME.

Q. "QUALIFIED PERFORMANCE-BASED AWARD" MEANS AN AWARD OF RESTRICTED STOCK DESIGNATED AS SUCH BY THE
COMMITTEE AT THE TIME OF GRANT, BASED UPON A DETERMINATION THAT (I) THE RECIPIENT IS OR MAY BE A "COVERED
EMPLOYEE" WITHIN THE MEANING OF SECTION 162(M)(3) OF THE CODE IN THE YEAR IN WHICH THE COMPANY WOULD EXPECT
TO BE ABLE TO CLAIM A TAX DEDUCTION WITH RESPECT TO SUCH RESTRICTED STOCK AND
(II) THE COMMITTEE WISHES SUCH
AWARD TO QUALIFY FOR THE SECTION 162(M) EXEMPTION.

R. "RESTRICTED STOCK" MEANS AN AWARD GRANTED UNDER SECTION 6.

S. "SECTION 162(M) EXEMPTION" MEANS THE EXEMPTION FROM THE LIMITATION ON DEDUCTIBILITY IMPOSED BY SECTION
162(M) OF THE CODE THAT IS SET FORTH IN SECTION 162(M)(4)(C) OF THE CODE.

T. "STOCK APPRECIATION RIGHT" MEANS AN AWARD GRANTED UNDER SECTION 5.

U. "STOCK OPTION" MEANS AN AWARD GRANTED UNDER SECTION 4.

V. "SUBSIDIARY" SHALL HAVE THE MEANING GIVEN TO THE TERM "SUBSIDIARY CORPORATION" IN SECTION 424(F) OF THE CODE.

W. "TERMINATION OF EMPLOYMENT" MEANS THE TERMINATION OF THE PARTICIPANT'S EMPLOYMENT WITH THE COMPANY AND
ANY OF ITS SUBSIDIARIES. A PARTICIPANT EMPLOYED BY A SUBSIDIARY SHALL ALSO BE DEEMED TO INCUR A TERMINATION OF
EMPLOYMENT IF THE SUBSIDIARY CEASES TO BE SUCH A SUBSIDIARY, AND THE PARTICIPANT DOES NOT IMMEDIATELY
THEREAFTER BECOME AN EMPLOYEE OF THE COMPANY OR ANOTHER SUBSIDIARY. TEMPORARY ABSENCES FROM EMPLOYMENT
BECAUSE OF ILLNESS, VACATION OR LEAVE OF ABSENCE AND TRANSFERS AMONG THE COMPANY AND ITS SUBSIDIARIES SHALL NOT
BE CONSIDERED TERMINATIONS OF EMPLOYMENT. IF SO DETERMINED BY THE COMMITTEE, A PARTICIPANT SHALL BE DEEMED
NOT TO HAVE INCURRED A TERMINATION OF EMPLOYMENT IF THE PARTICIPANT ENTERS INTO A CONTRACT WITH THE COMPANY
OR A SUBSIDIARY PROVIDING FOR THE RENDERING BY THE PARTICIPANT OF CONSULTING SERVICES TO THE COMPANY OR SUCH
SUBSIDIARY ON TERMS APPROVED BY THE COMMITTEE; HOWEVER, TERMINATION OF EMPLOYMENT OF THE PARTICIPANT SHALL
OCCUR WHEN SUCH CONTRACT CEASES TO BE IN EFFECT.

     IN ADDITION, CERTAIN OTHER TERMS USED HEREIN HAVE DEFINITIONS GIVEN TO THEM IN THE FIRST PLACE IN WHICH
THEY ARE USED.

                        STATEMENT OF THE PLAN

1.   SHARES SUBJECT TO THE PLAN.

     SUBJECT TO THE PROVISIONS OF SECTION 7, THE MAXIMUM NUMBER OF SHARES OF SHARES WHICH MAY BE ISSUED
UNDER THE PLAN SHALL BE THREE HUNDRED FIFTY THOUSAND (350,000) SHARES OF COMMON STOCK, PAR VALUE $.10 PER
SHARE, OF THE COMPANY (THE "SHARES"). THE COMPANY SHALL AT ALL TIMES WHILE THE PLAN IS IN EFFECT RESERVE SUCH
NUMBER OF SHARES OF COMMON STOCK AS WILL BE SUFFICIENT TO SATISFY THE REQUIREMENTS OF OUTSTANDING AWARDS
GRANTED UNDER THE PLAN. THE SHARES SUBJECT TO THE PLAN SHALL BE EITHER AUTHORIZED AND UNISSUED SHARES OR
TREASURY SHARES OF COMMON STOCK. IF ANY AWARD IS FORFEITED, OR IF ANY STOCK OPTION (AND RELATED STOCK
APPRECIATION RIGHT, IF ANY) TERMINATES, EXPIRES OR LAPSES FOR ANY REASON WITHOUT HAVING BEEN EXERCISED IN FULL
OR SHALL CEASE FOR ANY REASON TO BE EXERCISABLE IN WHOLE OR IN PART, OR IF ANY STOCK APPRECIATION RIGHT IS EXERCISED
FOR CASH, THE UNPURCHASED SHARES SUBJECT TO SUCH AWARDS SHALL AGAIN BE AVAILABLE FOR DISTRIBUTION UNDER THE PLAN.
NO MORE THAN 30% OF THE SHARES OF COMMON STOCK AVAILABLE FOR GRANT UNDER THE PLAN AS OF THE FIRST DAY OF ANY
CALENDAR YEAR IN WHICH THE PLAN IS IN EFFECT SHALL BE UTILIZED IN THAT FISCAL YEAR FOR THE GRANT OF AWARDS IN THE
FORM OF RESTRICTED STOCK.

2.   ELIGIBILITY.

     AWARDS MAY BE GRANTED ONLY TO EMPLOYEES, SALARIED OFFICERS AND OTHER KEY PERSONS EMPLOYED OR RETAINED
BY THE COMPANY OR ITS SUBSIDIARIES ("ELIGIBLE PERSONS"). AS USED IN THIS PLAN, THE TERM "SUBSIDIARIES" SHALL
INCLUDE SUBSIDIARIES OF A SUBSIDIARY. DIRECTORS WHO ARE NOT SALARIED OFFICERS OR EMPLOYEES OF THE COMPANY OR ITS
SUBSIDIARIES OR WHO ARE MEMBERS OF THE COMMITTEE SHALL NOT BE ELIGIBLE FOR AWARDS UNDER THIS PLAN.

3.   ADMINISTRATION OF THE PLAN.

     3.1. THE PLAN SHALL BE ADMINISTERED EITHER BY EITHER THE FULL BOARD OF DIRECTORS OR BY A COMMITTEE
(EITHER THE FULL BOARD OR THE COMMITTEE IS REFERRED TO HEREINAFTER AS THE "COMMITTEE") COMPOSED OF AT LEAST TWO
NON-EMPLOYEE DIRECTORS, EACH OF WHOM SHALL BE A DISINTERESTED PERSON, AS DEFINED BY RULE 16B-3(C)(2)(I) UNDER
THE EXCHANGE ACT, WHICH COMMITTEE SHALL BE APPOINTED BY AND SERVE AT THE PLEASURE OF THE BOARD. WITHIN THE
LIMITS OF THE EXPRESS PROVISIONS OF THE PLAN, THE COMMITTEE SHALL HAVE THE AUTHORITY TO DETERMINE, IN ITS ABSOLUTE
DISCRETION, (I) THE INDIVIDUALS TO WHOM, AND THE TIME OR TIMES AT WHICH AWARDS SHALL BE GRANTED, (II) WHETHER AND
TO WHAT EXTENT INCENTIVE STOCK OPTIONS, NON-QUALIFIED STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND RESTRICTED
STOCK OR ANY COMBINATION THEREOF ARE TO BE GRANTED HEREUNDER, (III) THE NUMBER OF SHARES TO BE COVERED BY EACH
AWARD GRANTED HEREUNDER, (IV) SUBJECT TO SECTIONS 4.7 AND 6.3(G), THE TERMS AND CONDITIONS OF ANY AWARD
GRANTED HEREUNDER INCLUDING, BUT NOT LIMITED TO, THE OPTION PRICE, ANY VESTING CONDITION, RESTRICTION OR LIMITATION
(WHICH MAY BE RELATED TO THE PERFORMANCE OF THE PARTICIPANT, THE COMPANY OR ANY SUBSIDIARY), AND ANY VESTING,
ACCELERATION, FORFEITURE OR WAIVER REGARDING ANY AWARD AND THE SHARES OF COMMON STOCK RELATING THERETO, (V)
MODIFY, AMEND OR ADJUST THE TERMS AND CONDITIONS OF ANY AWARD, AT ANY TIME OR FROM TIME TO TIME, INCLUDING BUT
NOT LIMITED TO, PERFORMANCE GOALS; PROVIDED, HOWEVER, THAT THE COMMITTEE MAY NOT ADJUST UPWARDS THE AMOUNT
PAYABLE WITH RESPECT TO QUALIFIED PERFORMANCE-BASED AWARDS OR WAIVE OR ALTER THE PERFORMANCE GOALS
ASSOCIATED THEREWITH OR CAUSE SUCH RESTRICTED STOCK TO VEST EARLIER THAN PERMITTED BY SECTION 6.3(G); (VI) TO WHAT
EXTENT AND UNDER WHAT CIRCUMSTANCES COMMON STOCK AND OTHER AMOUNTS PAYABLE WITH RESPECT TO AN AWARD SHALL
BE DEFERRED; AND (VII) UNDER WHAT CIRCUMSTANCES AN AWARD MAY BE SETTLED IN CASH OR COMMON STOCK UNDER
SECTIONS 6.3(B) AND 10.2. IN MAKING SUCH DETERMINATIONS, THE COMMITTEE MAY TAKE INTO ACCOUNT SUCH FACTORS AS
THE COMMITTEE, IN ITS ABSOLUTE DISCRETION, SHALL DEEM RELEVANT. SUBJECT TO THE EXPRESS PROVISIONS OF THE PLAN, THE
COMMITTEE SHALL ALSO HAVE THE AUTHORITY TO INTERPRET THE PLAN, TO PRESCRIBE, AMEND AND RESCIND RULES AND
REGULATIONS RELATING TO IT, TO DETERMINE THE TERMS AND PROVISIONS OF THE RESPECTIVE OPTION INSTRUMENTS OR
AGREEMENTS (WHICH NEED NOT BE IDENTICAL) AND TO MAKE ALL OTHER DETERMINATIONS AND TAKE ALL OTHER ACTIONS
NECESSARY OR ADVISABLE FOR THE ADMINISTRATION OF THE PLAN. THE COMMITTEE'S DETERMINATIONS ON THE MATTERS
REFERRED TO IN THIS SECTION 3.1 SHALL BE CONCLUSIVE. ANY DETERMINATION BY A MAJORITY OF THE MEMBERS OF THE
COMMITTEE SHALL BE DEEMED TO HAVE BEEN MADE BY THE WHOLE COMMITTEE.

     3.2. EACH MEMBER OF THE COMMITTEE SHALL BE INDEMNIFIED AND HELD HARMLESS BY THE COMPANY AGAINST
ANY COST OR EXPENSE (INCLUDING COUNSEL FEES) REASONABLY INCURRED BY HIM OR HER, OR LIABILITY (INCLUDING ANY SUM
PAID IN SETTLEMENT OF A CLAIM WITH THE APPROVAL OF THE COMPANY) ARISING OUT OF ANY ACT OR OMISSION TO ACT IN
CONNECTION WITH THE PLAN UNLESS ARISING OUT OF SUCH MEMBER'S OWN FRAUD OR BAD FAITH, TO THE EXTENT PERMITTED BY
APPLICABLE LAW. SUCH INDEMNIFICATION SHALL BE IN ADDITION TO ANY RIGHTS OF INDEMNIFICATION THE MEMBERS MAY HAVE
AS DIRECTORS OR OTHERWISE UNDER THE BY-LAWS OF THE COMPANY, ANY AGREEMENT OR VOTE OF STOCKHOLDERS OR
DISINTERESTED DIRECTORS OR OTHERWISE.
4.   STOCK OPTIONS.

     STOCK OPTIONS MAY BE GRANTED ALONE OR IN ADDITION TO OTHER AWARDS. STOCK OPTIONS GRANTED HEREUNDER
MAY BE EITHER INCENTIVE STOCK OPTIONS OR NON-QUALIFIED STOCK OPTIONS. ANY STOCK OPTION GRANTED HEREUNDER
SHALL BE IN SUCH FORM AS THE COMMITTEE MAY FROM TIME TO TIME APPROVE.
STOCK OPTIONS GRANTED UNDER THE PLAN SHALL BE SUBJECT TO THE FOLLOWING TERMS AND CONDITIONS AND SHALL CONTAIN
SUCH ADDITIONAL TERMS AND CONDITIONS AS THE COMMITTEE SHALL DEEM DESIRABLE:

     4.1. STOCK OPTION EXERCISE PRICE.     EXCEPT FOR INCENTIVE STOCK OPTIONS,
THE EXERCISE PRICE OF EACH
STOCK OPTION GRANTED UNDER THE PLAN SHALL BE DETERMINED BY THE COMMITTEE IN ITS ABSOLUTE DISCRETION, BUT IN NO
EVENT SHALL SUCH PRICE BE LESS THAN THE PAR VALUE OF THE SHARES SUBJECT TO THE STOCK OPTION. THE EXERCISE PRICE FOR
INCENTIVE STOCK OPTIONS SHALL NOT BE LESS THAN 100% OF THE FAIR MARKET VALUE PER SHARE OF THE COMMON STOCK
AT THE TIME THE STOCK OPTION IS GRANTED, NOR LESS THAN 110% OF SUCH FAIR MARKET VALUE IN THE CASE OF AN INCENTIVE
STOCK OPTION GRANTED TO AN INDIVIDUAL WHO, AT THE TIME THE OPTION IS GRANTED, IS A 10% HOLDER. THE FAIR MARKET
VALUE OF THE SHARES SHALL BE DETERMINED IN GOOD FAITH BY THE COMMITTEE, WITH THE APPROVAL OF THE BOARD, IN
ACCORDANCE WITH THE PLAN AND APPLICABLE LAW.

     4.2.      MAXIMUM STOCK OPTION GRANT.    WITH RESPECT TO STOCK OPTIONS
WHICH ARE INTENDED TO QUALIFY
AS INCENTIVE STOCK OPTIONS, THE AGGREGATE FAIR MARKET VALUE (DETERMINED AS OF THE TIME THE STOCK OPTION IS
GRANTED) OF THE COMMON STOCK WITH RESPECT TO WHICH INCENTIVE STOCK OPTIONS GRANTED TO ANY PARTICIPANT
(WHETHER UNDER THIS PLAN OR UNDER ANY OTHER STOCK OPTION PLAN OF THE COMPANY OR ITS SUBSIDIARIES) BECOME
EXERCISABLE FOR THE FIRST TIME IN ANY CALENDAR YEAR MAY NOT EXCEED $100,000. THE NUMBER OF SHARES FOR WHICH
ANY PARTICIPANT, IN ANY CALENDAR YEAR, MAY BE GRANTED STOCK OPTIONS UNDER THE PLAN NOT TREATED AS INCENTIVE
STOCK OPTIONS SHALL BE LIMITED TO NOT MORE THAN 100,000. NOTWITHSTANDING THE FORGOING, NOTHING CONTAINED IN THE
PLAN SHALL BE CONSTRUED TO PROHIBIT THE GRANT OF STOCK OPTIONS UNDER THE PLAN TO AN ELIGIBLE PERSON BY REASON
OF HIS OR HER HOLDING STOCK OPTIONS TO PURCHASE SHARES OF COMMON STOCK OR ANY OTHER SECURITIES OF THE COMPANY
GRANTED OTHERWISE THAN UNDER THE PLAN.

     4.3.      EXERCISE OF STOCK OPTIONS.

     4.3.1. SUBJECT TO THE PROVISIONS IN THIS SECTION 4.3 AND IN SECTION 9, STOCK OPTIONS MAY BE EXERCISED
IN WHOLE OR IN PART. THE COMMITTEE, IN ITS ABSOLUTE DISCRETION, SHALL DETERMINE THE TIME OR TIMES AT WHICH ANY
STOCK OPTION GRANTED UNDER THE PLAN MAY BE EXERCISED; PROVIDED, HOWEVER, THAT EACH STOCK OPTION:

          (A) SHALL BE EXERCISABLE BY A PARTICIPANT ONLY IF SUCH PARTICIPANT WAS AN ELIGIBLE PERSON
(AND IN THE CASE OF AN INCENTIVE STOCK OPTION, WAS AN EMPLOYEE OR SALARIED OFFICER OF THE COMPANY OR ANY OF ITS
SUBSIDIARIES) AT ALL TIMES BEGINNING FROM THE DATE OF THE GRANT OF THE INCENTIVE STOCK OPTION TO A DATE NOT MORE
THAN THREE MONTHS (EXCEPT AS OTHERWISE PROVIDED IN SECTION 8) BEFORE EXERCISE OF SUCH STOCK OPTION;

          (B) MAY NOT BE EXERCISED PRIOR TO THE EXPIRATION OF AT LEAST ONE YEAR FROM THE DATE OF GRANT
EXCEPT IN THE CASE OF THE DEATH OR DISABILITY OF THE PARTICIPANT OR OTHERWISE WITH THE APPROVAL OF THE COMMITTEE
OR THE BOARD OF DIRECTORS OR, IF THE OPTION AGREEMENT EVIDENCING SUCH STOCK OPTION SO PROVIDES, UPON A "CHANGE
OF CONTROL" AS DEFINED BELOW.

          (C) SHALL EXPIRE NO LATER THAN THE EXPIRATION OF TEN YEARS (FIVE YEARS IN THE CASE OF AN
INCENTIVE STOCK OPTION GRANTED TO A 10% HOLDER) FROM THE DATE OF ITS GRANT;
AND

          (D) SHALL NOT BE EXERCISABLE BY A PARTICIPANT UNTIL SUCH PARTICIPANT EXECUTES AND DELIVERS
A WRITTEN REPRESENTATION TO THE EFFECT THAT HE OR SHE IS ACQUIRING THE COMMON STOCK FOR INVESTMENT AND NOT WITH
THE INTENT OF DISTRIBUTING THE SAME (UNLESS SUCH COMMON STOCK SHALL BE APPROPRIATELY REGISTERED UNDER THE
SECURITIES ACT OF 1933, AS AMENDED, OR EXEMPT FROM REGISTRATION THEREUNDER).

     A "CHANGE OF CONTROL" AS USED IN THIS SECTION 4.3 SHALL MEAN ANY OF THE
FOLLOWING:

          (I) ANY CONSOLIDATION, MERGER OR SALE OF THE COMPANY IN WHICH THE COMPANY IS NOT THE
CONTINUING OR SURVIVING CORPORATION OR PURSUANT TO WHICH SHARES OF THE COMPANY'S STOCK WOULD BE CONVERTED INTO
CASH, SECURITIES OR OTHER PROPERTY; OR

          (II) THE STOCKHOLDERS OF THE COMPANY APPROVE AN AGREEMENT FOR THE SALE, LEASE, EXCHANGE
OR OTHER TRANSFER (IN ONE TRANSACTION OR A SERIES OF RELATED TRANSACTIONS) OF ALL OR SUBSTANTIALLY ALL OF THE ASSETS OF
THE COMPANY; OR

          (III) ANY APPROVAL BY THE STOCKHOLDERS OF THE COMPANY OF ANY PLAN OR PROPOSAL FOR THE
LIQUIDATION OR DISSOLUTION OF THE COMPANY; OR

          (IV) THE ACQUISITION OF BENEFICIAL OWNERSHIP (WITHIN THE MEANING OF RULE 13D-3 UNDER THE
EXCHANGE ACT OF AN AGGREGATE OF 25% OR MORE OF THE VOTING POWER OF THE COMPANY'S OUTSTANDING VOTING
SECURITIES BY ANY SINGLE PERSON OR GROUP (AS SUCH TERM IS USED IN RULE 13D-5 UNDER THE EXCHANGE ACT), UNLESS SUCH
ACQUISITION WAS APPROVED BY THE BOARD OF DIRECTORS PRIOR TO THE CONSUMMATION THEREOF); OR

          (V) THE APPOINTMENT OF A TRUSTEE IN A CHAPTER 11 BANKRUPTCY PROCEEDING INVOLVING THE
COMPANY OR THE CONVERSION OF SUCH A PROCEEDING INTO A CASE UNDER CHAPTER 7.

AS A CONDITION OF THE GRANT OF A STOCK OPTION, THE COMMITTEE, IN ITS ABSOLUTE DISCRETION, MAY REQUIRE AN ELIGIBLE
PERSON TO ENTER INTO AN EMPLOYMENT AGREEMENT WITH THE COMPANY OR ANY SUBSIDIARY OR AFFILIATE OF THE COMPANY
COVERING A PERIOD OF AT LEAST ONE YEAR FOLLOWING THE GRANT, AND IF THE GRANT SPECIFICALLY REQUIRES, COMPLIANCE WITH
ALL TERMS AND CONDITIONS OF ANY SUCH EMPLOYMENT AGREEMENT SHALL BE A CONDITION TO THE EXERCISE BY THE
PARTICIPANT OF HIS OR HER STOCK OPTION (PROVIDED, HOWEVER, THAT SUCH COMPLIANCE MAY BE WAIVED BY THE
COMMITTEE IN ITS ABSOLUTE DISCRETION).

     4.3.2. STOCK OPTIONS GRANTED UNDER THE PLAN SHALL BE EXERCISED BY THE DELIVERY BY THE HOLDER THEREOF
TO THE COMPANY AT ITS PRINCIPAL OFFICES (TO THE ATTENTION OF THE SECRETARY) OF WRITTEN NOTICE OF THE NUMBER OF
SHARES WITH RESPECT TO WHICH THE STOCK OPTION IS BEING EXERCISED, ACCOMPANIED BY PAYMENT IN FULL OF THE STOCK
OPTION EXERCISE PRICE OF SUCH SHARES. THE EXERCISE PRICE SHALL BE PAYABLE IN CASH BY A CERTIFIED OR BANK CHECK
OR SUCH OTHER INSTRUMENT AS THE COMPANY MAY ACCEPT; PROVIDED, HOWEVER, THAT IN LIEU OF PAYMENT IN CASH, A
PARTICIPANT MAY, WITH THE APPROVAL OF THE COMPANY'S BOARD AND ON THE RECOMMENDATION OF THE COMMITTEE, PAY
FOR ALL OR PART OF THE SHARES TO BE PURCHASED UPON EXERCISE OF HIS OR HER STOCK OPTION BY:

          (A) TENDERING TO THE COMPANY SHARES OF THE COMPANY'S COMMON STOCK OWNED BY SUCH
PARTICIPANT AND HAVING A FAIR MARKET VALUE (AS DETERMINED PURSUANT TO SECTION 4.1) EQUAL TO THE EXERCISE PRICE
(OR THE BALANCE THEREOF) APPLICABLE TO SUCH PARTICIPANT'S STOCK OPTION; OR

          (B) MAKE AVAILABLE ANY EXERCISE AND SELL (OR CASHLESS EXERCISE) PROGRAM WHICH THE COMPANY
HAS ESTABLISHED WITH A BROKER-DEALER.


     4.3.3. THE HOLDER OF AN OPTION SHALL HAVE NONE OF THE RIGHTS OF A STOCKHOLDER WITH RESPECT TO THE SHARES
          COVERED BY HIS OR HER OPTION UNTIL SUCH SHARES SHALL BE ISSUED TO HIM OR HER UPON THE EXERCISE
          OF HIS OR HER OPTION.

     4.4. TERMINATION OF SERVICE. IN THE EVENT THAT THE SERVICE OF AN INDIVIDUAL TO WHOM A STOCK OPTION
HAS BEEN GRANTED UNDER THE PLAN SHALL TERMINATE (OTHERWISE THAN BY REASON OF HIS OR HER DEATH OR TOTAL DISABILITY,
OR FOR CAUSE), SUCH OPTION MAY BE EXERCISED (IF AND TO THE EXTENT THAT SUCH INDIVIDUAL WAS ENTITLED TO DO SO AT THE
DATE OF TERMINATION OF HIS OR HER SERVICE) AT ANY TIME WITHIN THREE MONTHS AFTER SUCH TERMINATION AND IN NO EVENT
AFTER THE EXPIRATION OF THE TERM OF THE OPTION. NO OPTION GRANTED UNDER THE PLAN MAY BE EXERCISED BY A
PARTICIPANT FOLLOWING TERMINATION OF SUCH PARTICIPANT'S EMPLOYMENT FOR CAUSE. "TERMINATION FOR CAUSE" SHALL
MEAN DISMISSAL FOR DISHONESTY, CONVICTION OR CONFESSION OF A CRIME PUNISHABLE BY LAW (EXCEPT MINOR VIOLATIONS),
FRAUD, MISCONDUCT OR DISCLOSURE OF CONFIDENTIAL INFORMATION. IF THE SERVICE OF AN INDIVIDUAL TO WHOM A STOCK
OPTION HAS BEEN GRANTED UNDER THE PLAN SHALL BE SUSPENDED PENDING AN INVESTIGATION OF WHETHER OR NOT THE
INDIVIDUAL SHALL BE TERMINATED FOR CAUSE, ALL OF THE INDIVIDUALS RIGHTS UNDER ANY OPTION GRANTED HEREUNDER
LIKEWISE SHALL BE SUSPENDED DURING THE PERIOD OF INVESTIGATION.

     4.5. DEATH OR TOTAL DISABILITY OF A STOCK OPTION HOLDER. IN THE EVENT OF THE DEATH OR TOTAL DISABILITY
OF AN INDIVIDUAL TO WHOM A STOCK OPTION HAS BEEN GRANTED UNDER THE PLAN (I) WHILE SERVING AS AN ELIGIBLE PERSON;
OR (II) WITHIN THREE MONTHS AFTER THE TERMINATION OF SUCH SERVICE, OTHERWISE THAN FOR CAUSE, SUCH OPTION MAY BE
EXERCISED (IF AND TO THE EXTENT THAT THE DECEASED INDIVIDUAL WAS ENTITLED TO DO SO AT THE DATE OF HIS OR HER DEATH
OR TOTAL DISABILITY) BY A LEGATEE OR LEGATEES OF SUCH PARTICIPANT UNDER SUCH INDIVIDUAL'S LAST WILL AND TESTAMENT OR
BY HIS OR HER PERSONAL REPRESENTATIVES OR DISTRIBUTEES, AT ANY TIME WITHIN TWELVE MONTHS AFTER HIS OR HER DEATH
OR TOTAL DISABILITY, BUT IN NO EVENT AFTER THE EXPIRATION OF THE TERM OF THE OPTION.

     AS USED IN THIS PLAN, THE TERM "TOTAL DISABILITY" REFERS TO A MENTAL OR PHYSICAL IMPAIRMENT OF THE
INDIVIDUAL WHICH HAS LASTED OR IS EXPECTED TO LAST FOR A CONTINUOUS PERIOD OF TWELVE MONTHS OR MORE AND WHICH
CAUSES THE INDIVIDUAL TO BE UNABLE, IN THE OPINION OF THE COMPANY AND TWO (IF MORE THAN ONE IS REQUIRED BY THE
COMPANY IN ITS SOLE DISCRETION) INDEPENDENT PHYSICIANS, TO PERFORM HIS OR HER DUTIES FOR THE COMPANY AND TO BE
ENGAGED IN ANY SUBSTANTIAL GAINFUL ACTIVITY. TOTAL DISABILITY SHALL BE DEEMED TO HAVE OCCURRED ON THE FIRST DAY
AFTER THE COMPANY AND THE TWO (IF MORE THAN ONE IS REQUIRED BY THE COMPANY IN ITS SOLE DISCRETION) INDEPENDENT
PHYSICIANS HAVE FURNISHED THEIR OPINION OF TOTAL DISABILITY TO THE COMMITTEE.

     4.6. NON-TRANSFERABILITY OF STOCK OPTIONS. A STOCK OPTION SHALL NOT BE TRANSFERABLE OTHERWISE THAN
BY WILL OR THE LAWS OF DESCENT AND DISTRIBUTION AND IS EXERCISABLE DURING THE LIFETIME OF THE EMPLOYEE ONLY BY HIM
OR HIS GUARDIAN OR LEGAL REPRESENTATIVE. NOTWITHSTANDING THE FOREGOING, THE COMMITTEE SHALL HAVE DISCRETIONARY
AUTHORITY TO GRANT STOCK OPTIONS WHICH WILL BE TRANSFERABLE TO MEMBERS OF A PARTICIPANT'S IMMEDIATE FAMILY,
INCLUDING TRUSTS FOR THE BENEFIT OF SUCH FAMILY MEMBERS AND PARTNERSHIPS IN WHICH SUCH FAMILY MEMBERS ARE THE
ONLY PARTNERS. A TRANSFERRED OPTION WOULD BE SUBJECT TO ALL OF THE SAME TERMS AND CONDITIONS AS IF SUCH OPTION HAD
NOT BEEN TRANSFERRED. UPON ANY ATTEMPT TO TRANSFER A STOCK OPTION GRANTED UNDER THIS PLAN OTHERWISE THAN AS
PERMITTED HEREUNDER, OR UPON THE LEVY OF ATTACHMENT OR SIMILAR PROCESS UPON SUCH OPTION, SUCH OPTION SHALL
AUTOMATICALLY BECOME NULL AND VOID AND OF NO FURTHER FORCE AND EFFECT.

     4.7. EVIDENCE OF STOCK OPTION GRANT. EACH OPTION GRANTED PURSUANT TO THE PLAN SHALL BE EVIDENCED
BY AN AGREEMENT (THE "OPTION AGREEMENT") WHICH SHALL CLEARLY IDENTIFY THE STATUS OF THE STOCK OPTIONS GRANTED
THEREUNDER (I.E, WHETHER AN INCENTIVE STOCK OPTION OR NON-QUALIFIED STOCK OPTION). THE OPTION AGREEMENT
SHALL COMPLY IN ALL RESPECTS WITH THE TERMS AND CONDITIONS OF THE PLAN AND MAY CONTAIN SUCH ADDITIONAL PROVISIONS,
INCLUDING, WITHOUT LIMITATION, RESTRICTIONS UPON THE EXERCISE OF THE OPTION, AS THE COMMITTEE SHALL DEEM ADVISABLE.


     4.8. DEFERRAL OF STOCK OPTION SHARES. THE COMMITTEE MAY FROM TIME TO TIME ESTABLISH PROCEDURES
PURSUANT TO WHICH A PARTICIPANT MAY ELECT TO DEFER, UNTIL A TIME OR TIMES LATER THAN THE EXERCISE OF A STOCK OPTION,
RECEIPT OF ALL OR A PORTION OF THE SHARES OF COMMON STOCK SUBJECT TO SUCH STOCK OPTION AND/OR TO RECEIVE CASH AT
SUCH LATER TIME OR TIMES IN LIEU OF SUCH DEFERRED SHARES, ALL ON SUCH TERMS AND CONDITIONS AS THE COMMITTEE SHALL
DETERMINE. IF ANY SUCH DEFERRALS ARE PERMITTED, THEN NOTWITHSTANDING SECTIONS
4.3.1 AND  4.3.2. ABOVE, A
PARTICIPANT WHO ELECTS SUCH DEFERRAL SHALL NOT HAVE ANY RIGHTS AS A STOCKHOLDER WITH RESPECT TO SUCH DEFERRED
SHARES UNLESS AND UNTIL SHARES ARE ACTUALLY DELIVERED TO THE PARTICIPANT WITH RESPECT THERETO, EXCEPT TO THE EXTENT
OTHERWISE DETERMINED BY THE COMMITTEE.

5.   STOCK APPRECIATION RIGHTS

     5.1. GRANT AND EXERCISE. STOCK APPRECIATION RIGHTS MAY BE GRANTED IN CONJUNCTION WITH ALL OR PART
OF ANY STOCK OPTION GRANTED UNDER THE PLAN. IN THE CASE OF A NON-QUALIFIED STOCK OPTION, SUCH RIGHTS MAY BE
GRANTED EITHER AT OR AFTER THE TIME OF GRANT OF SUCH STOCK OPTION. IN THE CASE OF AN INCENTIVE STOCK OPTION, SUCH
RIGHTS MAY BE GRANTED ONLY AT THE TIME OF GRANT OF SUCH STOCK OPTION. A STOCK APPRECIATION RIGHT SHALL TERMINATE
AND NO LONGER BE EXERCISABLE UPON THE TERMINATION OR EXERCISE OF THE RELATED STOCK OPTION.
     A STOCK APPRECIATION RIGHT MAY BE EXERCISED BY A PARTICIPANT IN ACCORDANCE WITH SECTION 5.2 BY
SURRENDERING THE APPLICABLE PORTION OF THE RELATED STOCK OPTION IN ACCORDANCE WITH PROCEDURES ESTABLISHED BY
THE COMMITTEE. UPON SUCH EXERCISE AND SURRENDER, THE PARTICIPANT SHALL BE ENTITLED TO RECEIVE AN AMOUNT
DETERMINED IN THE MANNER PRESCRIBED IN SECTION 5.2. STOCK OPTIONS WHICH HAVE BEEN SO SURRENDERED SHALL NO
LONGER BE EXERCISABLE TO THE EXTENT THE RELATED STOCK APPRECIATION RIGHTS HAVE BEEN EXERCISED.
     5.2 TERMS AND CONDITIONS. STOCK APPRECIATION RIGHTS SHALL BE SUBJECT TO SUCH TERMS AND
CONDITIONS AS SHALL BE DETERMINED BY THE COMMITTEE, INCLUDING THE FOLLOWING:

          (A) STOCK APPRECIATION RIGHTS SHALL BE EXERCISABLE ONLY AT SUCH TIME OR TIMES AND TO THE EXTENT
THAT THE STOCK OPTIONS TO WHICH THEY RELATE ARE EXERCISABLE IN ACCORDANCE WITH THE PROVISIONS OF SECTION 4 AND
THIS SECTION 5.

          (B) UPON THE EXERCISE OF A STOCK APPRECIATION RIGHT, A PARTICIPANT SHALL BE ENTITLED TO RECEIVE
AN AMOUNT IN CASH, SHARES OF COMMON STOCK OR BOTH, IN VALUE EQUAL TO THE EXCESS OF THE FAIR MARKET VALUE OF
ONE SHARE OF COMMON STOCK OVER THE OPTION PRICE PER SHARE SPECIFIED IN THE RELATED STOCK OPTION MULTIPLIED BY
THE NUMBER OF SHARES IN RESPECT OF WHICH THE STOCK APPRECIATION RIGHT SHALL HAVE BEEN EXERCISED, WITH THE
COMMITTEE HAVING THE RIGHT TO DETERMINE THE FORM OF PAYMENT.

          (C) STOCK APPRECIATION RIGHTS SHALL BE TRANSFERABLE ONLY TO PERMITTED TRANSFEREES OF THE
UNDERLYING STOCK OPTION IN ACCORDANCE WITH SECTION 4.6.
          (D) UPON THE EXERCISE OF A STOCK APPRECIATION RIGHT, THE STOCK OPTION OR PART
THEREOF TO WHICH SUCH STOCK APPRECIATION RIGHT IS RELATED SHALL BE DEEMED TO HAVE BEEN EXERCISED FOR THE PURPOSE
OF THE LIMITATION SET FORTH IN SECTION 1 ON THE NUMBER OF SHARES OF COMMON STOCK TO BE ISSUED UNDER THE PLAN,
BUT ONLY TO THE EXTENT OF THE NUMBER OF SHARES COVERED BY THE STOCK APPRECIATION RIGHT AT THE TIME OF EXERCISE
BASED ON THE VALUE OF THE STOCK APPRECIATION RIGHT AT SUCH TIME.

5.    RESTRICTED STOCK

     6.1. ADMINISTRATION. SHARES OF RESTRICTED STOCK MAY BE AWARDED EITHER ALONE OR IN ADDITION TO OTHER
AWARDS GRANTED UNDER THE PLAN. THE COMMITTEE SHALL DETERMINE THE ELIGIBLE PERSONS TO WHOM AND THE TIME OR
TIMES AT WHICH GRANTS OF RESTRICTED STOCK WILL BE AWARDED, THE NUMBER OF SHARES TO BE AWARDED TO ANY ELIGIBLE
PERSON, THE CONDITIONS FOR VESTING, THE TIME OR TIMES WITHIN WHICH SUCH AWARDS MAY BE SUBJECT TO FORFEITURE AND
ANY OTHER TERMS AND CONDITIONS OF THE AWARDS, IN ADDITION TO THOSE CONTAINED IN SECTION 6.3.
     6.2. AWARDS AND CERTIFICATES. SHARES OF RESTRICTED STOCK SHALL BE EVIDENCED IN SUCH
MANNER AS THE COMMITTEE MAY DEEM APPROPRIATE, INCLUDING BOOK-ENTRY REGISTRATION OR ISSUANCE OF ONE OR MORE
STOCK CERTIFICATES. ANY CERTIFICATE ISSUED IN RESPECT OF SHARES OF RESTRICTED STOCK SHALL BE REGISTERED IN THE NAME
OF SUCH ELIGIBLE PERSON AND SHALL BEAR AN APPROPRIATE LEGEND REFERRING TO THE TERMS, CONDITIONS, AND RESTRICTIONS
APPLICABLE TO SUCH AWARD, SUBSTANTIALLY IN THE FOLLOWING FORM:

          "THE TRANSFERABILITY OF THIS CERTIFICATE AND THE SHARES OF STOCK REPRESENTED HEREBY ARE SUBJECT
          TO THE TERMS AND CONDITIONS (INCLUDING FORFEITURE) OF THE ORBIT INTERNATIONAL CORP. 2002 STOCK
          INCENTIVE PLAN AND A RESTRICTED STOCK AGREEMENT. COPIES OF SUCH PLAN AND AGREEMENT ARE ON
          FILE AT THE OFFICES OF ORBIT INTERNATIONAL CORP., 80 CABOT COURT, HAUPPAUGE, NEW YORK 11788."

THE COMMITTEE MAY REQUIRE THAT THE CERTIFICATES EVIDENCING SUCH SHARES BE HELD IN CUSTODY BY THE COMPANY UNTIL
THE RESTRICTIONS THEREON SHALL HAVE LAPSED AND THAT, AS A CONDITION OF ANY AWARD OF RESTRICTED STOCK, THE
PARTICIPANT SHALL HAVE DELIVERED A STOCK POWER, ENDORSED IN BLANK, RELATING TO THE COMMON STOCK COVERED BY SUCH
AWARD.
     6.3. TERMS AND CONDITIONS. SHARES OF RESTRICTED STOCK SHALL BE SUBJECT TO THE FOLLOWING
TERMS AND CONDITIONS:

          (A) THE COMMITTEE MAY, PRIOR TO OR AT THE TIME OF GRANT, DESIGNATE AN AWARD OF RESTRICTED
STOCK AS A QUALIFIED PERFORMANCE-BASED AWARD, IN WHICH EVENT IT SHALL CONDITION THE GRANT OR VESTING, AS
APPLICABLE, OF SUCH RESTRICTED STOCK UPON THE ATTAINMENT OF PERFORMANCE GOALS. IF THE COMMITTEE DOES NOT
DESIGNATE AN AWARD OF RESTRICTED STOCK AS A QUALIFIED PERFORMANCE-BASED AWARD, IT MAY ALSO CONDITION THE
GRANT OR VESTING THEREOF UPON THE ATTAINMENT OF PERFORMANCE GOALS. REGARDLESS OF WHETHER AN AWARD OF
RESTRICTED STOCK IS A QUALIFIED PERFORMANCE-BASED AWARD, THE COMMITTEE MAY ALSO CONDITION THE GRANT OR
VESTING THEREOF UPON THE CONTINUED SERVICE OF THE PARTICIPANT. THE CONDITIONS FOR GRANT OR VESTING AND THE OTHER
PROVISIONS OF RESTRICTED STOCK AWARDS (INCLUDING WITHOUT LIMITATION ANY APPLICABLE PERFORMANCE GOALS) NEED
NOT BE THE SAME WITH RESPECT TO EACH RECIPIENT. THE COMMITTEE MAY AT ANY TIME, IN ITS SOLE DISCRETION, ACCELERATE
OR WAIVE, IN WHOLE OR IN PART, ANY OF THE FOREGOING RESTRICTIONS; PROVIDED, HOWEVER, THAT IN THE CASE OF RESTRICTED
STOCK THAT IS A QUALIFIED PERFORMANCE-BASED AWARD, THE APPLICABLE PERFORMANCE GOALS HAVE BEEN SATISFIED.
          (B) SUBJECT TO THE PROVISIONS OF THE PLAN AND THE RESTRICTED STOCK AGREEMENT REFERRED
TO IN SECTION 6.3(F), DURING THE PERIOD, IF ANY, SET BY THE COMMITTEE, COMMENCING WITH THE DATE OF SUCH AWARD
FOR WHICH SUCH PARTICIPANT'S CONTINUED SERVICE IS REQUIRED (THE "RESTRICTION PERIOD"), AND UNTIL THE LATER OF (I)
THE EXPIRATION OF THE RESTRICTION PERIOD AND (II) THE DATE THE APPLICABLE PERFORMANCE GOALS (IF ANY) ARE SATISFIED,
THE PARTICIPANT SHALL NOT BE PERMITTED TO SELL, ASSIGN, TRANSFER, PLEDGE OR OTHERWISE ENCUMBER SHARES OF RESTRICTED
STOCK; PROVIDED, HOWEVER, THAT THE FOREGOING SHALL NOT PREVENT A PARTICIPANT FROM PLEDGING RESTRICTED STOCK AS
SECURITY FOR A LOAN, THE SOLE PURPOSE OF WHICH IS TO PROVIDE FUNDS TO PAY THE OPTION PRICE FOR STOCK OPTIONS.
          (C) EXCEPT AS PROVIDED IN THIS SECTION 6.3(C) AND SECTIONS 6.3(A) AND 6.3(B) AND THE
RESTRICTED STOCK AGREEMENT, THE PARTICIPANT SHALL HAVE, WITH RESPECT TO THE SHARES OF RESTRICTED STOCK, ALL OF THE
RIGHTS OF A STOCKHOLDER OF THE COMPANY HOLDING THE CLASS OR SERIES OF COMMON STOCK THAT IS THE SUBJECT OF THE
RESTRICTED STOCK, INCLUDING, IF APPLICABLE, THE RIGHT TO VOTE THE SHARES AND THE RIGHT TO RECEIVE ANY DIVIDENDS. IF
SO DETERMINED BY THE COMMITTEE IN THE APPLICABLE RESTRICTED STOCK AGREEMENT,
(I) CASH DIVIDENDS ON THE CLASS
OR SERIES OF COMMON STOCK THAT IS THE SUBJECT OF THE RESTRICTED STOCK AWARD SHALL BE AUTOMATICALLY DEFERRED AND
REINVESTED IN ADDITIONAL RESTRICTED STOCK, HELD SUBJECT TO THE VESTING OF THE UNDERLYING RESTRICTED STOCK, OR HELD
SUBJECT TO MEETING PERFORMANCE GOALS APPLICABLE ONLY TO DIVIDENDS; AND (II) DIVIDENDS PAYABLE IN COMMON STOCK
SHALL BE PAID IN THE FORM OF RESTRICTED STOCK OF THE SAME CLASS AS THE COMMON STOCK WITH WHICH SUCH DIVIDEND
WAS PAID, HELD SUBJECT TO THE VESTING OF THE UNDERLYING RESTRICTED STOCK, OR HELD SUBJECT TO MEETING PERFORMANCE
GOALS APPLICABLE ONLY TO DIVIDENDS.
          (D) EXCEPT TO THE EXTENT OTHERWISE PROVIDED IN THE APPLICABLE RESTRICTED STOCK
AGREEMENT OR SECTIONS 6.3(A), 6.3(B), 6.3(E) OR 8.1(D), UPON A PARTICIPANT'S TERMINATION OF EMPLOYMENT FOR ANY
REASON DURING THE RESTRICTION PERIOD OR BEFORE THE APPLICABLE PERFORMANCE GOALS ARE SATISFIED, ALL SHARES STILL
SUBJECT TO RESTRICTION SHALL BE FORFEITED BY THE PARTICIPANT.
          (E) EXCEPT TO THE EXTENT OTHERWISE PROVIDED IN SECTION 8.1(D), IN THE EVENT THAT A
PARTICIPANT RETIRES OR SUCH PARTICIPANT'S EMPLOYMENT IS INVOLUNTARILY TERMINATED, THE COMMITTEE SHALL HAVE THE
DISCRETION TO WAIVE, IN WHOLE OR IN PART, ANY OR ALL REMAINING RESTRICTIONS (OTHER THAN, IN THE CASE OF RESTRICTED
STOCK WITH RESPECT TO WHICH A PARTICIPANT IS A COVERED EMPLOYEE, SATISFACTION OF THE APPLICABLE PERFORMANCE
GOALS UNLESS THE PARTICIPANT'S EMPLOYMENT IS TERMINATED BY REASON OF DEATH OR DISABILITY) WITH RESPECT TO ANY
OR ALL OF SUCH PARTICIPANT'S SHARES OF RESTRICTED STOCK.

          (F) IF AND WHEN ANY APPLICABLE PERFORMANCE GOALS ARE SATISFIED AND THE RESTRICTION PERIOD
EXPIRES WITHOUT A PRIOR FORFEITURE OF THE RESTRICTED STOCK, UNLEGENDED CERTIFICATES FOR SUCH SHARES SHALL BE
DELIVERED TO THE PARTICIPANT UPON SURRENDER OF THE LEGENDED CERTIFICATES.
          (G) EACH AWARD SHALL BE CONFIRMED BY, AND BE SUBJECT TO, THE TERMS OF A RESTRICTED
STOCK AGREEMENT.
          (H) NOTWITHSTANDING THE FOREGOING, BUT SUBJECT TO THE PROVISIONS OF
SECTION 8 HEREOF,
NO AWARD IN THE FORM OF RESTRICTED STOCK, THE VESTING OF WHICH IS CONDITIONED ONLY UPON THE CONTINUED SERVICE
OF THE PARTICIPANT, SHALL VEST EARLIER THAN THE FIRST, SECOND AND THIRD ANNIVERSARIES OF THE DATE OF GRANT THEREOF,
ON EACH OF WHICH DATES A MAXIMUM OF ONE-THIRD OF THE SHARES OF COMMON STOCK SUBJECT TO THE AWARD MAY VEST,
AND NO AWARD IN THE FORM OF RESTRICTED STOCK, THE VESTING OF WHICH IS CONDITIONED UPON THE ATTAINMENT OF A
SPECIFIED PERFORMANCE GOAL OR GOALS, SHALL VEST EARLIER THAN THE FIRST ANNIVERSARY OF THE DATE OF GRANT THEREOF.

5.   ADJUSTMENTS UPON CHANGE IN CAPITALIZATION.

     IN THE EVENT OF CHANGES IN THE OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY BY REASON OF STOCK
DIVIDENDS, STOCK SPLITS, REVERSE STOCK SPLITS, RECAPITALIZATIONS, MERGERS, CONSOLIDATIONS, COMBINATIONS OR EXCHANGES
OF SHARES, SEPARATIONS, REORGANIZATIONS OR LIQUIDATIONS, THE NUMBER AND CLASS OF SHARES AVAILABLE UNDER THE PLAN,
THE NUMBER AND CLASS OF SHARES OR THE AMOUNT OF CASH OR OTHER ASSETS OR SECURITIES AVAILABLE UPON THE EXERCISE
OF ANY AWARD GRANTED HEREUNDER AND THE NUMBER OF SHARES TO BE ISSUED PURSUANT TO AN AWARD SHALL BE
CORRESPONDINGLY ADJUSTED, TO THE END THAT THE PARTICIPANT'S PROPORTIONATE INTEREST IN THE COMPANY, ANY SUCCESSOR
THERETO OR IN THE CASH, ASSETS OR OTHER SECURITIES INTO WHICH SHARES ARE CONVERTED OR EXCHANGED SHALL BE
MAINTAINED TO THE SAME EXTENT, AS NEAR AS MAY BE PRACTICABLE, AS IMMEDIATELY BEFORE THE OCCURRENCE OF ANY SUCH
EVENT. ALL REFERENCES IN THIS PLAN TO "COMMON STOCK" FROM AND AFTER THE OCCURRENCE OF SUCH EVENT SHALL BE
DEEMED FOR ALL PURPOSES OF THIS PLAN TO REFER TO SUCH OTHER CLASS OF SHARES OR SECURITIES ISSUABLE UPON THE EXERCISE
OR PAYMENT OF AWARDS GRANTED PURSUANT HERETO.

5.   MATERIAL TRANSACTION, LIQUIDATION OR DISSOLUTION OF THE COMPANY.

     8.1. IN THE EVENT OF A REORGANIZATION, MERGER OR CONSOLIDATION IN WHICH THE COMPANY IS NOT THE
SURVIVING CORPORATION, OR A SALE OF ALL OR SUBSTANTIALLY ALL OF THE ASSETS OF THE COMPANY TO ANOTHER PERSON OR ENTITY
(EACH A "MATERIAL TRANSACTION"), UNLESS OTHERWISE PROVIDED IN THE OPTION AGREEMENT, THE COMMITTEE SHALL:

          (A) PROVIDE FOR THE ASSUMPTION OF OUTSTANDING AWARDS, OR THE SUBSTITUTION OF OUTSTANDING
AWARDS FOR NEW AWARDS, FOR EQUITY SECURITIES OF THE SURVIVING, SUCCESSOR OR PURCHASING CORPORATION, OR A PARENT
OR SUBSIDIARY THEREOF, WITH APPROPRIATE ADJUSTMENTS AS TO THE NUMBER, KIND AND PRICES OF SHARES SUBJECT TO SUCH
AWARDS, AS DETERMINED IN GOOD FAITH BY THE BOARD IN ITS SOLE DISCRETION, OR

          (B) PROVIDE THAT THE VESTING OF EACH OUTSTANDING STOCK OPTION AND STOCK APPRECIATION RIGHT
SHALL AUTOMATICALLY BE ACCELERATED SO THAT 100% OF THE UNVESTED SHARES COVERED BY SUCH AWARD SHALL BE FULLY
VESTED UPON THE CONSUMMATION OF THE MATERIAL TRANSACTION, AND

               (I) PROVIDE NOTICE TO PARTICIPANTS THAT ALL OUTSTANDING STOCK OPTIONS MUST BE
                    EXERCISED ON OR BEFORE A SPECIFIED DATE (WHICH DATE SHALL BE AT LEAST FIVE DAYS
                    FROM THE DATE OF NOTICE), AFTER WHICH THE STOCK OPTIONS AND STOCK
                    APPRECIATION RIGHTS SHALL TERMINATE; OR

               (II) TERMINATE EACH OUTSTANDING STOCK OPTION AND STOCK APPRECIATION RIGHT IN ITS
                    ENTIRETY AND EXCHANGE SUCH AWARD FOR A PAYMENT OF CASH, SECURITIES AND/OR
                    PROPERTY EQUAL TO THE FAIR MARKET VALUE OF THE COMMON STOCK INTO WHICH
                    SUCH AWARD CONVERTIBLE, LESS THE EXERCISE PRICE FOR SUCH AWARD.

          (C) PROVIDE THAT THE RESTRICTIONS AND DEFERRAL LIMITATIONS APPLICABLE TO ANY RESTRICTED STOCK
SHALL LAPSE, AND SUCH RESTRICTED STOCK SHALL BECOME FREE OF ALL RESTRICTIONS AND BECOME FULLY VESTED AND
TRANSFERABLE, AND
          (D) THE COMMITTEE MAY ALSO MAKE ADDITIONAL ADJUSTMENTS AND/OR SETTLEMENTS OF
OUTSTANDING AWARDS AS IT DEEMS APPROPRIATE AND CONSISTENT WITH THE PLAN'S PURPOSES.

     8.2. IN THE EVENT OF THE DISSOLUTION OR LIQUIDATION THE COMPANY, WHETHER VOLUNTARY OR OTHERWISE, THAT
IS NOT A MATERIAL TRANSACTION, ALL OUTSTANDING UNEXERCISED STOCK OPTIONS AND STOCK APPRECIATION RIGHTS MUST
BE EXERCISED, IF AT ALL, WITHIN THE NINETY DAY PERIOD COMMENCING ON THE DATE SPECIFIED IN SECTION 8.3 BELOW. ALL
SUCH AWARDS WHICH BECOME EXERCISABLE DURING THE NINETY DAY PERIOD COMMENCING ON THE DATE SPECIFIED IN SECTION
8.3 BELOW, SHALL TERMINATE AT THE END OF SUCH NINETY DAY PERIOD TO THE EXTENT NOT EXERCISED PRIOR THERETO.

     8.3. THE DATE SPECIFIED IN THIS SECTION 8.3 IS THE DATE OF THE EARLIEST TO OCCUR OF THE FOLLOWING EVENTS:

          (I) THE ENTRY, IN A COURT HAVING JURISDICTION, OF AN ORDER THAT THE COMPANY BE LIQUIDATED
OR DISSOLVED;

          (II) ADOPTION BY THE STOCKHOLDERS OF THE COMPANY OF A RESOLUTION RESOLVING THAT THE
COMPANY BE LIQUIDATED OR DISSOLVED VOLUNTARILY; OR

          (III) ADOPTION BY THE STOCKHOLDERS OF THE COMPANY OF A RESOLUTION TO THE EFFECT THAT THE
COMPANY CANNOT, BY REASON OF ITS LIABILITIES, CONTINUE ITS BUSINESS AND THAT IT IS ADVISABLE TO LIQUIDATE OR DISSOLVE
THE COMPANY. NOTWITHSTANDING ANYTHING HEREIN TO THE CONTRARY, IN NO EVENT MAY ANY OPTION GRANTED HEREUNDER
BE EXERCISED AFTER THE EXPIRATION OF THE TERM OF SUCH OPTION.

5.   FURTHER CONDITIONS.

     EACH AWARD GRANTED UNDER THE PLAN SHALL BE SUBJECT TO THE REQUIREMENT THAT IF AT ANY TIME THE
COMMITTEE SHALL DETERMINE, IN ITS ABSOLUTE DISCRETION, THAT IT IS NECESSARY OR DESIRABLE AS A CONDITION OF, OR IN
CONNECTION WITH THE GRANT AND/OR ISSUANCE OF AWARD OR THE EXERCISE THEREOF, TO EFFECT OR OBTAIN, AS THE CASE MAY
BE:

           (I) THE LISTING, REGISTRATION OR QUALIFICATION OF THE SHARES SUBJECT TO SUCH AWARD UPON ANY
SECURITIES EXCHANGE OR UNDER ANY STATE OR FEDERAL LAW;

          (II)      THE CONSENT OR APPROVAL OF ANY GOVERNMENTAL BODY;

          (III) ANY INVESTMENT REPRESENTATION OR AGREEMENT BY THE INDIVIDUAL DESIRING TO BE ISSUED OR
TO EXERCISE AN AWARD GRANTED UNDER THE PLAN; OR

          (IV)      AN OPINION OF COUNSEL FOR THE COMPANY,

THEN, NO AWARD MAY BE ISSUED OR EXERCISED, AS THE CASE MAY BE, IN WHOLE OR IN PART UNLESS SUCH LISTING,
REGISTRATION, QUALIFICATION, CONSENT, APPROVAL, INVESTMENT OR REPRESENTATION AGREEMENT OR OPINION SHALL HAVE BEEN
EFFECTED OR OBTAINED, AS THE CASE MAY BE, FREE OF ANY CONDITION NOT ACCEPTABLE TO THE BOARD OR THE COMMITTEE.

5.   EXCHANGE AND BUYOUT OF AWARDS.

     10.1. THE COMMITTEE MAY, AT ANY TIME OR FROM TIME TO TIME, AUTHORIZE THE COMPANY, WITH THE CONSENT
OF THE RESPECTIVE PARTICIPANTS, TO ISSUE NEW AWARDS IN EXCHANGE FOR THE SURRENDER AND CANCELLATION OF ANY OR ALL
OUTSTANDING AWARDS.

     10.2. THE COMMITTEE MAY, AT ANY TIME OR FROM TIME TO TIME, AUTHORIZE THE COMPANY TO BUY FROM A
PARTICIPANT AN AWARD PREVIOUSLY GRANTED WITH PAYMENT IN CASH, SHARES (INCLUDING RESTRICTED STOCK) OR OTHER
CONSIDERATION, BASED ON SUCH TERMS AND CONDITIONS AS THE COMMITTEE AND THE PARTICIPANT MAY AGREE.

5.   TERMINATION, MODIFICATION AND AMENDMENT.

     11.1 THE PLAN (BUT NOT AWARDS PREVIOUSLY GRANTED UNDER THE PLAN) SHALL TERMINATE ON, AND NO
AWARDS SHALL BE GRANTED AFTER, THE TENTH ANNIVERSARY OF ITS ADOPTION BY THE BOARD; PROVIDED THAT THE BOARD MAY
AT ANY TIME TERMINATE THE PLAN PRIOR THERETO UPON THE ADOPTION OF A RESOLUTION OF THE BOARD.

     11.2 THE BOARD SHALL HAVE COMPLETE POWER AND AUTHORITY TO MODIFY OR AMEND THE PLAN IN WHOLE OR
IN PART AND FROM TIME TO TIME IN SUCH RESPECTS AS IT SHALL DEEM ADVISABLE; PROVIDED, HOWEVER, THAT THE BOARD SHALL
NOT, WITHOUT THE APPROVAL OF THE VOTES REPRESENTED BY A MAJORITY OF THE OUTSTANDING COMMON STOCK OF THE
COMPANY PRESENT OR REPRESENTED AND ENTITLED TO VOTE AT A MEETING OF STOCKHOLDERS DULY HELD IN ACCORDANCE WITH
THE APPLICABLE LAWS OF THE COMPANY'S JURISDICTION OF INCORPORATION OR BY THE WRITTEN CONSENT OF STOCKHOLDERS
OWNING STOCK REPRESENTING A MAJORITY OF THE VOTES OF THE COMPANY'S OUTSTANDING STOCK ENTITLED TO VOTE:

           (I) INCREASE THE NUMBER OF SHARES AVAILABLE FOR THE GRANT OF AWARDS UNDER SECTION 1 OF THE
PLAN  (EXCEPT AS PROVIDED IN SECTION 7);

          (II) EXTEND THE TERM OF THE PLAN OR THE PERIOD DURING WHICH AWARDS MAY BE GRANTED OR
EXERCISED;

          (III) REDUCE THE STOCK OPTION PRICE, IN THE CASE OF INCENTIVE STOCK OPTIONS BELOW 100%
(110% IN THE CASE OF AN INCENTIVE STOCK OPTION GRANTED TO A 10% HOLDER) OF THE FAIR MARKET VALUE OF THE SHARES
ISSUABLE UPON EXERCISE OF STOCK OPTIONS AT THE TIME OF THE GRANTING THEREOF, OTHER THAN TO CHANGE THE MANNER OF
DETERMINING THE FAIR MARKET VALUE THEREOF;


          (IV) ALTER THE MAXIMUM NUMBER OF SHARES AVAILABLE FOR THE GRANT OF AWARDS IN THE FORM OF
INCENTIVE STOCK OPTIONS AND RESTRICTED STOCK;

          (V) MATERIALLY INCREASE THE BENEFITS ACCRUING TO PARTICIPANTS UNDER THE PLAN;

          (VI)      MODIFY THE REQUIREMENTS AS TO ELIGIBILITY FOR
PARTICIPATION IN THE PLAN;

          (VII) MODIFY THE NATURE OF THE AWARDS WHICH MAY BE GRANTED UNDER THE PLAN;

          (VIII) WITH RESPECT TO STOCK OPTIONS WHICH ARE INCENTIVE STOCK OPTIONS, AMEND THE PLAN IN
ANY RESPECT WHICH WOULD CAUSE SUCH STOCK OPTIONS TO NO LONGER QUALIFY FOR INCENTIVE STOCK OPTION TREATMENT
PURSUANT TO THE CODE; AND

          (IX) ALTER THE PROVISIONS SET FORTH IN SECTION 6.3(H) WITH RESPECT TO MINIMUM VESTING SCHEDULES
RELATING TO AWARDS IN THE FORM OF RESTRICTED STOCK.

NO TERMINATION OR AMENDMENT OF THE PLAN SHALL, WITHOUT THE CONSENT OF THE INDIVIDUAL PARTICIPANT, SHALL ADVERSELY
AFFECT THE RIGHTS OF SUCH PARTICIPANT UNDER AN AWARD THERETOFORE GRANTED TO HIM OR HER.

5.   TAXES.

     THE COMPANY MAY MAKE SUCH PROVISIONS AS IT MAY DEEM APPROPRIATE FOR THE WITHHOLDING OF ANY TAXES
WHICH IT DETERMINES IS REQUIRED IN CONNECTION WITH ANY AWARDS GRANTED UNDER THE PLAN. THE COMPANY MAY
FURTHER REQUIRE NOTIFICATION FROM THE PARTICIPANTS UPON ANY DISPOSITION OF COMMON STOCK ACQUIRED PURSUANT TO
THE AWARDS GRANTED HEREUNDER.

5.   EFFECTIVENESS OF THE PLAN.

     THE PLAN SHALL BECOME EFFECTIVE IMMEDIATELY UPON ITS APPROVAL AND ADOPTION BY THE BOARD, SUBJECT TO
APPROVAL BY A MAJORITY OF THE VOTES OF THE OUTSTANDING SHARES OF CAPITAL STOCK OF THE STOCKHOLDERS OF THE COMPANY
CAST AT ANY DULY CALLED ANNUAL OR SPECIAL MEETING OF THE COMPANY'S STOCKHOLDERS HELD WITHIN ONE YEAR FROM THE
DATE OF BOARD ADOPTION AND APPROVAL.

5.   DESIGNATION OF BENEFICIARY BY PARTICIPANT.

     A PARTICIPANT MAY DESIGNATE ONE OR MORE BENEFICIARIES TO RECEIVE ANY RIGHTS AND PAYMENTS TO WHICH SUCH
PARTICIPANT MAY BE ENTITLED IN RESPECT OF ANY OPTION GRANTED UNDER THE PLAN IN THE EVENT OF SUCH PARTICIPANT'S
DEATH. SUCH DESIGNATION SHALL BE ON A WRITTEN FORM ACCEPTABLE TO AND FILED WITH THE COMMITTEE. THE COMMITTEE
SHALL HAVE THE RIGHT TO REVIEW AND APPROVE BENEFICIARY DESIGNATIONS. A PARTICIPANT MAY CHANGE THE PARTICIPANT'S
BENEFICIARY(IES) FROM TIME TO TIME IN THE SAME MANNER AS THE ORIGINAL DESIGNATION, UNLESS SUCH PARTICIPANT HAS
MADE AN IRREVOCABLE DESIGNATION. ANY DESIGNATION OF BENEFICIARY UNDER THE PLAN (TO THE EXTENT IT IS VALID AND
ENFORCEABLE UNDER APPLICABLE LAW) SHALL BE CONTROLLING OVER ANY OTHER DISPOSITION, TESTAMENTARY OR OTHERWISE, AS
DETERMINED BY THE COMMITTEE. IF NO DESIGNATED BENEFICIARY SURVIVES THE PARTICIPANT AND IS LIVING ON THE DATE ON
WHICH ANY RIGHT OR AMOUNT BECOMES PAYABLE TO SUCH PARTICIPANT'S BENEFICIARY(IES), SUCH PAYMENT WILL BE MADE
TO THE LEGAL REPRESENTATIVES OF THE PARTICIPANT'S ESTATE, AND THE TERM "BENEFICIARY" AS USED IN THE PLAN SHALL BE
DEEMED TO INCLUDE SUCH PERSON OR PERSONS. IF THERE IS ANY QUESTION AS TO THE LEGAL RIGHT OF ANY BENEFICIARY TO
RECEIVE A DISTRIBUTION UNDER THE PLAN, THE COMMITTEE MAY DETERMINE THAT THE AMOUNT IN QUESTION BE PAID TO THE
LEGAL REPRESENTATIVES OF THE ESTATE OF THE PARTICIPANT, IN WHICH EVENT THE COMPANY, THE COMMITTEE, THE BOARD AND
THE COMMITTEE AND THE MEMBERS THEREOF WILL HAVE NO FURTHER LIABILITY TO ANY PERSON OR ENTITY WITH RESPECT TO SUCH
AMOUNT.

5.   CERTIFICATES.

     ALL SHARES DELIVERED UNDER THIS PLAN WILL BE SUBJECT TO SUCH STOCK TRANSFER ORDERS, LEGENDS AND OTHER
RESTRICTIONS AS THE COMMITTEE MAY DEEM NECESSARY OR ADVISABLE, INCLUDING RESTRICTIONS UNDER ANY APPLICABLE
FEDERAL, STATE OR FOREIGN SECURITIES LAW, OR ANY RULES, REGULATIONS AND OTHER REQUIREMENTS PROMULGATED UNDER SUCH
LAWS OR ANY STOCK EXCHANGE OR AUTOMATED QUOTATION SYSTEM UPON WHICH THE SHARES MAY BE LISTED OR QUOTED AND
EACH STOCK CERTIFICATE EVIDENCING SUCH SHARES AND OTHER CERTIFICATES SHALL HAVE THE APPROPRIATELY LEGEND.

5.   SECURITIES LAW AND OTHER REGULATORY COMPLIANCE.

     16.1. THE ISSUANCE OF AWARDS UNDER THE PLAN WILL NOT BE EFFECTIVE UNLESS SUCH ISSUANCE IS MADE IN
COMPLIANCE WITH ALL APPLICABLE FEDERAL AND STATE SECURITIES LAWS, RULES AND REGULATIONS OF ANY GOVERNMENTAL BODY,
AND THE REQUIREMENTS OF ANY STOCK EXCHANGE OR AUTOMATED QUOTATION SYSTEM UPON WHICH THE SHARES MAY THEN BE
LISTED OR QUOTED, AS THEY ARE IN EFFECT ON THE DATE OF ISSUANCE/GRANT AND ALSO ON THE DATE OF EXERCISE OR OTHER
ISSUANCE. NOTWITHSTANDING ANY OTHER PROVISION IN THIS PLAN, THE COMPANY WILL HAVE NO OBLIGATION TO ISSUE OR
DELIVER STOCK CERTIFICATES FOR SHARES UNDER THIS PLAN PRIOR TO:

          (I) OBTAINING ANY APPROVALS FROM GOVERNMENTAL AGENCIES THAT THE COMMITTEE DETERMINES
     ARE NECESSARY OR ADVISABLE; AND/OR

          (II) COMPLETION OF ANY REGISTRATION OR OTHER QUALIFICATION OF SUCH SHARES UNDER ANY STATE OR
     FEDERAL LAW OR RULING OF ANY GOVERNMENTAL BODY THAT THE COMMITTEE DETERMINES TO BE NECESSARY OR
     ADVISABLE.

     16.2. THE COMPANY WILL BE UNDER NO OBLIGATION TO REGISTER THE SHARES UNDER THE SECURITIES ACT OF
1933, AS AMENDED, OR TO EFFECT COMPLIANCE WITH THE REGISTRATION, QUALIFICATION OR LISTING REQUIREMENTS OF ANY STATE
SECURITIES LAWS, STOCK EXCHANGE OR AUTOMATED QUOTATION SYSTEM, AND THE COMPANY WILL HAVE NO LIABILITY FOR ANY
INABILITY OR FAILURE TO DO SO.



17.  NO OBLIGATION TO EMPLOY.

     THE PLAN SHALL NOT CONSTITUTE A CONTRACT OF EMPLOYMENT AND NOTHING IN THIS PLAN SHALL CONFER OR BE
DEEMED TO CONFER ON ANY PARTICIPANT ANY RIGHT TO CONTINUE IN THE EMPLOY OF, OR TO CONTINUE ANY OTHER RELATIONSHIP
WITH, THE COMPANY OR ANY SUBSIDIARY OR AFFILIATE OF THE COMPANY OR LIMIT IN ANY WAY THE RIGHT OF THE COMPANY
OR ANY SUBSIDIARY OR AFFILIATE OF THE COMPANY TO TERMINATE THE PARTICIPANT'S EMPLOYMENT OR OTHER RELATIONSHIP
AT ANY TIME, WITH OR WITHOUT CAUSE.

17.  NON-EXCLUSIVITY OF THE PLAN.

     NEITHER THE ADOPTION OF THE PLAN BY THE BOARD, THE SUBMISSION OF THE PLAN TO THE SHAREHOLDERS OF THE
COMPANY FOR APPROVAL, NOR ANY PROVISION OF THIS PLAN WILL BE CONSTRUED AS CREATING ANY LIMITATIONS ON THE POWER
OF THE BOARD OR THE COMMITTEE TO ADOPT SUCH ADDITIONAL COMPENSATION ARRANGEMENTS AS THE BOARD MAY DEEM
DESIRABLE, INCLUDING, WITHOUT LIMITATION, THE GRANTING OF STOCK OPTIONS OTHERWISE THAN UNDER THE PLAN, AND SUCH
ARRANGEMENTS MAY BE EITHER GENERALLY APPLICABLE OR APPLICABLE ONLY IN SPECIFIC CASES.

17.  MISCELLANEOUS PROVISIONS.

395455 V.1 [8H4V01!.WPD]      -    10 -

                               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


     19.1. NO EMPLOYEE OR OTHER PERSON SHALL HAVE ANY CLAIM OR RIGHT TO BE GRANTED AN OPTION UNDER THE PLAN UNDER
ANY CONTRACT, AGREEMENT OR OTHERWISE. DETERMINATIONS MADE BY THE COMMITTEE UNDER THE PLAN NEED NOT BE UNIFORM AND
MAY BE MADE SELECTIVELY AMONG ELIGIBLE PERSONS UNDER THE PLAN, WHETHER OR NOT SUCH ELIGIBLE PERSONS ARE SIMILARLY
SITUATED.

     19.2 NO SHARES, OTHER COMPANY SECURITIES OR PROPERTY, OTHER SECURITIES OR PROPERTY, OR OTHER FORMS OF
PAYMENT SHALL BE ISSUED HEREUNDER WITH RESPECT TO ANY OPTION GRANTED UNDER THE PLAN UNLESS COUNSEL FOR THE COMPANY
SHALL BE SATISFIED THAT SUCH ISSUANCE WILL BE IN COMPLIANCE WITH APPLICABLE FEDERAL, STATE, LOCAL AND FOREIGN LEGAL, SECURITIES
EXCHANGE AND OTHER APPLICABLE REQUIREMENTS.

     19.3. IT IS THE INTENT OF THE COMPANY THAT THE PLAN COMPLY IN ALL RESPECTS WITH RULE 16B-3 UNDER THE EXCHANGE
ACT, THAT ANY AMBIGUITIES OR INCONSISTENCIES IN CONSTRUCTION OF THE PLAN BE INTERPRETED TO GIVE EFFECT TO SUCH INTENTION AND
THAT IF ANY PROVISION OF THE PLAN IS FOUND NOT TO BE IN COMPLIANCE WITH RULE 16B-3, SUCH PROVISION SHALL BE DEEMED NULL
AND VOID TO THE EXTENT REQUIRED TO PERMIT THE PLAN TO COMPLY WITH RULE 16B-3.

     19.4. THE APPROPRIATE OFFICERS OF THE COMPANY SHALL CAUSE TO BE FILED ANY REPORTS, RETURNS OR OTHER INFORMATION
REGARDING THE GRANT OF STOCK OPTIONS HEREUNDER OR ANY SHARES ISSUED PURSUANT HERETO AS MAY BE REQUIRED BY SECTION 13
OR 15(D) OF THE EXCHANGE ACT (OR ANY SUCCESSOR PROVISION) OR ANY OTHER APPLICABLE STATUTE, RULE OR REGULATION.

     19.5. THE VALIDITY, CONSTRUCTION, INTERPRETATION, ADMINISTRATION AND EFFECT OF THE PLAN, AND OF ITS RULES AND
REGULATIONS, AND RIGHTS RELATING TO THE PLAN AND AWARDS GRANTED UNDER THE PLAN AND ANY AGREEMENTS IN CONNECTION
THEREWITH, SHALL BE GOVERNED BY THE SUBSTANTIVE LAWS, BUT NOT THE CHOICE OF LAW RULES, OF THE STATE OF NEW YORK.





EXHIBIT 10 (D)* FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND EACH OF ITS
                  DIRECTORS DATED AS OF  SEPTEMBER 10, 2001.

                        INDEMNIFICATION AGREEMENT

            THIS INDEMNIFICATION AGREEMENT (THE "AGREEMENT") IS MADE AS OF THE 10TH DAY OF
          SEPTEMBER, 2001, BY AND BETWEEN ORBIT INTERNATIONAL CORP., A DELAWARE CORPORATION
          (THE "COMPANY"), AND DENNIS SUNSHINE ("EXECUTIVE"), AN OFFICER AND DIRECTOR OF THE
          COMPANY.

                                RECITALS

            A. THE COMPANY AND EXECUTIVE RECOGNIZE THAT THE VAGARIES OF PUBLIC POLICY AND THE
          INTERPRETATION OF AMBIGUOUS STATUTES, REGULATIONS, AND COURT OPINIONS ARE TOO UNCERTAIN
          TO PROVIDE THE COMPANY'S OFFICERS AND DIRECTORS WITH ADEQUATE OR RELIABLE ADVANCE
          KNOWLEDGE OR GUIDANCE WITH RESPECT TO THE LEGAL RISKS AND POTENTIAL LIABILITIES TO WHICH
          THEY MAY BECOME PERSONALLY EXPOSED AS A RESULT OF PERFORMING THEIR DUTIES IN GOOD FAITH
          FOR THE COMPANY.

            B. THE CORNPANY AND EXECUTIVE ARE AWARE OF THE SUBSTANTIAL GROWTH
IN THE NUMBER
          OF LAWSUITS FILED AGAINST CORPORATE OFFICERS AND DIRECTORS IN CONNECTION WITH THEIR
          ACTIVITIES  IN  SUCH CAPACITIES AND BY REASON OF THEIR STATUS AS SUCH.

            C. THE COMPANY AND EXECUTIVE RECOGNIZE THAT THE COST OF DEFENDING AGAINST SUCH
          LAWSUITS, WHETHER OR NOT MERITORIOUS, IS TYPICALLY BEYOND THE FINANCIAL RESOURCES OF MOST
          OFFICERS AND DIRECTORS OF THE COMPANY.

          D. THE COMPANY AND EXECUTIVE RECOGNIZE THAT THE LEGAL RISKS AND POTENTIAL
          LIABILITIES, AND THE VERY THREAT THEREOF, ASSOCIATED WITH LAWSUITS FILED AGAINST THE
          OFFICERS OR DIRECTORS OF THE COMPANY, AS WELL AS THEIR SPOUSES, AND THE RESULTANT
          SUBSTANTIAL TIME, EXPENSE, HARASSMENT, RIDICULE, ABUSE AND ANXIETY SPENT AND
          ENDURED IN DEFENDING AGAINST SUCH LAWSUITS, BEARS NO REASONABLE OR LOGICAL
          RELATIONSHIP TO THE AMOUNT OF COMPENSATION RECEIVED BY THE COMPANY'S OFFICERS AND
          DIRECTORS, AND THUS POSES A SIGNIFICANT DETERRENT AND INCREASED RELUCTANCE ON THE PART
          OF EXPERIENCED AND CAPABLE INDIVIDUALS TO SERVE AS OFFICERS AND DIRECTORS OF THE
          COMPANY.

          E.   WHILE THE COMPANY CURRENTLY MAINTAINS  LIABILITY INSURANCE TO
PROVIDE
          PROTECTION AGAINST THE LEGAL RISKS AND POTENTIAL LIABILITIES REFERRED TO IN THE PREVIOUS
          RECITALS, SUCH INSURANCE IS BASED, IN PART, UPON THE INDEMNIFICATION OBLIGATIONS OF THE
          COMPANY; IN ADDITION, SUCH INSURANCE MAY NOT IN ALL CONTEXTS BE ADEQUATE; AND THUS,
          IT WOULD BE IN THE BEST INTERESTS OF THE COMPANY AND ITS STOCKHOLDERS TO CONTRACT WITH
          ITS OFFICERS AND DIRECTORS, INCLUDING THE EXECUTIVE, TO INDEMNIFY THEM TO THE FULLEST
          EXTENT PERMITTED BY LAW AGAINST PERSONAL LIABILITY FOR ACTIONS TAKEN IN GOOD FAITH THE
          PERFORMANCE OF THEIR DUTIES TO THE COMPANY AND ITS SUBSIDIARIES.

          F. SECTION 145 OF THE GENERAL CORPORATION LAW OF THE STATE OF DELAWARE, WHICH SETS
          FORTH CERTAIN PROVISIONS RELATING TO THE MANDATORY AND PERMISSIVE INDEMNIFICATION OF
          OFFICERS AND DIRECTORS (AMONG OTHERS) OF A DELAWARE CORPORATION, BY SUCH CORPORATION
          IS SPECIFICALLY NOT EXCLUSIVE OF OTHER RIGHTS TO WHICH THOSE SEEKING INDEMNIFICATION OR
          INDEMNIFIED THEREUNDER MAY BE ENTITLED UNDER ANY BYLAW, AGREEMENT, VOTE OF
          STOCKHOLDERS OR DISINTERESTED DIRECTORS OR OTHERWISE, AND THUS, DOES NOT BY ITSELF LIMIT
          THE EXTENT TO WHICH THE COMPANY MAY INDEMNIFY PERSONS SERVING AS ITS OFFICERS AND
          DIRECTORS (AMONG OTHERS).

       G. IN ORDER TO INDUCE AND ENCOURAGE HIGHLY EXPERIENCED AND CAPABLE PERSONS SUCH AS
     EXECUTIVE TO SERVE AS AN OFFICER OR A DIRECTOR OF THE COMPANY OR ONE OR MORE OF ITS SUBSIDIARIES
     AND TO OTHERWISE PROMOTE THE DESIRABLE END THAT SUCH PERSONS WILL RESIST WHAT THEY CONSIDER
     UNJUSTIFIABLE LAWSUITS AND CLAIMS MADE AGAINST THEM OR THEIR SPOUSES IN CONNECTION WITH
     THE GOOD FAITH PERFORMANCE OF THEIR DUTIES TO THE COMPANY AND ITS SUBSIDIARIES, SECURE IN
     THE KNOWLEDGE THAT CERTAIN EXPENSES, COSTS AND LIABILITIES INCURRED BY THEM IN THEIR DEFENSE
     OF SUCH LITIGATION WILL BE BORNE BY THE COMPANY AND THAT THEY WILL RECEIVE THE MAXIMUM
     PROTECTION AGAINST SUCH RISKS AND LIABILITIES AS MAY BE AFFORDED BY LAW, THE BOARD OF DIRECTORS
     OF THE COMPANY HAS DETERMINED, AFTER DUE CONSIDERATION AND INVESTIGATION OF THE TERMS AND
     PROVISIONS OF THIS AGREEMENT AND THE VARIOUS OTHER OPTIONS AVAILABLE TO THE COMPANY AND THE
     INDEMNITEES HEREUNDER IN LIEU OF THIS AGREEMENT, THAT THIS AGREEMENT IS NOT ONLY REASONABLE
     AND PRUDENT BUT NECESSARY TO PROMOTE AND ENSURE THE BEST INTERESTS OF THE COMPANY AND ITS
     STOCKHOLDERS.

       H. THE COMPANY AND EXECUTIVE ALSO RECOGNIZE THAT INDEMNIFICATION, IF PERMITTED TOO
     BROADLY, MAY VIOLATE BASIC TENETS OF PUBLIC POLICY AND THAT IT IS INAPPROPRIATE TO PERMIT
     MANAGEMENT OF THE COMPANY TO USE CORPORATE FUNDS TO AVOID THE CONSEQUENCES OF CRIMINAL,
     FRAUDULENT, RECKLESS OR WILLFUL MISCONDUCT IN OR DISREGARD FOR THE PERFORMANCE OF THEIR DUTIES
     TO THE COMPANY, AND THEREFORE, THAT AN OFFICER OR A DIRECTOR OF THE COMPANY WHO ACTED
     WRONGFULLY OR IN BAD FAITH IN THE PERFORMANCE OF HIS OR HER DUTIES TO THE COMPANY SHOULD NOT
     EXPECT TO RECEIVE ASSISTANCE FROM THE COMPANY FOR LEGAL OR OTHER EXPENSES AND SHOULD BE
     REQUIRED TO SATISFY NOT ONLY ANY JUDGMENT ENTERED AGAINST HIM OR HER BUT ALSO ANY EXPENSES
     AND AMOUNTS PAID IN SETTLEMENT INCURRED IN CONNECTION WITH SUCH PROCEEDING, FROM HIS OR HER
     PERSONAL ASSETS, AND THAT ANY OTHER RULE WOULD TEND TO ENCOURAGE SOCIALLY UNDESIRABLE CONDUCT
     AND WOULD BE DETRIMENTAL TO THE BEST INTERESTS OF THE COMPANY AND ITS STOCKHOLDERS.

          I. THE COMPANY DESIRES THAT EXECUTIVE CONTINUE TO SERVE AS AN OFFICER OR A DIRECTOR OF THE
        COMPANY OR ONE OR MORE OF ITS SUBSIDIARIES, FREE FROM UNDUE CONCERN FOR UNPREDICTABLE,
        INAPPROPRIATE OR UNREASONABLE LEGAL RISKS AND PERSONAL LIABILITIES BY REASON OF HIS OR HER
        ACTING IN GOOD FAITH IN THE PERFORMANCE OF HIS OR HER DUTIES TO THE COMPANY; PROVIDED, AND
        ON THE EXPRESS CONDITION, THAT HE OR SHE IS FURNISHED WITH THE INDEMNITY SET FORTH HEREAFTER.

                                AGREEMENT

       NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL COVENANTS AND AGREEMENTS SET FORTH
     BELOW AND BASED ON THE PREMISES SET FORTH ABOVE, THE COMPANY AND EXECUTIVE DO HEREBY
     AGREE AS FOLLOWS:

       1. AGREEMENT TO SERVE. EXECUTIVE AGREES TO CONTINUE TO SERVE AS AN OFFICER AND DIRECTOR
     OF THE COMPANY, AND, IF EXECUTIVE IS ALSO AN OFFICER OR DIRECTOR OF A SUBSIDIARY OF THE COMPANY,
     IN SUCH CAPACITY, AT THE WILL OF THE COMPANY OR UNDER SEPARATE CONTRACT, AS THE CASE MAY BE,
     FOR SO LONG AS HE OR SHE IS DULY ELECTED OR APPOINTED OR, SUB]ECT TO THE TERMS OF ANY SEPARATE
     CONTRACT, UNTIL SUCH TIME AS HE OR SHE TENDERS HIS OR HER RESIGNATION IN WRITING. THE
     PROVISIONS OF THIS AGREEMENT ARE NOT INTENDED TO ALTER THE OBLIGATIONS OF THE COMPANY OR ANY
     OF ITS SUBSIDIARIES OR EXECUTIVE UNDER ANY OTHER CONTRACT BETWEEN THEM.

       2. DEFINITIONS.  AS USED IN THIS AGREEMENT:

      (A) THE TERM "PROCEEDING" SHALL INCLUDE ANY THREATENED, PENDING OR
COMPLETED
     ACTION, SUIT OR PROCEEDING, WHETHER BROUGHT IN THE NAME OF THE COMPANY OR OTHERWISE, AND
     WHETHER OF A COMMERCIAL CIVIL, CRIMINAL, ADMINISTRATIVE OR INVESTIGATIVE NATURE, INCLUDING
     BUT NOT LIMITED TO, ACTIONS, SUITS OR PROCEEDINGS BROUGHT UNDER OR BASED UPON THE
     SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, OR ANY STATE SECURITIES OR "BLUE
     SKY" LAW, OR ANY RULE OR REGULATION PROMULGATED THEREUNDER, IN WHICH THE INDEMNITEES (AS
     HEREAFTER DEFINED), OR EITHER OF THEM, MAY BE OR MAY HAVE BEEN INVOLVED AS A PARTY OR
     OTHERWISE BY REASON OF THE FACT THAT EXECUTIVE IS OR WAS AN OFFICER, DIRECTOR, EMPLOYEE OR AGENT
     OF THE COMPANY, OR ITS SUBSIDIARIES, AS APPLICABLE; BY REASON OF ANY ACTION TAKEN BY HIM OR
     HER OR OF ANY INACTION ON HIS OR HER PART WHILE ACTING AS SUCH OFFICER, DIRECTOR, EMPLOYEE OR
     AGENT; BY REASON OF THE FACT THAT HE OR SHE IS OR WAS SERVING AT THE REQUEST OF THE COMPANY AS
     A DIRECTOR, OFFICER, EMPLOYEE OR AGENT OF ANOTHER CORPORATION, PARTNERSHIP, JOINT VENTURE, TRUST
     OR OTHER ENTERPRISE; OR, WITH RESPECT TO THE SPOUSE OF EXECUTIVE, BY REASON OF, OR AS A RESULT OF,
     HIS OR HER SPOUSAL RELATIONSHIP WITH EXECUTIVE (AND INCLUDING, WITHOUT LIMITATION, ANY
     PROCEEDING WITH INVOLVES OR INCLUDES CLAIMS (I) ATTRIBUTING TO SUCH SPOUSE KNOWLEDGE
     CONCERNING THE BUSINESS, AFFAIRS, PROSPECTS OR PLANS OF THE COMPANY OR ITS SUBSIDIARIES KNOWN
     TO EXECUTIVE OR (II) WHICH WOULD IN ALL PROBABILITY NOT HAVE BEEN MADE IF SUCH SPOUSAL
     RELATIONSHIP HAD NOT EXISTED); WHETHER OR NOT HE OR SHE IS SERVING IN SUCH CAPACITY AT THE TIME
     ANY LIABILITY OR EXPENSE IS INCURRED FOR WHICH INDEMNIFICATION OR REIMBURSEMENT IS PROVIDED
     UNDER THIS AGREEMENT, WITH THE PROVISO THAT IF AT THE TIME OF COMMENCEMENT OF ANY SUCH
     PROCEEDING AN INDIVIDUAL HAS CEASED TO BE A SPOUSE OF EXECUTIVE AS A RESULT OF A MARITAL
     DISSOLUTION, SUCH INDIVIDUAL SHALL NOT BE ENTITLED TO INDEMNIFICATION UNDER THIS AGREEMENT,
     UNLESS THE BOARD OF DIRECTORS OF THE COMPANY SHALL DETERMINE, FOLLOWING RECEIPT OF THE
     WRITTEN REQUEST OF THE FORMER SPOUSE FOR INDEMNIFICATION PURSUANT TO
SECTION 7 OF THIS
     AGREEMENT, THAT THERE IS A REASONABLE LIKELIHOOD THAT EXECUTIVE WOULD BE RESPONSIBLE FOR THE
     EXPENSES, JUDGEMENTS, FINES OR PENALTIES, OR A PORTION THEREOF, OF THE FORMER SPOUSE ARISING BUT
     OF OR RELATING TO SUCH PROCEEDING. ANY DETERMINATION MADE BY THE BOARD OF DIRECTORS
     PURSUANT TO THE LAST CLAUSE OF THE PREVIOUS SENTENCE SHALL BE CONCLUSIVE AND BINDING UPON
     EXECUTIVE AND HIS OR HER FORMER SPOUSE, AND SHALL NOT BE SUBJECT TO CHALLENGE.

          (B) THE TERM "EXPENSES" INCLUDES, WITHOUT LIMITATION, EXPENSES OF INVESTIGATIONS, JUDICIAL
     OR ADMINISTRATIVE PROCEEDINGS OR APPEALS, AMOUNTS PAID IN SETTLEMENT BY OR ON BEHALF OF THE
     INDEMNITEES (IF SUCH SETTLEMENT IS APPROVED BY THE COMPANY, WHICH APPROVAL SHALL NOT BE
     UNREASONABLY WITHHELD), ATTORNEYS' FEES AND DISBURSEMENTS AND ANY EXPENSES OF ESTABLISHING
     A RIGHT TO INDEMNIFICATION UNDER SECTION 7 OF THIS AGREEMENT, BUT SHALL NOT INCLUDE THE
     AMOUNT OF ANY JUDGEMENT, FINE OR PENALTY ACTUALLY LEVIED AGAINST ANY OF THE INDEMNITEES.

          (C) EXCEPT AS PROVIDED IN SECTION 2(A) OF THIS AGREEMENT, THE TERM "INDEMNITEES"
     SHALL MEAN EXECUTIVE AND THE SPOUSE OF EXECUTIVE; AND THE TERM "INDEMNITEE" SHALL IN EACH
     INSTANCE REFER TO EITHER OR BOTH OF INDEMNITEES.

          (D) REFERENCES TO "OTHER ENTERPRISE" SHALL INCLUDE EMPLOYEE BENEFIT PLANS; REFERENCES TO
     "FINES" SHALL INCLUDE ANY EXCISE TAX ASSESSED WITH RESPECT TO ANY EMPLOYEE BENEFIT PLAN;
     REFERENCES TO "OR," UNLESS THE CONTEXT OTHERWISE CLEARLY REQUIRES, SHALL MEAN "AND/OR";
     REFERENCES TO "SERVING AT THE REQUEST OF THE CORNPANY" SHALL INCLUDE ANY SERVICE AS AN OFFICER,
     DIRECTOR, EMPLOYEE OR AGENT OF THE COMPANY OR ANY OF ITS SUBSIDIARIES WHICH IMPOSES DUTIES
     ON, OR INVOLVES SERVICES BY, SUCH OFFICER, DIRECTOR, EMPLOYEE OR AGENT WITH RESPECT TO AN
     EMPLOYEE BENEFIT PLAN, ITS PARTICIPANTS OR BENEFICIARIES; AND A PERSON WHO ACTS IN GOOD FAITH
     AND IN A MANNER HE OR SHE REASONABLY BELIEVES TO BE IN THE INTEREST OF THE PARTICIPANTS AND
     BENEFICIARIES OF AN EMPLOYEE BENEFIT PLAN SHALL BE DEEMED TO HAVE ACTED IN A MANNER "NOT
     OPPOSED TO THE BEST INTERESTS OF THE COMPANY" AS REFERRED TO IN THIS AGREEMENT.

      3. INDEMNIFICATION  IN THIRD  PARTY  PROCEEDINGS.   THE COMPANY  SHALL
INDEMNIFY
     INDEMNITEE IN ACCORDANCE WITH THE PROVISIONS OF THIS SECTION 3 IF INDEMNITEE IS A PARTY TO
     OR THREATENED TO BE MADE A PARTY TO OR OTHERWISE INVOLVED IN ANY PROCEEDING (OTHER THAN A
     PROCEEDING BY OR IN THE NAME OF THE COMPANY TO PROCURE A JUDGMENT IN ITS FAVOR), AGAINST ALL
     EXPENSES, JUDGMENTS, FINES AND PENALTIES, ACTUALLY AND REASONABLY INCURRED BY INDEMNITEE
     IN CONNECTION WITH THE DEFENSE OR SETTLEMENT (IF SUCH SETTLEMENT IS APPROVED BY THE COMPANY,
     WHICH APPROVAL SHALL NOT BE UNREASONABLY WITHHELD), OF SUCH PROCEEDING; PROVIDED, THAT IT IS
     DETERMINED PURSUANT TO SECTION 7 OF THIS AGREEMENT, OR BY THE COURT BEFORE WHICH SUCH ACTION
     WAS BROUGHT, THAT INDEMNITEE ACTED IN GOOD FAITH AND IN A MANNER WHICH HE OR SHE REASONABLY
     BELIEVED TO BE IN OR NOT OPPOSED TO THE BEST INTERESTS OF THE COMPANY AND, IN THE CASE OF A
     CRIMINAL ACTION OR PROCEEDING, HAD NO REASONABLE CAUSE TO BELIEVE THAT HIS OR HER CONDUCT WAS
     UNLAWFUL. THE TERMINATION OF ANY SUCH PROCEEDING BY JUDGEMENT, ORDER OF COURT, SETTLEMENT,
     CONVICTION, OR UPON A PLEA OF NOLO CONTENDERE OR ITS EQUIVALENT, SHALL NOT, OF ITSELF, CREATE A
     PRESUMPTION THAT INDEMNITEE DID NOT ACT IN GOOD FAITH AND IN A MANNER WHICH HE OR SHE
     REASONABLY BELIEVED TO BE IN OR NOT OPPOSED TO THE BEST INTERESTS OF THE COMPANY, OR WITH
     RESPECT TO ANY CRIMINAL ACTION OR G, THAT SUCH PERSON HAD REASONABLE CAUSE TO BELIEVE THAT HIS
     OR HER CONDUCT WAS UNLAWFUL.

       4. INDEMNIFICATION IN PROCEEDINGS BY OR IN THE NAME OF THE COMPANY.
THE COMPANY SHALL
     INDEMNIFY INDEMNITEE IN ACCORDANCE WITH THE PROVISIONS OF THIS SECTION 4 IF INDEMNITEE IS A
     PARTY TO OR THREATENED TO BE MADE A PARTY TO OR OTHERWISE INVOLVED IN ANY PROCEEDING BY OR
     IN THE NAME OF THE COMPANY TO PROCURE A JUDGEMENT IN ITS FAVOR, AGAINST ALL EXPENSES
     ACTUALLY AND REASONABLY INCURRED BY SUCH INDEMNITEE IN CONNECTION WITH THE DEFENSE OR
     SETTLEMENT (IF SUCH SETTLEMENT IS APPROVED BY THE COMPANY, WHICH APPROVAL SHALL NOT BE
     UNREASONABLY WITHHELD) OF SUCH PROCEEDING, BUT ONLY IF THE INDEMNITEE ACTED IN GOOD FAITH AND
     IN A MANNER WHICH HE OR SHE REASONABLY BELIEVED TO BE IN OR NOT OPPOSED TO THE BEST INTERESTS
     OF THE COMPANY, AND EXCEPT THAT NO INDEMNIFICATION FOR EXPENSES SHALL BE MADE UNDER THIS
     SECTION 4 IN RESPECT OF ANY CLAIM, ISSUE OR MATTER AS TO WHICH THE INDEMNITEE SHALL HAVE BEEN
     ADJUDGED TO BE LIABLE TO THE COMPANY, UNLESS AND THEN ONLY TO THE EXTENT THAT ANY COURT IN
     WHICH SUCH PROCEEDING IS BROUGHT SHALL DETERMINE UPON APPLICATION THAT, DESPITE THE
     ADJUDICATION OF LIABILITY BUT IN VIEW OF ALL THE CIRCUMSTANCES OF THE CASE, THE INDEMNITEE IS
     FAIRLY AND REASONABLY ENTITLED TO INDEMNITY FOR SUCH EXPENSES AS SUCH COURT SHALL DEEM PROPER.

      5. INDEMNIFICATION OF EXPENSES OF SUCCESSFUL PARTY. NOT WITHSTANDING ANY OTHER
     PROVISIONS OF THIS AGREEMENT, TO THE EXTENT THAT AN INDEMNITEE HAS BEEN SUCCESSFUL ON THE
     MERITS OR OTHERWISE, IN DEFENSE OF ANY PROCEEDING OR IN DEFENSE OF ANY CLAIM, ISSUE OR MATTER
     THEREIN, INCLUDING THE DISMISSAL OF AN ACTION WITHOUT PREJUDICE, THAT INDEMNITEE SHALL BE
     INDEMNIFIED AGAINST ALL EXPENSES ACTUALLY AND REASONABLY INCURRED IN CONNECTION THEREWITH.

      6. ADVANCEMENT OF EXPENSES. ANY EXPENSES INCURRED BY AN INDEMNITEE IN ANY PROCEEDING, INCLUDING, WITHOUT LIMITATION, THOSE DESCRIBED IN SECTION 4
OF THIS AGREEMENT,
     SHALL BE PAID BY THE COMPANY IN ADVANCE OF THE FINAL DISPOSITION OF SUCH PROCEEDING AND ON
     OR PRIOR TO THE DATE WHEN PAYMENT OF SUCH EXPENSES IS DUE; PROVIDED THAT THE INDEMNITEE HAS
     MADE A WRITTEN REQUEST TO THE COMPANY TO P AY IN ADVANCE SUCH EXPENSES INCURRED OR TO BE
     INCURRED BY THE INDEMNITEE IN CONNECTION WITH SUCH PROCEEDING, WHICH WRITTEN REQUEST (A)
     MAKES REFERENCE TO THIS INDEMNITY AGREEMENT; (B) DESCRIBES THE PROCEEDING IN GENERAL TERMS;
     AND (C) INCLUDES AN UNDERTAKING BY THE INDEMNITEE TO REPAY THE AMOUNTS
PAID BY THE
     COMPANY PURSUANT TO THIS SECTION 6 TO THE EXTENT THAT IT IS ULTIMATELY DETERMINED THAT SUCH
     INDEMNITEE IS NOT ENTITLED TO INDEMNIFICATION.  AN INDEMNITEE SHALL NOT
BE REQUIRED TO MAKE
     MORE THAN ONE WRITTEN REQUEST WITH RESPECT TO ANY PROCEEDING; AND ONCE A WRITTEN REQUEST HAS
     BEEN SO MADE, THE COMPANY SHALL BE OBLIGATED TO PAY IN ADVANCE ALL
EXPENSES RELATING TO THE
     PROCEEDING. TO THE EXTENT THAT AN INDEMNITEE HAS PERSONALLY PAID ANY EXPENSES PRIOR TO
     MAKING A REQUEST UNDER THIS SECTION 6, THE COMPANY SHALL, IF SO REQUESTED BY THE INDEMNITEE,
     PROMPTLY REIMBURSE THE INDEMNITEE FOR ALL AMOUNTS SO PAID.

       IF THE COMPANY SHALL BE OBLIGATED UNDER THIS SECTION 6 TO ADVANCE THE EXPENSES OF ANY
     PROCEEDINGS AGAINST AN INDEMNITEE, THE COMPANY, IF IT DETERMINES THE SAME TO BE APPROPRIATE,
     SHALL BE ENTITLED TO ASSUME THE DEFENSE OF SUCH PROCEEDING, WITH COUNSEL APPROVED BY SUCH
     INDEMNITEE, UPON THE DELIVERY TO THE INDEMNITEE OF WRITTEN NOTICE OF THE COMPANY'S ELECTION
     TO DO SO.   AFTER DELIVERY OF SUCH NOTICE,  APPROVAL  OF SUCH  COUNSEL
BY THE INDEMNITEE AND THE
     RETENTION OF SUCH COUNSEL BY THE COMPANY, THE COMPANY WILL NOT BE LIABLE TO THE INDEMNITEE
     UNDER THIS AGREEMENT FOR ANY FEES OF COUNSEL SUBSEQUENTLY INCURRED BY SUCH INDEMNITEE WITH
     RESPECT TO THE SAME PROCEEDING, PROVIDED THAT (I) THE INDEMNITEE SHALL HAVE THE RIGHT TO
     EMPLOY SEPARATE COUNSEL IN ANY SUCH PROCEEDING AT INDEMNITEE'S EXPENSE; AND (II) IF (A) THE
     EMPLOYMENT OF COUNSEL BY INDEMNITEE HAS BEEN PREVIOUSLY AUTHORIZED BY THE COMPANY, (B)
     INDEMNITEE SHALL HAVE REASONABLY CONCLUDED THAT THERE MAY BE A CONFLICT OF INTEREST BETWEEN
     THE COMPANY AND INDEMNITEE IN THE CONDUCT OF ANY SUCH DEFENSE, OR (C) THE COMPANY SHALL
     NOT, IN FACT, HAVE EMPLOYED COUNSEL TO ASSUME THE DEFENSE OF SUCH PROCEEDING, THEN THE
     COMPANY SHALL PAY THE FEES AND EXPENSES OF INDEMNITEE'S COUNSEL.

      7. RIGHTS  OF  INDEMNITEES  TO  INDEMNIFICATION  UPON APPLICATION;
PROCEDURE UPON
     APPLICATION. ANY INDEMNIFICATION OR ADVANCE UNDER SECTIONS 3, 4 OR 6 OF THIS AGREEMENT,
     UNLESS ORDERED BY A COURT, SHALL BE MADE NO LATER THAN 45 DAYS AFTER RECEIPT OF THE WRITTEN
     REQUEST OF AN INDEMNITEE, UNLESS A DETERMINATION IS MADE WITHIN SAID 45 DAY PERIOD BY (A) THE
     BOARD OF DIRECTORS OF THE COMPANY BY A MAJORITY VOTE CONSISTING OF DIRECTORS WHO WERE NOT
     PARTIES TO SUCH PROCEEDING EVEN THOUGH LESS THAN A QUORUM, OR (B) BY A COMMITTEE OF SUCH
     DIRECTORS DESIGNATED BY A MAJORITY VOTE OF SUCH DIRECTORS, EVEN THOUGH LESS THAN A QUORUM,
     OR (C) IF THERE ARE NO SUCH DIRECTORS, OR IF SUCH DIRECTORS SO DIRECT, BY INDEPENDENT LEGAL
     COUNSEL IN A WRITTEN OPINION, OR (D) A MAJORITY VOTE OF A QUORUM OF THE STOCKHOLDERS OF THE
     COMPANY, THAT THE INDEMNITEE HAS NOT MET THE RELEVANT STANDARDS FOR THE INDEMNIFICATION
     SET FORTH IN SECTIONS 3, 4 OR 6, AS APPLICABLE.

       THE RIGHT TO INDEMNIFICATION OR ADVANCES AS PROVIDED BY THIS AGREEMENT SHALL BE ENFORCEABLE
     BY ANY AFFECTED INDEMNITEE IN ANY COURT OF COMPETENT JURISDICTION.   THE
BURDEN OF PROVING
     THAT INDEMNIFICATION OR ADVANCES ARE NOT APPROPRIATE SHALL BE ON THE COMPANY. NEITHER THE
     FAILURE OF THE COMPANY (INCLUDING ITS BOARD OF DIRECTORS, STOCKHOLDERS OR INDEPENDENT LEGAL
     COUNSEL) TO HAVE MADE A DETERMINATION PRIOR TO THE COMMENCEMENT OF SUCH ACTION THAT
     INDEMNIFICATION OR ADVANCES ARE PROPER IN THE CIRCUMSTANCES BECAUSE SUCH INDEMNITEE HAS
     MET THE APPLICABLE STANDARD OF CONDUCT, NOR AN ACTUAL DETERMINATION BY THE COMPANY
     (INCLUDING ITS BOARD OF DIRECTORS, STOCKHOLDERS OR INDEPENDENT LEGAL COUNSEL) THAT THE
     INDEMNITEE HAS NOT MET SUCH APPLICABLE STANDARD OF CONDUCT, SHALL BE A DEFENSE TO THE ACTION
     OR CREATE A PRESUMPTION THAT INDEMNITEE HAS NOT MET THE APPLICABLE STANDARD OF CONDUCT.
     INDEMNITEE'S EXPENSES INCURRED IN CONNECTION WITH SUCCESSFULLY ESTABLISHING HIS OR HER RIGHT
     TO INDEMNIFICATION OR ADVANCES, IN WHOLE OR IN PART, IN ANY SUCH PROCEEDING SHALL ALSO BE
     INDEMNIFIED BY THE COMPANY.

      8. INDEMNIFICATION  HEREUNDER  NOT  EXCLUSIVE.     THE INDEMNIFICATION
PROVIDED BY THIS
     AGREEMENT SHALL NOT BE DEEMED EXCLUSIVE OF ANY OTHER RIGHTS TO WHICH AN INDEMNITEE MAY BE
     ENTITLED UNDER THE CERTIFICATE OF INCORPORATION, THE BYLAWS, ANY AGREEMENT, ANY VOTE OF
     STOCKHOLDERS OR DISINTERESTED DIRECTORS, THE GENERAL CORPORATION LAW OF THE STATE OF
     DELAWARE, OR OTHERWISE, BOTH AS TO ACTION IN HIS OR HER OFFICIAL CAPACITY AND AS TO ACTION IN
     ANOTHER CAPACITY WHILE HOLDING SUCH OFFICE, OR OTHERWISE. EXCEPT AS PROVIDED IN THE PROVISO
     SET FORTH IN SECTION 2(A) OF THIS AGREEMENT, THE INDEMNIFICATION UNDER THIS AGREEMENT SHALL
     CONTINUE AS TO EACH INDEMNITEE EVEN THOUGH EXECUTIVE MAY HAVE CEASED TO BE AN OFFICER OR
     DIRECTOR OF THE COMPANY OR AN OFFICER, AGENT, EMPLOYEE OR DIRECTOR OF ANY SUBSIDIARY
     COMPANY.

       9. SCOPE OF INDEMNIFICATION. NOTWITHSTANDING AN OTHER PROVISION OF THIS AGREEMENT (OTHER
     THAN THE PROVISO SET FORTH IN SECTION 2(A) OF THIS AGREEMENT), THE COMPANY AGREES TO
     INDEMNIFY THE INDEMNITEES TO THE FULLEST EXTENT PERMITTED BY LAW, NOTWITHSTANDING THAT
     SUCH INDEMNIFICATION IS NOT SPECIFICALLY AUTHORIZED BY THE OTHER PROVISIONS OF THIS AGREEMENT,
     THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY'S BYLAWS OR BY
STATUTE.   IN THE
     EVENT OF ANY CHANGE IN ANY APPLICABLE LAW, STATUTE OR RULE WHICH NARROWS THE RIGHT OR
     OBLIGATION OF A DELAWARE CORPORATION TO INDEMNIFY A MEMBER OF ITS BOARD OF DIRECTORS OR AN
     OFFICER, SUCH CHANGE, TO THE EXTENT NOT OTHERWISE REQUIRED BY SUCH LAW, STATUTE OR RULE TO BE
     APPLIED TO THIS AGREEMENT, SHALL HAVE NO EFFECT ON THIS AGREEMENT OR RIGHTS AND OBLIGATIONS OF
     THE PARTIES UNDER THIS AGREEMENT.

       10. PARTIAL INDEMNIFICATION.  IF ANY OF THE INDEMNITEES IS ENTITLED
UNDER ANY PROVISION OF
     THIS AGREEMENT TO INDEMNIFICATION BY THE COMPANY FOR SOME OR A PORTION OF THE EXPENSES,
     JUDGMENTS, FINES OR PENAL TIES ACTUALLY AND REASONABLY INCURRED BY HIM OR HER IN THE
     INVESTIGATION,  DEFENSE,  APPEAL  OR SETTLEMENT OF ANY PROCEEDINQ BUT
NOT, HOWEVER, FOR THE TOTAL
     AMOUNT THEREOF, THE COMPANY SHALL INDEMNIFY SUCH INDEMNITEE FOR THE
PORTION OF SUCH
     EXPENSES, JUDGMENTS, FINE OR PENALTIES TO WHICH THE INDEMNITEE IS ENTITLED.

       11. MUTUAL ACKNOWLEDGEMENT.   THE COMPANY AND EXECUTIVE RESPECTIVELY
ACKNOWLEDGE
     THAT IN CERTAIN INSTANCES, FEDERAL LAW OR APPLICABLE PUBLIC POLICY MAY PROHIBIT THE COMPANY
     FROM INDEMNIFYING ITS OFFICERS OR DIRECTORS UNDER THIS AGREEMENT OR OTHERWISE. THE COMPANY
     HAS UNDERTAKEN OR MAY BE REQUIRED IN THE FUTURE TO UNDERTAKE TO THE SECURITIES AND EXCHANGE
     COMMISSION TO SUBMIT THE QUESTION OF INDEMNIFICATION TO A COURT IN CERTAIN CIRCUMSTANCES FOR
     A DETERMINATION OF THE COMPANY'S RIGHT OR OBLIGATION UNDER PUBLIC POLICY TO INDEMNIFY THE
     INDEMNITEES.

       12. OFFICER AND DIRECTOR LIABILITY INSURANCE. THE COMPANY SHALL, FROM TIME TO TIME,
     MAKE THE GOOD FAITH DETERMINATION WHETHER OR NOT IT IS PRACTICABLE FOR THE COMPANY TO OBTAIN
     AND MAINTAIN A POLICY OR POLICIES OF INSURANCE WITH REPUTABLE INSURANCE COMPANIES PROVIDING THE OFFICERS AND DIRECTORS OF THE COMPANY
WITH COVERAGE FOR
     LOSSES FROM WRONGFUL ACTS, OR TO ENSURE THE COMPANY'S PERFORMANCE OF ITS INDEMNIFICATION
     OBLIGATIONS UNDER THIS AGREEMENT.   AMONG OTHER CONSIDERATIONS, THE
COMPANY WILL WEIGH THE
     COSTS OF OBTAINING SUCH INSURANCE COVERAGE AGAINST THE PROTECTION AFFORDED BY SUCH COVERAQE.
     IN ALL POLICIES OF OFFICER LIABILITY INSURANCE, INDEMNITEES SHALL BE NAMED AS AN INSURED IN SUCH
     A MANNER AS TO PROVIDE INDEMNITEES THE SAME RIGHTS AND BENEFITS AS ARE ACCORDED TO THE MOST
     FAVORABLY INSURED OF THE COMPANY'S OFFICERS AND DIRECTORS. NOTWITHSTANDING THE FOREGOING,
     THE COMPANY SHALL HAVE NO OBLIGATION TO OBTAIN OR MAINTAIN SUCH INSURANCE IF THE COMPANY
     DETERMINES IN GOOD FAITH THAT SUCH INSURANCE IS NOT REASONABLY AVAILABLE, IF THE PREMIUM COSTS
     FOR SUCH INSURANCE ARE DISPROPORTIONATE TO THE AMOUNT OF COVERAGE PROVIDED, IF THE COVERAGE
     PROVIDED BY SUCH INSURANCE IS LIMITED BY EXCLUSIONS SO AS TO PROVIDE AN INSUFFICIENT BENEFIT,
     OR IF INDEMNITEES ARE COVERED BY SIMILAR INSURANCE MAINTAINED BY A SUBSIDIARY OR PARENT OF
     THE COMPANY.

        13   NOTICE OF INSURERS.  IF, AT THE TIME OF THE RECEIPT OF A NOTICE
OF A PROCEEDING MADE AGAINST
OR INVOLVING AN INDEMNITEE, THE COMPANY HAS A DIRECTOR AND OFFICER LIABILITY INSURANCE IN EFFECT, THE
COMPANY  SHALL   IVE  PROMPT  NOTICE POLICY COMMENCEMENT OF SUCH PROCEEDING TO
GIVE INSURER ISSUING
SUCH POLICY IN ACCORDANCE WITH THE PROCEDURES SET FORTH IN THE POLICY. THE COMPANY SHALL THEREAFTER
TAKE ALL NECESSARY OR DESIRABLE ACTION TO CAUSE SUCH INSURER TO PAY, ON BEHALF OF THE INDEMNITEE, ALL
AMOUNTS PAYABLE AS A RESULT OF SUCH PROCEEDING IN ACCORDANCE WITH THE TERMS OF SUCH POLICY.

       14. EXCEPTIONS. ANY OTHER PROVISION HEREIN TO THE CONTRARY NOTWI THSTA NDING, THE
     COMPANY SHALL NOT BE OBLIGATED PURSUANT TO THE TERMS OF THIS AGREEMENT;

          (A) CLAIMS INITIATED BY AN INDEMNITEE. TO INDEMNIFY OR ADVANCE EXPENSES TO AN
     INDEMNITEE WITH RESPECT TO PROCEEDINGS INITIATED OR BROUGHT VOLUNTARILY BY THE INDEMNITEE
     AND NOT BY WAY OF DEFENSE,  EXCEPT WITH  RESPECT  TO  PROCEEDINGS
BROUGHT TO ESTABLISH OR
     ENFORCE A RIGHT TO INDEMNIFICATION UNDER THIS AGREEMENT OR ANY OTHER STATUTE OR OTHERWISE AS
     REQUIRED UNDER SECTION 145 OF THE DELAWARE GENERAL CORPORATION LAW, BUT
SUCH
     INDEMNIFICATION OR ADVANCEMENT OF EXPENSES MAY BE PROVIDED BY THE COMPANY IN SPECIFIC
     CASES IF THE BOARD OF DIRECTORS HAS APPROVED THE INITIATION OR BRINGING OF SUCH SUIT; OR

      (B) LACK OF GOOD FAITH. TO INDEMNIFY AN INDEMNITEE FOR ANY EXPENSES INCURRED BY
     INDEMNITEE WITH RESPECT TO ANY PROCEEDING INSTITUTED BY INDEMNITEE TO ENFORCE OR INTERPRET
     THIS AGREEMENT, IF A COURT OF COMPETENT JURISDICTION DETERMINES THAT EACH OF THE MATERIAL
     ASSERTIONS MADE BY THE INDEMNITEE IN SUCH PROCEEDING WAS NOT MADE IN GOOD FAITH OR WAS
     FRIVOLOUS; OR

          (C) INSURED CLAIMS. TO INDEMNIFY AN INDEMNITEE FOR EXPENSES OR LIABILITIES OIF ANY TYPE
     WHATSOEVER (INCLUDING, BUT NOT LIMITED TO, JUDGMENTS, FINES, ERISA EXCISE TAXES OR PENAL TIES,
     AND AMOUNTS PAID IN SETTLEMENT) WHICH HAVE BEEN PAID DIRECTLY TO

          INDEMNITEE BY AN INSURANCE CARRIER UND ERA POLICY OF OFFICERS' AND DIRECTORS' LIABILITY
     INSURANCE MAINTAINED BY THE COMPANY; OR

          (D) CLAIMS UNDER SECTION 16(B).   TO INDEMNIFY AN INDEMNITEE FOR
EXPENSES AND THE
     PAYMENT OF PROFITS ARISING FROM THE PURCHASE OR SALE BY THE INDEMNITEE OF SECURITIES IN
     VIOLATION OF SECTION 16(B) OF THE SECURITIES EXCHANGE ACT OF 1934 OR ANY SIMILAR SUCCESSOR
     STATUTE.

       15. CONSENT TO JURISDICTION. TO THE EXTENT PERMITTED BY LAW, ANY AND ALL DISPUTES, LEGAL
     ACTIONS, SUITS, OR PROCEEDINGS ARISING OUT OF OR RE A ING TO THIS AGREEMENT OR THE TRANSACTIONS
     CONTEMPLATED HEREBY, WHETHER LEGAL OR EQUITABLE IN NATURE, OR ARISING OUT OF CONTRACT OR TORT
     CLAIMS, MUST BE BROUGHT ONLY IN ANY NEW YORK OR FEDERAL COURT LOCATED IN THE CITY OF NEW
     YORK, STATE OF NEW YORK, OR THE ASSERTION OF AHY CLAIM OF BENEFITS HEREUNDER, THE COMPANY AND
     EACH INDEMNITEE, REGARDLESS OF THEIR RESIDENCE, EACH IRREVOCABLY SUBMITS TO THE EXCLUSIVE
     JURISDICTION OF THE COURTS LOCATED IN THE CITY OF NEW YORK, STATE OF NEW YORK, IN ANY DISPUTE,
     LEGAL ACTION, SUIT, OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS
     CONTEMPLATED HEREBY.

       16. SAVINGS CLAUSE. IF THIS AGREEMENT OR ANY PORTION OF THIS AGREEMENT SHALL BE
     INVALIDATED ON ANY GROUND BY ANY COURT OF COMPETENT JURISDICTION, THEN THE COMPANY SHALL
     NEVERTHELESS INDEMNIFY EACH INDEMNITEE AS TO EXPENSES, JUDGMENTS, FINES AND PENALTIES WITH
     RESPECT TO ANY PROCEEDING TO THE FULLEST EXTENT PERMITTED BY ANY APPLICABLE PORTION OF THIS
     AGREEMENT THAT SHALL NOT HAVE BEEN SO INVALIDATED, OR BY ANY OTHER APPLICABLE LAW.

       17. ENTIRE AGREEMENT. THIS AGREEMENT CONTAINS THE FULL AND COMPLETE UNDERSTANDING OF
     THE PARTIES HERETO WITH REFERENCE TO THE SUBJECT MATTER HEREOF AND SUPERCEDES ALL PRIOR
     AGREEMENTS AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL PERTAINING THERETO.

       18. COUNTERPARTS. THIS AGREEMENT MAY BE EXECUTED IN ONE OR MORE COUNTERPARTS, EACH
     OF WHICH SHALL CONSTITUTE AN ORIGINAL.

       19. SUCCESSORS  AND ASSIGNS.   THIS AGREEMENT SHALL BE BINDING UPON THE
COMPANY AND
     ITS SUCCESSORS AND ASSIGNS, AND SHALL INURE TO THE BENEFIT OF EACH INDEMNITEE AND EACH
     INDEMNITEE'S RESPECTIVE ESTATE, HEIRS, LEGAL REPRESENTATIVES AND ASSIGNS.

       20. ATTORNEYS'  FEES.   IN THE EVENT THAT ANY ACTION IS INSTITUTED
UNDER THIS AGREEMENT BY
     AN INDEMNITEE TO ENFORCE OR INTERPRET OF THE TERMS HEREOF, SUCH INDEMNITEE SHALL BE ENTITLED
     TO BE PAID ALL COURT COSTS AND EXPENSES, INCLUDING ATTORNEYS' FEES, INCURRED BY THE INDEMNITEE
     WITH RESPECT TO SUCH ACTION, UNLESS AS A PART OF SUCH ACTION, THE COURT OF COMPETENT JURISDICTION
     DETERMINES THAT EACH OF THE MATERIAL ASSERTIONS MADE BY THE INDEMNITEE AS A BASIS FOR SUCH
     ACTION WERE NOT MADE IN GOOD FAITH OR WERE FRIVOLOUS. IN THE EVENT OF AN ACTION INSTITUTED BY
     OR IN THE NAME OF THE COMPANY UNDER THIS AGREEMENT TO ENFORCE OR INTERPRET ANY OF THE TERMS
     OF THIS AGREEMENT, AN INDEMNITEE SHALL BE ENTITLED TO BE PAID ALL COURT COSTS AND EXPENSES,
     INCLUDING ATTORNEYS' FEES, INCURRED BY THE INDEMNITEE IN DEFENSE OR SUCH ACTION (INCLUDING
     WITH RESPECT TO INDEMNITEE'S COUNTERCLAIMS AND CROSS-CLAIMS MADE IN SUCH ACTION), UNLESS AS
     A PART OF SUCH ACTION THE COURT DETERMINES THAT EACH OF SUCH INDEMNITEE'S MATERIAL DEFENSES
     TO SUCH ACTION WERE MADE IN BAD FAITH OR WERE FRIVOLOUS.  AS USED IN
SECTION 19, ATTORNEYS' FEES
     SHALL BE DEEMED TO MEAN THE FULL AND ACTUAL COSTS OF ANY LEGAL SERVICES ACTUALLY PERFORMED IN
     CONNECTION WITH THE MATTERS INVOLVED, CALCULATED ON THE BASIS OF THE USUAL FEE CHARGED BY THE
     ATTORNEY PERFORMING SUCH SERVICES AND SHALL NOT BE LIMITED TO "REASONABLE ATTORNEYS' FEES" AS
     DEFINED IN ANY STATUTE OR RULE OF COURT.

       21. NOTICE.   ALL  NOTICES,  REQUESTS,  DEMANDS AND OTHER
COMMUNICATIONS UNDER THIS
     AGREEMENT SHALL BE IN WRITING AND SHALL BE DEEMED DULY GIVEN (I) IF DELIVERED BY HAND AND
     RECEIPTED FOR BY THE PARTY ADDRESSEE, ON THE DATE OF SUCH RECEIPT, OR
(II) IF MAILED BY DOMESTIC
     CERTIFIED OR REGISTERED MAIL WITH POSTAGE PREPAID, ON THE SECOND BUSINESS DAY AFTER THE DATE
     POSTMARKED. ADDRESSES FOR NOTICE TO EITHER PARTY ARE AS SHOWN ON THE SIGNATURE PAGE OF THIS
     AGREEMENT, OR AS SUBSEQUENTLY MODIFIED BY WRITTEN NOTI CE.

       22. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF DELAWARE.


       IN WITNESS WHEREOF, THE PARTIES HERETO HAVE EXECUTED THIS AGREEMENT AS OF THE DATE
     AND YEAR FIRST ABOVE WRITTEN.


                        ORBIT INTERNATIONAL CORP.






                             80 CABOT COURT
                        HAUPPAUGE, NEW YORK  11788

                      BY:     BRUCE REISSMAN



                   VICE PRESIDENT AND CHIEF OPERATING
                                 OFFICER
                         DENNIS SUNSHINE ("EXECUTIVE")

                        ADDRESS:

                        32 RYDER AVENUE
                        DIX HILLS, NEW YORK 11746


                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









EXHIBIT 23
INDEPENDENT AUDITOR'S CONSENT


TO THE BOARD OF DIRECTORS
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


WE HEREBY CONSENT TO INCORPORATION BY REFERENCE IN REGISTRATION NUMBER 333-25979 ON FORM S-8
OF OUR REPORT DATED MARCH 8, 2002, ON THE CONSOLIDATED BALANCE SHEET OF ORBIT INTERNATIONAL CORP.
AND SUBSIDIARIES AS OF DECEMBER 31, 2001 AND 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF
OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS THEN ENDED, WHICH APPEAR IN THE
DECEMBER 31, 2001 ANNUAL REPORT ON FORM 10-KSB OF ORBIT INTERNATIONAL CORP.



GOLDSTEIN GOLUB KESSLER LLP
NEW YORK, NEW YORK

MARCH 29, 2002
IN MARCH 2001, THE COMPANY ENTERED INTO A SALE-LEASEBACK OF ITS OPERATING FACILITY WHEREBY IT
RECEIVED PROCEEDS OF $3,000,000 AND ENTERED INTO AN OPERATING LEASE WITH AN INITIAL TERM EXPIRING
IN 2013. THE LEASE MAY BE EXTENDED BY THE COMPANY AT ITS OPTION THROUGH FEBRUARY 2025. THE
COMPANY USED THE PROCEEDS FROM THE SALE TO PAY OFF THE AMOUNT OUTSTANDING UNDER ITS EXISTING
MORTGAGE WITH THE REMAINDER USED FOR WORKING CAPITAL. FUTURE MINIMUM LEASE PAYMENTS UNDER
THE LEASE AGREEMENT ARE AS FOLLOWS:

                YEAR ENDING DECEMBER 31,
                 2002
                 2003
                 2004
                 2005
                 2006
                 THEREAFTER