Form 10QSB
period 2002-03-31
ORBIT INTERNATIONAL CORP
filed 2002-05-15
CIK 74818

UNITED  STATES
               SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE  ACT  OF  1934
  For the quarterly period ended          March 31, 2002

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
                                     Yes ___   No ___

            APPLICABLE ONLY TO CORPORATE ISSUERS:

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  May 14, 2002                                           2,109,196
  Transitional Small Business Disclosure Format (check one): Yes___ No_X_












  INDEPENDENT ACCOUNTANT'S REPORT




  To the Board of Directors
  Orbit International Corp.


  We have reviewed the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


  GOLDSTEIN GOLUB KESSLER LLP

  New York, New York


  May 2, 2002












                   PART I - FINANCIAL INFORMATION
                              ITEM - I

             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                             March 31,
              December 31,
                           2002
  2001
                        (unaudited)

  ASSETS

  Current assets:

   Cash and cash equivalents...............   $   732,000    $
  745,000
   Investments in marketable securities....        3,000
   3,000
   Accounts receivable (less allowance for
    doubtful accounts).....................         2,088,000
  2,088,000
   Inventories ............................         7,633,000
  7,213,000
   Other current assets....................            126,000
  80,000
   Deferred tax assets.....................        75,000
  75,000

     Total current assets..................        10,657,000
  10,204,000

  Property, plant and equipment - at cost,
    less accumulated depreciation and
    amortization...........................           210,000
  220,000

  Goodwill.................................            868,000
  868,000

  Other assets............................        751,000
  757,000
  Deferred tax assets.....................        275,000
  275,000


   TOTAL ASSETS............................   $12,761,000
  $12,324,000












                      See accompanying notes.







             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (continued)



  March 31,  December 31,
                                        2002
        2001
                                (unaudited)

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

   Current portion of long-term obligations..     $
  228,000   $  243,000
   Accounts payable..........................
  1,556,000    1,335,000
   Accrued expenses..........................
  791,000      814,000
   Notes payable.............................
  963,000      938,000
   Deferred income...........................
  85,000       85,000
   Customer advances..................... Accounts payable, accrued expenses and reserves applicable to discontinued
    operations...............................
  590,000      594,000

  Total current liabilities........
  4,393,000    4,166,000

  Deferred income...........................
  833,000      854,000

  Long-term obligations......................
  228,000      264,000

     Total liabilities.......................
  5,454,000    5,284,000

  STOCKHOLDERS' EQUITY

  Common stock - $.10 par value..............
  312,000      312,000
  Additional paid-in capital.................
  24,165,000   24,165,000
  Accumulated deficit.......................
  (7,320,000)  (7,587,000)

  17,157,000   16,890,000
  Treasury stock, at cost....................
  (9,850,000)  (9,850,000)   Total stockholders'
  equity..............           7,307,000    7,040,000


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  $12,761,000   $12,324,000






                      See accompanying notes.








                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                       Three Months Ended
                                           March 31,
                        2002           2001

  Net sales...........          $ 4,088,000       $ 3,180,000

  Cost of sales.......            2,531,000         2,032,000

  Gross profit........            1,557,000         1,148,000


  Selling, general and
   administrative
   expenses...........            1,305,000         1,308,000
  Interest expense....               21,000            92,000
  Investment and
   other income, net..             ( 36,000)         ( 67,000)
  Income (loss) before
   income tax                  267,000          (185,000)

  Income tax                    0              400,000

  NET INCOME (LOSS)...            $ 267,000         $(585,000)

  Net income (loss) per
  common share:

       Basic.............        $    .13            $ (.29)
       Diluted...........        $    .12            $ (.29)










                    See accompanying notes.















                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      2002         2001

  Cash flows from operating activities:
   Net income (loss) .........................  $  267,000     $(585,000)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization...............   18,000        64,000
     Amortization of goodwill....................      0          24,000
     Deferred income.............................  (21,000)      (21,000)
     Deferred tax asset..........................      0         400,000
  Changes in operating assets and liabilities:
     Accounts receivable........................       0         127,000
     Inventories................................  (420,000)
  (249,000)
     Other current assets........................  (46,000)        6,000
     Other assets................................    6,000         1,000
     Accounts payable............................  221,000      (139,000)
     Accrued expenses............................  (23,000)     (125,000)
     Customer advances...........................   23,000       (62,000)
     Accounts payable, accrued expenses and
      reserves applicable to discontinued
      operations.................................   (4,000)      (19,000)


  Net cash provided by (used in)
    operating activities.........................   21,000      (578,000)

  Cash flows (used in) investing activities:
   Purchases of property, plant and equipment..     (8,000)       (3,000)

   Proceeds from sales of property, plant
     and equipment.............................        0       2,783,000


  Net cash (used in) provided by
     investing activities......................     (8,000)    2,780,000




  (continued)












             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)
                            (continued)




                                      Three Months Ended
                                                           March 31,
                                                      2002         2001



  Cash flows from financing activities:

   Repayments of debt..........................     (51,000)  (2,845,000)
   Proceeds from debt..........................         0      1,000,000
   Net borrowings (repayments) of note payable.      25,000    (41,000)
   Net cash (used in) financing activities.....     (26,000)  (1,886,000)

  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS............................     (13,000)     316,000


  Cash and cash equivalents - January 1........     745,000    1,102,000


  CASH AND CASH EQUIVALENTS   Supplemental cash flow  information:

                              Cash paid for:

       Interest.............................. $   21,000  $   92,000




                      See accompanying notes.















             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)



  (NOTE 1)
    The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2002.

    These consolidated statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 2001 contained in the Company's Form 10-KSB.

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

  (NOTE 3)
    In January 2001, the Company entered into an agreement with an asset-based lender that provided a $1,000,000 credit facility, collateralized by the Company's accounts receivable, inventory and machinery and equipment, at an interest rate of prime plus 1.75%. In October 2001, the credit facility was increased to $1,500,000. The Company used the proceeds to pay off all amounts outstanding under its existing term loans, a portion of the amount outstanding under its existing mortgage and the remainder will be used for working capital. Pursuant to the terms of the agreement, the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital and tangible net worth, as defined.


  (continued)









             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                            (continued)

  (NOTE 4) - Income Per Share:

  The following table sets forth the computation of basic and diluted income (loss) per common share:
                           Three Months
  Ended
                                              March 31,

                               2002
  2001
  Denominator:
   Denominator for basic
    income (loss) per share -
    weighted-average common
    shares                        2,109,000
  2,026,000
  Effect of dilutive securities:
   Employee and directors
    stock options                  108,000
  0

  Denominator for diluted
   income (loss) per share -
   weighted-average common
   shares and assumed
   conversion                      2,217,000
  2,026,000

    Due to a loss recorded for the three month period ended March 31, 2001, the denominator for both basic and diluted loss per common share is the weighted-average common shares. There is no effect of common share equivalents as such effect would be antidilutive.

    The numerator for basic and diluted income (loss) per share for the three month periods ended March 31, 2002 and March 31, 2001 is the net income (loss).


  (NOTE 5) - Cost of Sales:

       For interim periods, the Company estimates its inventory and related gross profit.




  (continued)













             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                            (continued)

  (NOTE 6) - Inventories:

       Inventories are comprised of the following:

                                     March 31,     December 31,
                                       2002            2001

  Raw Materials..............      $ 3,785,000      $ 3,559,000
  Work-in-process............        3,288,000        3,133,000
  Finished goods.............          560,000          521,000
                  TOTAL     $ 7,633,000      $ 7,213,000



  (NOTE 7)  -  Business Segments:

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

    The following is the Company's business segment information for the three month periods ended March 31, 2002 and 2001.

                                    Three Months Ended
                                March 31,
                            2002          2001
  Net sales:
     Electronics........                  $ 2,920,000    $1,848,000
     Power Units........

    Domestic.........                 1,110,000     1,057,000
    Foreign..........                    58,000       275,000

     Total Power Units...                 1,168,000     1,332,000
     Total                        $ 4,088,000    $3,180,000








             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                            (continued)

                          Three Months Ended
                              March 31,
                          2002            2001

  Income (loss) from
  operations:
     Electronics.........             $   726,000    $    86,000
     Power Units.........                (252,000)       (89,000)
  General corporate
    expenses not
    allocated    ........                (222,000)      (157,000)
  Interest expense.......                    (21,000)       (92,000)
  Investment and other
    income...............               36,000         67,000
  Income (loss) before
    income taxes ......                 $ 267,000      $(185,000)


  (NOTE 8)  -  Goodwill and Other Intangible Assets:

  Effective January 1, 2002, Orbit adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.

  The following pro-forma information reconciles net income (loss) reported for the periods ending March 31, 2002 and 2001 to adjusted net income (loss)
  reflecting the adoption of SFAS 142:
                    Three Months Ended
                         March 31,
                    2002          2001

  Reported net income (loss)                   $ 267,000    $(585,000)
  Addback:  Goodwill amortization                   -          24,000
  Adjusted net income                          $ 267,000    $(561,000)

  Basic income (loss) per share:
    Reported net income (loss)                    $.13         $(.29)
    Addback:  Goodwill amortization                 -            .01
    Adjusted net income (loss)          $.13      $(.28)

  Diluted income (loss) per share:
    Reported net income (loss)                    $.12         $(.29)
    Addback: Goodwill amortization                  -            .01
    Adjusted net income (loss)          $.12      $(.28)

  (continued)















  Item 2.             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                         PLAN OF OPERATIONS

  Material Changes in Results of Operations

  Three month period ended March 31, 2002 v. March 31, 2001

    The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Units Segment").

Consolidated net sales for the three month period ended March 31, 2002 increased by 28.6% to $4,088,000 from $3,180,000 for the three month period ended March 31, 2001 principally due to 58% higher sales recorded from its Electronics Segment that was partially offset by 12% lower sales recorded by its Power Units Segment.

Gross profit, as a percentage of sales, for the three months ended March 31, 2002 increased to 38.1% from 36.1% for the three month period ended
 March 31, 2001. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in this segment's sales that was partially offset by a lower gross profit from the Company's Power Units Segment due principally to a decrease in the Segment's sales for the quarter.

Selling, general and administrative expenses were $1,305,000 for the three month period ended March 31, 2002 and did not materially change from $1,308,000 recorded for the three month period ended March 31, 2001. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2002 decreased to
  31.9% from 41.1% for the three month period ended March 31, 2001 principally due to increased sales during the current period.

  Interest expense for the three month period ended March 31, 2002 decreased to $21,000 from $92,000 for the three months ended March 31, 2001 principally due to the payoff of the outstanding balance under the Company's credit facility in the first quarter of 2001 and due to lower interest rates.

Investment and other income for the three month period ended March 31, 2002 decreased to $36,000 from $67,000 for the three month period ended March 31, 2001 principally due to a decrease in funds available for investment during the current period and due to lower interest rates.

Income before income tax for the three month period ended March 31, 2002 was $267,000 compared to a loss of $185,000 recorded for the three month period ended March 31, 2001 principally due to the increase in sales from the Company's Electronics Segment.

During the period ended March 31, 2001, the Company completed the sale-leaseback of its operating facility. For tax purposes, the Company was able to offset the capital gain realized on the sale of the facility with its net operating loss carry-forward. As a result of the transaction and pursuant to Statement of Financial Statements No. 109
 "Accounting for Income Taxes", the Company adjusted its valuation allowance against its deferred tax asset thereby taking a charge of
   $400,000 to income for the three months ended March 31, 2001.

Net income for the three month period ended March 31, 2002 was $267,000 compared to a loss of $585,000 for the three month period ended March
                             31, 2001.


               Material Change in Financial Condition

Working capital increased to $6,264,000 at March 31, 2002 compared to $6,038,000 at December 31, 2001. The ratio of current assets to current liabilities slightly decreased to 2.43 to 1 at March 31, 2002 from 2.45 to 1 at December 31, 2001.

Net cash provided by operations for the three month period ended March 31, 2002 was $21,000, primarily attributable to the net income for the period and an increase in accounts payable that was partially offset by the increase in inventories. Net cash used in operations for the three month period ended March 31, 2001 was $578,000, primarily attributable to the net loss for the period, an increase in inventories and a reduction in accounts payable and accrued expenses that was partially offset by the non-cash flow effect of the reduction in the deferred tax asset and a decrease in accounts receivable.

Cash flows used in investing activities for the three month period ended March 31, 2002 was $8,000, primarily attributable to the purchases of property, plant and equipment.  Cash flows provided by investing activities for the three month period ended March 31, 2001 was $2,780,000, primarily attributable to the sale-leaseback of its operating facility.

Cash flows used in financing activities for the three month period ended March 31, 2002 was $26,000, primarily attributable to repayments of long-term debt that was partially offset by the proceeds from debt.
Cash flows used in financing activities for the three month period ended March 31, 2001 was $1,886,000, primarily attributable to repayments of long-term debt resulting from the sale-leaseback of its operating facility that was partially offset by the proceeds from debt.

   All operations of the discontinued apparel companies have been
terminated.   All losses and obligations of these apparel operations
have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

    In January 2001, the Company closed on a new $1,000,000 credit facility with an asset-based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility from the asset-based lender was increased to $1,500,000. The agreement shall continue until January 31, 2003 and from year to year thereafter unless sooner terminated for an event of default including compliance with certain financial covenants. Loans will bear interest at the prime rate of the Chase Manhattan Bank plus 1.75% per annum. In March 2001, the Company completed a sale-leaseback of its New York operating facility whereby it received proceeds of $3,000,000 and entered into a net operating lease with an initial term expiring in 2013. The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility and the remainder of the proceeds were used for working capital.

    The Company's contractual obligations and commitments are summarized as follows:
                Less
              than         1-3       4-5
                                            After 5
  Obligation   Total       1 Year      Years Years         Years

Long-term debt   $1,419,000  $1,191,000    $228,000        0
                             0

Operating leases  4,725,000     416,000   1,202,000   835,000
                        2,272,000

                          Other long-term
    obligations     590,000     590,000   0          0
                              0

                         Total contractual
    Obligations  $6,734,000  $2,197,000  $1,430,000  $835,000
                         $2,272,000


    The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

Inflation has not materially impacted the operations of the Company.


  Certain Material Trends

    Up until the beginning of 2001, the Company faced a very difficult business environment encountering significant delays in the award of new contracts from the U.S. Government and its prime contractors as well as industry wide funding and pricing pressures. In addition, due to major consolidations in the defense industry, it became more difficult to avoid dependence on certain customers for revenue and income. Contract delays adversely affected revenue levels for 1999 and 2000. However, the Company realized an increase in bookings in 2000 and 2001 and consequently, has experienced an improvement to revenue levels in 2001 and thus far in 2002. Due to the events of September 11, 2001, the Company may be requested to increase production of its existing product lines as well as realize new business opportunities stemming from the deployment of assets by the Department of Defense for the current military campaign.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits
     None

 (b) Reports on 8-K
     No reports were filed for the three month period ended March 31, 2002.





























                                     SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ORBIT INTERNATIONAL CORP.
                              Registrant






Dated:    May 15, 2002       _/s/ Dennis Sunshine______
                Dennis Sunshine, President, Chief
                     Executive officer and Director



Dated:    May 15, 2002      __/s/ Mitchell Binder_______
                Mitchell Binder, Vice President-
                Finance, Chief Financial Officer
                and Director