Form 10QSB
period 2002-06-30
ORBIT INTERNATIONAL CORP
filed 2002-08-13
CIK 74818

UNITED  STATES
               SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE  ACT  OF  1934
  For the quarterly period ended          June 30, 2002

                                 OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES  EXCHANGE  ACT  OF  1934
  For the transition period from                to

  Commission file number             0-3936


                 Orbit International Corp.

  (Exact name of small business issuer as specified in its charter)
       Delaware                            11-1826363
  (State or other jurisdiction      (I.R.S. Employer Identification
   incorporation or organization)      Number)
       80 Cabot Court, Hauppauge, New York               11788
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
                                     Yes ___   No ___

            APPLICABLE ONLY TO CORPORATE ISSUERS:

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  August 13, 2002                                   2,110,196
  Transitional Small Business Disclosure Format (check one): Yes___ No_X_










  INDEPENDENT ACCOUNTANT'S REPORT




  To Orbit International Corp.


  We have reviewed the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations for the six-month and three-month periods ended June 30, 2002 and 2001 and the statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


  GOLDSTEIN GOLUB KESSLER LLP
  New York, New York

  July 31, 2002








                   PART I - FINANCIAL INFORMATION
                              ITEM - I

             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                              June 30,
                 December 31,
                                                 2002
  2001
                                              (unaudited)

  ASSETS

  Current assets:

   Cash and cash equivalents...............     $ 1,818,000    $
  745,000
   Investments in marketable securities....               3,000
   3,000
   Accounts receivable (less allowance for
    doubtful accounts).....................            1,132,000
  2,088,000
   Inventories ............................            7,640,000
  7,213,000
   Other current assets....................             92,000
  80,000
   Deferred tax assets.....................               75,000
  75,000

     Total current assets..................      10,760,000
  10,204,000

  Property, plant and equipment - at cost,
    less accumulated depreciation and
    amortization...........................              208,000
  220,000

  Goodwill.................................              868,000
  868,000

  Other assets............................        853,000
  757,000
  Deferred tax assets.....................               275,000
  275,000


   TOTAL ASSETS............................     $12,964,000
  $12,324,000






                      See accompanying notes.








             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (continued)


                                                    June
  30,   December 31,
                                                          2002
        2001
                                                      (unaudited)

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

   Current portion of long-term obligations..       $
  216,000   $  243,000
   Accounts payable..........................
  1,124,000    1,335,000
   Accrued expenses..........................
  855,000      814,000
   Notes payable.............................
  899,000      938,000
   Deferred income...........................
  85,000       85,000
   Customer advances..................... Accounts payable, accrued expenses and reserves applicable to discontinued
    operations...............................
  581,000      594,000

  Total current liabilities........
  4,435,000    4,166,000

  Deferred income...........................
  811,000      854,000

  Long-term obligations......................
  197,000      264,000

     Total liabilities.......................
  5,443,000    5,284,000

  STOCKHOLDERS' EQUITY

  Common stock - $.10 par value..............
  312,000      312,000
  Additional paid-in capital.................
  24,165,000   24,165,000
  Accumulated deficit.......................
  (7,106,000)  (7,587,000)

  17,371,000   16,890,000
  Treasury stock, at cost....................
  (9,850,000)  (9,850,000)   Total stockholders'
  equity..............           7,521,000    7,040,000


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  $12,964,000   $12,324,000






                      See accompanying notes.








             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)


            Six Months Ended    Three Months Ended
                                June 30,                  June 30,
                            2002        2001         2002     2001


  Net sales...........  $ 8,096,000 $ 6,783,000  $ 4,008,000 $ 3,603,000

  Cost of sales.......    4,918,000   4,258,000    2,387,000   2,226,000

  Gross profit........    3,178,000   2,525,000    1,621,000   1,377,000

  Selling, general and
   administrative
   expenses...........    2,728,000   2,597,000    1,423,000   1,289,000
  Interest expense....       39,000     112,000       18,000      20,000
  Investment and
   other income, net..    (  70,000) (  121,000)    ( 34,000)   ( 54,000)
  Income (loss) before
   income tax.........      481,000  (   63,000)     214,000     122,000

  Income tax..........                  400,000         -           -   -


  NET INCOME (LOSS)...  $   481,000   $(463,000)   $ 214,000   $ 122,000

  Net income (loss) per
  common share:

  Net income (loss)
       Basic.............$  .23     $  (.23)      $    .10      $  .06
       Diluted...........$  .21     $  (.23)      $    .09      $  .06







                      See accompanying notes.














             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)

                                            Six Months
                                            Ended
                                                       June 30,
                           2002        2001

  Cash flows from operating activities:
   Net income (loss)...........................  $  481,000     $ (463,000)
    Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization.............      36,000       81,000
     Amortization of goodwill..................        -          48,000
     Deferred income...........................     (43,000)       (42,000)
     Deferred tax asset........................               400,000

  Changes in operating assets and liabilities:
   Accounts receivable.........................     956,000      385,000
   Inventories.................................    (427,000)    (447,000)
   Other current assets........................     (12,000)      (4,000)
   Other assets................................     (96,000)    (131,000)
   Accounts payable............................    (211,000)    (221,000)
   Accrued expenses............................      41,000     (130,000)
   Customer advances...........................     518,000      (62,000)
   Accounts payable, accrued expenses and
    and reserves applicable to
    discontinued operations....................     (13,000)     (19,000)

  Net cash provided by (used in)
     operating activities......................   1,230,000     (605,000)

  Cash flows from investing activities:
   Purchases of property, plant and equipment..     (24,000)      (3,000)

   Proceeds from sales of property, plant
     and equipment........ .....................        -      2,783,000


  Net cash provided by (used in)
     investing activities......................     (24,000)   2,780,000



  (continued)














             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)
                            (continued)


    Six Months
    Ended
                                                    June 30,
                                    2002         2001

               Cash flows from financing activities:
 Repayments of debt..........................     (94,000)  (2,897,000)
   Proceeds from debt..........................                1,000,000
 Net repayments of note payable .............     (39,000)   (73,000)
                   Net cash (used in) financing
 activities..................................    (133,000)  (1,970,000)


  NET INCREASE IN CASH AND CASH
 EQUIVALENTS.................................   1,073,000      205,000


Cash and cash equivalents - January 1........     745,000    1,102,000


CASH AND CASH EQUIVALENTS - June 30..........  $1,818,000  $ 1,307,000




  Supplemental cash flow  information:

                              Cash paid for:

       Interest..............................  $  39,000    $  112,000









                      See accompanying notes.










             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)



  (NOTE 1)
    The results of operations for the six and three months ended June
  30, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2002.

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

  (NOTE 3) -
  based lender that provided a $1,000,000 credit facility, collateralized by the Company's accounts receivable, inventory and machinery and equipment, at an interest rate of prime plus 1.75%. In October 2001, the credit facility was increased to $1,500,000. The Company used the proceeds to pay off all amounts outstanding under its existing term loans, a portion of the amount outstanding under its existing mortgage and the remainder will be used for working capital. Pursuant to the terms of the agreement, the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital and tangible net worth, as defined.


  (continued)









             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                            (continued)

  (NOTE 4) - Income Per Share:

  The following table sets forth the computation of basic and diluted income (loss) per common share:
                      Six Months Ended    Three
  Months Ended
                                        June 30,
  June 30,
                           2002       2001       2002
       2001
  Denominator:
   Denominator for basic
    income (loss) per share -
    weighted-average common
    shares                2,109,000  2,026,000
  2,110,000  2,026,000
  Effect of dilutive securities:
   Employee and directors
    stock options               165,000    0
  274,000     14,000

  Denominator for diluted
   income (loss) per share -
   weighted-average common
   shares and assumed
   conversion                   2,274,000  2,026,000
  2,384,000  2,040,000

    Due to a loss recorded for the six month period ended June 30, 2001, the denominator for both basic and diluted loss per common share is the weighted-average common shares. There is no effect of common share equivalents as such effect would be antidilutive.

    The numerator for basic and diluted income (loss) per share for the six and three month periods ended June 30, 2002 and June 30, 2001 is the net income (loss) for each period.


  (NOTE 5) - Cost of Sales:

       For interim periods, the Company estimates its inventory and related gross profit.




  (continued)










             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                            (continued)

  (NOTE 6) - Inventories:

       Inventories are comprised of the following:


                                     June 30,      December 31,
                                       2002            2001

  Raw Materials..............      $ 3,801,000      $ 3,559,000
  Work-in-process............        3,247,000        3,133,000
  Finished goods.............          592,000          521,000
                  TOTAL     $ 7,640,000      $ 7,213,000



  (NOTE 7)  -  Business Segments:

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

    The following is the Company's business segment information for the six and three month periods ended June 30, 2002 and 2001.

                  Six Months Ended       Three Months
  Ended
                              June 30,             June 30,

                     2002        2001        2002
  2001


  Net sales:
     Electronics......$ 5,965,000  $3,737,000  $3,045,000
  $1,889,000
     Power Units......

    Domestic......  1,971,000   2,686,000     861,000     1,629,000

    Foreign........   160,000     360,000     102,000        85,000

     Total Power Units. 2,131,000   3,046,000     963,000     1,714,000
     Total      $ 8,096,000  $6,783,000  $4,008,000   $
  3,603,000

   (continued)
             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                            (continued)
  Income (loss) from
                            operations:

    Electronics.....$ 1,468,000  $ 294,000  $   742,000 $
                           208,000
    Power Units.....   (601,000)   (55,000)    (349,000)
                           34,000
                         General corporate
                         expenses not
    allocated    ....   (414,000)  (311,000)    (195,000)
                          (154,000)
 Interest expense...    (39,000)  (112,000)     (18,000)
                          (20,000)
                       Investment and other
   income............    67,000    121,000       34,000
                           54,000
                    Income (loss) before
                         income taxes  (NOTE 8)  -  Goodwill and Other
Intangible   Assets:

  Effective January 1, 2002, Orbit adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2002, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being  amortized.

  The following pro-forma information reconciles net income (loss) reported for the six and three month periods ended June 30, 2002 and 2001 to adjusted net income (loss) reflecting the adoption of SFAS 142:

      Six Months Ended       Three Months Ended
                              June 30,          June 30,
                   2002        2001       2002        2001
  Reported net income (loss)  $481,000   $(463,000)  $ 214,000   $122,000
                         Addback:  Goodwill
 amortization                   -         48,000    ____-___     24,000

Adjusted net income         $481,000   $(415,000)  $ 214,000   $146,000

                   Basic income (loss) per share:
  Reported net income (loss)  $.23      $ (.23)       $.10       $.06
                          Addback: Goodwill
 amortization              -          .02          -         .01
    Adjusted net income (loss)  $.23    (.21)     $.10      $.07

                  Diluted income (loss) per share:
  Reported net income (loss)  $.21      $ (.23)       $.09       $.06
    Addback: Goodwill
  amortization             -          .02          -         .01
    Adjusted net income (loss) $.21       $ (.21)      $.09     $.07


                            (continued)


                              Item 2.
             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS

  Critical Accounting Policies


    The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset and goodwill impairment. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

  Inventories

    Inventory is valued at the lower of cost (first in, first out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company's products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly.

  Deferred tax asset

    At December 31, 2001, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and net operating loss carry-forwards of approximately $27,000,000 that expire through 2021. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.





  Impairment of Goodwill

    The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first quarter of 2002 and then on an annual basis thereafter. During the first quarter, the Company determined that there was no impairment to its goodwill and other intangible assets.


  Material Changes in Results of Operations

      Three month period ended June 30, 2002 v. June 30, 2001

    The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

Consolidated net sales for the three month period ended June 30, 2002 increased by 11.2% to $4,008,000 from $3,603,000 for the three month period ended June 30, 2001 due to 61% higher sales recorded from its
  Electronics Segment that was partially offset by 44% lower sales recorded by its Power Units Segment. The increase in sales from the Electronics Segment was principally due to an increase in units shipped as a result of an improved business environment for its military and ruggedized products. The decrease in sales from the Power Units Segment is principally due to a slowdown in its commercial division due to a reduction in capital spending as a result of current economic conditions.

Gross profit, as a percentage of sales, for the three months ended June 30, 2002 increased to 40.4% from 38.2% for the three months ended June 30, 2001. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in this Segment's sales that was partially offset by a lower gross profit from the Company's Power Units Segment due principally to a decrease in the
                  Segment's sales for the quarter.

Selling, general and administrative expenses for the three month period ended June 30, 2002 increased to $1,423,000 from $1,289,000, or 10.4%, for the three month period ended June 30, 2001 principally due to higher selling costs incurred by the Electronics Segment and to higher
corporate administrative costs.    Selling, general and administrative
expenses, as a percentage of sales, for the three month period ended June 30, 2002 slightly decreased to 35.5% from 35.8% for the three month period ended June 30, 2001 principally due to increased sales during the current period.

Interest expense for the three month period ended June 30, 2002 slightly decreased to $18,000 from $20,000 for the three month period ended June
        30, 2001 principally due to lower interest rates.

Investment and other income for the three month period ended June 30, 2002 decreased to $34,000 from $54,000 for the three month period ended
 June 30, 2001 principally due to a decrease in funds available for investment during the current period and due to lower interest rates.

For the three months ended June 30, 2002, the Company did not record any income tax expense because the taxes on income for the quarter was offset by the adjustment to the valuation allowance on the deferred assets resulting from the Company's net operating loss carryforwards.

Net income for the three month period ended June 30, 2002 was $214,000 compared to net income of $122,000 for the three month period ended June 30, 2001 principally due to the increase in sales from the Company's
                        Electronics Segment.



       Six month period ended June 30, 2002 v. June 30, 2001

Consolidated net sales for the six month period ended June 30, 2002 increased by 19.4% to $8,096,000 from $6,783,000 for the six month period ended June 30, 2001 due to 59.6% higher sales recorded from its
 Electronics Segment that was partially offset by 30.0% lower sales recorded by its Power Units Segment. The increase in sales from the Electronics Segment was principally due to an increase in units shipped as a result of an improved business environment for its military and ruggedized products. The decrease in sales from the Power Units Segment is principally due to a slowdown in its commercial division due to a reduction in capital spending as a result of current economic conditions.

Gross profit, as a percentage of sales, for the six months ended June 30, 2002 increased to 39.3% from 37.2% for the six month period ended
  June 30, 2001. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in this Segment's sales that was partially offset by a lower gross profit from the Company's Power Unit Segment due principally to a decrease in the Segment's sales for the period.

Selling, general and administrative expenses for the six month period ended June 30, 2002 increased to $2,728,000 from $2,597,000, or 5.0%, for the six month period ended June 30, 2001 principally due higher selling costs incurred by both its Electronics and Power Units Segments. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2002 decreased to 33.7% from 38.3% for the six month period ended June 30, 2001 principally due to increased sales during the current period.

Interest expense for the six month period ended June 30, 2002 decreased to $39,000 from $112,000 for the six month period ended June 30, 2001 principally due to the pay off of the outstanding balance under the Company's credit facility in the first quarter of 2001 and to lower interest rates.

Investment and other income for the six month period ended June 30, 2002 decreased to $70,000 from $121,000 for the six month period ended June 30, 2001 principally due to a decrease in funds available for investment during the current period and to lower interest rates.

Net income before income tax for the six month period ended June 30, 2002 increased to $481,000 from the $63,000 loss recorded for the six month period ended June 30, 2001 principally due to higher sales recorded from the Company's Electronics Segment.

    For the six months ended June 30, 2002, the Company did not record any income tax expense because the taxes on income for the period was offset by the adjustment to the valuation allowance on the deferred assets resulting from the Company's net operating loss carryforwards.

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

    As a result of the foregoing, the net income for the six month period ended June 30, 2002 was $481,000 compared to a net loss of $463,000 for the six month period ended June 30, 2001.

  Material Changes in Financial Condition

       Working capital increased to $6,325,000 at June 30, 2002 compared to $6,038,000 at December 31, 2001. The ratio of current assets to current liabilities slightly decreased to 2.43 to 1 at June 30, 2002 from 2.45 to 1 at December 31, 2000.

    Net cash provided by operations for the six month period ended June
  30, 2002 was $1,230,000, primarily attributable to the net income for the period, a decrease in accounts receivable and an increase in customer advances that was partially offset by the increase in inventories and a decrease in accounts payable. Net cash used in operations for the six month period ended June 30, 2001 was $605,000, primarily attributable to the net loss for the period, the increase in inventory and other assets and the decrease in accounts payable and accrued expenses that was partially offset by the non-cash flow effect of the reduction in the deferred tax asset and a decrease in accounts receivable.

    Cash flows used in investing activities for the six month period ended June 30, 2002 was $24,000, primarily attributable to the purchases of property, plant and equipment. Cash flows provided by investing activities for the six month period ended June 30, 2001 was $2,780,000, primarily attributable to the sale-leaseback of its operating facility.

    Cash flows used in financing activities for the six month period ended June 30, 2002 was $133,000, primarily attributable to the repayments of long-term debt. Cash flows used in financing activities for the six month period ended June 30, 2001 was $1,970,000, primarily attributable to repayments of long-term debt resulting from the sale-leaseback of its operating facility that was partially offset by the proceeds from debt.

    In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility from the asset-based lender was increased to $1,500,000. The agreement shall continue until January 31, 2003 and from year to year thereafter unless sooner terminated. Loans will bear interest at the prime rate of the Chase Manhattan Bank (4.75% at June 30, 2002) plus 1.75% per annum. In March, 2001, the Company completed a sale-leaseback of its New York operating facility whereby it received proceeds of $3,000,000 and entered into a net operating lease with an initial term expiring in 2013. The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility (approximately $2,756,000 at an interest rate of 1.75% above the prime rate of interest) and the remainder of the proceeds will be used for working capital.

              Less than         1-3              4-5
  After 5
  Obligation   Total     1 Year       Years   Years
    Years

  Long-term debt  $1,312,000      $1,115,000      $197,000       0
            0

  Operating
     leases        4,620,000        410,000      1,193,000
835,000  2,182,000


  Other long-term
      obligations    581,000        581,000     0           0           0

  Total contractual
      obligations $6,513,000     $2,106,000     $1,390,000   835,000 $2,182,000

    The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

    Inflation has not materially impacted the operations of the Company.

  Certain Material Trends

    The Company's Electronics Segment and the Custom Division of its
  Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels in 2001 and into 2002. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders are expected to commence during the third quarter of 2002. However, the Company has experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of current economic conditions.


    Despite the increase in military spending, the Company still faces a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs. In addition, these new contracts which require incurring up-front design, engineering, prototype and pre-production costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by its customers, including the United States Government, for such effort. In addition, even if the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and pre-production stage, there is no assurance that funding will be provided for future production. In such event, even if the Company is reimbursed its development costs it will not generate any significant profits.

    The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income. The U.S. Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of equipment. Any further reductions in the level of military spending by the United States Government and/or further reductions to the U.S. fleet could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets, as well as to other Departments of Defense besides the U.S. Navy.


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

  ITEM 1. LEGAL PROCEEDINGS
     None

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

  ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

    An Annual Meeting of Stockholders of the Company was held on June
  28, 2002. The holders of 2,109,196 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 2,036,761 shares of Common Stock, or approximately 97% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

       The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 1,983,725 votes for and 53,036 against, Bruce Reissman by 1,983,725 votes for and 53,036 against, Mitchell Binder by 1,983,725 votes for and 53,036 against, John Molloy by 1,983,725 votes for and 53,036 against, Bernard Karcinell by 1,983,725 votes for and 53,036 against, Denis Feldman by 1,983,725 votes for and 53,036 against and Mark Manno by 1,985,725 votes for and 53,036 against.
       The proposal to adopt the Company's 2002 Employee Stock Incentive
         Plan was postponed to allow for additional time for stockholders to vote on the proposal. As of June 28, 2002, the stockholders had voted 947,247 for and 110,088 against the resolution to adopt the 2002 Employee Stock Incentive Plan (2,623 votes abstained).
       The stockholders voted 2,027,294 for and 7,157 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2002 (2,310 votes abstained).

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


                     ORBIT INTERNATIONAL CORP.
                             Registrant






  Dated:      August 13, 2002      _/s/ Dennis Sunshine_____

                              Dennis Sunshine, President,
                                  Chief Executive Officer and


                                    Director



  Dated:      August 13, 2002      _/s/ Mitchell Binder __
                                  Mitchell Binder, Vice
                                  President-Finance, Chief
                                  Financial Officer
                   and Director

























                     CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    I, Dennis Sunshine, Chief Executive Officer of Orbit International
  Corp., certify, pursuant to 18 U.S.C. section 1350, as enacted by section 906
of   the
  Sarbanes-Oxley Act of 2002, that:
    (1)  the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or
  15(d) of the Securities Exchange Act of 1934; and
    (2)  information contained in the Periodic Report fairly
  presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
  Dated: August 13, 2002
     /s/ Dennis Sunshine
     Dennis Sunshine
     Chief Executive Officer























































                     CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    I, Mitchell Binder, Chief Financial Officer of Orbit International
  Corp., certify, pursuant to 18 U.S.C. section 1350, as enacted by section 906
of   the
  Sarbanes-Oxley Act of 2002, that:
    (1)  the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or
  15(d) of the Securities Exchange Act of 1934; and
    (2)  information contained in the Periodic Report fairly
  presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
  Dated: August 13, 2002
     /s/ Mitchell Binder
     Mitchell Binder
                   Chief Financial Officer