Form 10QSB
period 2002-09-30
ORBIT INTERNATIONAL CORP
filed 2002-11-13
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934
For the quarterly period ended 		September 30, 2002
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from 			 to
Commission file number 			0-3936

Orbit International Corp.
(Exact name of small business issuer as specified in its charter)
Delaware					      11-1826363
(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)	  Number)
80 Cabot Court, Hauppauge, New York			11788
(Address of principal executive offices			    (Zip Code)
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
Yes ___   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

November 13, 2002     	                   	2,110,196
Transitional Small Business Disclosure Format (check one): Yes___ No_X_












INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
Orbit International Corp.


We have reviewed the accompanying consolidated
 balance sheet of Orbit International
Corp. and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations for the nine-month and three-month periods ended September
30, 2002 and cash flows for the nine-month period ended
September 30, 2002.  These
financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American
Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
 Accordingly, we do not express
such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the
related consolidated statements of operations, cash flows, and changes in stockholders= equity for the year then ended (not presented herein); and in our report dated March 8, 2002, we expressed an unqualified opinion on those financial
statements. In our opinion, the information set forth in the accompanying condensed
balance sheet as of December 31, 2001, is fairly stated,
 in all material respects,
in relation to the balance sheet from which it has been derived.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York



October 31, 2002





PART I - FINANCIAL INFORMATION


Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


September 30,    December
31,
         				          2002            2001
    (unaudited)

ASSETS

Current assets:

 Cash and cash equivalents............... 	 $ 1,556,000    $   745,000
 Investments in marketable securities....     		 3,000          3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    	   1,601,000      2,088,000
 Inventories ............................    	   7,195,000	7,213,000
 Other current assets....................            157,000         80,000
 Deferred tax assets.....................		      75,000         75,000

   Total current assets..................   	  10,587,000     10,204,000

Property, plant and equipment - at cost,
  less accumulated depreciation and
  amortization...........................     	     195,000        220,000

Goodwill.................................      	     868,000        868,000

Other assets............................		     853,000        757,000
Deferred tax assets.....................		     275,000	  275,000


 TOTAL ASSETS............................ 	 $12,778,000    $12,324,000






See accompanying notes.











ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(continued)


            September 30,
December 31,
          	           2002
2001
            (unaudited)

LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:

 Current portion of long-term obligations.. 		$   202,000   $
243,000
 Accounts payable..........................  		  1,056,000
1,335,000
 Accrued expenses..........................    		    872,000
814,000
 Notes payable.............................   		    876,000
938,000
 Deferred income...........................    		     85,000
85,000
 Customer advances.....................Y...		    325,000
157,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................    		    569,000
594,000

Total current liabilities........         		  3,985,000
4,166,000

Deferred income...........................    		    790,000
854,000

Long-term obligations......................   		    165,000
264,000

   Total liabilities.......................  		  4,940,000
5,284,000

STOCKHOLDERS= EQUITY

Common stock - $.10 par value..............  		    312,000
312,000
Additional paid-in capital................. 		 24,165,000
24,165,000
Accumulated deficit.......................             (6,789,000)
(7,587,000)
 17,688,000
16,890,000
Treasury stock, at cost....................	       (9,850,000)
(9,850,000)
Total stockholders= equity.............. 		        7,838,000
7,040,000


TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY  		$12,778,000
$12,324,000






See accompanying notes.








ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)



                         Nine Months Ended       Three Months Ended
                           September 30,             September 30,
                          2002        2001         2002        2001

Net sales...........  $12,309,000 $10,534,000  $ 4,213,000 $ 3,751,000

Cost of sales.......    7,472,000   6,692,000    2,554,000   2,434,000

Gross profit........    4,837,000   3,842,000    1,659,000   1,317,000

Selling, general and
 administrative
 expenses...........    4,089,000   3,889,000    1,361,000   1,292,000
Interest expense....       57,000     128,000       18,000      16,000
Investment and
 other income, net..    ( 107,000) (  163,000)    ( 37,000)   ( 42,000)
Income (loss) before
 income tax 	        798,000  (   12,000)     317,000      51,000

Income tax 			     0        400,000          0           0


NET INCOME (LOSS)...  $   798,000  $( 412,000)   $ 317,000   $  51,000

Net income (loss) per
common share:

Net income (loss)
     Basic.............$  .38    $   (.20)      $    .15      $  .02
     Diluted...........$  .35    $   (.20)      $    .14      $  .02






 See accompanying notes.

















                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                    2002         2001

Cash flows from operating activities:
 Net income (loss) .........................  $  798,000    $ (412,000)
  Adjustments to reconcile net income
  to net cash (used in) operating activities:
   Depreciation and amortization...............   54,000       107,000
   Amortization of goodwill....................      0          71,000
   Deferred income.............................  (64,000)      (64,000)
   Deferred tax asset..........................                400,000
Changes in operating assets and liabilities:
   Accounts receivable........................   487,000     (313,000)
   Inventories................................    18,000     (687,000)
   Other current assets........................  (77,000)      (4,000)
   Other assets................................  (96,000)     (55,000)
   Accounts payable............................ (279,000)      33,000
   Accrued expenses............................   58,000     (168,000)
   Customer advances...........................  168,000       39,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations.................................  (25,000)     (36,000)


Net cash (used in) operating activities......  1,042,000   (1,089,000)

Cash flows from investing activities:
 Purchases of property, plant and equipment..    (29,000)     (19,000)
 Proceeds from sales of property, plant
   and equipment.............................       0       2,783,000

Net cash provided by
   (used in) investing activities............    (29,000)   2,764,000











(continued)









ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)




                                                   Nine Months Ended
                                                      September 30,
                                                   2002         2001

Cash flows from financing activities:

 Repayments of debt..........................    (140,000)  (2,949,000)
 Proceeds from debt..........................                1,000,000
 Net repayments of note payable..............     (62,000) 	   (89,000)
 Proceeds from exercise of warrants..........         0          8,000
 Net cash (used in) financing activities.....    (202,000)  (2,030,000)

NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS............................     811,000     (355,000)


Cash and cash equivalents - January 1........     745,000    1,102,000


CASH AND CASH EQUIVALENTS B September 30.....  $ 1,556,000   $ 747,000




Supplemental cash flow  information:

       Cash paid for:

       Interest..............................  $   57,000  $   128,000









See accompanying notes.









ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



(NOTE 1) B Basis of Presentation:

The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments
 (consisting only of normal
recurring accruals) necessary to a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying consolidated financial statements do not purport to contain complete disclosures required for annual financial statements in conformity with generally accepted accounting principles.

The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2002.

These consolidated statements should be read in conjunction with the Company=s financial statements for the fiscal year ended December 31, 2001 contained in the Company=s Form 10-KSB.

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
30,

       			        2002       2001       2002       2001
Denominator:
 Denominator for basic
  income (loss) per share -
  weighted-average common
  shares				      2,110,000  2,054,000  2,110,000
2,109,000
Effect of dilutive securities:
 Employee and directors
  stock options			        144,000	   0        154,000
18,000

Denominator for diluted
 income (loss) per share -
 weighted-average common
 shares and assumed
 conversion    		            2,254,000  2,054,000  2,264,000
2,127,000

Due to a loss recorded for the nine month period ended September 30, 2001, the denominator for both basic and diluted loss per common share is the weighted-
average common shares. There is no effect of common share equivalents as such effect would be antidilutive.

The numerator for basic and diluted income (loss) per share for the nine and three month periods ended September 30, 2002 and September 30, 2001 is the net income (loss) for each period.

For the nine months ended September 30, 2002, an additional 24,827 stock options were outstanding with exercise prices ranging from $4.50 to $9.00 per share and for the three months ended September 30, 2002, 293,820 stock options were outstanding with exercise prices ranging from $3.75 to $9.00 per share. These options, for the respective periods, were not included in the computation of diluted earnings per share because the options= exercise prices were greater than the average market price of the common shares for those periods.

(NOTE 5) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.




(continued)





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 6) - Inventories:

     Inventories are comprised of the following:


                                 September 30,    December 31,
                                     2002            2001

Raw Materials..............      $ 3,591,000      $ 3,559,000
Work-in-process............        3,028,000        3,133,000
Finished goods.............          576,000          521,000
                TOTAL		   $ 7,195,000      $ 7,213,000



(NOTE 7)  -  Business Segments:

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

The following is the Company=s business segment information for the nine and three month periods ended September 30, 2002 and 2001.

             Nine Months Ended       Three Months Ended

                           September 30,	         September 30,
       	       2002        2001        2002        2001



Net sales:
   Electronics......$ 8,745,000  $6,149,000  $2,780,000    $2,412,000
   Power Units......
Domestic......  3,222,000   3,790,000   1,252,000     1,104,000
Foreign........   342,000     595,000     181,000       235,000

   Total Power Units. 3,564,000   4,385,000   1,433,000     1,339,000
Total	  $12,309,000 $10,534,000  $4,213,000   $ 3,751,000

 (continued)





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
      (continued)

Nine Months Ended       Three Months Ended
                           September 30,	         September 30,
     2002        2001        2002        2001
Income (loss) from
operations:
   Electronics.....$ 2,122,000  $ 667,000  $   654,000 $   373,000
   Power Units.....   (718,000)  (161,000)    (117,000)   (106,000)
General corporate
  expenses not
  allocated    ....   (656,000)  (553,000)    (239,000)   (242,000)
Interest expense...    (57,000)  (128,000)     (18,000)    (16,000)
Investment and other
  income............   107,000    163,000       37,000      42,000
Income (loss) before
  income taxesYYYY..$  798,000  $( 12,000)   $ 317,000    $ 51,000



(NOTE 8)  -  Goodwill and Other Intangible Assets:

Effective January 1, 2002, Orbit adopted Statement of Financial Accounting Standards (ASFAS@) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2002, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.

The following pro-forma information reconciles net income (loss)
reported for the nine and three month periods ended September 30, 2002 and 2001 to adjusted net income (loss) reflecting the adoption of SFAS 142:
Nine Months Ended       Three Months Ended

                   	        September 30,	        September 30,

       		       2002        2001       2002        2001

Reported net income (loss)  $798,000   $(412,000)  $ 317,000   $ 51,000
Addback:  Goodwill
 amortization                   -         71,000    ____-___     23,000
Adjusted net income         $798,000   $(341,000)  $ 317,000   $ 74,000

Basic income (loss) per share:
  Reported net income (loss)  $.38      $ (.20)       $.15       $.02
  Addback: Goodwill
amortization              -          .03          -         .01
  Adjusted net income (loss)  $.38		(.17)		$.15	     $.03

Diluted income (loss) per share:
  Reported net income (loss)  $.35      $ (.20)       $.14       $.02
  Addback: Goodwill
amortization             -           .03          -         .01
  Adjusted net income (loss)  $.35 	   $  (.17)	      $.14	     $.03



Item 2.             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT=S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS

Critical Accounting Policies

The discussion and analysis of the Company=s financial condition and the results of its operations are based on the Company=s financial statements and the data used to prepare them. The Company=s financial statements have been prepared based on accounting principles generally accepted in the United
States of America.  On an on-
going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company=s deferred tax asset and goodwill impairment. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under
current business conditions and circumstances.  Actual
 results may differ from these
estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

Inventories

Inventory is valued at the lower of cost (first in, first out basis)
 or market.
Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company=s products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly.

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

Impairment of Goodwill


The Company has significant intangible assets related
 to goodwill and other acquired
intangibles.  In determining the recoverability of goodwill
 and other intangibles,
assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded.
 Effective January 1, 2001, the
Company adopted Statement of Financial Accounting
Standards No. 142, AGoodwill and
Other Intangible Assets@.  Under the provisions of
SFAS 142, the cost of certain
intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first quarter of 2002 and then on an annual basis thereafter.
 During the first quarter, the Company determined that there was no impairment to its goodwill and other intangible assets.


Material Changes in Results of Operations

Three month period ended September 30, 2002 v. September 30, 2001

The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the AElectronics Segment@). Its Behlman subsidiary is engaged in the
design and manufacture of commercial and custom power units (the APower Units Segment@).

Consolidated net sales for the three month period ended September 30, 2002 increased by 12.3% to $4,213,000 from $3,751,000 for the three month period ended
September 30, 2001 principally due to 15.3% and 7.0% higher sales recorded from its Electronics Segment and Power Units Segment, respectively.

Gross profit, as a percentage of sales, for the three months ended
September 30, 2002 increased to 39.4% from 35.1% for the three months ended September 30, 2001. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in this Segment=s sales
that was partially offset by a lower gross profit from
 the Company=s Power Units
Segment due principally to approximately $45,000 taken
 in inventory reserves for
obsolescence for the quarter.

Selling, general and administrative expenses for the three month period ended September 30, 2002 increased to $1,361,000 from $1,292,000, or 5.3%, for the three month period ended September 30, 2001 principally due to higher selling
costs incurred by both the Electronics and Power Unit Segments and to slightly
higher corporate administrative costs.    Selling, general and administrative
expenses, as a percentage of sales, for the three month period ended September 30, 2002 decreased to 32.3% from 34.4% for the three month period ended September
30, 2001 principally due to increased sales during the current period.

Interest expense for the three month period ended September 30, 2002 did not materially change from interest expense for the three month period ended September 30, 2001.

Investment and other income for the three month period ended September 30, 2002 decreased to $37,000 from $42,000 for the three month period ended September
30, 2001 principally due to a decrease in funds available for investment during the current period and due to lower interest rates.

Net income for the three month period ended September 30, 2002 was $317,000 compared to net income of $51,000 for the three month period ended September 30,
2001 principally due to the increase in sales from the Company=s Electronics Segment.




Nine month period ended September 30, 2002 v. September 30, 2001

Consolidated net sales for the nine month period ended September 30, 2002 increased by 16.9% to $12,309,000 from $10,534,000 for the nine month period ended September 30, 2001 principally due to 42.2% higher sales recorded from its Electronics Segment that was partially offset by 18.7% lower sales recorded by its Power Units Segment.

Gross profit, as a percentage of sales, for the nine months ended September
30, 2002 increased to 39.3% from 36.5% for the
 nine month period ended September
30, 2001. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in this Segment=s sales that was partially offset by a lower gross profit from the Company=s Power Unit Segment due principally to a decrease in the Segment=s sales for the period.

Selling, general and administrative expenses for the nine month period ended September 30, 2002 increased to $4,089,000 from $3,889,000, or 5.1%, for the nine month period ended September 30, 2001 principally due to higher selling costs incurred by both its Electronics and Power Units
Segments and to higher
corporate administrative costs. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2002 decreased to 33.2% from 36.9% for the nine month period ended September 30, 2001 principally due to increased sales during the current period.

Interest expense for the nine month period ended September 30, 2002 decreased to $57,000 from $128,000 for the nine month period ended September 30,
2001 principally due to the pay off of the outstanding balance under the Company=s credit facility in the first quarter of 2001 and to lower interest rates.

Investment and other income for the nine month period ended September 30, 2002 decreased to $107,000 from $163,000 for the nine month period ended September 30, 2001 principally due to a decrease in funds available for investment during the current period and to lower interest rates.

Net income before income tax for the nine month period ended September 30, 2002 increased to $798,000 from the $12,000 loss recorded for the nine month period ended September 30, 2001 principally due to higher sales recorded by the Company=s Electronics Segment.

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

As a result of the foregoing, the net income for the nine month period ended September 30, 2002 was $798,000 compared to a net loss of $412,000 for the nine month period ended September 30, 2001.

Material Change in Financial Condition

Working capital increased to $6,602,000 at September 30, 2002 compared to $6,038,000 at December 31, 2001. The ratio of current assets to current liabilities
 slightly increased to 2.66 to 1 at September 30, 2002 from 2.45 to 1 at December
31, 2001.

Net cash provided by operations for the nine month period ended September
30, 2002 was $1,042,000, primarily attributable
 to the net income for the period,
a decrease in accounts receivable and an increase in customer advances that was partially offset by a decrease in accounts payable.
Net cash used in operations
for the nine month period ended September 30, 2001 was $1,089,000, primarily attributable to the net loss for the period, the increase in accounts receivable
and inventory and the decrease in accrued expenses that was partially offset by the non-cash flow effect of the reduction in the deferred tax asset.

Cash flows used in investing activities for the nine month period ended September 30, 2002 was $29,000, primarily attributable to the purchases of property, plant and equipment. Cash flows provided by investing activities for the nine month period ended September 30, 2001 was $2,764,000, primarily attributable to the sale-leaseback of its operating facility.

Cash flows used in financing activities for the nine month period ended September 30, 2002 was $202,000, primarily attributable to the repayments of long-term debt. Cash flows used in financing activities for the nine month period ended September 30, 2001 was $2,030,000, primarily attributable to repayments of long-term debt resulting from the sale-leaseback of its operating facility that was partially offset by the proceeds from debt.

In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the redit facility from the asset-based lender was increased to $1,500,000. The agreement shall continue until January 31,
2003 and from year to year thereafter unless sooner terminated. Loans will bear interest at the prime rate of the Chase Manhattan Bank
(4.75% at September 30, 2002)
plus 1.75% per annum. In March, 2001, the Company completed a sale-leaseback of its
New York operating facility whereby it received proceeds
 of $3,000,000 and entered
into a net operating lease with an initial term expiring in 2013. The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility (approximately $2,756,000 at an interest rate of 1.75%
above the prime rate of interest) and the remainder of the proceeds will be used for working capital.








Less than   	    1-3	   4-5
    After 5
Obligation		Total		1 Year		   Years	  Years	Years

Long-term debt  $1,243,000	$1,078,000         $165,000	    0	        0

Operating leases 4,547,000	   410,000	      1,228,000	 855,000  2,054,000

Other obligations  569,000       569,000	          0		    0		  0

Total contractual
   Obligations $6,359,000    $2,057,000       $1,393,000    $855,000 $2,054,000

The Company=s existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company=s cash requirements for the foreseeable future.

Inflation has not materially impacted the operations of the Company.

Certain Material Trends

The Company=s Electronics Segment and the Custom Division of its Power
Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels in 2001 and into 2002. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders commenced in the current quarter and are expected to continue for the remainder of this year and into 2003. However, the Company has experienced a
slowdown in its commercial division of its Power
 Units Segment due to a reduction
in capital spending as a result of current economic conditions.

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

The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income.  The U.S. Navy fleet
has been significantly reduced in the past several years thereby impacting the procurement of equipment. Any further reductions in the level of military spending by the United States Government and/or further reductions to the U.S. fleet could have a negative impact on the
 Company=s future revenues and earnings.
 In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.
Behlman=s customer list for its custom division and its line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets as well as to other Departments of Defense besides the U.S. Navy.


Forward Looking Statements

Statements in this Item 2 AManagement=s Discussion and Analysis of Financial Condition and Results of Operations@ and elsewhere in this document are certain statements which are not historical or current fact and constitute Aforward-looking statements@ within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such
risks and uncertainties, readers are urged to consider statements labeled with the terms Amay@, Awill@, Apotential@, Aopportunity@,
Abelieves@, Abelief@, Aexpects@,
Aintends@, Aestimates@, Aanticipates@ or Aplans
@ to be uncertain and forward-
looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company=s reports and registration statements filed with the Securities and Exchange Commission.



Item 3.	CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company=s management, including the Company=s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company=s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company=s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard
to significant deficiencies and material weaknesses) in the Company=s internal controls or in other factors that could significantly affect these controls subsequent to the date of Management=s evaluation.





PART II- OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submissions of Matters to Vote of Security Holders

An Annual Meeting of Stockholders of the Company was held on June 28, 2002. The holders of 2,109,196 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 2,036,761 shares of Common Stock, or approximately 97% of shares entitled to vote at the meeting, were represented by proxy. Proposal #2, to adopt the Company=s 2002 Employee Stock Incentive Plan was postponed to allow for additional time for stockholders to vote on the proposal. As of November 6, 2002, the stockholders voted 947,247 for and 110,088 against the resolution to adopt the 2002 Employee Stock Incentive Plan (2,623 votes abstained) which did not constitute the needed votes for passage. Accordingly, the Company has terminated proxy solicitations for this proposal.

Item 5. Other Information
None

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits
None

(b) Reports on 8-K
None






SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT INTERNATIONAL CORP.
Registrant






Dated:   	November 13, 2002  		_/s/ Dennis Sunshine __
Dennis Sunshine, President,
Chief Executive Officer and


        Director



Dated:   	November 13, 2002  		_/s/ Mitchell Binder __
Mitchell Binder, Vice
President-Finance, Chief
Financial Officer
and Director

























CERTIFICATION

I, Dennis Sunshine, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Orbit International
Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant=s other certifying officers and I are
responsible for establishing
and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant=s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the AEvaluation Date@); and

(c)	Presented in this quarterly report our
conclusions about the effectiveness of
the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant=s other certifying officers
and I have disclosed, based on our
most recent evaluation, to the registrant=s auditors and the audit committee of registrant=s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or
operation of internal controls
which could adversely affect the registrant=s ability to record, process, summarize and report financial data and have identified for the registrant=s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant=s internal controls;
and

6.	The registrant=s other certifying officers
 and I have indicated in this quarterly
report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002                    _/s/_Dennis Sunshine__
      							Dennis Sunshine
Chief Executive Officer







































CERTIFICATION

I, Mitchell Binder, certify that:

1.	I have reviewed this quarterly report on Form
 10-QSB of Orbit International Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material
 fact necessary to make the
statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements,
and other financial information
included in this quarterly report, fairly present
 in all material respects the financial
condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant=s other certifying officers and I are
responsible for establishing and
maintaining disclosure controls and procedures
(as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant=s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the AEvaluation Date@); and

c.	Presented in this quarterly report our conclusions
about the effectiveness of
the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant=s other certifying officers and I have
 disclosed, based on our most
recent evaluation, to the registrant=s auditors and the audit committee of registrant=s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant=s ability to record, process, summarize and report financial data and have identified for the registrant=s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant=s internal controls;
and

6.	The registrant=s other certifying officers and
I have indicated in this quarterly
report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our
most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002                    /s/ Mitchell Binder
Mitchell Binder							                  Chief Financial Officer


































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. ' 1350, as enacted by ' 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (the APeriodic Report@) which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	information contained in the Periodic Report fairly
presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated: November 13, 2002
/s/ Dennis Sunshine
Dennis Sunshine
Chief Executive Officer



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. ' 1350, as enacted by ' 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 (the APeriodic Report@) which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	information contained in the Periodic Report fairly
presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated: November 13, 2002
/s/ Mitchell Binder
Mitchell Binder
Chief Financial Officer