Form 10KSB
period 2002-12-31
ORBIT INTERNATIONAL CORP
filed 2003-03-28
CIK 74818

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             Form 10-KSB

   X      ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2002

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

Issuer's revenues for its fiscal year ended December 31, 2002: $16,695,000

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq SmallCap on March 14, 2003): $9,116,839

Number of shares of common stock outstanding as of March 14, 2003: 2,120,195

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2003 Annual Meeting of
Stockholders.
                                PART I


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

     In March 1996, as part of its plan to dispose of its apparel operations, the Company entered into an amended agreement with the sellers of a discontinued apparel division whereby the purchase price of the assets was reduced from $15,000,000 to $8,850,000 leaving
$1,850,000 remaining to be paid at the time of the Amendment. The remaining $660,000 is being paid in quarterly installments of $33,000 through December 2004. In addition, the sellers received warrants to purchase Orbit common shares in which the Company guaranteed a minimum profit of $375,000 on the sale of such shares. In July 2001, the warrants were exercised on a cashless basis in accordance with their terms and 83,332 shares of common stock were issued.

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

The following sets forth certain selected historical financial information relating to the
Company's business segments:

                      December 31,
                              2002      2001




Net sales:


Electronics            $10,677,000 $  8,737,000
Power Units
Domestic                  5,652,000       366,000    5,111,000
Foreign                   6,018,000       897,000

Total Power Units                      6,008,000



Operating income
(loss) (1):


Electronics              2,021,000      939,000
Power Units                              (20,000)
                      19,000



Assets:


Electronics               4,342,000      5,582,000
Power Units           4,494,000      4,019,000

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

PRODUCTS

Electronics Segment

     Intercommunication Panels

     The Orbit Instrument Division has designed and developed various types of shipboard
Communication Terminals. Orbit also upgraded these panels with a state of the art displays and touch screens. These communication Terminals support existing shipboard secure and non secure voice communication switches. In addition, the Orbit Instrument Division has also upgraded the communications Terminals with "telco-based capability. The upgraded communication terminals are installed on combat information centers of various US Naval ships.

     Displays

     The Orbit Instrument Division's family of graphic terminals enables the operator to monitor and control radar systems for shipboard and airborne applications. These terminals are used throughout a ship or surveillance plane as adjuncts to larger console displays. Some of the
Orbit designed/developed Displays are used as data entry and as such include embedded Pentium based Single Board Computers and touch screens. The modular design of the terminals facilitates applications for surface ship, submarine, aircraft and land based requirements. Orbit designed/ developed Displays implement Flat panel plasma, Electroluminescent

     The Orbit Instrument Division developed a family of 18.1" and 20.1" color LCD display panels for military and rugged commercial opportunities. The displays are manufactured using
Super Fine TFT (thin film transistor) active matrix technology. The displays are backlit with
Cold Cathode Fluorescent Tubes (CCFT), and is driven by an integral inverter. The Company has adapted this technology for high brightness and full-color imaging requirements. The
Company is positioning this technology for naval ships, FAA tower controller applications and trading floor opportunities.

     The Orbit Instrument Division also has designed and manufactures a variety of flat technology display based "computer controlled action entry panels (CCAEPS)", which provide a console operator with multiple displays of computer generated data.

     Keyboards, and Pointing Devices

     The Orbit Instrument Division has designed a number of custom backlit keyboards to meet full military specifications. These keyboards have been designed for shipboard, airborne, sub-surface and land based program requirements as well as for the Federal Aviation
Administration. The keyboards include various microprocessor based serial interfaces, such as
RS-232, RS-422, PS/2, USB and SUN type interfaces. Depending on the requirement, some of the backlit keyboards are night vision goggle compatible and designed for NVIS Green A or
Green B night vision requirements.

     Orbit designed/developed Pointing devices are Trackballs and Force sticks. Orbit manufactures various militarized Trackballs in various sizes for Airborne, shipboard, Army and
FAA requirements. The Trackballs and the Force stick include various microprocessor based serial interfaces such as RS-232, RS-422, PS/2, USB and SUN type interfaces.

     Operator Control Trays

     The Orbit Instrument Division designs and manufactures a variety of "operator control trays" that help organize and process data created by interactive communications systems, making such data more manageable for operator consumption. These trays are presently used to support patrol and surveillance airborne aircraft programs, "standard shipboard display console requirements" and shore land based defense systems applications. The operator trays are integrated with Orbit designed/developed keyboards, flat panel technology based computer controlled action entry panels, switch panels and pointing devices.

     Command Display Units (CDU'S)

     The Orbit Instrument Division is currently under order for command display panels that are being utilized for vehicular, shipboard and sheltered platform requirements. The display panels are flat panel technology based and include a Pentium based single board computer. Orbit designed/developed several models of the CDU to be used by US Navy, US Army and Marines,
Korean and Canadian armies.


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

     Behlman's Power Passport P1350 is a low cost basic instrument for use in the import/export and aerospace markets. The P series has fewer features but is priced below Behlman's BL series.
Another version, the P1351, is an intermediary version between the P1350 and the BL1350 in terms of cost and function. The P1352 is a computer controlled version of the P1351.

     Behlman's Custom Division has received orders for COTS power supplies for use in AEGIS destroyers and for Forward Looking Infrared Radar ("FLIR") systems on the F/18-A. The Custom
Division has developed a line of COTS power supplies for other military applications and has sols these units for use on military and commercial aircraft.

     Behlman's inverters which convert system battery power to AC are being used in utility substations and electric, gas and water transmission systems. Units have also been sold for cranes that load and unload ships.

     Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

PROPOSED PRODUCTS

Electronics Segment

     Orbit designed/developed the next generation Remote Control Unit - RCU to be used as an entry panel by pilots as part of the transponder system. The RCU will used by all US armed forces, Navy, Marines, Army and Air Force on both fixed wing aircrafts and helicopters.

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

     The Orbit Instrument Division has completed the design and pre-production orders for
Electroluminescent


Power Units Segment

     Belman has developed a new computer controlled front end for its AC power supplies. The unit will be used with its switching AC power supplies.

     Behlman has been developing high power AC sources to replace its PA-Plus series. Orders have been received from customers utilizing the unit for fuel cells.

     Behlman's Custom Division is continually reconfiguring its custom COTS power supplies from its standard line to meet customer needs in both the military and commercial sector.

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

MAJOR CUSTOMERS

     Lockheed Martin Corp., Raytheon Company and various agencies of the United States
Government accounted for approximately 34%, 23% and 12%, respectively, of consolidated net sales of the Company for the year ended December 31, 2002. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Segment are Lockheed Martin Corp., various agencies of the United States Government and Raytheon Company, accounting for approximately
52%, 16% and 15%, respectively, of the net sales of such segment for the year ended December 31,
2002. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

     The major customer of the Power Units Segment is Raytheon Company, accounting for approximately 37% of the net sales of such segment for the year ended December 31, 2002. The loss of this customer would have a material adverse effect on the net sales and earnings of the Power
Units Segment.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States
Government could have a materially adverse effect on the Company's sales and earnings.

BACKLOG

     As of December 31, 2002 and 2001 the Company's backlog was as follows:


             2002             2001

Electronics  $ 8,000,000      $10,000,000


Power Units  5,000,000           2,000,000


Total        $13,000,000      $12,000,000

     Of the backlog at December 31, 2002, approximately $300,000 represents backlog under contracts which will not be shipped during 2003.

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

RESEARCH AND DEVELOPMENT

     The Company incurred approximately $882,000, and $746,000 of research and development expenses during the years ended December 31, 2002 and 2001, respectively.

PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.




EMPLOYEES

     As of March 14, 2003, the Company employed 97 persons, all but one on a full-time basis.
Of these, the Electronics Segment employed 51 people, consisting of 9 in engineering and drafting,
5 in sales and marketing, 9 in direct and corporate administration and the balance in production. The
Power Units Segment employed 46 people, consisting of 11 in engineering and drafting, 6 in sales,
3 in direct and corporate administration and the balance in production.

RISK FACTORS

This report and other reports filed by us contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this report, as well as additional risks and uncertainties of which we are currently unaware. See Item 6. "Management's Discussion and Analysis of Financial
Condition and Results of Operations

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


WE ARE DEPENDENT ON CERTAIN OF OUR CUSTOMERS AND WE DO NOT HAVE ANY LONG-TERM CONTRACTS
WITH THESE CUSTOMERS.

     Lockheed Martin Corp, Raytheon Company and various agencies of the U.S. Government accounted for approximately 34%, 23% and 12%, respectively, of our consolidated net sales for the year ended December 31, 2002. Lockheed Martin Corp., various agencies of the U.S. Government and Raytheon Company accounted for approximately 52%, 16% and 15%, respectively, of the net sales of our Electronics Segment for the year ended December 31, 2002. Raytheon Company accounted for approximately 38% of the net sales of our Power Units Segment for the year ended
December 31, 2002. We do not have any significant long-term contracts with any of the above-
mentioned customers. The loss of any of these customers would have a material adverse effect on
our net sales and earnings.    Due to major consolidations in the defense
industry, it has become
more difficult to avoid dependence on certain customers for revenue and income.

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

     Behlman leases 1,700 square feet in Ventura, California which are used for sales. The lease provides for monthly payments of $1,507.00 through December 2003 and $1,557.00 through
December 2004.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     As of March 14, 2003, the Company had 449 shareholders of record. The Company's stock is traded on the Nasdaq SmallCap Market (Nasdaq symbol: ORBT).

     The quarterly closing prices for the period January 1, 2001 through December 31, 2002, as reported by Nasdaq, were as follows.

                                    CLOSE

                                    HIGH       LOW


2001:

  First Quarter:                                   $0.55
                                    $1.75


                                                 1.13
  Second Quarter:                   1.99

                                       2.10
  Third Quarter:                               1.37

                                             3.05  1.65
  Fourth Quarter:



2002:

  First Quarter:                           $4.27    $2.65


  Second Quarter:                   5.40       3.95


  Third Quarter:                    4.85       2.85

                                                 2.12
  Fourth Quarter:                   4.55






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

Deferred tax asset

At December 31, 2002, the Company had an alternative minimum tax credit of approximately
$564,000 with no limitation on the carry-forward period and net operating loss carry-forwards of approximately $25,600,000 that expire through 2021. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment of Goodwill

The Company has significant intangible assets related to goodwill and other acquired intangibles.
In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the
Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles are no longer subject to amortization. These costs will be reviewed for potential impairment in 2002 and will be reviewed on an annual basis thereafter.

RESULTS OF OPERATIONS:

Year Ended December 31, 2002 v. Year Ended December 31, 2001

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the
"Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

     Consolidated net sales for the year ended December 31, 2002 increased by 13.2% to
$16,695,000 from $14,745,000 for the prior year principally due to a 22.2% increase in sales recorded from the Electronics Segment. Sales from its Power Units Segment increased by 0.2%.

     Gross profit, as a percentage of net sales, for the year ended December 31, 2002 increased to 40.8% from 37.2% for the prior year. The increase in gross profit, as a percentage of sales, was due to an increase in gross profit realized by both the Electronics and Power Units
Segments. The increase in gross profit realized by the Electronics Segment was principally due to an increase in sales and the increase in gross profit realized by the Power Units Segment was principally due to a change in product mix.

     Selling, general and administrative expenses for the year ended December 31, 2002 increased to $5,666,000 from $5,254,000, or 7.8%, from the year ended December 31, 2001 principally due to higher selling costs incurred by both the Electronics and Power Units
Segments and to higher corporate administrative costs principally due to fees paid for investment
banking and investor relations services.   Selling, general and administrative
expenses, as a
percentage of sales, for the year ended December 31, 2002 decreased to 33.9% from 35.6% for the prior year principally due to increased sales during the current year.

     Interest expense for the year ended December 31, 2002 decreased to $74,000 from
$212,000 for the year ended December 31, 2001 principally due to the refinancing of the
Company's credit facility in the first quarter of 2001, a decrease in the amounts borrowed during the current year and due to lower interest rates.

     Investment and other income for the year ended December 31, 2002 decreased to
$143,000 from $200,000 for the prior year principally due to a decrease in funds available for investment and due to lower interest rates.

     Income before income tax was $1,215,000 for the year ended December 31, 2002, compared to $214,000 for the year ended December 31, 2001. The increase in income was principally due to the increase in sales from the Company's Electronics Segment.

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

     As a result of the foregoing, net income for the year ended December 31, 2002 was
$1,215,000 compared to a net loss of $186,000 for the year ended December 31, 2001.


Liquidity, Capital Resources and Inflation

     Working capital increased to $6,987,000 at December 31, 2002 compared to $6,038,000 at December 31, 2001. The ratio of current assets to current liabilities increased to 2.9 to 1 at December 31, 2002 from 2.5 to 1 at December 31, 2001.

     Net cash provided by operations for the year ended December 31, 2002 was $1,649,000, primarily attributable to the net income for the period, a decrease in accounts receivable and inventories and an increase in accrued expenses that was partially offset by a decrease in accounts payable and customer advances. Net cash flows used in operations for the year ended
December 31, 2001 was $1,046,000, primarily attributable to the net loss for the period, the increase in inventories and other assets and the decrease in customer advances, accounts payable, accrued expenses and liabilities and reserves for discontinued operations that was partially offset by the non-cash flow effects of depreciation and amortization and the reduction in the deferred tax asset.

     Cash flows used in investing activities for the year ended December 31, 2002 was
$20,000, primarily attributable to the purchases of property, plant and equipment. Cash flows provided by investing activities for the year ended December 31, 2001 was $2,741,000, primarily attributable to the proceeds from the Company's operating facility.

     Cash flows used in financing activities for the year ended December 31, 2002 was
$352,000, primarily attributable to the repayments of long term debt and notes payable. Cash flows used in financing activities for the year ended December 31, 2001 was $2,052,000, primarily attributable to the repayments of long term debt that was partially offset by the proceeds from debt from the new credit facility.

     All operations of the discontinued apparel companies have been
terminated.   All losses,
and obligations of these apparel operations have been provided for, and accordingly, the
Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

  In January 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company.
In October 2001, the credit facility was increased to $1,500,000. The agreement continued until
February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The new agreement will continue from year to year thereafter unless sooner terminated for an event of default including compliance with certain financial covenants. Loans under the recently terminated facility did bear interest at the prime rate of the Chase Manhattan Bank plus 1.75% per annum.
Loans under the new facility will bear interest equal to the sum of 2.75% plus the one-month
London Inter-bank Offer rate ("LIBOR"). In March 2001, the Company completed a sale-leaseback of its New York operating facility whereby it received proceeds of $3,000,000 and entered into a net operating lease with an initial term expiring in 2013. See "Item 2. Description of Properties."
The proceeds of the loan and the sale-leaseback were used to pay off the outstanding balance under its existing credit facility and the remainder of the proceeds were used for working capital.

  The Company's contractual obligations and commitments are summarized as follows:

                    Less than    1-3            4-5         After 5

Obligation          Total          1 Year            Years    Years  Years

Long-term debt        $1,088,000     $ 956,000        $132,000            0
         0

Capital lease
    obligations                    52,000                 11,000       31,000
      $10,000        0

Operating leases         4,457,000      419,000    1,228,000 865,000
$1,945,000

Other long-term
    obligations                 555,000               555,000     0
0      0

Total contractual
    obligations            $6,152,000          $1,941,000     $1,391,000
$875,000       $1,945,000

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation has not materially impacted the operations of the Company.

Certain Material Trends

  The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels in 2001 and 2002. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders commenced in the third quarter and are expected to continue into 2003. However, the Company has experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of current economic conditions.

  Despite the increase in military spending, the Company still faces a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs. In addition, these new contracts which require incurring up-front design, engineering, prototype and pre-production costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by its customers, including the United States Government, for such effort. In addition, even if the
United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun that may not be reimbursable. Furthermore, once the Company has completed the design and pre-production stage, there is no assurance that funding will be provided for future production. In such event, even if the Company is reimbursed its development costs it will not generate any significant profits.

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


Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risk related to changes in interest rates. Most of the
Company's debt is at a variable rate of interest and is not hedged by any derivative instruments.
That debt which is subject to a variable rate of interest amounted to approximately $766,000 at
December 31, 2002. If market interest rates increase by five percent from levels at December
31, 2002, the effect on the Company's results of operations would be approximately $38,000.

ITEM 7.   FINANCIAL STATEMENTS

     The information required under this Item appears in a separate section following Item 14 of this report.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
ACT.

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this Annual Report on
Form 10-KSB for the fiscal year ended December 31, 2002.

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

  4 (a)*       Orbit International Corp. 2003 Stock Incentive Plan.

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

  10 (d)       Form of Indemnification Agreement between the Company and each of its
          Directors dated as of September 10, 2001.

  10 (e) Asset Purchase Agreement, dated as of January 11, 1996, by and among Astrosystems, Inc., and BEI Electronics, Inc., Orbit International
Corp. and
          Cabot Court, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 7, 1996

  10 (f)       Amendment dated as of March 1, 2000 to the Agreement dated March
          28, 1996 among Kenneth Freedman, Frederick Meyers, The Panda Group,
Inc.
          and Orbit International Corp. Incorporated by reference to Exhibit 4(b) to
          Registrant's Annual Report on Form 10-KSB for the fiscal year ended December
          31, 2000.

  10 (g)       Financing Agreement dated January 8, 2001 between the Company and
          Rosenthal & Rosenthal, Inc. including exhibits and schedules thereto.
          Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form
          10-KSB for the fiscal year ended December 31, 2000.

  10 (h)       Financing Agreement dated January 8, 2001 between Behlman
          Electronics, Inc. and Rosenthal & Rosenthal, Inc. including exhibits and schedules thereto. Incorporated by reference to Exhibit 4(b) to Registrant's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10 (i)       Purchase and Sale Agreement between the Company and 80 Cabot
Realty LLC
          dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended
December
          31, 2000.

  10(j)        Lease Agreement between the Company and 80 Cabot Realty LLC dated
          February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10(k)* Loan and Security Agreement dated as of January 28, 2003 between the Company and Merrill Lynch Business Financial Services Inc. including exhibits
          and other attachments thereto.


  21      Subsidiaries of Registrant.  Incorporated by reference to Exhibit 21 to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
          1996.

  23*          Consent of Goldstein Golub Kessler LLP.

  99 (a)* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002 made by Dennis Sunshine, Chief Executive Officer.

  99 (b)* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002 made by Mitchell Binder, Chief Financial
          Officer


(b)  Reports on Form 8-K:
     None.
                         __________
     * Filed herewith.

                                                       Exhibit 4 (a)



ITEM 14.  CONTROLS AND PROCEDURES

          Within the 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-
14(c) under the Securities and Exchange Act of 1934. Based on the evaluation, the Chief
Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
          There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of
Management's evaluation.




ORBIT INTERNATIONAL CORP.
 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002


                             ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT                                  F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2002 and 2001             F-2
   Statement of Operations for the Years Ended December 31, 2002 and 2001   F-3
   Statement of Stockholders' Equity for the Years Ended December 31, 2002 and
2001   F-4
   Statement of Cash Flows for the Years Ended December 31, 2002 and 2001   F-5
   Notes to Consolidated Financial Statements              F-6 - F-16



INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors
Orbit International Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and
Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 28, 2003



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEET


   DECEMBER 31,                                    2002      2001
ASSETS

Current Assets:
  Cash and cash equivalents $   2,022,000
  $     745,000
  Investments in marketable securities          3,000
  3,000
  Accounts receivable, less allowance for doubtful accounts of $165,000
1,355,000
  2,088,000
  Inventories                               7,109,000
  7,213,000
  Other current assets                        154,000
  80,000
  Deferred tax assets                          75,000
  75,000
  TOTAL CURRENT ASSETS                             10,718,00010,204,000
Property and Equipment, at cost, less accumulated
 depreciation and amortization                218,000
  220,000
Excess of Cost over the Fair Value of Assets Acquired      868,000
    868,000

Other Assets                                  853,000
  757,000
Deferred Tax Assets                           275,000
  275,000
  TOTAL ASSETS                            $12,932,000      $12,324,000

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  Current Liabilities:
  Current portion of long-term obligations$        201,000
  $     243,000
  Accounts payable                          1,048,000
  1,335,000
  Notes payable                               766,000
  938,000
  Accrued expenses                          1,029,000
  814,000
  Accounts payable, accrued expenses and reserves applicable
   to discontinued operations                 555,000
  594,000
  Customer advances                            47,000
  157,000
  Deferred income                              85,000
  85,000
  TOTAL CURRENT LIABILITIES                 3,731,000        4,166,000
Deferred Income                               769,000
  854,000
Long-term Obligations                         173,000
  264,000
  TOTAL LIABILITIES                         4,673,000        5,284,000
Commitments and Contingencies
                                                 Stockholders' Equity:
  Common stock - $.10 par value               313,000
  312,000
  Additional paid-in capital               24,168,000
  24,165,000
  Accumulated deficit                     (6,372,000)
   (7,587,000)
                                           18,109,000       16,890,000
  Treasury stock, at cost                 (9,850,000)
  (9,850,000)
  STOCKHOLDERS' EQUITY                      8,259,000        7,040,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$ 12,932,000   $12,324,000



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS


YEAR ENDED DECEMBER 31,
   2002
   2001

Net sales                                 $16,695,000
  $14,745,000

Cost of sales                               9,883,000
  9,265,000
Gross profit                                6,812,000
  5,480,000


Selling, general and administrative expenses5,666,000
  5,254,000

Interest expense                               74,000
  212,000

Investment and other income, net            (143,000)
  (200,000)
Total expenses                              5,597,000
  5,266,000


Income before income tax provision          1,215,000
  214,000

Income tax provision                                0
  400,000
Net income (loss)                          $1,215,000
  $    (186,000)

Net income (loss) per common share:

Net income (loss)
  Basic                                           $.58
$(0.09)
  Diluted                                         $.53         $(0.09)




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



Years ended December 31, 2002 and 2001

                           COMMON STOCK
                         25,000,000 SHARES
                            AUTHORIZED   ADDITIONAL
                         SHARES            PAID-IN  ACCUMULATED  TREASURY STOCK
 ISSUED  AMOUNT    CAPITALDEFICIT SHARES    AMOUNT    TOTAL

Balance at December 31,
20003,040,000$304,000$24,165,000$(7,401,000)(1,014,000)$(9,850,000)$7,218,000

Exercise of warrants     83,000    8,000-          -
    -
8,000

Net loss               -         -      -          (186,000)  -
   -
(186,000)
Balance at December 31,
20013,123,000312,00024,165,000(7,587,000)(1,014,000)(9,850,000)7,040,000

Exercise of options       3,000    1,000

4,000

Net income
     1,215,000
1,215,000
Balance at December 31, 20023,126,000       $ 313,000
24,168,000(6,372,000)(1,014,000)(9,850,000)8,259,000






ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CASH FLOWS


YEAR ENDED DECEMBER 31,
2002                                                              2001


Cash flows from operating activities:
  Net income (loss)             $  1,215,000
    $   (186,000)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                73,000
    125,000
    Amortization of goodwill                          0
    96,000
    Deferred income                            (85,000)
    (85,000)
    Deferred tax provision
    400,000
    Write-off of bank financing costs
    103,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable           733,000
    49,000
      Decrease (increase) in inventories        104,000
    (559,000)
      (Increase) decrease in other current assets(74,000)
    24,000
      Increase in other assets                 (96,000)
    (141,000)
      Decrease in accounts payable            (287,000)
    (151,000)
      Increase (decrease) in accrued expenses   215,000
    (44,000)
      Decrease in customer advances           (110,000)
    (513,000)
      Decrease in accounts payable, accrued expenses and reserves
       applicable to discontinued operations   (39,000)
    (164,000)
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   1,649,000(1,046,000)

                                 Cash flows from investing activities:
  Sales of property, plant and equipment
   2,783,000
  Purchase of property, plant and equipment                (20,000)
    (42,000)
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (20,000)2,741,000

                                 Cash flows from financing activities:
  Repayments of long-term debt               (184,000)
   (2,998,000)
  Proceeds from notes payable
   1,000,000
  Repayments of notes payable                (172,000)
    (62,000)
  Proceeds from exercise of options              4,000
   8,000
   NET CASH USED IN FINANCING ACTIVITIES     (352,000)     (2,052,000)

Net increase (decrease) in cash and cash equivalents1,277,000
   (357,000)

Cash and cash equivalents at beginning of year 745,000
   1,102,000
Cash and cash equivalents at end of year  $ 2,022,000
   $    745,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest$   137,000
   $    149,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
  Property, plant and equipment acquired through capital lease             $
51,000


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


ORBIT            The Company considers all highly liquid
INTERNATIONAL    investments with a maturity of three
CORP. AND SUBSIDIARIESmonths or less when purchased to be cash equivalents.
  2.SUMMARY OF   The Company maintains cash in deposit accounts
SIGNIFICANT      which, at times, exceed
ACCOUNTING       federally insured limits.  The Company has not
POLICIES:        experienced any losses on
                 these accounts.

                 Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The
                 Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

                 Inventories are priced at the lower of cost
                 (first-in, first-out basis) or
                 market.

                 Property and equipment is recorded at cost.
                 Depreciation and amortization
                 of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 5 to 40 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the estimated useful life of the improvement, whichever is less.

                 The Company's investment in available-for-sale securities is stated at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sales securities are included in investment income. The cost of securities sold is based on the specific-identification method. Interest and dividends on such securities are included in investment income.

                 Substantially all of the Company's revenue is recognized from the sale of tangible products. The Company records sales upon delivery of the units under its manufacturing contracts.

                 The Company's freight and delivery costs are included in selling, general and administrative expenses.

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

                 Effective January 1, 2002, Orbit adopted
                 Statement of Financial Accounting Standards
                 ("SFAS") No. 142, Goodwill and Other Intangible
                 Assets.  SFAS No. 142 requires that an
                 intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The
                 Company concluded, as of March 31, 2002, that there was no impairment to goodwill and, pursuant to SFAS No. 142, goodwill is no longer being amortized.

                 Excess of cost over the fair value of net assets acquired was amortized in 2001 on a straight-line basis over 15 years.

                 Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

                 The Company measures employee stock-based compensation cost using Accounting Principles
                 Board ("APB") Opinion No. 25 as is permitted by
                 Statement of Financial Accounting Standards
                 ("SFAS") No. 123, Accounting for Stock-Based Compensation.

                 Pro forma information regarding net income
                 (loss) and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No.
                 123.  The fair value for these options was
                 estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001:
                 risk-free interest rates of 4.9% and 4.7% to 5.2% and 6.0%, respectively; no dividend yield;
                 volatility factors of the expected market price of the Company's common stock of 144% and 160% and 100.2%, respectively, and a weighted-average expected life of the options of 9.0 and 9.0 years.
                 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

                 For purposes of pro forma disclosures, the
                 estimated fair value of the options is amortized
                 to expense over the options' vesting period.
                 The Company's pro forma information is as follows:
                 December 31,
                               2002                           2001

                 Net income (loss)
                 Deduct: Total stock-based employee
                  compensation expense determined
                  under fair value based method for
                  all awards, net of related tax effect
                            3,000                      277,000

                 Net income (loss)
                 The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different than the stated value at December 31, 2002 and 2001.

                 Research and development costs are expensed when incurred. The Company expensed approximately
                 $882,000 and $746,000 for research and
                 development during the years ended December 31, 2002 and 2001, respectively. Such expenses are included in selling, general and administrative expenses.







  3.            Inventories consist of the following:
INVENTORIES:

       December 31,20022001

                Raw materials $    3,665,000           $3,559,000
                Work-in-progress              3,020,0003,133,000
                 Finished goods                 424,000521,000
                                             $7,109,000$7,213,000

  4.PROPERTY AND Property and equipment consists of:
EQUIPMENT:
                 December 31, 20022001

                 Leasehold improvements
     $4,000
                Machinery and equipment                1,175,000
$1,114,000
                Furniture and fixtures                          628,000
     622,000
                                                                 1,807,000

                                   1,736,000
                 Accumulated depreciation and
                 amortization                         1,589,000    1,516,000
                                           $  218,000     $   220,000


  5.EXCESS OF    Effective January 1, 2002, Orbit adopted
COST OVER THE    Statement of Financial Accounting
FAIR VALUE OF    Standards ("SFAS") No. 142, Goodwill and Other
ASSETS           Intangible Assets.  SFAS
ACQUIRED:        142 requires that an intangible asset with a
                 finite life be amortized over its
                 useful life and that goodwill and other
                 intangible assets with indefinite lives
                 not be amortized but evaluated for impairment.
                 The Company concluded, as
                 of March 31, 2002, that there was no impairment
                 to goodwill and, pursuant
                 to SFAS 142, goodwill is no longer being amortized.

                The following pro-forma information reconciles net income
(loss) reported
                for the years ended December 31, 2002 and 2001 to adjusted net income
                (loss) reflecting the adoption of  SFAS 142:

                                             Year Ended
                                             December 31,
                                        2002                         2001
               Reported net income (loss)          $1,215,000
$(186,000)
               Addback:  Goodwill amortization          -                96,000
               Adjusted net income (loss)         $1,215,000       $
(90,000)

               Basic income (loss) per share:
                   Reported net income (loss)          $.58
$(.09)
                    Addback:  Goodwill amortization
                 .05

                    Adjusted net income (loss)         $.58
$(.04)

               Diluted income (loss) per share:
                   Reported net income (loss)          $.53

$(.09)
                    Addback:  Goodwill amortization        -                 .05
                    Adjusted net income (loss)         $.53

$(.04)


     6.DEBT: In March 2001, the Company entered into a sale-leaseback of its operating facility whereby it received proceeds of $3,000,000 and entered into an operating lease with an initial term expiring in 2013. The lease may be extended by the Company at its option through February 2025. The
                 Company used the proceeds from the sale to pay off the amount outstanding under its existing mortgage with the remainder used for working capital.

                 In January 2001, the Company entered into an agreement with an asset-based lender that provided a $1,000,000 loan, collateralized by the Company's accounts receivable and inventory, at an interest rate of prime plus 1.75%.
                 The Company used the proceeds to pay off all amounts outstanding under its existing term loans and a portion of the amount outstanding under its existing mortgage. Pursuant to the terms of the agreement, the Company must comply with, among other matters, certain financial covenants which include minimum levels of working capital and tangible net worth, as defined. At
                 December 31, 2002 and 2001, the Company had outstanding balances of
                  $ 766,000 and $938,000, respectively.

                    The Company's long-term debt obligations are as follows:

                 December 31,                       20022001

                 Promissory note payable to the sellers of a
                 discontinued apparel division through December
                 2004$264,000                                    $396,000

                 Note due to the estate of the former principal
                 officer,noninterest-bearing interest at prime (4.25%
                 at December 31, 2002), payable in monthly
                 installments through 2001.59,000                 110,000

                 Capitalized lease obligation collateralized by certain computer software, interest at 10%, payable in monthly installments of $1,804 through 2001
1,000

                                       Capitalized lease obligation
collateralized by certain
                                       machinery, interest at 8.6%, payable in
monthly
                  installments of $870 through 2007
51,000

                                        374,000         $507,000

                Less current portion             201,000
                243,000
                                                $173,000
                $264,000

                 Principal payments due on the Company's
                 long-term debt are as follows:

      Year ending December 31,
                       20032$201,000
                       20043143,000
                       200510,000
                       200610,000
                       200710,000
                         $374,000



7.STOCK-BASED   The Company has stock option plans which provide
      COMPENSATION        PLANS:for the granting of
                nonqualified or incentive stock options to
                officers, key employees and
                nonemployee directors.  The plans authorize the
                granting to officers and key
                employees options to acquire up to 700,000 common
                shares.  Additionally, the
                plans authorize the granting to nonemployee
                directors of the Company options
                to acquire up to 50,000 common shares.  Each plan
                grants options at the
                market value of the Company's stock on the date
                of such grant.  All options
                are exercisable at times as determined by the
                board of directors, not to exceed
                10 years from the date of grant.








                The following table summarized activity in stock options:

                December 31,                2002          2001

                                            Weighted-
                Weighted-
                                             average
                average
                                            Exercise
                Exercise
                                      Options Price  Options
                Price

                Outstanding at beginning
                 of year            693,000   $2.89544,000       $3.33

                Granted          2,000    $4.70    158,000       $1.49

                Forfeited                     (9,000)            $2.43

                Exercised    3,000       $1.19
                                           Outstanding at end
 of year    692,000
$
..90          693,000                                                 $2.89

                Exercisable at end of year641,000         467,000

                Weighted-average fair
                 value of options granted
                 during the year              $4.59              $1.50

                The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:



                               Options Outstanding    Options Exercisable

                                    Weighted-
                                             AverageWeighted-
                Weighted-
                                            RemainingAverage
                Average
                   Range of          NumberContractualExerciseNumber
                                    Exercise
                Exercise Prices    OutstandingLife    PriceExercisable
                                       Price

                $.94 - $1.67148,000    8.00   $1.49 148,000$1.49
                $1.97 - $2.43125,000   5.00   $2.20 125,000$2.20
                $1.52 - $3.75393,000   4.00   $3.49 343,000$3.56
                $4.68 - $7.3226,000    6.00   $5.3425,000$5.37
                $.94 - $7.32692,000    5.00   $2.90 641,000$2.89
                                   At December 31, 2002, 38,000 shares of
common stock were reserved for
                                   future issuance of stock options.




  8. EMPLOYEE    A profit-sharing and incentive-savings plan
BENEFIT PLANS:   provides benefits to certain
                 employees who meet specified minimum service and
                 age requirements. The
                 plans provide for contributions by the Company
                 equal to one-half of employee
                 contributions (but not more than 2% of eligible
                 compensation) and the
                 Company may make additional contributions out of
                 current or accumulated
                 net earnings at the sole discretion of the
                 Company's board of directors.

                 The Company contributed approximately $143,000 and $135,000 to the plan during the years ended December 31, 2002 and 2001, respectively.



  9.INCOME       For the year ended December 31, 2002, the
TAXES:           Company utilized a net operating
                 loss carryover, and accordingly, recorded no
                 provision for income taxes.

                 For the year ended December 31, 2001, the Company recorded no net income tax provision. At December 31, 2002, the
                 Company has an alternative
                 minimum tax credit of approximately $564,000 with no limitation on the carryforward period and net operating loss carryforwards of approximately
                 $25,600,000 which expire through 20210.

                 During the year ended December 31, 20010, the Company used a net operating loss carryforward to offset the capital gain realized on the sale of its facility (Ssee Note 11). At December 31,
                 2001 the Company adjusted
                 itsthe valuation allowance against its deferred tax asset, thereby resulting in an income tax provision of $400,000 for the year ended December 31, 2001.
                 The adjustment resulted in a reduction of the deferred tax asset toof
                 $350,000, of which $75,000 is classified as current.

                 The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:



                 Tax at U.S. statutory rates       34.0%34.0%
                 Increase in valuation allowance     153.0
                 Utilization of net operating loss carryforward  (34.0)%
                                                   0%187.0%


                Deferred tax assets are comprised of the following:

                December 31,                        20022001

                                                          Deferred tax assets:
                  Alternative minimum tax credit carryforward$       564,000$

                564,000



                Net operating loss and capital loss carryforwards
                 (including pre-acquisition net operating loss
                 carryforwards)                8,700,0009,306,000

                Temporary differences in bases of assets and
                  Liabilities:
                      Accounts receivable and inventory803,000673,000
                      Goodwill                   796,000960,000
                      Deferred revenue           290,000319,000
                      Accrued expenses           126,000107,000
                      Property and equipment       9,000(354,000)
                                               2,024,0001,705,000

                    Total deferred tax assets11,288,00011,575,000

     Valuation allowances(10,938,000)
     (11,225,000)
                Net deferred tax assets $        350,000$
                350,000


  10.            Sales to significant customers accounted for
SIGNIFICANT      approximately  69% ( 34%, 23%
CUSTOMERS        and 12%) and 54% (18%, 18% and 18%) of the
AND              Company's consolidated net
CONCENTRATIO     sales for the years ended December 31, 2002 and
NS OF CREDIT     2001, respectively.
RISK:
                 Significant customers of the Company's
                 Electronics Segment accounted for
                 approximately 83% (52%, 1627% and 1518%) and 71%
                 (31%, 13% and
                 27%) of the Electronics Segment's net sales for
                 the years ended December 31,
                 2002 and 2001, respectively.

                 A significant customer of the Company's Power
                 Units Segment accounted
                 for approximately 37% of the Power Units
                 Segment's net sales for the year
                 ended December 31, 2002. Another significant customer of the Company's
                 Power Units Segment accounted for approximately
                 26% of the Power
                 Units Segment's net sales for the year ended
                 December 31, 2001.

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



11.LEASING       In March 2001, the Company entered into a
ARRANGEMENT      sale-leaseback of its operating
S:               facility whereby it received proceeds of
                 $3,000,000 and entered into an
                 operating lease with an initial term expiring in
                 2013.  The lease may be
                 extended by the Company at its option through
                 February 2025.  The
                 Company recorded a deferred gain of $1,025,000,
                 which is being recognized
                 over the term of the lease.  Additional
                 oOperating leases are for a sales office,
                 certain equipment and vehicles and are subject
                 to annual increases based on
                 changes in the Consumer Price Index and
                 increases in real estate taxes and
                 certain operating expenses.

                 Future minimum lease payments as of December 31, 2002 under operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

      Year ending December 31,

                      2003$419,000
                      2004421,000
                      2005411,000
                      2006396,000
                      2007429,000
                   Thereafter2,381,000
                Total future minimum lease payments$ 4,457,000

                 Rent expense for operating leases was approximately $381,000
and
                 $246,000 for the years ended December 31, 2002 and 2001, respectively.
                 Lease commitments attributed to the discontinued operations amounted to
                 approximately $          .

12.COMMITMENTS   The Company has employment agreements with its
AND              three executive officers
CONTINGENCIE     which may be terminated by the Company with not
S:               less than three years' prior
                 notice and with two other principal officers,
                 for aggregate annual
                 compensation of $1,183,000.  In the event of a
                 change in control of the
                 Company, the executive officers have the right
                 to elect a lump sum payment
                 representing future compensation due them over
                 the remaining years of their
                 agreements.  In addition, the five officers are
                 entitled to bonuses based on a
                 percentage of earnings before taxes, as defined.
                  Total bonus compensation
                 expense was approximately $94,000 and $37,000
                 for the years ended
                 December 31, 2002 and 2001, respectively.

                 The Company is a party to lawsuits arising primarily in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.




13. BUSINESS     The Company operates through two business
SEGMENTS:        segments.  Its Electronics
                 Segment, through the Orbit Instrument Division,
                 is engaged in the design,
                 manufacture and sale of customized electronic
                 components and subsystems.
                 Its Power Units Segment, through the Behlman
                 Electronics, Inc. subsidiary,
                 is engaged in the design, manufacture and sale
                 of distortion -free commercial
                 power units, power conversion devices and
                 electronic devices for
                 measurement and display.

                 The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

               The following is the Company's business segment information as of and for the years ended December 31, 2002 and 2001:

                December 31,                       20022001

                Net sales:
                  Electronics    $10,677,000           $  8,737,000

                Power Units:
                  Domestic                    5,652,0005,111,000
                  Foreign                       366,000897,000
                Total Power Units             6,018,0006,008,000
                                                       Total net sales
$16,695,000$14,745,000

                Income (loss) from operations:
                  Electronics        $2,021,000        $     939,000
                  Power Units                    19,000(20,000)
                  General corporate expenses not allocated   (821,000)(472,000)
                  Depreciation and amortization(73,000)(125,000)
                  Amortization of goodwill            0(96,000)
                  Interest expense             (74,000)(212,000)
                  Investment and other income, net143,000200,000
                                                         Income from operations
                   before income taxes      $ 1,215,000$     214,000

                Assets:
                  Electronics        $4,342,000        $  5,582,000
                  Power Units                 4,494,0004,019,000
                General corporate assets not allocated  4,096,0002,723,000
                Total assets                $12,932,000$12,324,000


14.INCOME (LOSS) The following table sets forth the computation
PER  COMMON SHARE:of basic and diluted income
                 (loss) per common share:

                 December 31,20022001

       Denominator:
                   Denominator for basic income (loss) per
                   share - weighted-average common shares    2,110,0002,068,000

                Effect of dilutive securities:
                  Employee and director stock options179,000(a)
                  Warrants                            0(a)
                                                       Dilutive potential
common shares   179,000(a)

                Denominator for diluted income (loss)
                 per share - weighted-average common
                 shares and assumed conversions2,289,0002,068,000

                 The numerator for basic and diluted income (loss) per share for the years ended December 31, 2002 and 2001 is the net income (loss) for each year.

                 (a) There is no effect of common stock equivalents as such effect would be antidilutive.


15.SUBSEQUENT    In February 2003, the Company entered into a new
EVENTS:          $2,000,000 credit facility
                 with a commercial lender secured by accounts
                 receivable, inventory and machinery and
                 equipment.  The new agreement will continue from
                 year to year thereafter unless sooner terminated
                 for an event of default including compliance
                 with financial covenants.  Loans under the
                 facility will bear interest equal to the sum of
                 2.75% plus the one-month London Inter-bank Offer
                 rate ("LIBOR"), 1.382% at December 31, 2002.  No
                 amounts have been borrowed under the credit facility.









                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   ORBIT INTERNATIONAL CORP.


Dated: March 28, 2003                   By: /s/ Dennis Sunshine
                                      Dennis Sunshine, President and Chief
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                  DATE


 /s/ Dennis Sunshine     President, Chief Executive Officer and DirectorMarch
28, 2003
Dennis Sunshine          (Principal Executive Officer)



 /s/ Mitchell Binder              Vice          March 28, 2003
Mitchell Binder          President-Finance, ChiefFinancial Officer and
Director(Principal Financial Officer)




 /s/ Bruce Reissman      Executive Vice President,Chief Operating March 28, 2003
Bruce Reissman           Officer and
                         Director



 /s/ Harlan Sylvan              Treasurer       March 28, 2003
Harlan Sylvan                 and Controller


 /s/ MarkTublisky        Secretary              March 28, 2003
Mark Tublisky


 /s/ John Molloy         Director               March 28, 2003
John Molloy


 /s/ Bernard Karcinell   Director               March 28, 2003
Bernard Karcinell


 /s/ Denis Feldman       Director               March 28, 2003
Denis Feldman





                            CERTIFICATION

I, Dennis Sunshine, certify that:

  1.   I have reviewed this annual report on Form 10-KSB of Orbit
International Corp.

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
       13a-14 and 15d-14) for the registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

       (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:   March 28, 2003                       _/s/_Dennis Sunshine__
                                        Dennis Sunshine
                                   Chief Executive Officer






                            CERTIFICATION

I, Mitchell Binder, certify that:

  1. I have reviewed this annual report on Form 10-KSB of Orbit International Corp.

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
          "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:   March 28, 2003                       /s/ Mitchell Binder
                                   Mitchell Binder
       Chief Financial Officer


                            EXHIBIT INDEX

Exhibit No.    Description of Exhibit

    4 (a)      Orbit International Corp. 2003 Stock Incentive Plan.

   10(k)       Loan and Security Agreement dated as of January 28, 2003
          between the Company and Merrill Lynch Business Financial Services Inc. including exhibits and other attachments thereto.

  23      Consent of Goldstein Golub Kessler LLP.

  99 (a)       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Dennis Sunshine, Chief Executive Officer.

  99 (b)       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Mitchell Binder, Chief Financial Officer


                                                       Exhibit 4
(a)

    ORBIT INTERNATIONAL CORP. 2003 EMPLOYEE STOCK INCENTIVE PLAN
 (Approved and adopted by the Board of Directors on March 10, 2003)

                        STATEMENT OF PURPOSE

     The Orbit International Corp. 2003 Employee Stock Incentive Plan is intended to afford an incentive to employees, corporate officers and other key persons employed or retained by ORBIT INTERNATIONAL CORP. and its Subsidiaries and affiliates to acquire a proprietary interest in the Company and to enable the
Company and its Subsidiaries and affiliates to attract and retain such persons.

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

l. "Fair Market Value" means, as of any given date, (i) if the Common Stock is listed or admitted to trade on a national securities exchange, the closing price of the Common Stock on the Composite Tape, as published in The Wall Street Journal, of the principal national securities exchange on which the Common Stock is so listed or admitted to trade, on such date, or, if there is no trading of the Common Stock on such date, then the closing price of the Common Stock as quoted on such Composite Tape on the next preceding date on which there was trading in such shares; (ii) if the Common Stock is not listed or admitted to trade on a national securities exchange but is listed and quoted on The Nasdaq Stock Market ("Nasdaq"), the last sale price for the Common Stock on such date as reported by Nasdaq, or, if there is no reported trading of the Common Stock on such date, then the last sale price for the Common Stock on the next preceding date on which there was trading in the Common Stock; (iii) if the Common Stock is not listed or admitted to trade on a national securities exchange and is not listed and quoted on Nasdaq, the mean between the closing bid and asked price for the Common Stock on such date, as furnished by the National Association of Securities Dealers, Inc. ("NASD") Over-The-Counter Bulletin Board (the "OTCBB") or its successor the Bulletin Board Exchange("BBX"); (iv) if the Common Stock is not listed or admitted to trade on a national securities exchange, not listed and quoted on Nasdaq and closing bid and asked prices are not furnished by the OTCBB, the mean between the closing bid and asked price for the Common Stock on such date, as furnished by the Pink Sheets, LLC ("Pink Sheets") or similar organization; and (v) if the stock is not listed or admitted to trade on a national securities exchange, not listed and quoted on Nasdaq and if bid and asked prices for the Common Stock are not furnished by the OTCBB, Pink Sheets or a similar organization, the value established in good faith by the Committee.

m. "Incentive Stock Option" means any Stock Option designated as, and intended to qualify as, an "incentive stock option" within the meaning of Section 422 of the Code.

n. "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

o. "Performance Goals" means the performance goals established by the Committee in connection with the grant of Restricted Stock.

p. "Plan" means the Orbit International Corp. 2003 Employee Stock Incentive Plan, as set forth herein and as hereinafter amended from time to time.

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

6.    RESTRICTED STOCK

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

          "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Orbit International Corp. 2003 Stock Incentive Plan and a Restricted Stock Agreement. Copies of such Plan and Agreement are on file at the offices of Orbit International Corp., 80 Cabot Court, Hauppauge, New York 11788."

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

7.   ADJUSTMENTS UPON CHANGE IN CAPITALIZATION.

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

8.   MATERIAL TRANSACTION, LIQUIDATION OR DISSOLUTION OF THE COMPANY.

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

9.   FURTHER CONDITIONS.

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

10.  EXCHANGE AND BUYOUT OF AWARDS.

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

11.  TERMINATION, MODIFICATION AND AMENDMENT.

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

12.  TAXES.

     The Company may make such provisions as it may deem appropriate for the withholding of any taxes which it determines is required in connection with any Awards granted under the Plan. The Company may further require notification from the participants upon any disposition of Common Stock acquired pursuant to the Awards granted hereunder.

13.  EFFECTIVENESS OF THE PLAN.

     The Plan shall become effective immediately upon its approval and adoption by the Board, subject to approval by a majority of the votes of the outstanding shares of capital stock of the stockholders of the Company cast at any duly called annual or special meeting of the Company's stockholders held within one year from the date of Board adoption and approval.

14.  DESIGNATION OF BENEFICIARY BY PARTICIPANT.

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

15.  CERTIFICATES.

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

16.  SECURITIES LAW AND OTHER REGULATORY COMPLIANCE.

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

18.  NON-EXCLUSIVITY OF THE PLAN.

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

19.  MISCELLANEOUS PROVISIONS.


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






                                                       Exhibit 10 (k)

MERRILL LYNCH                           WCMA LOAN AND SECURITY AGREEMENT

WCMA LOAN AND SECURITY AGREEMENT NO. 885-07587 ("Loan Agreement") dated as of January 28,
2003, between ORBIT INTERNATIONAL CORP., a corporation organized and existing under the laws of the
State of Delaware having its principal office at 80 Cabot Court, Hauppauge, NY 11788 ("Customer"), and
MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC., a corporation organized and existing under the laws of the State of Delaware having its principal office at 222 North LaSalle Street, Chicago, IL 60601 ("MLBFS").

Pursuant to that certain WORKING CAPITAL MANAGEMENT ACCOUNT AGREEMENT NO. 885-07587
and the accompanying Program Description (as the same may be, or have been, amended, modified or supplemented, the WCMA Agreement') between Customer and MLBFS' affiliate, MERRILL LYNCH, PIERCE, FENNER &
SMITH INCORPORATED ("MLPF&S"), Customer opened, or shall prior to the Activation Date open, a Working
Capital Management Account pursuant to the WCMA Service" and the WCMA Program" described in the WCMA
Agreement and any documents incorporated therein. The WCMA Agreement is by this reference incorporated as a part hereof, In conjunction therewith and as part of the WCMA Program, Customer has requested that MLBFS provide, and subject to the terms and conditions herein set forth MLBFS has agreed to provide, a commercial line of credit for Customer.

Accordingly, and in consideration of the premises and of the mutual covenants of the parties hereto, Customer
                    and MLBFS hereby agree as follows:

                          ARTICLE 1. DEFINITIONS

1.1 SPECIFIC TERMS. In addition to terms defined elsewhere in this Loan Agreement, when used herein the following terms shall have the following meanings:

"Activation Date" shall mean the date upon which MLBFS shall cause the WCMA Line of Credit to be fully activated under MLPF&S' computer system as part of the WCMA Program.

"Bankruptcy Event" shall mean any of the following: (i) a proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, liquidation, winding up or receivership law or statute shall be commenced, filed or consented to by any Credit Party; or (ii) any such proceeding shall be filed against any Credit
Party and shall not be dismissed or withdrawn within sixty (60) days after filing; or (iii) any Credit Party shall make a general assignment for the benefit of creditors; or (iv) any Credit Party shall generally fail to pay or admit in writing its inability to pay its debts as they become due; or (v) any Credit Party shall be adjudicated a bankrupt or insolvent;
or (vi) any Credit Party shall take advantage of any other law or procedure for the relief of debtors or shall take any action for the purpose of or with a view towards effecting any of the foregoing; or (vii) a receiver, trustee, custodian, fiscal agent or similar official for any Credit Party or for any substantial part of any of their respective property or assets shall be sought by such Credit Party or appointed.

"Business Day" shall mean any day other than a Saturday, Sunday, federal holiday or other day on which the New
York Stock Exchange is regularly closed.

"Business Guarantor" shall mean every Guarantor that is not a natural person.

"Certificate of Compliance" shall mean, as applicable, that duly executed certificate, substantially the same form as Exhibit B attached hereto to the extent such certificate shall be applicable, of the president, chief financial officer or chief executive officer of Customer, certifying as to the matters set forth in such certificate.

"Collateral" shall mean the WCMA Account, all Accounts, Chattel Paper, Contract Rights, Inventory, Equipment,
Fixtures, General Intangibles, Deposit Accounts, Documents, Instruments, Investment Property and Financial Assets of Customer, howsoever arising, whether now owned or existing or hereafter acquired or arising, and wherever located; together with all parts thereof (including spare parts), all accessories and accessions thereto, all books and form of Accounts and records (including computer records) directly related thereto, all proceeds thereof (including, without limitation, proceeds in the insurance proceeds), and the additional collateral described in Section 3.6 (b) hereof.

"Commitment Expiration Date" shall mean February 27, 2003.

"Credit Party" and "Credit Parties" shall mean, individually or collectively, the Customer, all Guarantors and all Pledgors.

"Default' shall mean either an "Event of Default" as defined in Section 3.5 hereof, or an event which with the giving of notice, passage of time, or both, would constitute such an Event of Default.

"Default Rate" shall mean an annual interest rate equal to the lesser of: (i) two percentage points over the Interest
Rate; or (ii) the highest interest rate allowed by applicable law.

"Event of Loss" shall mean the occurrence whereby any tangible Collateral is damaged beyond repair, lost, totally destroyed or confiscated.

"Excess Interest" shall mean any amount or rate of interest (including the Default Rate and, to the extent that they may be deemed to constitute interest, any prepayment fees, late charges and other fees and charges) payable, charged or received in connection with any of the Loan Documents which exceeds the maximum amount or rate of interest permitted under applicable law.





"GAAP" shall mean the generally accepted accounting principles in effect in the United States of America from time to time.

"General Funding Conditions" shall mean each of the following conditions to any WCMA Loan by MLBFS hereunder: (i) Customer shall have validly subscribed to and continued to maintain the WCMA Account with
MLPF&S, and the WCMA Account shall then be reflected as an active "commercial" WCMA Account (i.e., one with line of credit capabilities) on MLPF&S'WCMA computer system; (ii) no Default or Event of Default shall have occurred and be continuing or would result from the making of any WCMA Loan hereunder by MLBFS; (iii) there shall not have occurred and be continuing any material adverse change in the business or financial condition of any Credit Party; (iv) all representations and warranties of all of the Credit Parties herein or in any of the Loan
Documents shall then be true and correct in all material respects; (v) MLBFS shall have received this Loan
Agreement and all of the other Loan Documents duly executed and filed or recorded where applicable, all of which shall be in form and substance satisfactory to MLBFS; (vi) MLBFS shall have received evidence satisfactory to it as to the ownership of the Collateral and the perfection and priority of MLBFS' liens and security interests thereon, as well as the ownership of and the perfection and priority of MLBFS' liens and security interests on any other collateral for the Obligations furnished pursuant to any of the Loan Documents; (vii) MLBFS shall have received evidence satisfactory to it of the insurance required hereby or by any of the Loan Documents; and (viii) any additional conditions specified in the VCMA Line of Credit Approval" letter executed by MLBFS with respect to the transactions contemplated hereby shall have been met to the satisfaction of MLBFS.

"Guarantor" shall mean each Person obligated under a guaranty, endorsement or other undertaking by which such
Person guarantees or assumes responsibility in any capacity for the payment or performance of any of the Obligations.

"Initial Maturity Date" shall mean the first date upon which the WCMA Line of Credit will expire (subject to renewal in accordance with the terms hereto; to wit: January 31, 2004.

"Individual Guarantor" shall mean each Guarantor who is a natural person.

"Interest Due Date" shall mean the first Business Day of each calendar month during the term hereof.

"Interest Rate" shall mean a variable per annum rate of interest equal to the sum of 2.75% plus the One-Month
LIBOR. "One-Month LIBOR" shall mean, as of the date of any determination, the interest rate then most recently published in the "Money Rates" section of The Wall Street Journal as the one-month London Interbank Offered Rate.
The Interest Rate will change as of the date of publication in The Wall Street Journal of a One-Month LIBOR that is different from that published on the preceding Business Day, if more than one rate is published, then the highest of such rates. In the event that The Wall Street Journal shall, for any reason, fall or cease to publish the One-Month
LIBOR, MLBFS will choose a reasonably comparable index or source to use as the basis for the Interest Rate.

"Line Fee" shall mean a fee of $15,000.00 payable periodically by Customer to MLBFS in accordance with the provisions of Section 2.2 hereof.

"Loan Documents" shall mean this Loan Agreement, any indenture, any guaranty of any of the Obligations and all other security and other instruments, assignments, certificates, certifications and agreements of any kind relating to any of the Obligations, whether obtained, authorized, authenticated, executed, sent or received concurrently with or subsequent to this Loan Agreement, or which evidence the creation, guaranty or collateralization of any of the Obligations or the granting or perfection of liens or security interests upon any Collateral or any other collateral for the Obligations, including any modifications, amendments or restatements of the foregoing.

"Location of Tangible Collateral" shall mean the address of Customer set forth at the beginning of this Loan
Agreement, together with any other address or addresses set forth on an exhibit hereto as being a Location of Tangible Collateral.

"Maturity Date" shall mean the date of expiration of the WCMA Line of Credit.

"Maximum WCMA Line of Credit" shall mean, as of any date of determination thereof, an amount Equal to the lesser of. (A) $2,000,000.00, or (B) 80% of Customer's Accounts and Chattel Paper, as shown on its regular books and records (excluding Accounts over 90 days old, Accounts directly or indirectly DUE FROM ANY PERSON OR ENTITY NOT
DOMICILED IN THE UNITED STATES , ACCOUNTS ARISING OUT OF BONDED JOBS, RETAINAGE OR FROM ANY SHAREHOLDER,
OFFICER OR EMPLOYEE OF CUSTOMER OR ANY AFFILIATED ENTITY), AND 50% OF RAW MATERIAL CUSTOMER'S INVENTORY AS
SHOWN ON ITS REGULAR BOOKS AND RECORDS UP TO A MAXIMUM OF $750,000.00.

"OBLIGATIONS" SHALL MEAN ALL LIABILITIES, INDEBTEDNESS AND OTHER OBLIGATIONS OF CUSTOMER TO MLBFS,
HOWSOEVER CREATED, ARISING OR EVIDENCED, WHETHER NOW EXISTING OR HEREAFTER ARISING, WHETHER DIRECT OR
INDIRECT, ABSOLUTE OR CONTINGENT, DUE OR TO BECOME DUE, PRIMARY OR SECONDARY OR JOINT OR SEVERAL, AND, WITHOUT
LIMITING THE GENERALITY OF THE FOREGOING, SHALL INCLUDE PRINCIPAL, ACCRUED INTEREST (INCLUDING WITHOUT LIMITATION
INTEREST ACCRUING AFTER THE FILING OF ANY PETITION IN BANKRUPTCY), ALL ADVANCES MADE BY OR ON BEHALF OF MLBFS
UNDER THE LOAN DOCUMENTS, COLLECTION AND OTHER COSTS AND EXPENSES INCURRED BY OR ON BEHALF OF MLBFS,
WHETHER INCURRED BEFORE OR AFTER JUDGMENT AND ALL PRESENT AND FUTURE LIABILITIES, INDEBTEDNESS AND OBLIGATIONS
OF CUSTOMER UNDER THIS LOAN AGREEMENT.

"PERMITTED LIENS" SHALL MEAN WITH RESPECT TO THE COLLATERAL: (i) LIENS FOR CURRENT TAXES NOT YET DUE AND
PAYABLE, OTHER NON-CONSENSUAL LIENS ARISING IN THE ORDINARY COURSE OF BUSINESS FOR SUMS NOT DUE, AND, IF
MLBFS' RIGHTS TO AND INTEREST IN THE COLLATERAL ARE NOT MATERIALLY AND ADVERSELY AFFECTED THEREBY, ANY SUCH
LIENS FOR TAXES OR OTHER NON-CONSENSUAL LIENS ARISING IN THE ORDINARY COURSE OF BUSINESS BEING CONTESTED IN GOOD
FAITH BY APPROPRIATE PROCEEDINGS; (II) LIENS IN FAVOR OF MLBFS; (III) LIENS WHICH WILL BE DISCHARGED WITH THE
PROCEEDS OF THE INITIAL WCMA LOAN; AND (IV) ANY OTHER LIENS EXPRESSLY PERMITTED IN WRITING BY MLBFS.

"PERSON" SHALL MEAN ANY NATURAL PERSON AND ANY CORPORATION, PARTNERSHIP (GENERAL, LIMITED OR OTHERWISE),
LIMITED LIABILITY COMPANY, TRUST, ASSOCIATION, JOINT VENTURE, GOVERNMENTAL BODY OR AGENCY OR OTHER ENTITY
HAVING LEGAL STATUS OF ANY KIND.


"Pledgor" shall mean each Person who at any time provides collateral, or otherwise now or hereinafter agrees to grant MLBFS a security interest in any assets as security for Customers Obligations.

"Renewal Year" shall mean and refer to the 12-month period immediately following the Initial Maturity Date and each 12-month period thereafter.

"WCMA Account" shall mean and refer to the Working Capital Management Account of Customer with MLPF&S identified as Account No. 885-07587 and any successor Working Capital Management Account of Customer with
MLPF&S.

"WCMA Line of Credit" shall mean a line of credit funded by MLBFS through the WCMA Account.

"WCMA Loan" shall mean each advance made by MLBFS pursuant to this Loan
Agreement.

"WCMA Loan Balance" shall mean an amount equal to the aggregate unpaid principal amount of all WCMA
Loans.

"UCC" shall mean the Uniform Commercial Code of Illinois as in effect in Illinois from time to time.

1.2 OTHER TERMS. Except as otherwise defined herein: (i) all terms used in this Loan Agreement which are defined in the UCC shall have the meanings set forth in the UCC, and (ii) capitalized terms used herein which are defined in the WCMA Agreement (including, without limitation, "Money Accounts", "Minimum Money Accounts Balance", and "WCMA Directed Reserve Program") shall have the meanings set forth in the WCMA Agreement, and (iii) accounting terms not defined herein shall have the meaning ascribed to them in GAAP.

1.3 UCC FILING. Customer hereby authorizes MLBFS to file a record or records (as defined or otherwise specified under the UCC), including, without limitation, financing statements, in all jurisdictions and with all filing offices as MLBFS may determine, in its sole discretion, are necessary or advisable to perfect the security interest granted to MLBFS herein. Such financing statements may describe the Collateral in the same manner as described herein or may contain an indication or description of collateral that describes such property in any other manner as MLBFS may determine, in its sole discretion, is necessary, advisable or prudent to ensure the perfection of the security interest in the Collateral granted to the MLBFS herein.

                        ARTICLE II. THE WCMA LINE OF CREDIT

2.1 WCMA PROMISSORY NOTE. FOR VALUE RECEIVED, Customer hereby promises to pay to the order of MLBFS, at the times and in the manner set forth in this Loan Agreement, or in such other manner and at such place as MLBFS may hereafter designate in writing, the following: (a) on the Maturity Date, or if earlier, on the date of termination of the WCMA Line of Credit, the WCMA Loan Balance; (b) interest at the Interest Rate (or, if applicable, at the Default Rate) on the outstanding WCMA Loan Balance, from and including the date on which the initial WCMA Loan is made until the date of payment of all WCMA Loans in full; and (c) on demand, all other sums payable pursuant to this Loan Agreement, including, but not limited to, the periodic Line Fee. Except as otherwise expressly set forth herein, Customer hereby waives presentment, demand for payment, protest and notice of protest, notice of dishonor, notice of acceleration, notice of intent to accelerate and all other notices and formalities in connection with this WCMA Promissory Note and this Loan Agreement.

2.2 WCMA LOANS

(a) ACTIVATION DATE. Provided that: (i) the Commitment Expiration Date shall not then have occurred, and (ii)
Customer shall have subscribed to the WCMA Program and its subscription to the WCMA Program shall then be in effect, the Activation Date shall occur on or promptly after the date, following the acceptance of this Loan
Agreement by MLBFS at its office in Chicago, Illinois, upon which each of the General Funding Conditions shall have been met or satisfied to the reasonable satisfaction of MLBFS. No activation by MLBFS of the WCMA Line of Credit for a nominal amount shall be deemed evidence of the satisfaction of any of the conditions herein set forth, or a waiver of any of the terms or conditions hereof. Customer hereby authorizes MLBFS to pay out of and charge to Customer's WCMA Account on the Activation Date any and all amounts necessary to fully pay off any bank or other financial institution having a lien upon any of the Collateral other than a Permitted Lien.

(b) WCMA LOANS. Subject to the terms and conditions hereof, during the period from and after the Activation Date to the first to occur of the Maturity Date or the date of termination of the WCMA Line of Credit pursuant to the terms hereof, and in addition to WCMA Loans automatically made to pay accrued interest, as hereafter provided:
(i) MLBFS will make WCMA Loans to Customer in such amounts as Customer may from time to time request in accordance with the terms hereof, up to an aggregate outstanding amount not to exceed the Maximum WCMA Line of Credit, and (ii) Customer may repay any WCMA Loans in whole or in part at any time, and request a re-borrowing of amounts repaid on a revolving basis. Customer may request such WCMA Loans by use of WCMA Checks, FTS, Visa charges, wire transfers, or such other means of access to the WCMA Line of Credit as may be permitted by MLBFS from time to time; it being understood that so long as the WCMA Line of Credit shall be in effect, any charge or debit to the WCMA Account which but for the WCMA Line of Credit would under the terms of the WCMA Agreement result in an overdraft, shall be deemed a request by Customer for a WCMA Loan.

(c) CONDITIONS OF WCMA LOANS. Notwithstanding the foregoing, MLBFS shall not be obligated to make any
WCMA Loan, and may without notice refuse to honor any such request by Customer, if at the time of receipt by MLBFS of Customers request: (i) the making of such WCMA Loan would cause the Maximum WCMA Line of
Credit to be exceeded; or (ii) the Maturity Date shall have occurred, or the WCMA Line of Credit shall have otherwise been terminated in accordance with the terms hereof; or (iii) Customer's subscription to the WCMA
Program shall have been terminated; or (iv) an event shall have occurred and be continuing which shall have caused any of the General Funding Conditions to not then be met or satisfied to the reasonable satisfaction of MLBFS. The making by MLBFS of any WCMA Loan at a time when any one or more of said conditions shall not have been met shall not in any event be construed as a waiver of said condition or conditions or of any Default, and shall not prevent
MLBFS at any time thereafter while any condition shall not have been met from refusing to honor any request by Customer for a WCMA Loan.

I   I
(d) LIMITATION OF LIABILITY. MLBFS shall not be responsible, and shall have no liability to Customer or any other party, for any delay or failure of MLBFS to honor any request of Customer for a WCMA Loan or any other act or omission of MLBFS, MLPF&S or any of their affiliates due to or resulting from any system failure, error or delay in posting or other clerical error, loss of power, fire, Act of God or other cause beyond the reasonable control of MLBFS, MLPF&S or any of their affiliates unless directly arising out of the willful wrongful act or active gross negligence of MLBFS. In no event shall MLBFS be liable to Customer or any other party for any incidental or consequential damages arising from any act or omission by MLBFS, MLPF&S or any of their affiliates in connection with the WCMA Line of Credit or this Loan Agreement.

(e) INTEREST. (i) An amount equal to accrued interest on the daily WCMA Loan Balance shall be payable by Customer monthly on each Interest Due Date, commencing with the first Interest Due Date after the Activation Date. Unless otherwise hereafter directed in writing by MLBFS on or after the first to occur of the Maturity Date or the date of termination of the WCMA Line of Credit pursuant to the terms hereof, such interest will be automatically charged to the WCMA Account on the applicable Interest Due Date, and, to the extent not paid with free credit balances or the proceeds of sales of any Money Accounts then in the WCMA Account, as hereafter provided, paid by a WCMA
Loan and added to the WCMA Loan Balance. All interest shall be computed for the actual number of days elapsed on the basis of a year consisting of 360 days.

(ii) Upon the occurrence and during the continuance of any Default, but without limiting the rights and remedies otherwise available to MLBFS hereunder or waiving such Default, the interest payable by Customer hereunder shall at the option of MLBFS accrue and be payable at the Default Rate. The Default Rate, once implemented, shall continue to apply to the Obligations under this Loan Agreement and be payable by Customer until the date MLBFS gives written notice that such Default has been cured to the satisfaction of MLBFS.

(iii) Notwithstanding any provision to the contrary in any of the Loan Documents, no provision of any of the Loan
Documents shall require the payment or permit the collection of Excess Interest. If any Excess Interest is provided for, or is adjudicated as being provided for, in any of the Loan Documents, then: (A) Customer shall not be obligated to pay any Excess Interest; and (B) any Excess Interest that MLBFS may have received hereunder or under any of the Loan Documents shall, at the option of MLBFS, be either applied as a credit against the then unpaid WCMA
Loan Balance or refunded to the payor thereof.

(f) PAYMENTS. All payments required or permitted to be made pursuant to this Loan Agreement shall be made in lawful money of the United States. Unless otherwise directed by MLBFS, payments on account of the WCMA Loan
Balance may be made by the delivery of checks (other than WCMA Checks), or by means of FTS or wire transfer of funds (other than funds from the WCMA Line of Credit) to MLPF&S for credit to Customer's WCMA Account.
Notwithstanding anything in the WCMA Agreement to the contrary, Customer hereby irrevocably authorizes and directs MLPF&S to apply available free credit balances in the WCMA Account to the repayment of the WCMA Loan
Balance prior to application for any other purpose. Payments to MLBFS from funds in the WCMA Account shall be deemed to be made' by Customer upon the same basis and schedule as funds are made available for investment in the Money Accounts in accordance with the terms of the WCMA Agreement. All funds received by MLBFS from
MLPF&S pursuant to the aforesaid authorization shall be applied by MLBFS to repayment of the WCMA Loan
Balance. The acceptance by or on behalf of MLBFS of a check or other payment for a lesser amount than shall be due from Customer, regardless of any endorsement or statement thereon or transmitted therewith, shall not be deemed an accord and satisfaction or anything other than a payment on account, and MLBFS or anyone acting on behalf of MLBFS may accept such check or other payment without prejudice to the rights of MLBFS to recover the balance actually due or to pursue any other remedy under this Loan Agreement or applicable law for such balance.
All checks accepted by or on behalf of MLOFS in connection with the WCMA Line of Credit are subject to final collection.

(g) IRREVOCABLE INSTRUCTIONS TO MLPF&S. In order to minimize the WCMA Loan Balance, Customer hereby irrevocably authorizes and directs MLPF&S, effective on the Activation Date and continuing thereafter so long as this Loan Agreement shall be in effect: (i) to immediately and prior to application for any other purpose pay to MLBFS to the extent of any WCMA Loan Balance or other amounts payable by Customer hereunder all available free credit balances from time to time in the WCMA Account; and (ii) if such available free credit balances are insufficient to pay the WCMA Loan Balance and such other amounts, and there are in the WCMA Account at any time any investments in Money Accounts (other than any investments constituting any Minimum Money Accounts
Balance under the WCMA Directed Reserve Program), to immediately liquidate such investments and pay to MLBFS to the extent of any WCMA Loan Balance and such other amounts the available proceeds from the liquidation of any such Money Accounts.

(h) LATE CHARGE. Any payment or deposit required to be made by Customer pursuant to the Loan Documents not paid or made within ten (10) days of the applicable due date shall be subject to a late charge in an amount equal to the lesser of: (a) 5% of the overdue amount, or (b) the maximum amount permitted by applicable law. Such late charge shall be payable on demand, or, without demand, may in the sole discretion of MLBFS be paid by a Subsequent WCMA Loan and added to the WCMA Loan Balance in the same manner as provided herein for accrued interest with respect to the WCMA Line of Credit.

(i) STATEMENTS. MLPF&S will include in each monthly statement it issues under the WCMA Program information with respect to WCMA Loans and the WCMA Loan Balance. Any questions that Customer may have with respect to such information should be directed to MLBFS; and any questions with respect to any other matter in such statements or about or affecting the WCMA Program should be directed to MLPF&S.

(j) USE OF WCMA LOAN PROCEEDS. The proceeds of each WCMA Loan initiated by Customer shall be used by
Customer solely for working capital in the ordinary course of its business, or, with the prior written consent of MLBFS, for other lawful business purposes of Customer not prohibited hereby. CUSTOMER AGREES THAT UNDER NO
CIRCUMSTANCES WILL THE PROCEEDS OF ANY WCMA LOAN BE USED: (i) FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES
OF ANY PERSON WHATSOEVER, OR (II) TO PURCHASE, CARRY OR TRADE IN SECURITIES, OR REPAY DEBT INCURRED TO PURCHASE,
CARRY OR TRADE IN SECURITIES, WHETHER IN OR IN CONNECTION WITH THE WCMA ACCOUNT, ANOTHER ACCOUNT OF
CUSTOMER WITH MLPF&S OR AN ACCOUNT OF CUSTOMER AT ANY OTHER BROKER OR DEALER IN SECURITIES, OR (III) UNLESS
OTHERWISE CONSENTED TO IN WRITING BY MLBFS, TO PAY ANY AMOUNT TO MERRILL LYNCH AND CO., INC. OR ANY OF
ITS SUBSIDIARIES, OTHER THAN MERRILL LYNCH BANK USA, MERRILL LYNCH BANK & TRUST CO. OR ANY SUBSIDIARY OF
EITHER OF THEM (INCLUDING MLBFS AND MERRILL LYNCH CREDIT CORPORATION).

(k) RENEWAL AT OPTION OF MLBFS; RIGHT OF CUSTOMER TO TERMINATE. MLBFS may at any time, in its sole discretion and at its sole option, renew the WCMA Line of Credit for one or more Renewal Years; it being understood, however, that no such renewal shall be effective unless set forth in a writing executed by a duly authorized representative of MLBFS and delivered to Customer. Unless any such renewal is accompanied by a proposed change in the terms of the WCMA Line of Credit (other than the extension of the Maturity Date), no such renewal shall require Customers approval. Customer shall, however, have the right to terminate the WCMA Line of Credit at any time upon written notice to MLBFS. Concurrently with any such termination, Customer shall pay to MLBFS the entire WCMA Loan Balance and all other Obligations.

(1) Line Fees. (i) In consideration of the extension of the WCMA Line of Credit by MLBFS to Customer during the period from the Activation Date to the Initial Maturity Date, Customer has paid or shall pay the Line Fee to MLBFS.
If the Line Fee has not heretofore been paid by Customer, Customer hereby authorizes MLBFS, at its option, to either cause the Line Fee to be paid on the Activation Date with a WCMA Loan, or invoice Customer for such Line
Fee (in which event Customer shall pay said fee within 5 Business Days after receipt of such invoice). No delay in the Activation Date, howsoever caused, shall entitle Customer to any rebate or reduction in the Line Fee or to any extension of the Initial Maturity Date.

(ii) Customer shall pay to MLBFS an additional Line Fee for each Renewal Year. In connection therewith, Customer hereby authorizes MLBFS, at its option, to either cause each such additional Line Fee to be paid with a WCMA Loan on or at any time after the first Business Day of such Renewal Year or invoiced to Customer at such time (in which event Customer shall pay such Line Fee within 5 Business Days after receipt of such invoice). Each Line Fee shall be deemed fully earned by MLBFS on the date payable by Customer, and no termination of the WCMA Line of Credit, howsoever caused, shall entitle Customer to any rebate or refund of any portion of such Line Fee; provided, however, that if Customer shall terminate the WCMA Line of Credit not later than 5 Business Days after the receipt by Customer of notice from MLBFS of a renewal of the WCMA Line of Credit, Customer shall be entitled to a refund of any Line Fee charged by MLBFS for the ensuing Renewal Year.

                         ARTICLE ILL. GENERAL PROVISIONS

3.1 REPRESENTATIONS AND WARRANTIES

Customer represents and warrants to MLBFS that:

(a) ORGANIZATION AND EXISTENCE. Customer is a corporation, duly organized and validly existing in good standing under the laws of the State of Delaware and is qualified to do business and in good standing in each other state where the nature of its business or the property owned by it make such qualification necessary; and, where applicable, each
Business Guarantor is duly organized, validly existing and in good standing under the laws of the state of its formation and is qualified to do business and in good standing in each other state where the nature of its business or the property owned by it make such qualification necessary.

(b) EXECUTION, DELIVERY AND PERFORMANCE. Each Credit Party has the requisite power and authority to enter into and perform the Loan Documents. The Customer holds all necessary permits, licenses, certificates of occupancy and other governmental authorizations and approvals required in order to own and operate the Customers business. The execution, delivery and performance by Customer of this Loan Agreement and by each of the other Credit Parties of such of the other Loan Documents to which it is a party: (i) have been duly authorized by all requisite action, (ii) do not and will not violate or conflict with any law, order or other governmental requirement, or any of the agreements, instruments or documents which formed or govern any of the Credit Parties, and (iii) do not and will not breach or violate any of the provisions of, and will not result in a default by any of the Credit Parties under, any other agreement, instrument or document to which it is a party or is subject.

(c) NOTICES AND APPROVALS. Except as may have been given or obtained, no notice to or consent or approval of any governmental body or authority or other third party whatsoever (including, without limitation, any other creditor) is required in connection with the execution, delivery or performance by any Credit Party of such of this Loan
Agreement and the Loan Documents to which it is a party.

(d) ENFORCEABILITY. The Loan Documents to which any Credit Party is a party are the respective legal, valid and binding obligations of such Credit Party, enforceable against it or them, as the case may be, in accordance with their respective terms, except as enforceability may be limited by bankruptcy and other similar laws affecting the rights of creditors generally or by general principles of equity.

(e) COLLATERAL. Except for priorities afforded to any Permitted Liens: (i) Customer has good and marketable title to the Collateral, (ii) none of the Collateral is subject to any lien, encumbrance or security interest, and (iii) upon the filing of all Uniform Commercial Code financing statements authenticated or otherwise authorized by Customer with respect to the Collateral in the appropriate jurisdiction(s) and/or the completion of any other action required by applicable law to perfect its liens and security interests, MLBFS will have valid and perfected first liens and security interests upon all of the Collateral.

(f) FINANCIAL STATEMENTS. Except as expressly set forth in Customer's or any Business Guarantors financial statements, all financial statements of Customer and each Business Guarantor furnished to MLBFS have been prepared in conformity with generally accepted accounting principles, consistently applied, are true and correct in all material respects, and fairly present the financial condition of it as at such dates and the results of its operations for the periods then ended (subject, in the case of interim unaudited financial statements, to normal year-end adjustments); and since the most recent date covered by such financial statements, there has been no material adverse change in any such financial condition or operation. All financial statements furnished to MLBFS of any Guarantor other than a Business Guarantor are true and correct in all material respects and fairly represent such Guarantor's financial condition as of the date of such financial statements, and since the most recent date of such financial statements, there has been no material adverse change in such financial condition.

(g) LITIGATION; COMPLIANCE WITH ALL LAWS. No litigation, arbitration, administrative or governmental proceedings are pending or, to the knowledge of Customer, threatened against any Credit Party, which would, if adversely determined, materially and adversely affect (i) such Credit Party's interest in the Collateral or the liens and security interests of MLBFS hereunder or under any of the Loan Documents, or (ii) the financial condition of any Credit Party or its continued operations. Each Credit Party is in compliance in all material respects with all laws, regulations, requirements and approvals applicable to such Credit Party.

(h) Tax Returns. All federal, state and local tax returns, reports and statements required to be filed by any Credit
Party have been filed with the appropriate governmental agencies and all taxes due and payable by any Credit Party have been timely paid (except to the extent that any such failure to file or pay will not materially and adversely affect
(i) either the liens and security interests of MLBFS hereunder or under any of the Loan Documents, (ii) the financial condition of any Credit Party, or (iii) its continued operations).

(i) Collateral Location. All of the tangible Collateral is located at a Location of Tangible Collateral.

(j) No Default. No "Default' or "Event of Default" (each as defined in this Loan Agreement or any of the other Loan
Documents) has occurred and is continuing.

(k) No Outside Broker. Except for employees of MLBFS, MLPF&S or one of their affiliates, Customer has not in connection with the transactions contemplated hereby directly or indirectly engaged or dealt with, and was not introduced or referred to MLBFS by, any broker or other loan arranger.

Each of the foregoing representations and warranties: (i) has been and will be relied upon as an inducement to MLI3FS to provide the WCMA Line of Credit, and (ii) is continuing and shall be deemed remade by Customer concurrently with each request for a WCMA Loan.

3.2 FINANCIAL AND OTHER INFORMATION

(a) Customer shall furnish or cause to be furnished to MLBFS during the term of this Loan Agreement all of the following:

(i) A/R Agings. Within 15 days after the close of each fiscal month of Customer, a copy of the Accounts Receivable
Aging of Customer as of the end of such fiscal month;

(ii) Backlog Reports. Within 45 days after the close of each fiscal quarter of Customer, a copy of the Sales Backlog
Report of Customer as of the end of such fiscal quarter;

(III) SEC REPORTS. Customer shall furnish or cause to be furnished to MLBFS not later than 10 days after the date of filing with the Securities and Exchange Commission ("SEC"), a copy of each 10-K, 10-Q and other report required to be filed with the SEC during the term hereof by Customer;

(iv) Certificate of Compliance. Within 45 days after the close of each fiscal quarter of Customer, a Certificate of Compliance, duly executed by an authorized officer of Customer, in the form of Exhibit B attached hereto, or such other form as reasonably required by MLBFS from time to time; and

(v) OTHER INFORMATION. Such other information as MLBFS may from time to time reasonably request relating to
Customer, any Credit Party or the Collateral.

(vi) GENERAL AGREEMENTS WITH RESPECT TO FINANCIAL INFORMATION. Customer agrees that except as otherwise specified herein or otherwise agreed to in writing by MLBFS: (i) all annual financial statements required to be furnished by Customer to MLBFS hereunder will be prepared by either the current independent accountants for
Customer or other independent accountants reasonably acceptable to MLBFS, and
(ii) all other financial information
required to be furnished by Customer to MLBFS hereunder will be certified as correct in all material respects by the party who has prepared such information, and, in the case of internally prepared information with respect to
Customer or any Business Guarantor, certified as correct by their respective chief financial officer.

3.3 OTHER COVENANTS

Customer further covenants and agrees during the term of this Loan Agreement that:

(a) FINANCIAL RECORDS; INSPECTION. Each Credit Party (other than any Individual Guarantor) will: (i) maintain at its principal place of business complete and accurate books and records, and maintain all of its financial records in a manner consistent with the financial statements heretofore furnished to MLBFS, or prepared on such other basis as may be approved in writing by MLBFS; and (ii) permit MLBFS or its duly authorized representatives, upon reasonable notice and at reasonable times, to inspect its properties (both real and personal), operations, books and records.

(b) Taxes. Each Credit Party will pay when due all of its respective taxes, assessments and other governmental charges, howsoever designated, and all other liabilities and obligations, except to the extent that any such failure to file or pay will not materially and adversely affect either the liens and security interests of MLBFS hereunder or under any of the Loan Documents, the financial condition of any Credit Party or its continued operations.

(c) COMPLIANCE WITH LAWS AND AGREEMENTS. No Credit Party will violate (i) any law, regulation or other governmental requirement, any judgment or order of any court or governmental agency or authority; (ii) any agreement, instrument or document which is material to its operations or to the operation or use of any Collateral, in each case as contemplated by the Loan Documents; or (iii) any agreement, instrument or document to which it is a party or by which it is bound, if any such violation will materially and adversely affect either the liens and security interests of MLBFS hereunder or under any of the Loan Documents, the financial condition of any Credit Party, or its continued operations.

(d) NO USE OF MERRILL LYNCH NAME. No Credit Party will directly or indirectly publish, disclose or otherwise use in any advertising or promotional material, or press release or interview, the name, logo or any trademark of MLBFS, MLPF&S, Merrill Lynch and Co., Incorporated or any of their affiliates.

 (e) NOTIFICATION BY CUSTOMER. Customer shall provide MLBFS with prompt written notification of: (i) any Default;
(ii) any material adverse change in the business, financial condition or operations of any Credit Party; (iii) any information which indicates that any financial statements of any Credit Party fail in any material respect to present fairly the financial condition and results of operations purported to be presented in such statements; (iv) any threatened or pending litigation involving any Credit Party; (v) any casualty loss, attachment, lien, judicial process, encumbrance or claim affecting or involving $25,000 or more of any Collateral; and (vi) any change in Customers outside accountants. Each notification by Customer pursuant hereto shall specify the event or information causing such notification, and, to the extent applicable, shall specify the steps being taken to rectify or remedy such event or information.

(f) ENTITY ORGANIZATION. Each Credit Party which is an entity will (i) remain
(A) validly existing and in good
standing in the state of its organization and (B) qualified to do business and in good standing in each other state where the nature of its business or the property owned by it make such qualification necessary, and (ii) maintain all governmental permits, licenses and authorizations. Customer shall give MLBFS not less than 30 days prior written notice of any change in name (including any fictitious name) or chief executive office, place of business, or as applicable, the principal residence of any Credit Party.

(g) MERGER, CHANGE IN BUSINESS. Except upon the prior written consent of MLBFS Customer shall not cause or permit any Credit Party to: (i) be a party to any merger or consolidation with, or purchase or otherwise acquire all or substantially all of the assets of, or any material stock, partnership, joint venture or other equity interest in, any Person, or sell, transfer or lease all or any substantial part of its assets
(ii) engage in any material business
substantially different from its business in effect as of the date of application by Customer for credit from MLBFS or cease operating any such material business; or (iii) cause or permit any other Person to assume or succeed to any material business or operations of such Credit Party.

(h) TOTAL DEBT TO EBITDA. Customers "Total Debt to EBITDA Ratio" defined and calculated as set forth in
Exhibit B attached hereto, shall not at any time exceed 2.5 to 1.

(i) FIXED CHARGE COVERAGE. Customer's "Fixed Charge Coverage Ratio" defined and calculated as set forth in Exhibit B attached hereto, shall at all times exceed 1.5 to 1.

(j) NO LOANS/GUARANTEES TO ANY PARTY. Except upon the prior written consent of MLBFS, Customer shall not directly or indirectly lend any moneys to, or guaranty the debt of, any person or entity.

(k) NO NEW PRODUCTS, SERVICES OR VENTURES. Except upon the prior written consent of MLBFS, Customer shall not directly or indirectly initiate, create, or acquire any additional or new product lines, services, business ventures, companies or divisions.

(l) NO CHANGE IN MANAGEMENT. Customer will maintain experienced and competent professional senior management, including Dennis Sunshine, Bruce Reissman and Mitchell Binder.

(m) STEP-UP MINIMUM TANGIBLE NET WORTH. As of December 31, 2002 Customers plus Business Guarantors'
"tangible net worth" defined and calculated as set forth in Exhibit B attached hereto, shall exceed $6,400,000.00.
After December 31, 2002 and as of the close of each fiscal year of Customer and its Business Guarantors thereafter,
Customer's plus Business Guarantors' "tangible net worth" shall be not less than $500,000.00 higher than the tangible net worth of Customer and its Business Guarantors required hereunder as of the close of the immediately preceding fiscal year of Customer and its Business Guarantors (so that as of December 31, 2003, such tangible net worth shall be not less than $6,900,000.00, as of December 31, 2004, such tangible net worth shall be not less than $7,400,000.00, etc.).

3.4 COLLATERAL

(a) PLEDGE OF COLLATERAL. To secure payment and performance of the Obligations, Customer hereby pledges, assigns, transfers and sets over to MLBFS, and grants to MLBFS first liens and security interests in and upon all of the Collateral, subject only to priorities afforded to Permitted Liens.

(b) LIENS. Except upon the prior written consent of MLBFS, Customer shall not create or permit to exist any lien, encumbrance or security interest upon or with respect to any Collateral now owned or hereafter acquired other than Permitted Liens.

(c) PERFORMANCE OF OBLIGATIONS. Customer shall perform all of its obligations owing on account of or with respect to the Collateral; it being understood that nothing herein, and no action or inaction by MLBFS under this Loan
Agreement or otherwise, shall be deemed an assumption by MLBFS of any of Customer's said obligations.

(d) SALES AND COLLECTIONS. Customer shall not sell, transfer or otherwise dispose of any Collateral, except that so long as no Event of Default shall have occurred and be continuing, Customer may in the ordinary course of its business: (i) sell any Inventory normally held by Customer for sale, (ii) use or consume any materials and supplies normally held by Customer for use or consumption, and (iii) collect all of its Accounts.

(e) ACCOUNT SCHEDULES. Upon the request of MLBFS, which may be made from time to time, Customer shall deliver to MLBFS, in addition to the other information required hereunder, a schedule identifying, for each Account and all Chattel Paper subject to MLBFS' security interests hereunder, each account debtor by name and address and amount, invoice or contract number and date of each invoice or contract. Customer shall furnish to MLBFS such additional information with respect to the Collateral, and amounts received by Customer as proceeds of any of the Collateral, as MLBFS may from time to time reasonably request.

(f) ALTERATIONS AND MAINTENANCE. Except upon the prior written consent of MLBFS, Customer shall not make or permit any material alterations to any tangible Collateral which might materially reduce or impair its market value or utility. Customer shall at all times (i) keep the tangible Collateral in good condition and repair, reasonable wear and tear excepted, (ii) protect the Collateral against loss, damage or destruction and (iii) pay or cause to be paid all obligations arising from the repair and maintenance of such Collateral, as well as all obligations with respect to any Location of Tangible Collateral (e.g., all obligations under any lease, mortgage or bailment agreement), except for any such obligations being contested by
Customer in good faith by appropriate proceedings.

(g) LOCATION. Except for movements required in the ordinary course of Customer's business, Customer shall give
MLBFS 30 days' prior written notice of the placing at or movement of any tangible Collateral to any location other than a Location of Tangible Collateral. In no event shall Customer cause or permit any material tangible Collateral to be removed from the United States without the express prior written consent of MLBFS. Customer will keep its books and records at its principal office address specified in the first paragraph of this Loan Agreement. Customer will not change the address where books and records are kept, or change its name or taxpayer identification number.
Customer will place a legend acceptable to MLBFS on all Chattel Paper that is Collateral in the possession or control of Customer from time to time indicating that MLBFS has a security interest therein.

(h) INSURANCE. Customer shall insure all of the tangible Collateral under a policy or policies of physical damage insurance for the full replacement value thereof against such perils as MLBFS shall reasonably require and also providing that losses will be payable to MLBFS as its interests may appear pursuant to a lender's or mortgagee's long form loss payable endorsement and containing such other provisions as may be reasonably required by MLBFS.
Customer shall further provide and maintain a policy or policies of commercial general liability insurance naming
MLBFS as an additional party insured. Customer and each Business Guarantor shall maintain such other insurance as may be required by law or is customarily maintained by companies in a similar business or otherwise reasonably required by MLBFS. All such insurance policies shall provide that MLBFS will receive not less than 10 days prior written notice of any cancellation, and shall otherwise be in form and amount and with an insurer or insurers reasonably acceptable to MLBFS. Customer shall furnish MLBFS with a copy or certificate of each such policy or policies and, prior to any expiration or cancellation, each renewal or replacement thereof.

(i) EVENT OF LOSS. Customer shall at its expense promptly repair all repairable damage to any tangible Collateral. In the event that there is an Event of Loss and the affected Collateral had a value prior to such Event of Loss of $25,000.00 or more, then, on or before the first to occur of (i) 90 days after the occurrence of such Event of Loss, or (ii) 10 Business Days after the date on which either Customer or MLBFS shall receive any proceeds of insurance on account of such Event of Loss, or any underwriter of insurance on such Collateral shall advise either Customer or MLBFS that it disclaims liability in respect of such Event of Loss, Customer shall, at Customer's option, either replace the Collateral subject to such Event of Loss with comparable Collateral free of all liens other than Permitted
Liens (in which event Customer shall be entitled to utilize the proceeds of insurance on account of such Event of Loss for such purpose, and may retain any excess proceeds of such insurance), or permanently prepay the Obligations by an amount equal to the actual cash value of such Collateral as determined by either the insurance company's payment
(plus any applicable deductible) or, in absence of insurance company payment, as reasonably determined by MLBFS;
it being further understood that any such permanent prepayment shall cause an immediate permanent reduction in the Maximum WCMA Line of Credit in the amount of such prepayment and shall not reduce the amount of any future reductions in the Maximum WCMA Line of Credit that may be required hereunder. Notwithstanding the foregoing, if at the time of occurrence of such Event of Loss or any time thereafter prior to replacement or line reduction, as aforesaid, an Event of Default shall have occurred and be continuing hereunder, then MLBFS may at its sole option, exercisable at any time while such Event of Default shall be continuing, require Customer to either replace such Collateral or prepay the Obligations and reduce the Maximum WCMA Line of Credit, as aforesaid.

(j) NOTICE OF CERTAIN EVENTS. Customer shall give MLBFS immediate notice of any attachment, lien, judicial process, encumbrance or claim affecting or involving $25,000.00 or more of the Collateral.

(k) INDEMNIFICATION. Customer shall indemnify, defend and save MLBFS harmless from and against any and all claims, liabilities, losses, costs and expenses (including, without limitation, reasonable attorneys' fees and expenses) of any nature whatsoever which may be asserted against or incurred by MLBFS arising out of or in any manner occasioned by (i) the ownership, collection, possession, use or operation of any Collateral, or (ii) any failure by Customer to perform any of its obligations hereunder; excluding, however, from said indemnity any such claims, liabilities, etc. arising directly out of the willful wrongful act or active gross negligence of MLBFS. This indemnity shall survive the expiration or termination of this Loan Agreement as to all matters arising or accruing prior to such expiration or termination.

3.5 EVENTS OF DEFAULT

The occurrence of any of the following events shall constitute an "Event of Default' under this Loan Agreement:

(a) EXCEEDING THE MAXIMUM WCMA LINE OF CREDIT. If the WCMA Loan Balance shall at any time exceed the
Maximum WCMA Line of Credit and Customer shall fail to deposit sufficient funds into the WCMA Account to reduce the WCMA Loan Balance below the Maximum WCMA Line of Credit within five
(5) Business Days after
written notice thereof shall have been given by MLBFS to Customer.

(b) OTHER FAILURE TO PAY, Customer shall fail to pay to MLBIFS or deposit into the WCMA Account when due any other amount owing or required to be paid or deposited by Customer under this Loan Agreement or any of the Loan
Documents, or shall fail to pay when due any other Obligations, and any such failure shall continue for more than five (5) Business Days after written notice thereof shall have been given by MLBFS to Customer.

(c) FAILURE TO PERFORM. Any Credit Party shall default in the performance or observance of any covenant or agreement on its part to be performed or observed under any of the Loan Documents (not constituting an Event of Default under any other clause of this Section), and such default shall continue unremedied for ten (10) Business
Days (i) after written notice thereof shall have been given by MLBFS to Customer, or (ii) from Customer's receipt of any notice or knowledge of such default from any other source.

(d) BREACH OF WARRANTY. Any representation or warranty made by any Credit Party contained in this Loan
Agreement or any of the Loan Documents shall at any time prove to have been incorrect in any material respect when made.











(e) DEFAULT UNDER OTHER ML AGREEMENT. A default or event of default by any Credit Party shall occur under the terms of any other agreement, instrument or document with or intended for the benefit of MLBFS, MLPF&S or any of their affiliates, and any required notice shall have been given and required passage of time shall have elapsed, or the WCMA Agreement shall be terminated for any reason.

(F) BANKRUPTCY EVENT. Any Bankruptcy Event shall occur.

(g) MATERIAL IMPAIRMENT. Any event shall occur which shall reasonably cause MLBFS to in good faith believe that the prospect of full payment or performance by the Credit Parties of any of their respective liabilities or obligations under any of the Loan Documents has been materially impaired, The existence of such a material impairment shall be determined in a manner consistent with the intent of Section 1-208 of the UCC.

(h) DEFAULT UNDER OTHER AGREEMENTS. Any event shall occur which results in any default of any material agreement involving any Credit Party or any agreement evidencing any indebtedness of any Credit Party of $100,000.00 or more.

(i) Collateral Impairment. The loss, theft or destruction of any Collateral, the occurrence of any material deterioration or impairment of any Collateral or any material decline or depreciation in the value or market price thereof (whether actual or reasonably anticipated), which causes any Collateral, in the sole opinion of MLBFS to become unsatisfactory as to value or character; or any levy, attachment, seizure or confiscation of the Collateral which is not released within ten (10) Business Days.

(J) CONTESTED OBLIGATION. (i) Any of the Loan Documents shall for any reason cease to be, or are asserted by any Credit Party not to be a legal, valid and binding obligations of any Credit Party, enforceable in accordance with their terms; or (ii) the validity, perfection or priority of MLBFS' first lien and security interest on any of the Collateral is contested by any Person; or (iii) any Credit Party shall or shall attempt to repudiate, revoke, contest or dispute, in whole or in part, such Credit Party's obligations under any Loan Document.

(k) JUDGMENTS. A judgment shall be entered against any Credit Party in excess of $25,000 and the judgment is not paid in full and discharged, or stayed and bonded to the satisfaction of MLBFS.

(l) CHANGE IN CONTROL/CHANGE IN MANAGEMENT. (i) Any direct or indirect sale, conveyance, assignment or other transfer of or grant of a security interest in any ownership interest of any Credit Party which results, or if any rights related thereto were exercised would result, in any change in the identity of the individuals or entities in control of any Credit Party; or (ii) the owner(s) of the controlling equity interest of any Credit Party on the date hereof shall cease to own and control such Credit Party; or (iii) the Person (or a replacement who is satisfactory to MLBFS in its sole discretion) who is the chief executive officer or holds such similar position, or any senior manager of such Credit Party on the date hereof shall for any reason cease to be the chief executive officer or senior manager of such Credit Party.

(m) WITHDRAWAL, DEATH, ETC. The incapacity, death, withdrawal, dissolution, or the filing for dissolution of: (i) any Credit Party; or (ii) any controlling shareholder, partner, or member of any Credit Party.

3.6 REMEDIES

(a) REMEDIES UPON DEFAULT. Upon the occurrence and during the continuance of any Event of Default, MLBFS may at its sole option do any one or more or all of the following, at such time and in such order as MLBFS may in its sole discretion choose:

(i) TERMINATION. MLBFS may without notice terminate the WCMA Line of Credit and all obligations to extend any credit to or for the benefit of Customer (it being understood, however, that upon the occurrence of any Bankruptcy
Event all such obligations shall automatically terminate without any action on the part of MLBFS).

(ii) ACCELERATION. MLBFS may declare the principal of and interest on the WCMA Loan Balance, and all other
Obligations to be forthwith due and payable, whereupon all such amounts shall be immediately due and payable, without presentment, demand for payment, protest and notice of protest, notice of dishonor, notice of acceleration, notice of intent to accelerate or other notice or formality of any kind, all of which are hereby expressly waived;
provided, however, that upon the occurrence of any Bankruptcy Event all such principal, interest and other
Obligations shall automatically become due and payable without any action on the part of MLBFS.

(iii) EXERCISE OTHER RIGHTS. MLBFS may exercise any or all of the remedies of a secured party under applicable law and in equity, including, but not limited to, the UCC, and any or all of its other rights and remedies under the Loan
Documents.

(iv) POSSESSION. MLBFS may require Customer to make the Collateral and the records pertaining to the Collateral available to MLBFS at a place designated by MLBFS which is reasonably convenient to Customer, or may take possession of the Collateral and the records pertaining to the Collateral without the use of any judicial process and without any prior notice to Customer

(v) Sale. MLBFS may sell any or all of the Collateral at public or private sale upon such terms and conditions as MLBFS may reasonably deem proper, whether for cash, on credit, or for future delivery, in bulk or in lots. MLBFS may purchase any Collateral at any such sale free of Customers right of redemption, if any, which Customer expressly waives to the extent not prohibited by applicable law. The net proceeds of any such public or private sale and all other amounts actually collected or received by MLBFS pursuant hereto, after deducting all costs and expenses incurred at any time in the collection of the Obligations and in the protection, collection and sale of the Collateral, will be applied to the payment of the Obligations, with any remaining proceeds paid to Customer or whoever else may be entitled thereto, and with Customer and each Guarantor remaining jointly and severally liable for any amount remaining unpaid after such application.



(vi) DELIVERY OF CASH, CHECKS, ETC. MLBFS may require Customer to forthwith upon receipt, transmit and deliver to MLBFS in the form received, all cash, checks, drafts and other instruments for the payment of money (properly endorsed, where required, so that such items may be collected by MLBFS which may be received by Customer at any time in full or partial payment of any Collateral, and require that Customer not commingle any such items which may be so received by Customer with any other of its funds or property but instead hold them separate and apart and in trust for MLBFS until delivery is made to MLBFS.

(vii) NOTIFICATION OF ACCOUNT DEBTORS. MLBFS may notify any account debtor that its Account or Chattel Paper has been assigned to MLBFS and direct such account debtor to make payment directly to MLBFS of all amounts due or becoming due with respect to such Account or Chattel Paper; and MLBFS may enforce payment and collect, by legal proceedings or otherwise, such Account or Chattel Paper.

(viii) CONTROL OF COLLATERAL. MLBFS may otherwise take control in any lawful manner of any cash or non-cash items of payment or proceeds of Collateral and of any rejected, returned, stopped in transit or repossessed goods included in the Collateral and endorse Customer's name on any item of payment on or proceeds of the Collateral.

(b) SET-OFF. MLBFS shall have the further right upon the occurrence and during the continuance of an Event of Default to set-off, appropriate and apply toward payment of any of the Obligations, in such order of application as MLBFS may from time to time and at any time elect, any cash, credit, deposits, accounts, financial assets, investment property, securities and any other property of Customer which is in transit to or in the possession, custody or control of MLBFS. MLPF&S or any agent, bailee, or affiliate of MLBFS or MLPF&S. Customer hereby collaterally assigns and grants to MLBFS. a continuing security interest in all such property as Collateral and as additional security for the Obligations. Upon the occurrence and during the continuance of an Event of Default, MLBFS shall have all rights in such property available to collateral assignees and secured parties under all applicable laws, including, without limitation, the UCC.

(c) POWER OF ATTORNEY. Effective upon the occurrence and during the continuance of an Event of Default, Customer hereby irrevocably appoints MLBFS as its attomey-in-fact, with full power of substitution, in its place and stead and in its name or in the name of MLBFS to from time to time in MLBFS sole discretion take any action and to execute any instrument which MLBFS may deem necessary or advisable to accomplish the purposes of this Loan Agreement and the other Loan Documents, including, but not limited to, to receive, endorse and collect all checks, drafts and other instruments for the payment of money made payable to Customer included in the Collateral. The powers of attorney granted to MLBFS in this Loan Agreement are coupled with an interest and are irrevocable until the
Obligations have been indefeasibly paid in full and fully satisfied and all obligations of MLBFS under this Loan
Agreement have been terminated

(d) REMEDIES ARE SEVERABLE AND CUMULATIVE. All rights and remedies of MLBFS herein are severable and cumulative and in addition to all other rights and remedies available in the Loan Documents, at law or in equity, and any one or more of such rights and remedies may be exercised simultaneously or successively.

(e) NO MARSHALLING. MLBFS shall be under no duty or obligation to (i) preserve, protect or marshall the Collateral;
(ii) preserve or protect the rights of any Credit Party or any other Person claiming an interest in the Collateral; (iii) realize upon the Collateral in any particular order or manner, (iv) seek repayment of any Obligations from any particular source; (v) proceed or not proceed against any Credit Party pursuant to any guaranty or security agreement or against any Credit Party under the Loan Documents, with or without also realizing on the Collateral; (vi) permit any substitution or exchange of all or any part of the Collateral; or (vii) release any part of the Collateral from the Loan Agreement or any of the other Loan Documents, whether or not such substitution or release would leave
MLBFS adequately secured.

(f) NOTICES. To the fullest extent permitted by applicable law, Customer hereby irrevocably waives and releases
MLBFS of and from any and all liabilities and penalties for failure of MLBFS to comply with any statutory or other requirement imposed upon MLBFS relating to notices of sale, holding of sale or reporting of any sale, and Customer waives all rights of redemption or reinstatement from any such sale. Any notices required under applicable law shall be reasonably and properly given to Customer if given by any of the methods provided herein at least 5 Business
Days prior to taking action. MLBFS shall have the right to postpone or adjourn any sale or other disposition of Collateral at any time without giving notice of any such postponed or adjourned date. In the event MLBFS seeks to take possession of any or all of the Collateral by court process, Customer further irrevocably waives to the fullest extent permitted by law any bonds and any surety or security relating thereto required by any statute, court rule or otherwise as an incident to such possession, and any demand for possession prior to the commencement of any suit or action.

3.7 MISCELLANEOUS

(a) NON-WAIVER. No failure or delay on the part of MLBFS in exercising any right, power or remedy pursuant to this Loan Agreement or any of the other Loan Documents shall operate as a waiver thereof, and no single or partial exercise of any such right, power or remedy shall preclude any other or further exercise thereof, or the exercise of any other right, power or remedy. Neither any waiver of any provision of any of the Loan Documents, nor any consent to any departure by Customer therefrom, shall be effective unless the same shall be in writing and signed by MLBFS Any waiver of any provision of this Loan Agreement or any of the other Loan Documents and any consent to any departure by Customer from the terms of this Loan Agreement or any of the other Loan Documents shall be effective only in the specific instance and for the specific purpose for which given. Except as otherwise expressly provided herein, no notice to or demand on Customer shall in any case entitle Customer to any other or further notice or demand in similar or other circumstances.

(b) DISCLOSURE. Customer hereby irrevocably authorizes MLBFS and each of its affiliates, including without limitation
MLPF&S, to at any time (whether or not an Event of Default shall have occurred) obtain from and disclose to each other any and all financial and other information about Customer. In connection with said authorization, the parties recognize that in order to provide a WCMA Line of Credit certain information about Customer is required to be made available on a computer network accessible by certain affiliates of MLBFS including MLPF&S. Customer further irrevocably authorizes MLBFS to contact,

I



investigate, inquire and obtain consumer reports, references and other information on Customer from consumer reporting agencies and other credit reporting services, former or current creditors, and other persons and sources
(including, without limitation, any Affiliate of MLBFS) and to provide to any references, consumer reporting agencies, credit reporting services, creditors and other persons and sources (including, without limitation, affiliates of MLBFS) all financial, credit and other information obtained by MLBFS relating to the Customer.

(c) COMMUNICATIONS. Delivery of an agreement, instrument or other document may, at the discretion of MLBFS, be by electronic transmission. Except as required by law or otherwise provided herein or in a writing executed by the party to be bound, all notices demands, requests, accountings, listings, statements, advices; or other communications to be given under the Loan Documents shall be in writing and shall be served either personally, by deposit with a reputable overnight courier with charges prepaid, or by deposit in the United States mail by certified mail, return receipt required. Notices may be addressed to Customer as set forth at its address shown in the preamble hereto, or to any office to which billing or account statements are sent; to MLBFS at its address shown in the preamble hereto, or at such other address designated in writing by MLBFS. Any such communication shall be deemed to have been given upon, in the case of personal delivery the date of delivery, one Business Day after deposit with an overnight courier, two (2) Business Days after deposit in the United States by certified mail (return receipt required), or receipt of electronic transmission (which shall be presumed to be three hours after the time of transmission unless an error message is received by the sender), except that any notice of change of address shall not be effective until actually received.

(d) FEES, EXPENSES AND TAXES. Customer shall pay or reimburse MLBFS for: (i) all UCC, real property or other filing, recording, and search fees and expenses incurred by MLBFS in connection with the verification, perfection or preservation of MLBFS' rights hereunder or in any Collateral or any other collateral for the Obligations; (ii) any and all stamp, transfer, mortgage, intangible, document, filing, recording and other taxes and fees payable or determined to be payable in connection with the borrowings hereunder or the execution, delivery, filing and/or recording of the Loan Documents and any other instruments or documents provided for herein or delivered or to be delivered hereunder or in connection herewith; and (iii) all fees and out-of-pocket expenses (including, attorneys' fees and legal expenses) incurred by MLBFS in connection with the preparation, execution, administration, collection, enforcement, protection, waiver or amendment of this Loan Agreement, the other Loan Documents and such other instruments or documents, and the rights and remedies of MLBFS thereunder and all other matters in connection therewith. Customer hereby authorizes MLBFS, at its option, to either cause any and all such fees, expenses and taxes to be paid with a WCMA Loan, or invoice Customer therefore (in which event Customer shall pay all such fees, expenses and taxes within 5 Business Days after receipt of such invoice). The obligations of Customer under this paragraph shall survive the expiration or termination of this Loan Agreement and the discharge of the other
Obligations.

(e) RIGHT TO PERFORM OBLIGATIONS. If Customer shall fail to do any act or thing which it has covenanted to do under any of the Loan Documents or any representation or warranty on the part of Customer contained in the Loan
Documents shall be breached, MLBFS may, in its sole discretion, after 5 Business Days written notice is sent to Customer (or such lesser notice, including no notice, as is reasonable under the circumstances), do the same or cause it to be done or remedy any such breach, and may expend its funds for such purpose. Any and all reasonable amounts so expended by MLBFS shall be repayable to MLBFS by Customer upon demand, with interest at the Interest Rate during the period from and including the date funds are so expended by MLBFS to the date of repayment, and all such amounts shall be additional Obligations. The payment or performance by MLBFS of any of Customer's obligations hereunder shall not relieve Customer of said obligations or of the consequences of having failed to pay or perform the same, and shall not waive or be deemed a cure of any Default.

(f) FURTHER ASSURANCES. Customer agrees to do such further acts and things and to execute and deliver to MLBFS such additional agreements, instruments and documents as MLBFS may reasonably require or deem advisable to effectuate the purposes of the Loan Documents, to confirm the WCMA Loan Balance, or to establish, perfect and maintain MLBFS' security interests and liens upon the Collateral, including, but not limited to: (i) executing financing statements or amendments thereto when and as reasonably requested by MLBFS; and (ii) if in the reasonable judgment of MLBFS it is required by local law, causing the owners and/or mortgagees of the real property on which any Collateral may be located to execute and deliver to MLBFS waivers or subordinations reasonably satisfactory to MLBFS with respect to any rights in such Collateral.

(g) BINDING EFFECT. This Loan Agreement and the Loan Documents shall be binding upon, and shall inure to the benefit of MLBFS, Customer and their respective successors and assigns. MLBFS reserves the right, at any time while the Obligations remain outstanding, to sell, assign, syndicate or otherwise transfer or dispose of any or all of MLBFS' rights and interests under the Loan Documents. MLBFS also reserves the right at any time to pool the WCMA Loan with one or more other loans originated by MLBFS or any other Person, and to securitize or offer interests in such pool on whatever terms and conditions MLBFS shall determine. Customer consents to MLBFS releasing financial and other information regarding Credit Parties, the Collateral and the WCMA Loan in connection with any such sale, pooling, securitization or other offering. Customer shall not assign any of its rights or delegate any of its obligations under this Loan Agreement or any of the Loan Documents without the prior written consent of MLBFS. Unless otherwise expressly agreed to in a writing signed by MLBFS, no such consent shall in any event relieve Customer of any of its obligations under this Loan Agreement or the Loan Documents.

(h) INTERPRETATION; CONSTRUCTION. (i) Captions and section and paragraph headings in this Loan Agreement are inserted only as a matter of convenience, and shall not affect the interpretation hereof; (ii) no provision of this Loan
Agreement shall be construed against a particular Person or in favor of another Person merely because of which Person (or its representative) drafted or supplied the wording for such provision; and (iii) where the context requires:
(a) use of the singular or plural incorporates the other, and (b) pronouns and modifiers in the masculine, feminine or neuter gender shall be deemed to refer to or include the other genders.

(i) GOVERNING LAW. This Loan Agreement, and, unless otherwise expressly provided therein, each of the Loan
Documents, shall be governed in all respects by the laws of the State of Illinois, not including its conflict of law provisions.

(j) SEVERABILITY OF PROVISIONS. Whenever possible, each provision of this Loan Agreement and the other Loan
Documents shall be interpreted in such manner as to be effective and valid under applicable law. Any provision of this Loan Agreement or any of the Loan Documents which is prohibited or

-



unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Loan Agreement and the Loan Documents or affecting the validity or enforceability of such provision in any other jurisdiction.

(k) TERM. This Loan Agreement shall become effective on the date accepted by IVILBFS at its office in Chicago, Illinois, and, subject to the terms hereof, shall continue in effect so long thereafter as the WCIVIA Line of Credit shall be in effect or there shall be any Obligations outstanding. Customer hereby waives notice of acceptance of this Loan Agreement by IVILBFS.

(l) EXHIBITS. The exhibits to this Loan Agreement are hereby incorporated and made a part hereof and are an integral part of this LOAN AGREEMENT

(M) COUNTERPARTS. This Loan Agreement may be executed in one or more counterparts which, when taken together, constitute one and the same agreement.

(n) JURISDICTION; WAIVER. CUSTOMER ACKNOWLEDGES THAT THIS LOAN AGREEMENT IS BEING ACCEPTED BY MLBFS
IN PARTIAL CONSIDERATION OF MLBFS' RIGHT AND OPTION, IN ITS SOLE DISCRETION, TO ENFORCE THIS LOAN AGREEMENT
AND ALL OF THE LOAN DOCUMENTS IN EITHER THE STATE OF ILLINOIS OR IN ANY OTHER JURISDICTION WHERE CUSTOMER OR
ANY COLLATERAL MAY BE LOCATED. CUSTOMER IRREVOCABLY SUBMITS ITSELF TO JURISDICTION IN THE STATE OF ILLINOIS AND
VENUE IN ANY STATE OR FEDERAL COURT IN THE COUNTY OF COOK FOR SUCH PURPOSES, AND CUSTOMER WAIVES ANY AND
ALL RIGHTS TO CONTEST SAID JURISDICTION AND VENUE AND THE CONVENIENCE OF ANY SUCH FORUM, AND ANY AND ALL RIGHTS
TO REMOVE SUCH ACTION FROM STATE TO FEDERAL COURT. CUSTOMER FURTHER WAIVES ANY RIGHTS TO COMMENCE ANY
ACTION AGAINST MLBFS IN ANY JURISDICTION EXCEPT IN THE COUNTY OF COOK AND STATE OF ILLINOIS. CUSTOMER
AGREES THAT ALL SUCH SERVICE OF PROCESS SHALL BE MADE BY MAIL OR MESSENGER DIRECTED TO IT IN THE SAME MANNER
AS PROVIDED FOR NOTICES TO CUSTOMER IN THIS LOAN AGREEMENT AND THAT SERVICE SO MADE SHALL BE DEEMED TO BE
COMPLETED UPON THE EARLIER OF ACTUAL RECEIPT OR THREE (3) DAYS AFTER THE SAME SHALL HAVE BEEN POSTED TO
CUSTOMER OR CUSTOMER'S AGENT, NOTHING CONTAINED HEREIN SHALL AFFECT THE RIGHT OF MLBFS TO SERVE LEGAL
PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF MILBFS TO BRING ANY ACTION OR
PROCEEDING AGAINST CUSTOMER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION. CUSTOMER WAIVES, TO THE
EXTENT PERMITTED BY LAW, ANY BOND OR SURETY OR SECURITY UPON SUCH BOND WHICH MIGHT, BUT FOR THIS WAIVER,
BE REQUIRED OF MLBFS. CUSTOMER FURTHER WAIVES THE RIGHT TO BRING ANY NON-COMPULSORY COUNTERCLAIMS.

(o) JURY WAIVER. MLBFS AND CUSTOMER HEREBY EACH EXPRESSLY WAIVE ANY AND ALL RIGHTS TO A TRIAL BY JURY IN
ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES AGAINST THE OTHER PARTY WITH RESPECT
TO ANY MATTER RELATING TO, ARISING OUT OF OR IN ANY WAY CONNECTED WITH THE WCMA LINE OF CREDIT, THE
OBLIGATIONS, THIS LOAN AGREEMENT, ANY OF THE LOAN DOCUMENTS AND/OR ANY OF THE TRANSACTIONS WHICH ARE THE
SUBJECT MATTER OF THIS LOAN AGREEMENT.

(p) INTEGRATION. THIS LOAN AGREEMENT, TOGETHER WITH THE OTHER LOAN DOCUMENTS, CONSTITUTES THE ENTIRE
UNDERSTANDING AND REPRESENTS THE FULL AND FINAL AGREEMENT BETWEEN THE PARTIES WITH RESPECT TO THE SUBJECT
MATTER HEREOF, AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR WRITTEN AGREEMENTS OR PRIOR,
CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS OF
THE PARTIES. WITHOUT LIMITING THE FOREGOING, CUSTOMER ACKNOWLEDGES THAT: (1) NO PROMISE OR COMMITMENT HAS
BEEN MADE TO IT BY MLBFS, MLPF&S OR ANY OF THEIR RESPECTIVE EMPLOYEES, AGENTS OR REPRESENTATIVES TO
EXTEND THE AVAILABILITY OF THE WCMA LINE OF CREDIT OR THE MATURITY DATE, OR TO INCREASE THE MAXIMUM
WCMA LINE OF CREDIT, OR TO MAKE ANY WCMA LOAN ON ANY TERMS OTHER THAN AS EXPRESSLY SET FORTH HEREIN
OR TO OTHERWISE EXTEND ANY OTHER CREDIT TO CUSTOMER OR ANY OTHER PARTY; (II) NO PURPORTED EXTENSION OF THE
MATURITY DATE, INCREASE IN THE MAXIMUM WCMA LINE OF CREDIT OR OTHER EXTENSION OR AGREEMENT TO EXTEND
CREDIT SHALL BE VALID OR BINDING UNLESS EXPRESSLY SET FORTH IN A WRITTEN INSTRUMENT SIGNED BY MLBFS; AND (III)
THIS LOAN AGREEMENT SUPERSEDES AND REPLACES ANY AND ALL PROPOSALS, LETTERS OF INTENT AND APPROVAL AND
COMMITMENT LETTERS FROM MLBFS TO CUSTOMER, NONE OF WHICH SHALL BE CONSIDERED A LOAN DOCUMENT. NO
AMENDMENT OR MODIFICATION OF ANY OF THE LOAN DOCUMENTS TO WHICH CUSTOMER IS A PARTY SHALL BE EFFECTIVE
UNLESS IN A WRITING SIGNED BY BOTH MLBFS AND CUSTOMER.

(q) SURVIVAL. All representations, warranties, agreements and covenants contained in the Loan Documents shall survive the signing and delivery of the Loan Documents, and all of the waivers made and indemnification obligations undertaken by Customer shall survive the termination, discharge or cancellation of the Loan Documents.

(r) CUSTOMER'S ACKNOWLEDGMENTS. The Customer acknowledges that the Customer:
(i) has had ample opportunity
to consult with counsel and such other parties as deemed advisable prior to signing and delivering this Loan
Agreement and the other Loan Documents; (ii) understands the provisions of this Loan Agreement and the other
Loan Documents, including all waivers contained therein; and (iii) signs and delivers this Loan Agreement and the other Loan Documents freely and voluntarily, without duress or coercion.

This Loan Agreement and the other Loan Documents are executed under seal and are intended to take effect as sealed instruments.

IN WITNESS WHEREOF, this Loan Agreement has been executed as of the day and year first above written.


ORBIT INTERNATIONAL CORP.

By:_________________________________________________________________________
         Signature (1)      Signature (2)


____________________________________________________________________________
          Printed Name      Printed Name


____________________________________________________________________________
          Title             Title


Accepted at Chicago, Illinois:
MERRILL LYNCH BUSINESS FINANCIAL
SERVICES INC.


By:___________________________________________________________


                                 EXHIBIT A

ATTACHED TO AND HEREBY MADE A PART OF WCMA LOAN AND SECURITY AGREEMENT NO. 885-07587 BETWEEN MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. AND ORBIT INTERNATIONAL CORP.



Additional Locations of Tangible Collateral:

MERRILL LYNCH                                   SECRETARY'S CERTIFICATE

THE UNDERSIGNED HEREBY CERTIFIES TO MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. that the undersigned is the duly appointed and acting
Secretary (or Assistant Secretary) of ORBIT INTERNATIONAL CORP., a corporation duly organized, validly existing and in good standing under the laws of
the State of Delaware; and that the following is a true, accurate and compared transcript of resolutions duly,
validly and lawfully adopted on the ______                       day
of_____________________                                          , 2003 by the
Board of Directors of said Corporation acting in accordance with the laws of the state of incorporation and the charter and by-laws of said Corporation:

"RESOLVED, that this Corporation is authorized and empowered, now and from time to time hereafter, to borrow and/or obtain credit from, and/or enter into other financial arrangements with, MERRILL LYNCH BUSINESS
FINANCIAL SERVICES INC. ("MLBFS"), and in connection therewith to grant to MLBFS liens and security interests on any or all property belonging to this Corporation; all such transactions to be on such terms and conditions as may be mutually agreed from time to time between this Corporation and MLBFS; and

"FURTHER RESOLVED, that the President, any Vice President, Treasurer, Secretary or other officer of this Corporation, or any one or more of them, be and each of them hereby is authorized and empowered to: (a) execute and deliver to MLBFS on behalf of this Corporation any and all loan agreements, promissory notes, security agreements, pledge agreements, financing statements, mortgages, deeds of trust, leases and/or all other agreements, instruments and documents required by MLBFS in connection therewith, and any present or future extensions, amendments, supplements, modifications and restatements thereof, all in such form as any such officer shall approve, as conclusively evidenced by his or her signature thereon, and (b) do and perform all such acts and things deemed by any such officer to be necessary or advisable to carry out and perform the undertakings and agreements of this
Corporation in connection therewith; and any and all prior acts of each of said officers in these premises are hereby ratified and confirmed in all respects; and

"FURTHER RESOLVED, that MLBFS is authorized to rely upon the foregoing resolutions until it receives written notice of any change or revocation from an authorized officer of this Corporation, which change or revocation shall not in any event affect the obligations of this Corporation with respect to any transaction conditionally agreed or committed to by MLBFS or having its inception prior to the receipt of such notice by MLBFS."

THE UNDERSIGNED FURTHER CERTIFIES that: (a) the foregoing resolutions have not been rescinded, modified or repealed in any manner, are not in conflict with any agreement of said Corporation and are in full force and effect as of the date of this Certificate, and (b) the following individuals are now the duly elected and acting officers of said
Corporation and THE SIGNATURES SET FORTH BELOW ARE THE TRUE SIGNATURES OF SOLD
OFFICERS:

     President:__________________________________________________________


     Vice President:______________________________________________________


     Treasurer:__________________________________________________________


     Secretary:__________________________________________________________


     ____________: _____________________________________________________
     Additional Title

IN WITNESS WHEREOF, the undersigned has executed this Certificate and has affixed the seal of said
Corporation hereto, pursuant to due authorization, all as of this ____ day of _____________, 2003.

(Corporate Seal)

                    ______________________________________________________
                                 Secretary


               Printed Name:____________________________________________________



MERRILL LYNCH                                UNCONDITIONAL GUARANTY

FOR VALUE RECEIVED, and in order to induce MERRILL LYNCH BUSINESS FINANCIAL SERVICES
INC. ("MLBFS") to advance moneys or extend or continue to extend credit or lease property to or for the benefit of, or modify its credit relationship with, or enter into any other financial accommodations with ORBIT
INTERNATIONAL CORP., a corporation organized and existing under the laws of the State of Delaware (with any successor in interest, including, without limitation, any successor by merger or by operation of law, herein collectively referred to as "Customer") under: (a) that certain WCMA LOAN AND SECURITY AGREEMENT
NO. 885-07587 between MLBFS and Customer (the "Loan Agreement), (b) any "Loan Documents", as that term is defined in the Loan Agreement, and (c) all present and future amendments, restatements, supplements and other evidences of any extensions, increases, renewals, modifications and other changes of or to the Loan Agreement or any Loan Documents (collectively, the "Guaranteed Documents"), and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, THE UNDERSIGNED, BEHLMAN ELECTRONICS,
INC., a corporation organized and existing under the laws of the State of Delaware ("Guarantor"), HEREBY
UNCONDITIONALLY GUARANTEES TO MLBFS: (i) the prompt and full payment when due, by acceleration or otherwise, of all sums now or any time hereafter due from Customer to MLBFS under the Guaranteed Documents, (ii) the prompt, full and faithful performance and discharge by Customer of each and every other covenant and warranty of Customer set forth in the Guaranteed Documents, and (iii) the prompt and full payment and performance of all other indebtedness, liabilities and obligations of Customer to MLBFS, howsoever created or evidenced, and whether now existing or hereafter arising (collectively, the "Obligations"). Guarantor further agrees to pay all reasonable costs and expenses (including, but not limited to, court costs and reasonable attorneys' fees) paid or incurred by MLBFS in endeavoring to collect or enforce performance of any of the Obligations, or in enforcing this Guaranty. Guarantor acknowledges that MLBFS is relying on the execution and delivery of this Guaranty in advancing moneys to or extending or continuing to extend credit to or for the benefit of Customer.

This Guaranty is absolute, unconditional and continuing and shall remain in effect until all of the Obligations shall have been fully and indefeasibly paid, performed and discharged. Upon the occurrence and during the continuance of any default or Event of Default under any of the Guaranteed Documents, any or all of the indebtedness hereby guaranteed then existing shall, at the option of MILKS, become immediately due and payable from Guarantor (it being understood, however, that upon the occurrence of any "Bankruptcy Event", as defined in the Loan Agreement, all such indebtedness shall automatically become due and payable without action on the part of MLBFS).
Notwithstanding the occurrence of any such event, this Guaranty shall continue and remain in full force and effect.
To the extent MLBFS receives payment with respect to the Obligations, and all or any part of such payment is subsequently invalidated, declared to be fraudulent or preferential, set aside, required to be repaid by MLBFS or is repaid by MLBFS pursuant to a settlement agreement, to a trustee, receiver or any other person or entity, whether under any Bankruptcy law or otherwise (a "Returned Payment"), this Guaranty shall continue to be effective or shall be reinstated, as the case may be, to the extent of such payment or repayment by MLBFS, and the indebtedness or part thereof intended to be satisfied by such Returned Payment shall be revived and continued in full force and effect as if said Returned Payment had not been made.

The liability of Guarantor hereunder shall in no event be affected or impaired by any of the following, any of which may be done or omitted by MLBFS from time to time, without notice to or the consent of Guarantor: (a) any renewals, amendments, restatements, modifications or supplements of or to any of the Guaranteed Documents, or any extensions, forbearances, compromises or releases of any of the Obligations or any of MLBFS' rights under any of the Guaranteed Documents; (b) any acceptance by MLBFS of any collateral or security for, or other guarantees of, any of the Obligations; (c) any failure, neglect or omission on the part of MLBFS to realize upon or protect any of the Obligations, or any collateral or security therefor, or to exercise any lien upon or right of appropriation of any moneys, credits or property of Customer or any other guarantor, possessed by or under the control of MLBFS or any of its affiliates, toward the liquidation or reduction of the Obligations;
(d) any invalidity, irregularity or
unenforceability of all or any part of the Obligations, of any collateral security for the Obligations, or the Guaranteed
Documents; (e) any application of payments or credits by MLBFS; (f) the granting of credit from time to time by MLBFS to Customer in excess of the amount set forth in the Guaranteed Documents; or (g) any other act of commission or omission of any kind or at any time upon the part of MLBFS or any of its affiliates or any of their respective employees or agents with respect to any matter whatsoever. MLBFS shall not be required at any time, as a condition of Guarantor's obligations hereunder, to resort to payment from Customer or other persons or entities whatsoever, or any of their properties or estates, or resort to any collateral or pursue or exhaust any other rights or remedies whatsoever.

No release or discharge in whole or in part of any other guarantor of the Obligations shall release or discharge
Guarantor unless and until all of the Obligations shall have been indefeasibly fully paid and discharged. Guarantor expressly waives presentment, protest, demand, notice of dishonor or default, notice of acceptance of this Guaranty, notice of advancement of funds under the Guaranteed Documents and all other notices and formalities to which
Customer or Guarantor might be entitled, by statute or otherwise, and, so long as there are any Obligations or MLBFS is committed to extend credit to Customer, waives any right to revoke or terminate this Guaranty without the express written consent of MLBFS.

So long as there are any Obligations, Guarantor shall not have any claim, remedy or right of subrogation, reimbursement, exoneration, contribution, indemnification, or participation in any claim, right, or remedy of MLBFS against Customer or any security which MLBFS now has or hereafter acquires, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law, or otherwise.

MLBFS is hereby irrevocably authorized by Guarantor at any time during the continuance of an Event of Default under the Loan Agreement or any other of the Guaranteed Documents or in respect of any of the Obligations, in its sole discretion and without demand or notice of any kind, to appropriate, hold, set off and apply toward the payment of any amount due hereunder, in such order of application as MLBFS may elect, all cash, credits, deposits, accounts, financial assets, investment property, securities and any other property of Guarantor which is in transit to or in the possession, custody or control of MLBFS or Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MILPF&S"), or any of their respective agents, bailees or affiliates. Guarantor hereby collaterally assigns and grants to MLBFS a continuing security interest in all such property as additional security for the Obligations. Upon the occurrence and during the continuance of an Event of Default, MLBFS shall have all rights in such property available to collateral assignees and secured parties under all applicable laws, including, without limitation, the Uniform Commercial Code.





















Guarantor agrees to furnish to MLBFS such financial information concerning Guarantor as may be required by any of the Guaranteed Documents or as MLBFS may otherwise from time to time reasonably request. Guarantor further hereby irrevocably authorizes MLBFS and each of its affiliates, including without limitation MLPF&S, to at any time
(whether or not an Event of Default shall have occurred) obtain from and disclose to each other any and all financial and other information about Guarantor.

No delay on the part of MLBFS in the exercise of any right or remedy under any of the Guaranteed Documents, this
Guaranty or any other agreement shall operate as a waiver thereof, and, without limiting the foregoing, no delay in the enforcement of any security interest, and no single or partial exercise by MLBFS of any right or remedy shall preclude any other or further exercise thereof or the exercise of any other right or remedy. This Guaranty may be executed in any number of counterparts, each of which counterparts, once they are executed and delivered, shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same
Guaranty. This Guaranty shall be binding upon Guarantor and its successors and assigns, and shall inure to the benefit of MLBFS and its successors and assigns. If there are more than one guarantor of the Obligations, all of the obligations and agreements of Guarantor are joint and several with such other guarantors.

This Guaranty shall be governed by the laws of the State of Illinois. WITHOUT LIMITING THE RIGHT OF
MLBFS TO ENFORCE THIS GUARANTY IN ANY JURISDICTION AND VENUE PERMITTED BY APPLICABLE LAW: (I) GUARANTOR AGREES THAT THIS GUARANTY MAY AT THE OPTION OF MLBFS BE ENFORCED BY MLBFS IN EITHER THE STATE OF ILLINOIS OR IN ANY OTHER JURISDICTION WHERE GUARANTOR, CUSTOMER OR ANY COLLATERAL FOR THE
OBLIGATIONS OF CUSTOMER MAY BE LOCATED, (II) GUARANTOR IRREVOCABLY SUBMITS ITSELF TO JURISDICTION IN THE STATE OF ILLINOIS AND VENUE IN ANY STATE OR FEDERAL
COURT IN THE COUNTY OF COOK FOR SUCH PURPOSES, AND (III) GUARANTOR WAIVES ANY AND ALL RIGHTS TO CONTEST SAID JURISDICTION AND VENUE AND THE CONVENIENCE OF ANY SUCH FORUM AND ANY AND ALL RIGHTS TO REMOVE SUCH ACTION FROM STATE TO FEDERAL COURT. GUARANTOR FURTHER WAIVES ANY RIGHTS TO COMMENCE ANY ACTION AGAINST MLBFS IN ANY JURISDICTION EXCEPT IN THE COUNTY OF COOK AND STATE OF ILLINOIS. MLBFS AND GUARANTOR HEREBY EACH EXPRESSLY WAIVE ANY AND ALL RIGHTS TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY
EITHER OF THE PARTIES AGAINST THE OTHER PARTY WITH RESPECT TO ANY MATTER RELATING TO, ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS GUARANTY AND/OR ANY OF THE TRANSACTIONS WHICH ARE THE SUBJECT MATTER OF THIS GUARANTY. GUARANTOR FURTHER WAIVES THE RIGHT TO BRING ANY NON-COMPULSORY
COUNTERCLAIMS. Wherever possible each provision of this Guaranty shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Guaranty. No modification or waiver of any of the provisions of this Guaranty shall be effective unless in writing and signed by both Guarantor and an officer of MLBFS. Each signatory on behalf of Guarantor warrants that he or she has authority to sign on behalf of Guarantor, and by so signing, to bind Guarantor hereunder.

Dated as of January 28, 2003.

BEHLMAN ELECTRONICS, INC.


By:________________________________________________________
     SIGNATURE (1)                                              SIGNATURE (2)


___________________________________________________________________
     Printed Name                              Printed Name


__________________________________________________________________
     Title                                                 Title


Address of Guarantor:
            80 Cabot Court
            Hauppauge, NY 11788





MERRILL LYNCH                                   SECRETARY'S CERTIFICATE

                         (Guaranty by Corporation)

THE UNDERSIGNED HEREBY CERTIFIES TO MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. that the undersigned is the duly appointed and acting Secretary (or Assistant Secretary) of BEHLMAN ELECTRONICS,
INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware;
and that the following is a true, accurate and compared transcript of resolutions duly, validly and lawfully adopted on the _____day of _______ , 2003 by the Board of Directors of said Corporation acting in accordance with the laws of the state of incorporation and the charter and by-laws of said Corporation:

"RESOLVED, that it is advisable and in the best interests and to the benefit of this Corporation to guaranty the obligations of ORBIT INTERNATIONAL CORP. ("Customer") to MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. ("MLBFS"); and

"FURTHER RESOLVED, that the President, any Vice President, Treasurer, Secretary or other officer of this Corporation, or any one or more of them, be and each of then hereby is authorized and empowered for and on behalf of this Corporation to: (a) execute and deliver to MLBFS: (i) an Unconditional Guaranty of the obligations of
Customer, (ii) any other agreements, instruments and documents required by MLBFS in connection therewith, including, without limitation, any agreements, instruments and documents evidencing liens or security interests on any of the property of this Corporation as collateral for said Unconditional Guaranty and/or the obligations of
Customer to MLBFS, and (ii!) any present or future amendments to any of the foregoing; all in such form as such officer shall approve, as evidenced by his signature thereon; and (b) to do and perform all such acts and things deemed by any such officer to be necessary or advisable to carry out and perform the undertakings and agreements of this Corporation set forth therein; and all prior acts of each of said officers in these premises are hereby ratified and confirmed; and

"FURTHER RESOLVED, that MLBFS is authorized to rely upon the foregoing resolutions until it receives written notice of any change or revocation from an authorized officer of this Corporation, which change or revocation shall not in any event affect the obligations of this Corporation with respect to any transaction conditionally agreed or committed to by MLBFS or having its inception prior to the receipt of such notice by MLBFS."

THE UNDERSIGNED FURTHER CERTIFIES that: (a) the foregoing resolutions have not been rescinded, modified or repealed in any manner, are not in conflict with any agreement of said Corporation and are in full force and effect as of the date of this Certificate, and (b) the following individuals are now the duly elected and acting officers of said
Corporation and THE SIGNATURES SET FORTH BELOW ARE THE TRUE SIGNATURES OF SAID
OFFICERS:


President:__________________________________________________________


     Vice President:______________________________________________________


     Treasurer:__________________________________________________________


     Secretary:__________________________________________________________


     ____________: _____________________________________________________
     Additional Title

IN WITNESS WHEREOF, the undersigned has executed this Certificate and has affixed the seal of said
Corporation hereto, pursuant to due authorization, all as of this ____ day of _____________, 2003.

(Corporate Seal)

                    ______________________________________________________
                                 Secretary


               Printed Name:____________________________________________________



MERRILL LYNCH                                   UNCONDITIONAL GUARANTY

FOR VALUE RECEIVED, and in order to induce MERRILL LYNCH BUSINESS FINANCIAL SERVICES
INC. MLBFS to advance moneys or extend or continue to extend credit or lease property to or for the benefit of, or modify its credit relationship with, or enter into any other financial accommodations with ORBIT
INTERNATIONAL CORP., a corporation organized and existing under the laws of the State of Delaware (with any successor in interest, including, without limitation, any successor by merger or by operation of law, herein collectively referred to as "Customer") under: (a) that certain WCMA LOAN AND SECURITY AGREEMENT
NO. 885-07587 between MLBFS and Customer (the "Loan Agreement"), (b) any "Loan Documents", as that term is defined in the Loan Agreement, and (c) all present and future amendments, restatements, supplements and other evidences of any extensions, increases, renewals, modifications and other changes of or to the Loan Agreement or any Loan Documents (collectively, the "Guaranteed Documents"), and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, THE UNDERSIGNED, ORBIT INSTRUMENT OF
CALIFORNIA, INC., a corporation organized and existing under the laws of the State of California ("Guarantor'),
HEREBY UNCONDITIONALLY GUARANTEES TO MLBFS (i) the prompt and full payment when due, by acceleration or otherwise, of all sums now or any time hereafter due from Customer to MLBFS under the Guaranteed Documents,
(ii) the prompt, full and faithful performance and discharge by Customer of each and every other covenant and warranty of Customer set forth in the Guaranteed Documents, and (!ii) the prompt and full payment and performance of all other indebtedness, liabilities and obligations of Customer to MLBFS howsoever created or evidenced, and whether now existing or hereafter arising (collectively, the "Obligations"). Guarantor further agrees to pay all reasonable costs and expenses (including, but not limited to, court costs and reasonable attorneys' fees) paid or incurred by MLBFS in endeavoring to collect or enforce performance of any of the Obligations, or in enforcing this Guaranty. Guarantor acknowledges that MLBFS is relying on the execution and delivery of this Guaranty in advancing moneys to or extending or continuing to extend credit to or for the benefit of Customer.

This Guaranty is absolute, unconditional and continuing and shall remain in effect until all of the Obligations shall have been fully and indefeasibly paid, performed and discharged. Upon the occurrence and during the continuance of any default or Event of Default under any of the Guaranteed Documents, any or all of the indebtedness hereby guaranteed then existing shall, at the option of MLBFS become immediately due and payable from Guarantor (it being understood, however, that upon the occurrence of any "Bankruptcy Event", as defined in the Loan Agreement, all such indebtedness shall automatically become due and payable without action on the part of MLBFS
Notwithstanding the occurrence of any such event, this Guaranty shall continue and remain in full force and effect.
To the extent MLBFS receives payment with respect to the Obligations, and all or any part of such payment is subsequently invalidated, declared to be fraudulent or preferential, set aside, required to be repaid by MLBFS or is repaid by MLBFS pursuant to a settlement agreement, to a trustee, receiver or any other person or entity, whether under any Bankruptcy law or otherwise (a "Returned Payment"), this Guaranty shall continue to be effective or shall be reinstated, as the case may be, to the extent of such payment or repayment by MLBFS and the indebtedness or part thereof intended to be satisfied by such Returned Payment shall be revived and continued in full force and effect as if said Returned Payment had not been made.

The liability of Guarantor hereunder shall in no event be affected or impaired by any of the following, any of which may be done or omitted by MLBFS from time to time, without notice to or the consent of Guarantor: (a) any renewals, amendments, restatements, modifications or supplements of or to any of the Guaranteed Documents, or any extensions, forbearances, compromises or releases of any of the Obligations or any of MLBFS rights under any of the Guaranteed Documents; (b) any acceptance by MLBFS of any collateral or security for, or other guarantees of, any of the Obligations; (c) any failure, neglect or omission on the pad of MLBFS to realize upon or protect any of the Obligations, or any collateral or security therefor, or to exercise any lien upon or right of appropriation of any moneys, credits or property of Customer or any other guarantor, possessed by or under the control of MLBFS or any of its affiliates, toward the liquidation or reduction of the Obligations;
(d) any invalidity, irregularity or
unenforceability of all or any part of the Obligations, of any collateral security for the Obligations, or the Guaranteed
Documents; (e) any application of payments or credits by MLBFS; (f) the granting of credit from time to time by MLBFS to Customer in excess of the amount set forth in the Guaranteed Documents; or (g) any other act of commission or omission of any kind or at any time upon the pad of MLBFS or any of its affiliates or any of their respective employees or agents with respect to any matter whatsoever. MLBFS shall not be required at any time, as a condition of Guarantor's obligations hereunder, to resort to payment from Customer or other persons or entities whatsoever, or any of their properties or estates, or resort to any collateral or pursue or exhaust any other rights or remedies whatsoever.

No release or discharge in whole or in part of any other guarantor of the Obligations shall release or discharge
Guarantor unless and until all of the Obligations shall have been indefeasibly fully paid and discharged. Guarantor expressly waives presentment, protest, demand, notice of dishonor or default, notice of acceptance of this Guaranty, notice of advancement of funds under the Guaranteed Documents and all other notices and formalities to which
Customer or Guarantor might be entitled, by statute or otherwise, and, so long as there are any Obligations or MLBFS is committed to extend credit to Customer, waives any right to revoke or terminate this Guaranty without the express written consent of MLBFS

So long as there are any Obligations, Guarantor shall not have any claim, remedy or right of subrogation, reimbursement, exoneration, contribution, indemnification, or participation in any claim, right, or remedy of MLBFS against Customer or any security which MLBFS now has or hereafter acquires, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law, or otherwise.

MLBFS is hereby irrevocably authorized by Guarantor at any time during the continuance of an Event of Default under the Loan Agreement or any other of the Guaranteed Documents or in respect of any of the Obligations, in its sole discretion and without demand or notice of any kind, to appropriate, hold, set off and apply toward the payment of any amount due hereunder, in such order of application as MLBFS may elect, all cash, credits, deposits, accounts, financial assets, investment property, securities and any other property of Guarantor which is in transit to or in the possession, custody or control of MLBFS or Merrill Lynch, Pierce, Fenner & Smith incorporated ("MLPF&S"), or any of their respective agents, bailees or affiliates. Guarantor hereby collaterally assigns and grants to MLBFS a continuing security interest in all such property as additional security for the Obligations. Upon the occurrence and during the continuance of an Event of Default, MLBFS shall have all rights in such property available to collateral assignees and secured parties under all applicable laws, including, without limitation, the Uniform Commercial Code.





Guarantor agrees to furnish to MLBFS such financial information concerning Guarantor as may be required by any of the Guaranteed Documents or as MLBFS may otherwise from time to time reasonably request. Guarantor further hereby irrevocably authorizes MLBFS and each of its affiliates, including without limitation MLPFS, to at any time
(whether or not an Event of Default shall have occurred) obtain from and disclose to each other any and all financial and other information about Guarantor.

No delay on the part of MLBFS in the exercise of any right or remedy under any of the Guaranteed Documents, this
Guaranty or any other agreement shall operate as a waiver thereof, and, without limiting the foregoing, no delay in the enforcement of any security interest, and no single or partial exercise by MLBFS of any right or remedy shall preclude any other or further exercise thereof or the exercise of any other right or remedy. This Guaranty may be executed in any number of counterparts, each of which counterparts, once they are executed and delivered, shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same
Guaranty. This Guaranty shall be binding upon Guarantor and its successors and assigns, and shall inure to the benefit of MLBFS and its successors and assigns. If there are more than one guarantor of the Obligations, all of the obligations and agreements of Guarantor are joint and several with such other guarantors.

This Guaranty shall be governed by the laws of the State of Illinois. WITHOUT LIMITING THE RIGHT OF
MLBFS TO ENFORCE THIS GUARANTY IN ANY JURISDICTION AND VENUE PERMITTED BY APPLICABLE LAW: (I) GUARANTOR AGREES THAT THIS GUARANTY MAY AT THE OPTION OF MLBFS BE ENFORCED BY MLBFS IN EITHER THE STATE OF ILLINOIS OR IN ANY OTHER JURISDICTION WHERE GUARANTOR, CUSTOMER OR ANY COLLATERAL FOR THE
OBLIGATIONS OF CUSTOMER MAY BE LOCATED, (II) GUARANTOR IRREVOCABLY SUBMITS ITSELF TO JURISDICTION IN THE STATE OF ILLINOIS AND VENUE IN ANY STATE OR FEDERAL
COURT IN THE COUNTY OF COOK FOR SUCH PURPOSES, AND (III) GUARANTOR WAIVES ANY AND ALL RIGHTS TO CONTEST SAID JURISDICTION AND VENUE AND THE CONVENIENCE OF ANY SUCH FORUM AND ANY AND ALL RIGHTS TO REMOVE SUCH ACTION FROM STATE TO FEDERAL COURT. GUARANTOR FURTHER WAIVES ANY RIGHTS TO COMMENCE ANY ACTION AGAINST MLBFS IN ANY JURISDICTION EXCEPT IN THE COUNTY OF COOK AND STATE OF ILLINOIS. MLBFS AND GUARANTOR HEREBY EACH EXPRESSLY WAIVE ANY AND ALL RIGHTS TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY
EITHER OF THE PARTIES AGAINST THE OTHER PARTY WITH RESPECT TO ANY MATTER RELATING TO, ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS GUARANTY AND/OR ANY OF THE TRANSACTIONS WHICH ARE THE SUBJECT MATTER OF THIS GUARANTY. GUARANTOR FURTHER WAIVES THE RIGHT TO BRING ANY NON-COMPULSORY
COUNTERCLAIMS. Wherever possible each provision of this Guaranty shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Guaranty, No modification or waiver of any of the provisions of this Guaranty shall be effective unless in writing and signed by both Guarantor and an officer of MLBFS. Each signatory on behalf of Guarantor warrants that he or she has authority to sign on behalf of Guarantor, and by so signing, to bind Guarantor hereunder.

Dated as of January 28, 2003.

ORBIT INSTRUMENT OF CALIFORNIA, INC.

By:________________________________________________________
     SIGNATURE (1)                                              SIGNATURE (2)


___________________________________________________________________
     Printed Name                              Printed Name


__________________________________________________________________
     Title                                                 Title


Address of Guarantor:
            80 Cabot Court
            Hauppauge, NY 11788


MERRILL LYNCH                                   SECRETARY'S CERTIFICATE

                         (Guaranty by Corporation)

THE UNDERSIGNED HEREBY CERTIFIES TO MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. that the undersigned is the duly appointed and acting Secretary (or Assistant Secretary) of ORBIT INSTRUMENT OF
CALIFORNIA, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of California and that the following is a true, accurate and compared transcript of resolutions duly, validly and lawfully adopted on the ______day of _________ , 2003 by the Board of Directors of said Corporation acting in accordance with the laws of the state of incorporation and the charter and by-laws of said Corporation:

"RESOLVED, that it is advisable and in the best interests and to the benefit of this Corporation to guaranty the obligations of ORBIT INTERNATIONAL CORP. ("Customer") to MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. ("MLBFS"); and

"FURTHER RESOLVED, that the President, any Vice President, Treasurer, Secretary or other officer of this Corporation, or any one or more of them, be and each of them hereby is authorized and empowered for and on behalf of this Corporation to: (a) execute and deliver to MLBFS: (i) an Unconditional Guaranty of the obligations of
Customer, (ii) any other agreements, instruments and documents required by MLBFS in connection therewith, including, without limitation, any agreements, instruments and documents evidencing liens or security interests on any of the property of this Corporation as collateral for said Unconditional Guaranty and/or the obligations of
Customer to MLBFS, and (iii) any present or future amendments to any of the foregoing; all in such form as such officer shall approve, as evidenced by his signature thereon; and (b) to do and perform all such acts and things deemed by any such officer to be necessary or advisable to carry out and perform the undertakings and agreements of this Corporation set forth therein; and all prior acts of each of said officers in these premises are hereby ratified and confirmed; and

"FURTHER RESOLVED, that MLBFS is authorized to rely upon the foregoing resolutions until it receives written notice of any change or revocation from an authorized officer of this Corporation, which change or revocation shall not in any event affect the obligations of this Corporation with respect to any transaction conditionally agreed or committed to by MLBFS or having its inception prior to the receipt of such notice by MLBFS."

THE UNDERSIGNED FURTHER CERTIFIES that: (a) the foregoing resolutions have not been rescinded, modified or repealed in any manner, are not in conflict with any agreement of said Corporation and are in full force and effect as of the date of this Certificate, and (b) the following individuals are now the duly elected and acting officers of said
Corporation and THE SIGNATURES SET FORTH BELOW ARE THE TRUE SIGNATURES OF SAID
OFFICERS:


President:__________________________________________________________


     Vice President:______________________________________________________


     Treasurer:__________________________________________________________


     Secretary:__________________________________________________________


     ____________: _____________________________________________________
     Additional Title

IN WITNESS WHEREOF, the undersigned has executed this Certificate and has affixed the seal of said
Corporation hereto, pursuant to due authorization, all as of this ____ day of _____________, 2003.

(Corporate Seal)

                    ______________________________________________________
                                 Secretary


               Printed Name:____________________________________________________




MERRILL LYNCH                                      SECURITY AGREEMENT

SECURITY AGREEMENT ("Agreement") dated as of January 28, 2003, between ORBIT INSTRUMENT OF
CALIFORNIA, INC., a corporation organized and existing under the laws of the State of California having its principal office at 80 Cabot Court, Hauppauge, NY 11788 ("Grantor"), and MERRILL LYNCH BUSINESS
FINANCIAL SERVICES INC., a corporation organized and existing under the laws of the State of Delaware having its principal office at 222 North LaSalle Street, Chicago, IL 60601 ("MLBFS").

In order to induce MLBFS to extend or continue to extend credit to ORBIT INTERNATIONAL CORP.
("Customer") under the Loan Agreement (as defined below) or otherwise, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Grantor hereby agrees with MLBFS as follows:

1. DEFINITIONS

(a) SPECIFIC TERMS. In addition to terms defined elsewhere in this Agreement, when used herein the following terms shall have the following meanings:

(i) "Account Debtor" shall mean any party who is or may become obligated with respect to an Account or Chattel
Paper.

(ii) "Bankruptcy Event" shall mean any of the following: (A) a proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt or receivership law or statute shall be filed or consented to by Grantor or Customer; or (B) any such proceeding shall be filed against Grantor or Customer and shall not be dismissed or withdrawn within sixty (60) days after filing; or (C) Grantor or Customer shall make a general assignment for the benefit of creditors; or (D) Grantor or Customer shall generally fail to pay or admit in writing its inability to pay its debts as they become due; or (E) Grantor or Customer shall be adjudicated a bankrupt or insolvent.

(iii) "Business Day" shall mean any day other than a Saturday, Sunday, federal holiday or other day on which the New
York Stock Exchange is regularly closed.

(iv) "Collateral" shall mean all Accounts, Chattel Paper, Contract Rights, Inventory, Equipment, Fixtures, General
Intangibles, Deposit Accounts, Documents, Instruments, Financial Assets and Investment Property of Grantor, howsoever arising, whether now owned or existing or hereafter acquired or arising, and wherever located; together with all parts thereof (including spare parts), all accessories and accessions thereto, all books and records (including computer records) directly related thereto, all proceeds thereof (including, without limitation, proceeds in the form of Accounts and insurance proceeds), and the additional collateral described in Section 7 (b) hereof.

(v) "Default shall mean an "Event of Default", as defined in Section 6 hereof, or any event which with the giving of notice, passage of time, or both, would constitute such an Event of Default,

(vi) "Loan Agreement" shall mean that certain WCMA LOAN AND SECURITY AGREEMENT NO, 885-07587 between MLBFS and Customer, together with all agreements, instruments and documents executed pursuant thereto, as any or all of the same may from time to time be or have been amended, restated, extended or supplemented.

(vii) "Location of Tangible Collateral" shall mean the address of Grantor set forth at the beginning of this Agreement, together with any other address or addresses set forth on any exhibit hereto as being a Location of Tangible
Collateral.

(viii) "Obligations" shall mean all liabilities, indebtedness and other obligations of Customer or Grantor to MLBFS, howsoever created, arising or evidenced, whether now existing or hereafter arising, whether direct or indirect, absolute or contingent, due or to become due, primary or secondary or joint or several, and, without limiting the foregoing, shall include interest accruing after the filing of any petition in bankruptcy, and all present and future liabilities, indebtedness and obligations of Customer under the Loan Agreement and the agreements, instruments and documents executed pursuant thereto, and of Grantor under this Agreement.

(ix) "Permitted Liens" shall mean with respect to the Collateral: (A) liens for current taxes not delinquent, other non-consensual liens arising in the ordinary course of business for sums not due, and, if MLBFS' rights to and interest in the Collateral are not materially and adversely affected thereby, any such liens for taxes or other non-consensual liens arising in the ordinary course of business being contested in good faith by appropriate proceedings; (B) liens in favor of MLBFS;

(b) OTHER TERMS. Except as otherwise defined herein, all terms used in this Agreement which are defined in the Uniform Commercial Code of Illinois ("UCC") shall have the meanings set forth in the UCC.

2.COLLATERAL

(a) PLEDGE OF COLLATERAL. To secure payment and performance of the Obligations, Grantor hereby pledges, assigns, transfers and sets over to MLBFS, and grants to MLBFS a first lien and security interest in and upon all of the Collateral, subject only to Permitted Liens.

(b) LIENS. Except upon the prior written consent of MLBFS, Grantor shall not create or permit to exist any lien, encumbrance or security interest upon or with respect to any Collateral now owned or hereafter acquired other than Permitted Liens.

(c) PERFORMANCE OF OBLIGATIONS. Grantor shall perform all of its obligations owing on account of or with respect to the Collateral; it being understood that nothing herein, and no action or inaction by MLBSF, under this Agreement or otherwise, shall be deemed an assumption by MLBSF, of any of Grantor's said obligations.

(d) NOTICE OF CERTAIN EVENTS. Grantor shall give MLBSF, immediate notice of any attachment, lien, judicial process, encumbrance or claim affecting or involving $25,000.00 or more of the Collateral.

(e) INDEMNIFICATION Grantor shall indemnify, defend and save MLBSF, harmless from and against any and all claims, losses, costs, expenses (including, without limitation, reasonable attorneys' fees and expenses), demands, liabilities, penalties, fines and forfeitures of any nature whatsoever which may be asserted against or incurred by MLBSF, arising out of or in any manner occasioned by (i) the ownership, use, operation, condition or maintenance of any Collateral, or (ii) any failure by Grantor to perform any of its obligations hereunder; excluding, however, from said indemnity any such claims, losses, etc. arising out of the willful wrongful act or active gross negligence of MLBSF, This indemnity shall survive the expiration or termination of this Agreement as to all matters arising or accruing prior to such expiration or termination.

(f) INSURANCE. Grantor shall insure all of the tangible Collateral with an insurer or insurers reasonably acceptable to MLBSF, under a policy or policies of physical damage insurance reasonably acceptable to MLBSF, providing that
(i) losses will be payable to MLBSF, as its interests may appear pursuant to a Lender's Loss Payable endorsement, and (ii) MLBSF, will receive not less than 10 days prior written notice of any cancellation; and containing such other provisions as may be reasonably required by MLBSF, Grantor shall maintain such other insurance as may be required by law or otherwise reasonably required by MLBSF, Grantor shall furnish MLBSF, with a copy or certificate of each such policy or policies and, prior to any expiration or cancellation, each renewal or replacement thereof.

(g) EVENT OF LOSS. Grantor shall at its expense promptly repair all repairable damage to any tangible Collateral. In the event that any tangible Collateral is damaged beyond repair, lost, totally destroyed or confiscated (an "Event of Loss") and such Collateral had a value prior to such Event of Loss of $25,000.00 or more, then, on or before the first to occur of (i) 90 days after the occurrence of such Event of Loss, or
(ii) 10 Business Days after the date on
which either Grantor or MLBSF, shall receive any proceeds of insurance on account of such Event of Loss, or any underwriter of insurance on such tangible Collateral shall advise either Grantor or MLBSF, that it disclaims liability in respect of such Event of Loss, Grantor shall, at Grantor's option, either replace the Collateral subject to such Event of Loss with comparable Collateral free of all liens other than Permitted Liens (in which event Grantor shall be entitled to utilize the proceeds of insurance on account of such Event of Loss for such purpose, and may retain any excess proceeds of such insurance), or pay to MLBSF, on account of the Obligations an amount equal to the actual cash value of such Collateral as determined by either the applicable insurance company's payment (plus any applicable deductible) or, in absence of insurance company payment, as reasonably determined by MLBSF, Notwithstanding the foregoing, if at the time of occurrence of such Event of Loss or any time thereafter prior to replacement or payment, as aforesaid, an Event of Default shall have occurred and be continuing hereunder, then MLBSF, may at its sole option, exercisable at any time while such Event of Default shall be continuing, require Grantor to either replace such Collateral or make a payment on account of the Obligations, as aforesaid.

(h) SALES AND COLLECTIONS. So long as no Event of Default shall have occurred and be continuing, Grantor may in the ordinary course of its business: (i) sell any Inventory normally held by Grantor for sale, (ii) use or consume any materials and supplies normally held by Grantor for use or consumption, and
(iii) collect all of its Accounts. Grantor shall take such action with respect to protection of its Inventory and the other Collateral and the collection of its Accounts as MLBSF, may from time to time reasonably request.

(i) ACCOUNT SCHEDULES. Upon the request of MLBSF, made now or at any time or times hereafter, Grantor shall deliver to MLBSF, in addition to the other information required hereunder, a schedule identifying, for each Account
and all Chattel Paper subject to MLBSF, security interests hereunder, each Account Debtor by name and address and amount, invoice number and date of each invoice. Grantor shall furnish to MLBSF, such additional information with respect to the Collateral, and amounts received by Grantor as proceeds of any of the Collateral, as MLBFS may from time to time reasonably request.

(j) LOCATION. Except for movements in the ordinary course of its business, Grantor shall give MLBSF, 30 days' prior written notice of the placing at or movement of any tangible Collateral to any location other than a Location of Tangible Collateral. In no event shall Grantor cause or permit any tangible Collateral to be removed from the United
States without the express prior written consent of MLBSF,

(k) ALTERATIONS AND MAINTENANCE. Except upon the prior written consent of MLBSF, Grantor shall not make or permit any material alterations to any tangible Collateral which might materially reduce or impair its market value or utility. Grantor shall at all times keep the tangible Collateral in good condition and repair and shall pay or cause to be paid all obligations arising from the repair and maintenance of such Collateral, as well as all obligations with respect to each Location of Tangible Collateral, except for any such obligations being contested by Grantor in good faith by appropriate proceedings.

3. REPRESENTATIONS AND WARRANTIES

Grantor represents and warrants to MLBSF, that:

(a) ORGANIZATION. Grantor is a corporation duly organized and validly existing in good standing under the laws of the State of ERROR! NO DOCUMENT VARIABLE SUPPLIED., and is qualified to do business and in good standing in each other state where the nature of its business or the property owned by it make such qualification necessary.

(b) EXECUTION, DELIVERY AND PERFORMANCE. The execution, delivery and performance by Grantor of this Agreement have been duly authorized by all requisite across, do not and will not violate or conflict with any law or other governmental requirement, or any of the agreements, instruments or documents which formed or governed Grantor, and do not and will not breach or violate any of the provisions of, and will not result in a default by Grantor under, any other agreement, instrument or document to which it is a party or by which it or its properties are bound.


(c) NOTICE OR CONSENT. Except as may have been given or obtained, no notice to or consent or approval of any governmental body or authority or other third party whatsoever (including, without limitation, any other creditor) is required in connection with the execution, delivery or performance by Grantor of this Agreement.

(d) VALID AND BINDING. This Agreement is the legal, valid and binding obligation of Grantor, enforceable against it in accordance with its terms, except as enforceability may be limited by bankruptcy and other similar laws affecting the rights of creditors generally or by general principles of equity.

(e) FINANCIAL STATEMENTS. Except as expressly set forth in Grantor's financial statements, all financial statements of
Grantor furnished to MLBFS have been prepared in conformity with generally accepted accounting principles, consistently applied, are true and correct, and fairly present the financial condition of it as at such dates and the results of its operations for the periods then ended; and since the most recent date covered by such financial statements, there has been no material adverse change in any such financial condition or operation.

(f) LITIGATION, ETC. No litigation, arbitration, administrative or governmental proceedings are pending or threatened against Grantor, which would, if adversely determined, materially and adversely affect the financial condition or continued operations of Grantor, or the liens and security interests of MLBFS hereunder.

(g) TAXES. All federal, state and local tax returns, reports and statements required to be filed by Grantor have been filed with the appropriate governmental agencies and all taxes due and payable by Grantor have been timely paid
(except to the extent that any such failure to file or pay will not materially and adversely affect either the liens and security interests of MLBFS hereunder or the financial condition or continued operations of Grantor).

(h) COLLATERAL. Grantor has good and marketable title to the Collateral, and, except for any Permitted Liens: (i) none of the Collateral is subject to any lien, encumbrance or security interest, and (ii) upon the filing of all Uniform
Commercial Code financing statements executed by Grantor with respect to the Collateral or a copy of this Agreement in the appropriate jurisdiction(s) and/or the completion of any other action required by applicable law to perfect is lien and security interests, MLBFS will have valid and perfected first liens and security interests upon all of the Collateral.

Each of the foregoing representations and warranties has been and will be relied upon as an inducement to MLBFS to advance funds or extend or continue to extend credit to Customer, and is continuing and shall be deemed remade by Grantor concurrently with each such advance or extension of credit by MLBFS to Customer.

4. FINANCIAL AND OTHER INFORMATION

Grantor covenants and agrees that Grantor will furnish or cause to be furnished to MLBFS during the term of this Agreement such financial and other information as may be required by the Loan Agreement or any other document evidencing the Obligations or as MLBFS may from time to time reasonably request relating to Grantor or the Collateral.

5. OTHER COVENANTS

Grantor further agrees during the term of this Agreement that:

(a) FINANCIAL RECORDS; INSPECTION. Grantor will: (i) maintain complete and accurate books and records at its principal place of business, and maintain all of its financial records in a manner consistent with the financial statements heretofore furnished to MLBFS, or prepared on such other basis as may be approved in writing by MLBFS; and (ii) permit MLBFS or its duly authorized representatives, upon reasonable notice and at reasonable times, to inspect its properties (both real and personal), operations, books and records.

(b) TAXES. Grantor will pay when due all taxes, assessments and other governmental charges, howsoever designated, and all other liabilities and obligations, except to the extent that any such failure to pay will not materially and adversely affect either the liens and security interests of MLBFS hereunder, or the financial condition or continued operations of Grantor.

(c) COMPLIANCE WITH LAWS AND AGREEMENTS. Grantor will not violate any law, regulation or other governmental requirement, any judgment or order of any court or governmental agency or authority, or any agreement, instrument or document to which it is a party or by which it is bound, if any such violation will materially and adversely affect either the liens and security interests of MLBFS hereunder, or the financial condition or continued operations of
Grantor.

(d) NOTIFICATION BY GRANTOR. Grantor shall provide MLBFS with prompt written notification of., (i) any Default;
(ii) any materially adverse change in the business, financial condition or operations of Customer or Grantor; and (iii) any information which indicates that any financial statements of Customer or Grantor fail in any material respect to present fairly the financial condition and results of operations purported to be presented in such statements. Each notification by Grantor pursuant hereto shall specify the event or information causing such notification, and, to the extent applicable, shall specify the steps being taken to rectify or remedy such event or information.

(e) NOTICE OF CHANGE Grantor shall give MLBFS not less than 30 days prior written notice of any change in the name
(including any fictitious name) or principal place of business of Grantor.

(f) CONTINUITY. Except upon the prior written consent of MLBFS, which consent will not be unreasonably withheld:
(i) Grantor shall not be a party to any merger or consolidation with, or purchase or otherwise acquire all or substantially all of the assets of, or any material stock, partnership, joint venture or other equity interest in, any person or entity, or sell, transfer or lease all or any substantial pad of its assets, if any such action would result in either: (A) a material change in the principal business, ownership or control of Grantor, or (B) a material adverse change in the financial condition or operations of Grantor; (ii) Grantor shall preserve its existence and good standing in the jurisdiction(s) of establishment and operation; (iii) Grantor shall not engage in any material business substantially different from its business in effect as of the date of application by Customer for credit from MLBFS, or cease operating any such material business; (iv) Grantor shall not cause or permit any other person or entity to assume or succeed to any material business or operations of Grantor; and (iv) Grantor shall not cause or permit any material change in its controlling ownership.

6. EVENTS OF DEFAULT

The occurrence of any of the following events shall constitute an "Event of Default" under this Agreement:

(a) EVENT OF DEFAULT UNDER ANY LOAN AGREEMENT. An Event of Default shall occur under the terms of the Loan
Agreement.

(b) Failure to Perform. Grantor shall default in the performance or observance of any covenant or agreement on its part to be performed or observed under this Agreement (not constituting an Event of Default under any other clause of this Section), and such default shall continue unremedied for 10 Business Days after written notice thereof shall have been given by MLBFS to Grantor.

(c) BREACH OF WARRANTY. Any representation or warranty made by Grantor contained in this Agreement shall at any time prove to have been incorrect in any material respect when made.

(d) DEFAULT UNDER OTHER AGREEMENT. A default or Event of Default by Grantor shall occur under the terms of any other agreement, instrument or document with or intended for the benefit of MLBFS, Merrill Lynch, Pierce, Fenner
& Smith Incorporated ("MLPF&S") or any of their affiliates, and any required notice shall have been given and required passage of time shall have elapsed.

(e) SEIZURE OR ABUSE OF COLLATERAL. The Collateral, or any material part thereof, shall be or become subject to any levy, attachment, seizure or confiscation which is not released within 10 Business Days.

(f) BANKRUPTCY EVENT. Any Bankruptcy Event shall occur.

(g) MATERIAL IMPAIRMENT. Any event shall occur which shall reasonably cause MLBFS to in good faith believe that the prospect of payment or performance by Grantor has been materially impaired. The existence of such a material impairment shall be determined in a manner consistent with the intent of
Section 1-208 of the UCC,

(h) ACCELERATION OF DEBT TO OTHER CREDITORS. Any event shall occur which results in the acceleration of the maturity of any indebtedness of $100,000.00 or more of Grantor to another creditor under any indenture, agreement, undertaking, or otherwise.

7. REMEDIES

(a) REMEDIES UPON DEFAULT Upon the occurrence and during the continuance of any Event of Default, MLBFS may at its sole option do any one or more or all of the following, at such time and in such order as MLBFS may in its sole discretion choose:

(i) ACCELERATION. MLBFS may declare all Obligations to be forthwith due and payable, whereupon all such amounts shall be immediately due and payable, without presentment, demand for payment, protest and notice of protest, notice of dishonor, notice of acceleration, notice of intent to accelerate or other notice or formality of any kind, all of which are hereby expressly waived; provided, however, that upon the occurrence of any Bankruptcy Event all Obligations shall automatically become due and payable without any action on the part of MLBFS.

(ii) EXERCISE RIGHTS OF SECURED PARTY. MLBFS may exercise any or all of the remedies of a secured party under applicable law, including, but not limited to, the UCC, and any or all of its other rights and remedies under this Agreement.

(iii) POSSESSION. MLBFS may require Grantor to make the Collateral and the records pertaining to the Collateral available to MLBFS at a place designated by MLBFS which is reasonably convenient to Grantor, or may take possession of the Collateral and the records pertaining to the Collateral without the use of any judicial process and without any prior notice to Grantor.

(iv) SALE. MLBFS may sell any or all of the Collateral at public or private sale upon such terms and conditions as MLBFS may reasonably deem proper, and MLBFS may purchase any Collateral at any such public sale; and the net proceeds of any such public or private sale and all other amounts actually collected or received by MLBFS pursuant hereto, after deducting all costs and expenses incurred at any time in the collection of the Obligations and in the protection, collection and sale of the Collateral, will be applied to the payment of the Obligations, with any remaining proceeds paid to Grantor or whoever else may be entitled thereto, and with Customer and each guarantor of
Customer's obligations remaining jointly and severally liable for any amount remaining unpaid after such application.

(v) DELIVERY OF CASH, CHECKS, ETC. MLBFS may require Grantor to forthwith upon receipt, transmit and deliver to MLBFS in the form received, all cash, checks, drafts and other instruments for the payment of money (properly endorsed, where required, so that such items may be collected by MLBFS) which may be received by Grantor at any time in full or partial payment of any Collateral, and require that Grantor not commingle any such items which may be so received by Grantor with any other of its funds or property but instead hold them separate and apart and in trust for MLBFS until delivery is made to MLBFS.

(vi) NOTIFICATION OF ACCOUNT DEBTORS. MLBFS may notify any Account Debtor that its Account or Chattel Paper has been assigned to MLBFS and direct such Account Debtor to make payment directly to MLBFS of all amounts due or becoming due with respect to such Account or Chattel Paper; and MLBFS may enforce payment and collect, by legal proceedings or otherwise, such Account or Chattel Paper.





(vii) CONTROL OF COLLATERAL. MLBFS may otherwise take control in any lawful manner of any cash or non-cash items of payment or proceeds of Collateral and of any rejected, returned, stopped in transit or repossessed goods included in the Collateral and endorse Grantor name on any item of payment on or proceeds of the Collateral, and, in connection therewith, MLBFS may notify the postal authorities to change the address for delivery of mail addressed to Grantor to such address as MLBFS may designate.

(b) SET-OFF. MLBFS shall have the further right upon the occurrence and during the continuance of an Event of Default to set-off, appropriate and apply toward payment of any of the Obligations, in such order of application as MLBFS may from time to time and at any time elect, any cash, credits, deposits, accounts, financial assets, investment property, securities and any other property of Grantor which is in transit to or in the possession, custody or control of MLBFS, MLBF&S or any agent, bailee, or affiliate of MLBFS or MLPF&S. Grantor hereby collaterally assigns and grants to MLBFS a security interest in all such property as additional Collateral.

(c) POWER OF ATTORNEY. Effective upon the occurrence and during the continuance of an Event of Default, Grantor hereby irrevocably appoints MLBFS as its attorney-in-fact, with full power of substitution, in its place and stead and in its name or in the name of MLBFS to from time to time in MLBFS' sole discretion take any action and to execute any instrument which MLBFS may deem necessary or advisable to accomplish the purposes of this Agreement, including, but not limited to, to receive, endorse and collect all checks, drafts and other instruments for the payment of money made payable to Grantor included in the Collateral.

(d) REMEDIES ARE SEVERABLE AND CUMULATIVE. All rights and remedies of MLBFS herein are severable and cumulative and in addition to all other rights and remedies available at law or in equity, and any one or more of such rights and remedies may be exercised simultaneously or successively. Any notice required under this Agreement or under applicable law shall be deemed reasonably and properly given to Grantor if given at the address and by any of the methods of giving notice set forth in this Agreement at least 5 Business Days before taking any action specified in such notice.

(e) NOTICES. To the fullest extent permitted by applicable law, Grantor hereby irrevocably waives and releases
MLBFS of and from any and all liabilities and penalties for failure of MLBFS to comply with any statutory or other requirement imposed upon MLBFS relating to notices of sale, holding of sale or reporting of any sale, and Grantor waives all rights of redemption or reinstatement from any such sale. MLBFS shall have the right to postpone or adjourn any sale or other disposition of Collateral at any time without giving notice of any such postponed or adjourned date. In the event MLBFS seeks to take possession of any or all of the Collateral by court process, Grantor further irrevocably waives to the fullest extent permitted by law any bonds and any surety or security relating thereto required by any statute, court rule or otherwise as an incident to such possession, and any demand for possession prior to the commencement of any suit or action.

8. MISCELLANEOUS

(a) NON-WAIVER. No failure or delay on the part of MLBFS in exercising any right, power or remedy pursuant to this Agreement shall operate as a waiver thereof, and no single or partial exercise of any such right, power or remedy shall preclude any other or further exercise thereof, or the exercise of any other right, power or remedy. Neither any waiver of any provision of this Agreement, nor any consent to any departure by Grantor therefrom, shall be effective unless the same shall be in writing and signed by MLBFS Any waiver of any provision of this Agreement and any consent to any departure by Grantor from the terms of this Agreement shall be effective only in the specific instance and for the specific purpose for which given. Except as otherwise expressly provided herein, no notice to or demand on Grantor shall in any case entitle Grantor to any other or further notice or demand in similar or other circumstances.

(b) COMMUNICATIONS. All notices and other communications required or permitted hereunder shall be in writing, and shall be either delivered personally, mailed by postage prepaid certified mail or sent by express overnight courier or by facsimile. Such notices and communications shall be deemed to be given on the date of personal delivery, facsimile transmission or actual delivery of certified mail, or one Business Day after delivery to an express overnight courier.
Unless otherwise specified in a notice sent or delivered in accordance with the terms hereof, notices and other communications in writing shall be given to the parties hereto at their respective addresses set forth at the beginning of this Agreement, and, in the case of facsimile transmission, to the parties at their respective regular facsimile telephone number.

(c) COSTS, EXPENSES AND TAXES. Grantor shall pay or reimburse MLBFS upon demand for: (i) all Uniform
Commercial Code filing and search fees and expenses incurred by MLBFS in connection with the verification, perfection or preservation of MLBFS rights hereunder or in the Collateral;
(ii) any and all stamp, transfer and other taxes and fees payable or determined to be payable in connection with the execution, delivery and/or recording of this Agreement; and (iii) all reasonable fees and out-of-pocket expenses (including, but not limited to, reasonable fees and expenses of outside counsel) incurred by MLBFS in connection with the enforcement of this Agreement or the protection of MLBFS' rights hereunder, excluding, however, salaries and expenses of MLBFS' employees. The obligations of Grantor under this paragraph shall survive the expiration or termination of this Agreement and the discharge of the other Obligations.

(d) RIGHT TO PERFORM OBLIGATIONS. If Grantor shall fail to do any act or thing which it has covenanted to do under this Agreement or any representation or warranty on the part of Grantor contained in this Agreement shall be breached, MLBFS may, in its sole discretion, after 5 Business Days written notice is sent to Grantor (or such lesser notice, including no notice, as is reasonable under the circumstances), do the same or cause it to be done or remedy any such breach, and may expend its funds for such purpose. Any and all reasonable amounts so expended by
MLBFS shall be repayable to MLBFS by Grantor upon demand, with interest at the highest "Interest Rate" under the Loan Agreement or any document incorporated into in the Loan Agreement, or the highest interest rate permitted by law, whichever is less, during the period from and including the date funds are so expended by MLBFS to the date of repayment, and any such amounts due and owing MLBFS shall be additional Obligations. The payment or performance by MLBFS of any of Grantors obligations hereunder shall not relieve Grantor of said obligations or of the consequences of having failed to pay or perform the same, and shall not waive or be deemed a cure of any Default.



(e) FURTHER ASSURANCES. Grantor agrees to do such further acts and things and to execute and deliver to MLBFS such additional agreements, instruments and documents as MLBFS may reasonably require or deem advisable to effectuate the purposes of this Agreement, or to establish, perfect and maintain MLBFS' security interests and liens upon the Collateral, including, but not limited to: (i) executing financing statements or amendments thereto when and as reasonably requested by MLBFS; and (ii) if in the reasonable judgment of MLBFS it is required by local law, causing the owners and/or mortgagees of the real property on which any Collateral may be located to execute and deliver to MLBFS waivers or subordinations reasonably satisfactory to MLBFS with respect to any rights in such Collateral.

(f) BINDING EFFECT. This Agreement shall be binding upon Grantor and its successors and assigns, and shall inure to the benefit of MLBFS and its successors and assigns.

(g) HEADINGS. Captions and section and paragraph headings in this Agreement are inserted only as a matter of convenience, and shall not affect the interpretation hereof.

(h) GOVERNING LAW. This Agreement shall be governed in all respects by the laws of the State of Illinois.

(i) SEVERABILITY OF PROVISIONS. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

(j) TERM. This Agreement shall become effective upon acceptance by MLBFS, and, subject to the terms hereof, shall continue in effect so long thereafter as either MLBFS shall be committed to advance funds or extend credit to Customer or there shall be any Obligations outstanding.

(k) COUNTERPARTS. This Agreement may be executed in one or more counterparts which, when taken together, constitute one and the same agreement.

(l) JURISDICTION; WAIVER. GRANTOR ACKNOWLEDGES THAT THIS AGREEMENT IS BEING ACCEPTED BY MLBFS IN PARTIAL CONSIDERATION OF MLBFS' RIGHT AND OPTION, IN ITS SOLE DISCRETION, TO ENFORCE THIS AGREEMENT IN EITHER THE STATE OF ILLINOIS OR IN ANY OTHER JURISDICTION WHERE GRANTOR OR ANY COLLATERAL FOR THE
OBLIGATIONS MAY BE LOCATED. GRANTOR IRREVOCABLY SUBMITS ITSELF TO JURISDICTION IN THE STATE OF ILLINOIS AND VENUE IN ANY STATE OR FEDERAL COURT IN THE COUNTY OF COOK FOR SUCH PURPOSES, AND GRANTOR WAIVES ANY AND ALL RIGHTS TO CONTEST SAID JURISDICTION AND VENUE AND THE CONVENIENCE OF ANY SUCH FORUM, AND ANY AND ALL RIGHTS TO REMOVE SUCH ACTION FROM STATE TO FEDERAL COURT. GRANTOR FURTHER WAIVES ANY RIGHTS TO COMMENCE ANY ACTION AGAINST
MLBFS IN ANY JURISDICTION EXCEPT IN THE COUNTY OF COOK AND STATE OF ILLINOIS. MLBFS AND GRANTOR HEREBY EACH EXPRESSLY WAIVE ANY AND ALL RIGHTS TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES AGAINST THE OTHER PARTY WITH RESPECT TO ANY MATTER RELATING TO, ARISING OUT OF OR IN ANY WAY CONNECTED WITH THE LOAN AGREEMENT, THIS AGREEMENT AND/OR ANY OF THE TRANSACTIONS WHICH ARE THE SUBJECT MATTER OF
THE LOAN AGREEMENT OR THIS AGREEMENT. GRANTOR FURTHER WAIVES THE RIGHT TO BRING ANY NON-COMPULSORY COUNTERCLAIMS.

(m) INTEGRATION. THIS WRITTEN AGREEMENT CONSTITUTES THE ENTIRE UNDERSTANDING AND REPRESENTS THE FULL AND FINAL AGREEMENT BETWEEN THE PARTIES WITH RESPECT TO
THE SUBJECT MATTER HEREOF, AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR WRITTEN AGREEMENTS OR PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL
AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS OF THE PARTIES. NO AMENDMENT OR MODIFICATION OF THIS AGREEMENT SHALL BE EFFECTIVE UNLESS IN A WRITING SIGNED BY BOTH MLBFS AND GRANTOR.

IN WITNESS WHEREOF, this Agreement has been executed as of the day and year first above written.

ORBIT INSTRUMENT OF CALIFORNIA, INC.

By:________________________________________________________
     SIGNATURE (1)                                              SIGNATURE (2)


___________________________________________________________________
     Printed Name                              Printed Name


__________________________________________________________________
     Title                                                 Title



Accepted at Chicago, Illinois:

MERRILL LYNCH BUSINESS
FINANCIAL SERVICES INC.

By:_______________________________________________



                              EXHIBIT A

ATTACHED TO AND HEREBY MADE A PART OF SECURITY AGREEMENT NO. 885-
07587 BETWEEN MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. AND
ORBIT INSTRUMENT OF CALIFORNIA, INC.



Locations of Tangible Collateral:

MERRILL LYNCH                                      SECURITY
AGREEMENT

SECURITY AGREEMENT ("Agreement") dated as of January 28, 2003, between BEHLMAN ELECTRONICS, INC., a corporation organized and existing under the laws of the State of
Delaware having its principal office at 80 Cabot Court, Hauppauge, NY 11788 ("Grantor"), and
MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC., a corporation organized and existing under the laws of the State of Delaware having its principal office at 222 North LaSalle
Street, Chicago, IL 60601 MLBFS.

In order to induce MLBFS. to extend or continue to extend credit to ORBIT INTERNATIONAL
CORP. ("Customer"), under the Loan Agreement (as defined below) or otherwise, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged,
Grantor hereby agrees with MLBFS. as follows:

1. DEFINITIONS

(a) SPECIFIC TERMS. In addition to terms defined elsewhere in this Agreement, when used herein the following terms shall have the following meanings:

(i) "Account Debtor" shall mean any party who is or may become obligated with respect to an
Account or Chattel Paper.

(ii) "Bankruptcy Event" shall mean any of the following: (A) a proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt or receivership law or statute shall be filed or consented to by Grantor or Customer; or (B) any such proceeding shall be filed against
Grantor or Customer and shall not be dismissed or withdrawn within sixty (60) days after filing; or
(C) Grantor or Customer shall make a general assignment for the benefit of creditors; or (D)
Grantor or Customer shall generally fail to pay or admit in writing its inability to pay its debts as they become due; or (E) Grantor or Customer shall be adjudicated a bankrupt or insolvent.

(iii) "Business Day" shall mean any day other than a Saturday, Sunday, federal holiday or other day on which the New York Stock Exchange is regularly closed.

(iv) "Collateral" shall mean all Accounts, Chattel Paper, Contract Rights, Inventory, Equipment,
Fixtures, General Intangibles, Deposit Accounts, Documents, Instruments, Financial Assets and
Investment Property of Grantor, howsoever arising, whether now owned or existing or hereafter acquired or arising, and wherever located; together with all parts thereof (including spare parts), all accessories and accessions thereto, all books and records (including computer records) directly related thereto, all proceeds thereof (including, without limitation, proceeds in the form of Accounts and insurance proceeds), and the additional collateral described in Section 7
(b) hereof.

(v) "Default" shall mean an "Event of Default", as defined in Section 6 hereof, or any event which with the giving of notice, passage of time, or both, would constitute such an Event of Default.

(vi) "Loan Agreement" shall mean that certain WCMA LOAN AND SECURITY AGREEMENT NO. 885-07587 between Customer and MLBFS. as the same may from time to time be or have been amended, restated, extended or supplemented.

(vii) "Location of Tangible Collateral" shall mean the address of Grantor set forth at the beginning of this Agreement, together with any other address or addresses set forth on any exhibit hereto as being a Location of Tangible Collateral.

(viii) "Obligations" shall mean all liabilities, indebtedness and other obligations of Customer or
Grantor to MLBFS. howsoever created, arising or evidenced, whether now existing or hereafter arising, whether direct or indirect, absolute or contingent, due or to become due, primary or secondary or joint or several, and, without limiting the foregoing, shall include interest accruing after the filing of any petition in bankruptcy, and all present and future liabilities, indebtedness and obligations of Customer under the Loan Agreement and the agreements, instruments and documents executed pursuant thereto, and of Grantor under this Agreement.

(ix) "Permitted Liens" shall mean with respect to the Collateral: (A) liens for current taxes not delinquent, other non-consensual liens arising in the ordinary course of business for sums not due, and, if MLBFS. rights to and interest in the Collateral are not materially and adversely affected thereby, any such liens for taxes or other non-consensual liens arising in the ordinary course of business being contested in good faith by appropriate proceedings; (B) liens in favor of MLBFS. and
(C) any other liens expressly permitted in writing by MLBFS.

(b) OTHER TERMS. Except as otherwise defined herein, all terms used in this Agreement which are defined in the Uniform Commercial Code of Illinois ("UCC") shall have the meanings set forth in the UCC.

2.COLLATERAL

(a) PLEDGE OF COLLATERAL. To secure payment and performance of the Obligations, Grantor hereby pledges, assigns, transfers and sets over to MLBFS. and grants to MLBFS. a first lien and security interest in and upon all of the Collateral, subject only to Permitted Liens.

(b) Liens. Except upon the prior written consent of MLBFS. Grantor shall not create or permit to exist any lien, encumbrance or security interest upon or with respect to any Collateral now owned or hereafter acquired other than Permitted Liens.

(c) PERFORMANCE OF OBLIGATIONS, Grantor shall perform all of its obligations owing on account of or with respect to the Collateral; it being understood that nothing herein, and no action or inaction by MLBFS, under this Agreement or otherwise, shall be deemed an assumption by MLBFS, of any of Grantors said obligations.

(d) NOTICE OF CERTAIN EVENTS. Grantor shall give ALBUMS immediate notice of any attachment, lien, judicial process, encumbrance or claim affecting or involving $25,000.00 or more of the
Collateral.

(e) INDEMNIFICATION. Grantor shall indemnify, defend and save MLBFS, harmless from and against any and all claims, losses, costs, expenses (including, without limitation, reasonable attorneys' fees and expenses), demands, liabilities, penalties, fines and forfeitures of any nature whatsoever which may be asserted against or incurred by MLBFS, arising out of or in any manner occasioned by (i) the ownership, use, operation, condition or maintenance of any Collateral, or
(ii) any failure by
Grantor to perform any of its obligations hereunder; excluding, however, from said indemnity any such claims, losses, etc. arising out of the willful wrongful act or active gross negligence of MLBFS,
This indemnity shall survive the expiration or termination of this Agreement as to all matters arising or accruing prior to such expiration or termination.

(f) INSURANCE. Grantor shall insure all of the tangible Collateral with an insurer or insurers reasonably acceptable to MLBFS, under a policy or policies of physical damage insurance reasonably acceptable to MLBFS, providing that (i) losses will be payable to MLBFS, as its interests may appear pursuant to a Lenders Loss Payable endorsement, and (ii) MLBFS, will receive not less than 10 days prior written notice of any cancellation; and containing such other provisions as may be reasonably required by ALBUMS Grantor shall maintain such other insurance as may be required by law or otherwise reasonably required by MLBFS, Grantor shall furnish MLBFS with a copy or certificate of each such policy or policies and, prior to any expiration or cancellation, each renewal or replacement thereof.

(g) EVENT OF LOSS. Grantor shall at its expense promptly repair all repairable damage to any tangible
Collateral. In the event that any tangible Collateral is damaged beyond repair, lost, totally destroyed or confiscated (an "Event of Loss") and such Collateral had a value prior to such Event of Loss of
$25,000.00 or more, then, on or before the first to occur of (i) 90 days after the occurrence of such
Event of Loss, or (ii) 10 Business Days after the date on which either Grantor or MLBFS, shall receive any proceeds of insurance on account of such Event of Loss, or any underwriter of insurance on such tangible Collateral shall advise either Grantor or MLBFS, that it disclaims liability in respect of such Event of Loss, Grantor shall, at Grantors option, either replace the Collateral subject to such
Event of Loss with comparable Collateral free of all liens other than Permitted Liens (in which event
Grantor shall be entitled to utilize the proceeds of insurance on account of such Event of Loss for such purpose, and may retain any excess proceeds of such insurance), or pay to MLBFS, on account of the Obligations an amount equal to the actual cash value of such Collateral as determined by either the applicable insurance company's payment (plus any applicable deductible) or, in absence of insurance company payment, as reasonably determined by MLBFS, Notwithstanding the foregoing, if at the time of occurrence of such Event of Loss or any time thereafter prior to replacement or payment, as aforesaid, an Event of Default shall have occurred and be continuing hereunder, then MLBFS, may at its sole option, exercisable at any time while such Event of Default shall be continuing, require Grantor to either replace such Collateral or make a payment on account of the Obligations, as aforesaid.

(h) SALES AND COLLECTIONS. So long as no Event of Default shall have occurred and be continuing,
Grantor may in the ordinary course of its business: (i) sell any Inventory normally held by Grantor for sale, (ii) use or consume any materials and supplies normally held by Grantor for use or consumption, and (iii) collect all of its Accounts. Grantor shall take such action with respect to protection of its Inventory and the other Collateral and the collection of its Accounts as MLBFS, may from time to time reasonably request.

(i) ACCOUNT SCHEDULES. Upon the request of MLBFS, made now or at any time or times hereafter,
Grantor shall deliver to MLBFS, in addition to the other information required hereunder, a schedule identifying, for each Account and all Chattel Paper subject to MLBFS' security interests hereunder, each Account Debtor by name and address and amount, invoice number and date of each invoice.
Grantor shall furnish to MLBFS, such additional information with respect to the Collateral, and amounts received by Grantor as proceeds of any of the Collateral, as MLBFS, may from time to time reasonably request.

(j) LOCATION. Except for movements in the ordinary course of its business, Grantor shall give
MLBFS, 30 days' prior written notice of the placing at or movement of any tangible Collateral to any location other than a Location of Tangible Collateral. In no event shall Grantor cause or permit any tangible Collateral to be removed from the United States without the express prior written consent of MLBFS.

(k) ALTERATIONS AND MAINTENANCE. Except upon the prior written consent of MLBFS, Grantor shall not make or permit any material alterations to any tangible Collateral which might materially reduce or impair its market value or utility. Grantor shall at all times keep the tangible Collateral in good condition and repair and shall pay or cause to be paid all obligations arising from the repair and maintenance of such Collateral, as well as all obligations with respect to each Location of Tangible
Collateral, except for any such obligations being contested by Grantor in good faith by appropriate proceedings.

3. REPRESENTATIONS AND WARRANTIES

Grantor represents and warrants to MLBFS, that:

(a) GRANTOR. Grantor is a corporation, duly organized and validly existing in good standing under the laws of the State of Delaware and is qualified to do business and in good standing in each other state where the nature of its business or the property owned by it make such qualification necessary.

(b) EXECUTION, DELIVERY AND PERFORMANCE. The execution, delivery and performance by Grantor of this Agreement have been duly authorized by all requisite action, do not and will not violate or conflict with any law or other governmental requirement, or any of the agreements, instruments or documents which formed or governed Grantor, and do not and will not breach or violate any of the provisions of, and will not result in a default by Grantor under, any other agreement, instrument or document to which it is a party or by which it or its properties are bound.

(c) NOTICE OR CONSENT. Except as may have been given or obtained, no notice to or consent or approval of any governmental body or authority or other third party whatsoever (including, without limitation, any other creditor) is required in connection with the execution, delivery or performance by Grantor of this Agreement.

(d) VALID AND BINDING. This Agreement is the legal, valid and binding obligation of Grantor, enforceable against it in accordance with its terms, except as enforceability may be limited by bankruptcy and other similar laws affecting the rights of creditors generally or by general principles of equity.

(e) FINANCIAL STATEMENTS. Except as expressly set forth in Grantor's financial statements, all financial statements of Grantor furnished to MLBFS have been prepared in conformity with generally accepted accounting principles, consistently applied, are true and correct, and fairly present the financial condition of it as at such dates and the results of its operations for the periods then ended; and since the most recent date covered by such financial statements, there has been no material adverse change in any such financial condition or operation.

(f) LITIGATION, ETC. No litigation, arbitration, administrative or governmental proceedings are pending or threatened against Grantor, which would, if adversely determined, materially and adversely affect the financial condition or continued operations of Grantor, or the liens and security interests of MLBFS hereunder.

(g) TAXES. All federal, state and local tax returns, reports and statements required to be filed by
Grantor have been filed with the appropriate governmental agencies and all taxes due and payable by Grantor have been timely paid (except to the extent that any such failure to file or pay will not materially and adversely affect either the liens and security interests of MLBFS hereunder or the financial condition or continued operations of Grantor).

(h) Collateral. Grantor has good and marketable title to the Collateral, and, except for any Permitted
Liens: (i) none of the Collateral is subject to any lien, encumbrance or security interest, and (ii) upon the filing of all Uniform Commercial Code financing statements executed by Grantor with respect to the Collateral or a copy of this Agreement in the appropriate jurisdiction(s) and/or the completion of any other action required by applicable law to perfect is lien and security interests, MLBFS will have valid and perfected first liens and security interests upon all of the Collateral.

Each of the foregoing representations and warranties has been and will be relied upon as an inducement to MLBFS to advance funds or extend or continue to extend credit to Customer, and is continuing and shall be deemed remade by Grantor concurrently with each such advance or extension of credit by MLBFS to Customer.

4. FINANCIAL AND OTHER INFORMATION

Grantor covenants and agrees that Grantor will furnish or cause to be furnished to MLBFS during the term of this Agreement such financial and other information as may be required by the Loan
Agreement or any other document evidencing the Obligations or as MLBFS may from time to time reasonably request relating to Grantor or the Collateral.

5. OTHER COVENANTS

Grantor further agrees during the term of this Agreement that:

(a) FINANCIAL RECORDS; INSPECTION. Grantor will: (i) maintain complete and accurate books and records at its principal place of business, and maintain all of its financial records in a manner consistent with the financial statements heretofore furnished to MLBFS, or prepared on such other basis as may be approved in writing by MLBFS; and (ii) permit MLBFS or its duly authorized representatives, upon reasonable notice and at reasonable times, to inspect its properties (both real and personal), operations, books and records.

(b) TAXES. Grantor will pay when due all taxes, assessments and other governmental charges, howsoever designated, and all other liabilities and obligations, except to the extent that any such failure to pay will not materially and adversely affect either the liens and security interests of MLBFS hereunder, or the financial condition or continued operations of Grantor.

(c) COMPLIANCE WITH LAWS AND AGREEMENTS. Grantor will not violate any law, regulation or other governmental requirement, any judgment or order of any court or governmental agency or authority, or any agreement, instrument or document to which it is a party or by which it is bound, if any such violation will materially and adversely affect either the liens and security interests of MLBFS hereunder, or the financial condition or continued operations of Grantor.

(d) NOTIFICATION BY GRANTOR. Grantor shall provide MLBFS with prompt written notification of:
(i) any Default; (ii) any materially adverse change in the business, financial condition or operations of Grantor; and (iii) any information which indicates that any financial statements of Grantor fail in any material respect to present fairly the financial condition and results of operations purported to be presented in such statements. Each notification by Grantor pursuant hereto shall specify the event or information causing such notification, and, to the extent applicable, shall specify the steps being taken to rectify or remedy such event or information.

(e) NOTICE OF CHANGE. Grantor shall give MLBFS not less than 30 days prior written notice of any change in the name (including any fictitious name) or principal place of business of Grantor.

(f) CONTINUITY. Except upon the prior written consent of MLBFS, which consent will not be unreasonably withheld: (i) Grantor shall not be a party to any merger or consolidation with, or purchase or otherwise acquire all or substantially all of the assets of, or any material stock, partnership, joint venture or other equity interest in, any person or entity, or sell, transfer or lease all or any substantial part of its assets, if any such action would result in either: (A) a material change in the principal business, ownership or control of Grantor, or (B) a material adverse change in the financial condition or operations of Grantor; (ii) Grantor shall preserve its existence and good standing in the jurisdiction(s) of establishment and operation; (iii) Grantor shall not engage in any material business substantially different from its business in effect as of the date of application by Customer for credit from MLBFS, or cease operating any such material business; (iv) Grantor shall not cause or permit any other person or entity to assume or succeed to any material business or operations of
Grantor; and (iv) Grantor shall not cause or permit any material change in its controlling ownership.

6. EVENTS OF DEFAULT

The occurrence of any of the following events shall constitute an "Event of Default" under this
Agreement:

(a) DEFAULT UNDER LOAN AGREEMENT. An Event of Default shall occur under the terms of the Loan
Agreement.

(b) FAILURE TO PERFORM. Grantor shall default in the performance or observance of any covenant or agreement on its part to be performed or observed under this Agreement (not constituting an Event of Default under any other clause of this Section), and such default shall continue unremedied for
10 Business Days after written notice thereof shall have been given by MLBFS to Grantor.

(c) BREACH OF WARRANTY. Any representation or warranty made by Grantor contained in this
Agreement shall at any time prove to have been incorrect in any material respect when made.

(d) DEFAULT UNDER OTHER AGREEMENT. A default or Event of Default by Grantor shall occur under the terms of any other agreement, instrument or document with or intended for the benefit of
MLBFS, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") or any of their affiliates, and any required notice shall have been given and required passage of time shall have elapsed.

(e) SEIZURE OR ABUSE OF COLLATERAL. The Collateral, or any material part thereof, shall be or become subject to any levy, attachment, seizure or confiscation which is not released within 10 Business
Days.

(f) BANKRUPTCY EVENT. Any Bankruptcy Event shall occur.

(g) MATERIAL IMPAIRMENT. Any event shall occur which shall reasonably cause MLBFS to in good faith believe that the prospect of payment or performance by Grantor has been materially impaired.
The existence of such a material impairment shall be determined in a manner consistent with the intent of Section 1-208 of the UCC.

(h) ACCELERATION OF DEBT TO OTHER CREDITORS. Any event shall occur which results in the acceleration of the maturity of any indebtedness of $100,000.00 or more of Grantor to another creditor under any indenture, agreement, undertaking, or otherwise.

7. REMEDIES

(a) REMEDIES UPON DEFAULT Upon the occurrence and during the continuance of any Event of
Default, MLBFS may at its sole option do any one or more or all of the following, at such time and in such order as MLBFS may in its sole discretion choose:

(i) ACCELERATION. MLBFS may declare all Obligations to be forthwith due and payable, whereupon all such amounts shall be immediately due and payable, without presentment, demand for payment, protest and notice of protest, notice of dishonor, notice of acceleration, notice of intent to accelerate or other notice or formality of any kind, all of which are hereby expressly waived; provided, however, that upon the occurrence of any Bankruptcy Event all Obligations shall automatically become due and payable without any action on the part of MLBFS.

(ii) EXERCISE RIGHTS OF SECURED PARTY. MLBFS may exercise any or all of the remedies of a secured party under applicable law, including, but not limited to, the UCC, and any or all of its other rights and remedies under this Agreement.

(iii) POSSESSION. MLBFS may require Grantor to make the Collateral and the records pertaining to the Collateral available to MLBFS at a place designated by MLBFS which is reasonably convenient to Grantor, or may take possession of the Collateral and the records pertaining to the Collateral without the use of any judicial process and without any prior notice to Grantor.

(iv) SALE. MLBFS may sell any or all of the Collateral at public or private sale upon such terms and conditions as MLBFS may reasonably deem proper, and MLBFS may purchase any Collateral at any such public sale; and the net proceeds of any such public or private sale and all other amounts actually collected or received by MLBFS pursuant hereto, after deducting all costs and expenses incurred at any time in the collection of the Obligations and in the protection, collection and sale of the Collateral, will be applied to the payment of the Obligations, with any remaining proceeds paid to Grantor or whoever else may be entitled thereto, and with Customer and each guarantor of
Customer's obligations remaining jointly and severally liable for any amount remaining unpaid after such application.

(v) DELIVERY OF CASH, CHECKS, ETC. MLBFS may require Grantor to forthwith upon receipt, transmit and deliver to MLBFS in the form received, all cash, checks, drafts and other instruments for the payment of money (properly endorsed, where required, so that such items may be collected by MLBFS) which may be received by Grantor at any time in full or partial payment of any
Collateral, and require that Grantor not commingle any such items which may be so received by
Grantor with any other of its funds or property but instead hold them separate and apart and in trust for MLBFS until delivery is made to MLBFS.

(vi) NOTIFICATION OF ACCOUNT DEBTORS. MLBFS may notify any Account Debtor that its Account or Chattel Paper has been assigned to MLBFS and direct such Account Debtor to make payment directly to MLBFS of all amounts due or becoming due with respect to such Account or Chattel
Paper; and MLBFS may enforce payment and collect, by legal proceedings or otherwise, such
Account or Chattel Paper,






(vii) CONTROL OF COLLATERAL. MLBFS may otherwise take control in any lawful manner of any cash or non-cash items of payment or proceeds of Collateral and of any rejected, returned, stopped in transit or repossessed goods included in the Collateral and endorse Grantor name on any item of payment on or proceeds of the Collateral, and, in connection therewith, MLBFS may notify the postal authorities to change the address for delivery of mail addressed to Grantor to such address as MLBFS may designate.

(b) SET-OFF. MLBFS shall have the further right upon the occurrence and during the continuance of an Event of Default to set-off, appropriate and apply toward payment of any of the Obligations, in such order of application as MLBFS may from time to time and at any time elect, any cash, credits, deposits, accounts, financial assets, investment property, securities and any other property of Grantor which is in transit to or in the possession, custody or control of MLBFS MLPF&S or any agent, bailee, or affiliate of MLBFS or MLPF&S Grantor hereby collaterally assigns and grants to MLBFS a security interest in all such property as additional Collateral.

(c) POWER OF ATTORNEY. Effective upon the occurrence and during the continuance of an Event of
Default, Grantor hereby irrevocably appoints MLBFS as its attorney-in-fact, with full power of substitution, in its place and stead and in its name or in the name of MLBFS to from time to time in MLBFS' sole discretion take any action and to execute any instrument which MLBFS may deem necessary or advisable to accomplish the purposes of this Agreement, including, but not limited to, to receive, endorse and collect all checks, drafts and other instruments for the payment of money made payable to Grantor included in the Collateral.

(d) REMEDIES ARE SEVERABLE AND CUMULATIVE. All rights and remedies of MLBFS herein are severable and cumulative and in addition to all other rights and remedies available at law or in equity, and any one or more of such rights and remedies may be exercised simultaneously or successively. Any notice required under this Agreement or under applicable law shall be deemed reasonably and properly given to Grantor if given at the address and by any of the methods of giving notice set forth in this Agreement at least 5 Business Days before taking any action specified in such notice.

(a) NOTICES. To the fullest extent permitted by applicable law, Grantor hereby irrevocably waives and releases MLBFS of and from any and all liabilities and penalties for failure of MLBFS to comply with any statutory or other requirement imposed upon MLBFS relating to notices of sale, holding of sale or reporting of any sale, and Grantor waives all rights of redemption or reinstatement from any such sale. MLBFS shall have the right to postpone or adjourn any sale or other disposition of
Collateral at any time without giving notice of any such postponed or adjourned date. In the event
MLBFS seeks to take possession of any or all of the Collateral by court process, Grantor further irrevocably waives to the fullest extent permitted by law any bonds and any surety or security relating thereto required by any statute, court rule or otherwise as an incident to such possession, and any demand for possession prior to the commencement of any suit or action.

8. MISCELLANEOUS

(a) NON-WAIVER. No failure or delay on the pad of MLBFS in exercising any right, power or remedy pursuant to this Agreement shall operate as a waiver thereof, and no single or partial exercise of any such right, power or remedy shall preclude any other or further exercise thereof, or the exercise of any other right, power or remedy. Neither any waiver of any provision of this Agreement, nor any consent to any departure by Grantor therefrom, shall be effective unless the same shall be in writing and signed by MLBFS Any waiver of any provision of this Agreement and any consent to any departure by Grantor from the terms of this Agreement shall be effective only in the specific instance and for the specific purpose for which given. Except as otherwise expressly provided herein, no notice to or demand on Grantor shall in any case entitle Grantor to any other or further notice or demand in similar or other circumstances.

(b) COMMUNICATIONS. All notices and other communications required or permitted hereunder shall be in writing, and shall be either delivered personally, mailed by postage prepaid certified mail or sent by express overnight courier or by facsimile. Such notices and communications shall be deemed to be given on the date of personal delivery, facsimile transmission or actual delivery of certified mail, or one Business Day after delivery to an express overnight courier. Unless otherwise specified in a notice sent or delivered in accordance with the terms hereof, notices and other communications in writing shall be given to the parties hereto at their respective addresses set forth at the beginning of this Agreement, and, in the case of facsimile transmission, to the parties at their respective regular facsimile telephone number.

(c) COSTS, EXPENSES AND TAXES. Grantor shall pay or reimburse MLBFS upon demand for: (i) all
Uniform Commercial Code filing and search fees and expenses incurred by MLBFS in connection with the verification, perfection or preservation of MLBFS rights hereunder or in the Collateral; (ii) any and all stamp, transfer and other taxes and fees payable or determined to be payable in connection with the execution, delivery and/or recording of this Agreement; and i all reasonable fees and out-of-pocket expenses (including, but not limited to, reasonable fees and expenses of outside counsel) incurred by MLBFS in connection with the enforcement of this Agreement or the protection of MLBFS rights hereunder, excluding, however, salaries and expenses of MLBFS employees. The obligations of Grantor under this paragraph shall survive the expiration or termination of this Agreement and the discharge of the other Obligations.

(d) RIGHT TO PERFORM OBLIGATIONS. If Grantor shall fail to do any act or thing which it has covenanted to do under this Agreement or any representation or warranty on the part of Grantor contained in this Agreement shall be breached, MLBFS may, in its sole discretion, after 5 Business
Days written notice is sent to Grantor (or such lesser notice, including no notice, as is reasonable under the circumstances), do the same or cause it to be done or remedy any such breach, and may expend its funds for such purpose. Any and all reasonable amounts so expended by MLBFS shall be repayable to MLBFS by Grantor upon demand, with interest at the highest "Interest Rate" under the Loan Agreement, or under any document incorporated by reference into the Loan Agreement, or the highest interest rate permitted by law, whichever is less, during the period from and including the date funds are so expended by MLBFS to the date of repayment, and any such amounts due and owing MLBFS shall be additional Obligations. The payment or performance by MLBFS of any of
Grantor's obligations hereunder shall not relieve Grantor of said obligations or of the consequences of having failed to pay or perform the same, and shall not waive or be deemed a cure of any Default.

(e) FURTHER ASSURANCES. Grantor agrees to do such further acts and things and to execute and deliver to MLBFS such additional agreements, instruments and documents as MLBFS may reasonably require or deem advisable to effectuate the purposes of this Agreement , or to establish, perfect and maintain MLBFS' security interests and liens upon the Collateral, including, but not limited to: (i) executing financing statements or amendments thereto when and as reasonably requested by MLBFS; and (ii) if in the reasonable judgment of MLBFS it is required by local law, causing the owners and/or mortgagees of the real property on which any Collateral may be located to execute and deliver to MLBFS waivers or subordinations reasonably satisfactory to MLBFS with respect to any rights in such Collateral.

(f) BINDING EFFECT. This Agreement shall be binding upon Grantor and its successors and assigns, and shall inure to the benefit of MLBFS and its successors and assigns.

(g) HEADINGS. Captions and section and paragraph headings in this Agreement are inserted only as a matter of convenience, and shall not affect the interpretation hereof.

(h) GOVERNING LAW. This Agreement shall be governed in all respects by the laws of the State of
Illinois.

(i) SEVERABILITY OF PROVISIONS. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. Any provision of this
Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

(j) TERM. This Agreement shall become effective upon acceptance by MLBFS, and, subject to the terms hereof, shall continue in effect so long thereafter as either MLBFS shall be committed to advance funds or extend credit to Customer or there shall be any Obligations outstanding.

(k) COUNTERPARTS. This Agreement may be executed in one or more counterparts which, when taken together, constitute one and the same agreement.

(l) JURISDICTION; WAIVER. GRANTOR ACKNOWLEDGES THAT THIS AGREEMENT IS BEING ACCEPTED BY MLBFS IN PARTIAL CONSIDERATION OF MLBFS' RIGHT
AND OPTION, IN ITS SOLE DISCRETION, TO ENFORCE THIS AGREEMENT IN EITHER THE STATE OF ILLINOIS OR IN ANY OTHER JURISDICTION WHERE GRANTOR OR ANY COLLATERAL FOR THE OBLIGATIONS MAY BE LOCATED.
GRANTOR IRREVOCABLY SUBMITS ITSELF TO JURISDICTION IN THE STATE OF ILLINOIS AND VENUE IN ANY STATE OR FEDERAL COURT IN THE COUNTY OF COOK FOR SUCH PURPOSES, AND GRANTOR WAIVES ANY AND ALL RIGHTS TO CONTEST SAID JURISDICTION AND VENUE AND THE CONVENIENCE OF ANY
SUCH FORUM, AND ANY AND ALL RIGHTS TO REMOVE SUCH ACTION FROM
STATE TO FEDERAL COURT. GRANTOR FURTHER WAIVES ANY RIGHTS TO
COMMENCE ANY ACTION AGAINST MLBFS IN ANY JURISDICTION EXCEPT IN
THE COUNTY OF COOK AND STATE OF ILLINOIS. MLBFS AND GRANTOR
HEREBY EACH EXPRESSLY WAIVE ANY AND ALL RIGHTS TO A TRIAL BY JURY
IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY EITHER OF
THE PARTIES AGAINST THE OTHER PARTY WITH RESPECT TO ANY MATTER RELATING TO, ARISING OUT OF OR IN ANY WAY CONNECTED WITH THE LOAN AGREEMENT, THIS AGREEMENT AND/OR ANY OF THE TRANSACTIONS WHICH
ARE THE SUBJECT MATTER OF THE LOAN AGREEMENT OR THIS AGREEMENT. GRANTOR FURTHER WAIVES THE RIGHT TO BRING ANY NON-COMPULSORY COUNTERCLAIMS.

(m) INTEGRATION. THIS WRITTEN AGREEMENT CONSTITUTES THE ENTIRE UNDERSTANDING AND REPRESENTS THE FULL AND FINAL AGREEMENT BETWEEN THE PARTIES WITH RESPECT TO THE SUBJECT MATTER HEREOF, AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR WRITTEN AGREEMENTS OR PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS OF THE PARTIES. NO AMENDMENT OR MODIFICATION OF THIS AGREEMENT SHALL BE EFFECTIVE UNLESS IN A WRITING SIGNED BY BOTH MLBFS AND GRANTOR.

IN WITNESS WHEREOF, this Agreement has been executed as of the day and year first above written.

BEHLMAN ELECTRONICS, INC.

By:________________________________________________________
     SIGNATURE (1)                                              SIGNATURE (2)


___________________________________________________________________
     Printed Name                              Printed Name


__________________________________________________________________
     Title                                                 Title















Accepted at Chicago, Illinois:

MERRILL LYNCH BUSINESS
FINANCIAL SERVICES INC.

By:______________________________










                              EXHIBIT A

ATTACHED TO AND HEREBY MADE A PART OF SECURITY AGREEMENT NO. 885-
07587 BETWEEN MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. AND
BEHLMAN ELECTRONICS, INC.

Locations of Tangible Collateral:

4532 Telephone Road
Suite 103
Ventura, CA 93003






MERRILL LYNCH                         LANDLORD'S SUBORDINATION
AGREEMENT

The undersigned LANDLORD is the record owner and lessor to ORBIT INTERNATIONAL CORP.
(''Tenant') of the real property commonly known as 80 Cabot Court, Hauppauge, NY 11788 (the
"Premises").

Landlord has been advised that MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. ("MLBFS") has or is about to lend moneys to, extend or continue to extend credit to or for the benefit of, or enter into another financial accommodation with, Tenant, or for the benefit of a third party based upon the credit and/or collateral of Tenant, and in connection therewith that Tenant has granted or is about to grant to MLBFS a security interest in, among other collateral, the following property of Tenant; to wit:

     all accounts receivable, equipment, inventory, removable trade fixtures and other tangible and intangible personal property now or hereafter owned by Tenant ("MLBFS' Collateral").

Among other conditions thereof, MLBFS has required that Landlord execute and deliver this
Agreement.

Accordingly, and for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Landlord hereby agrees as follows:

1. Landlord hereby subordinates for the benefit of MLBFS, and with respect to all present and future obligations of or secured by Tenant to MLBFS, any right or interest in MLBFS' Collateral which, but for this Agreement, would or might be prior to the security interests of MLBFS, as aforesaid;
and Landlord agrees so long as Tenant shall be obligated to MLBFS, it will not, without the prior consent of MLBFS, exercise any right under local law to levy or distrain upon any of MLBFS'
Collateral.

2. Landlord further agrees that in the event that MLBFS shall at any time seek to take possession of or remove all or any part of MLBFS' Collateral from the Premises, Landlord will not hinder the same or interfere or object thereto, and Landlord hereby consents to MLBFS' entry upon the
Premises for such purposes; provided, however, that: (i) any such removal shall be made during reasonable business hours; (ii) MLBFS shall not, without the prior written consent of Landlord, conduct any public or auction sale on the Premises; and (iii) MLBFS shall promptly at its expense repair any damage to the Premises directly caused by any such removal by MLBFS or its agents of
MLBFS' Collateral from the Premises.

This Agreement shall be binding upon and shall inure to the benefit of Landlord and it successors, assigns, heirs and/or personal representatives, as applicable, and MLBFS and its successors and assigns.

Dated as of January 28, 2003.

LANDLORD:

By:________________________________________________________
     SIGNATURE (1)                                              SIGNATURE (2)


___________________________________________________________________
     Printed Name                              Printed Name


__________________________________________________________________
     Title                                                 Title
,
  I

MERRILL LYNCH                         LANDLORD'S SUBORDINATION
AGREEMENT

The undersigned LANDLORD is the record owner and lessor to ORBIT INSTRUMENT OF CALIFORNIA, INC. ("Teriant") of the real property commonly known as 80 Cabot Court,
Hauppauge, NY 11788 (the "Premises").

Landlord has been advised that MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. ("MLBFS") has or is about to lend moneys to, extend or continue to extend credit to or for the benefit of, or enter into another financial accommodation with, Tenant, or for the benefit of a third party based upon the credit and/or collateral of Tenant, and in connection therewith that Tenant has granted or is about to grant to MLBFS a security interest in, among other collateral, the following property of Tenant; to wit:

     all accounts receivable, equipment, inventory, removable trade fixtures and other tangible and intangible personal property now or hereafter owned by Tenant ("MLBFS' Collateral").

Among other conditions thereof, MLBFS has required that Landlord execute and deliver this
Agreement.

Accordingly, and for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Landlord hereby agrees as follows:

1. Landlord hereby subordinates for the benefit of MLBFS, and with respect to all present and future obligations of or secured by Tenant to MLBFS, any right or interest in MLBFS' Collateral which, but for this Agreement, would or might be prior to the security interests of MILKS, as aforesaid;
and Landlord agrees so long as Tenant shall be obligated to MLBFS, it will not, without the prior consent of MLBFS, exercise any right under local law to levy or distrain upon any of MLBFS'
Collateral.

2. Landlord further agrees that in the event that MLBFS shall at any time seek to take possession of or remove all or any part of MLBFS' Collateral from the Premises, Landlord will not hinder the same or interfere or object thereto, and Landlord hereby consents to MLBFS' entry upon the
Premises for such purposes; provided, however, that: (i) any such removal shall be made during reasonable business hours; (ii) MLBFS shall not, without the prior written consent of Landlord, conduct any public or auction sale on the Premises; and (iii) MLBFS shall promptly at its expense repair any damage to the Premises directly caused by any such removal by MLBFS or its agents of
MLBFS' Collateral from the Premises.

This Agreement shall be binding upon and shall inure to the benefit of Landlord and it successors, assigns, heirs and/or personal representatives, as applicable, and MLBFS and its successors and assigns.

Dated as of January 28, 2003.

LANDLORD:

By:________________________________________________________
     SIGNATURE (1)                                              SIGNATURE (2)


___________________________________________________________________
     Printed Name                              Printed Name


__________________________________________________________________
     Title                                                 Title




MERRILL LYNCH                      COLLATERAL REMOVAL
AGREEMENT

The undersigned LANDLORD is the record owner and lessor to BEHLMAN ELECTRONICS, INC.
(''Tenant') of the real property commonly known as 4532 Telephone Road, Suite 105, Ventura, CA
93003 (the "Premises").

Landlord has been advised that MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. ("MLBFS") has or is about to lend moneys to, extend or continue to extend credit to or for the benefit of, or enter into another financial accommodation with, Tenant, or for the benefit of a third party based upon the credit and/or collateral of Tenant, and in connection therewith that Tenant has granted or is about to grant to MLBFS a security interest in, among other collateral, the following property of Tenant; to wit:

     all accounts receivable, equipment, inventory, removable trade fixtures and other tangible and intangible personal property now or hereafter owned by Tenant ("MLBFS' Collateral").

Among other conditions thereof, MLBFS has required that Landlord execute and deliver this
Agreement.

Accordingly, and for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Landlord hereby agrees that in the event that MLBFS shall at any time seek to take possession of or remove all or any part of MLBFS' Collateral from the Premises, Landlord will not hinder the same or interfere or object thereto, and Landlord hereby consents to MLBFS' entry upon the Premises for such purposes; provided, however, that: (i) any such removal shall be made during reasonable business hours; (ii) MLBFS shall not, without the prior written consent of Landlord, conduct any public or auction sale on the Premises; and (iii) MLBFS shall promptly at its expense repair any damage to the Premises directly caused by any such removal by MLBFS or its agents of
MLBFS' Collateral from the Premises.

This Agreement shall be binding upon and shall inure to the benefit of Landlord and it successors, assigns, heirs and/or personal representatives, as applicable, and MLBFS and its successors and assigns.

Dated as of January 28, 2003.

LANDLORD:

By:________________________________________________________
     SIGNATURE (1)                                              SIGNATURE (2)


___________________________________________________________________
     Printed Name                              Printed Name


__________________________________________________________________
     Title                                                 Title


MERRILL LYNCH                         LANDLORD'S SUBORDINATION
AGREEMENT

The undersigned LANDLORD is the record owner and lessor to BEHLMAN ELECTRONICS, INC.
("Tenant") of the real property commonly known as 80 Cabot Court, Hauppauge, NY 11788 (the
"Premises").

Landlord has been advised that MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. ("MLBFS") has or is about to lend moneys to, extend or continue to extend credit to or for the benefit of, or enter into another financial accommodation with, Tenant, or for the benefit of a third party based upon the credit and/or collateral of Tenant, and in connection therewith that Tenant has granted or is about to grant to MLBFS a security interest in, among other collateral, the following property of Tenant; to wit:

     all accounts receivable, equipment, inventory, removable trade fixtures and other tangible and intangible personal property now or hereafter owned by Tenant ("MLBFS' Collateral").

Among other conditions thereof, MLBFS has required that Landlord execute and deliver this
Agreement.

Accordingly, and for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Landlord hereby agrees as follows:

1. Landlord hereby subordinates for the benefit of MLBFS, and with respect to all present and future obligations of or secured by Tenant to MLBFS, any right or interest in MLBFS' Collateral which, but for this Agreement, would or might be prior to the security interests of MLBFS, as aforesaid;
and Landlord agrees so long as Tenant shall be obligated to MLBFS, it will not, without the prior consent of MLBFS, exercise any right under local law to levy or distrain upon any of MLBFS~
Collateral.

2. Landlord further agrees that in the event that MLBFS shall at any time seek to take possession of or remove all or any part of MLBFS' Collateral from the Premises, Landlord will not hinder the same or interfere or object thereto, and Landlord hereby consents to MLBFS' entry upon the
Premises for such purposes; provided, however, that: (i) any such removal shall be made during reasonable business hours; (ii) MLBFS shall not, without the prior written consent of Landlord, conduct any public or auction sale on the Premises; and (iii) MLBFS shall promptly at its expense repair any damage to the Premises directly caused by any such removal by MLBFS or its agents of
MLBFS' Collateral from the Premises.

This Agreement shall be binding upon and shall inure to the benefit of Landlord and it successors, assigns, heirs and/or personal representatives, as applicable, and MLBFS and its successors and assigns.
Dated as of January 28, 2003.

LANDLORD: ___________________________________________________________________


By: _________________________________________________________________________
     (Signature 1)        (Signature 2)


_____________________________________________________________________________
___________
     (Printed Name)       (Printed Name)


_____________________________________________________________________________
___________
     (Title)              (Title)






PLEASE FURNISH THIS FORM TO YOUR INSURANCE AGENT, OR FILL IN YOUR
AGENTS NAME, ADDRESS AND PHONE NUMBER, SIGN AND RETURN THE FORM,
AND WE WILL DIRECTLY REQUEST THE REQUIRED CERTIFICATE OF
INSURANCE,

CUSTOMER'S INSURANCE AGENT:
(Name, address & phone #)

     ______________________________

     ______________________________
_
     ______________________________

     ______________________________

     ______________________________


In connection with one or more credit facilities from MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC. ("MLBFS") to or for the benefit of ORBIT
INTERNATIONAL CORP. ("Customer"), you are hereby authorized and directed by Customer to provide and maintain the following policies of insurance for the benefit of MLBFS at the expense of Customer, and to FURNISH TO MLBFS A CERTIFICATE OF EACH POLICY of insurance and, not later than 10 days prior to expiration, a certificate of EACH RENEWAL POLICY, as follows:

PROPERTY DAMAGE INSURANCE

(a) PROPERTY DAMAGE INSURANCE with all risk clauses on the contents located at 80 Cabot Court,
Hauppauge, NY 11788 and all Additional Locations of Tangible Collateral (the "Business
Personal Property").

(b) MLBFS should be named as Loss Payee on the Business Personal Property and the policy must include a LENDER'S LOSS PAYABLE ENDORSEMENT in favor of MLBFS.

(c) MLBFS must receive NOT LESS THAN 30 DAYS PRIOR WRITTEN NOTICE OF ANY CANCELLATION or material modification.

Each certificate should be mailed to MLBFS as follows:

     MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC.
     222 NORTH LASALLE STREET, 17TH FLOOR
     CHICAGO, IL 60601


Very truly yours,

ORBIT INTERNATIONAL CORP.


By:
_____________________________________________________________________________
__
     Signature (1)          Signature (2)

_____________________________________________________________________________
_____
     Printed Name           Printed Name

_____________________________________________________________________________
_____
     Title                  Title




    Private Client Group
    Merrill Lynch Business
    Financial Services Inc.
    222 North LaSalle Street
    17th Floor
    Chicago, Illinois 60601
    (312) 499-3121
    FAX: (312) 201-0210
MERRILL LYNCH


                                   January 28, 2003

Mr. Mitchell Binder
Orbit International Corp.
80 Cabot Court
Hauppauge, NY 11788

                                                             Re: WCMA LINE OF
CREDIT APPROVAL

Dear Mr. Binder,

As I believe you know, we have approved the request of Orbit International Corp. ("Customer") for a WCMA Line of Credit upon the terms and conditions set forth in the enclosed documents ("Loan
Documents").

For your information, the following are some of the principal terms of the approval:

     MAXIMUM WCMA LINE OF CREDIT: An amount Equal to the lesser of. (A) $2,000,000.00, or (B) 80% of Customer's Accounts and Chattel Paper, as shown on its regular books and records (excluding Accounts over 90 days old, Accounts directly or indirectly due from any person or entity not domiciled in the United States , Accounts arising out of bonded jobs, retainage or from any shareholder, officer or employee of Customer or any affiliated entity), and 50% of raw material Customer's Inventory as shown on its regular books and records up to a maximum of $750,000.

     WCMA INTEREST RATE: Variable at a per annum rate equal to the sum of 2.75% plus the one-month LIBOR (as published in The Wall Street Journal, based upon actual days elapsed over a 360-day year.

     INITIAL EXPIRATION DATE: January 31, 2004 (subject to renewal annually thereafter).

     ANNUAL WCMA LINE FEE: $15,000.00.

Please refer to the Loan Documents for a complete statement of the terms.

In addition to conditions set forth in the Loan Documents, our approval is subject to:

(a) The payment by Customer of an amount equal to the greater of the cost of all Uniform
Commercial Code filing and search fees and expenses incurred by MLBFS in connection with the verification, perfection or preservation of MLBFS' rights thereunder or $175.00 (the "Search
Deposit') to cover the cost of all Uniform Commercial Code filing and search fees and expenses
(including tax searches) incurred by MLBFS in connection with the verification, perfection or preservation of MLBFS' rights thereunder. To the extent the Search Deposit has not been received by MLBFS, Customer hereby authorizes MLBFS, at its option, to either cause the Search Deposit or any remaining outstanding balance thereof to be paid on the Activation Date with a WCMA
Loan, or invoice Customer for such Line Fee (in which event Customer shall pay said fee within 5
Business Days after receipt of such invoice).

(b) The valid subscription and continued maintenance by Customer of a Working Capital
Management Account with Merrill Lynch, Pierce, Fenner and Smith Incorporated for use in connection with the WCMA Line of Credit, which subscription and maintenance shall be evidenced on Merrill Lynch's computer system.

(c) Our receipt of all of the Loan Documents together with any additional documents contemplated thereby or otherwise reasonably required by us, all of which shall be duly executed and, if applicable, recorded, and all of which shall be in form and substance satisfactory to us.

(d) Acceptance by us in writing of the executed Loan Documents at our office in Chicago after review and a final determination by us of the consistency of the Loan Documents with our original internal credit approval. (Without limiting the foregoing, it should be understood that prior to such acceptance we are not bound by any clerical or other errors in or omissions from the Loan
Documents.)

(e) Our continuing satisfaction with the financial condition of Customer and each guarantor of
Customer's obligations to us.

(f) There not occurring any event which under the terms of the Loan Documents would constitute a Default.

(g) Evidence satisfactory to us of the perfection and priority of any liens required by us in the Loan
Documents.

(h) Our receipt of a Certificate of Insurance satisfactory to us evidencing a policy or policies of physical damage insurance on the tangible collateral described in the Loan Documents, AND
PROVIDING THAT LOSSES SHALL BE PAYABLE TO US AS OUR INTERESTS MAY APPEAR PURSUANT TO A
LENDER'S LOSS PAYABLE ENDORSEMENT, AND THAT WE SHALL RECEIVE NOT LESS THAN 10 DAYS PRIOR
NOTICE OF ANY CANCELLATION OR MATERIAL AMENDMENT.

(i) Our receipt and satisfaction with a payoff letter from Rosenthal & Rosenthal, Inc. setting forth:
(i) a payoff balance as of a specified date; (ii) a per them interest charge;
(iii) wire transfer
instructions; and (iv) a statement that upon receipt of the payoff amount said bank will terminate all of its liens and security interests on Customer's assets, and remit stamped copies of UCC termination
Statements and/or other appropriate evidence of such termination to us. A form of payoff letter is enclosed.

IN ADDITION TO THE FOREGOING, OUR APPROVAL IS SUBJECT TO OUR RECEIPT (WHERE APPLICABLE) AND
SATISFACTION WITH THE FOLLOWING:

(1) FINANCIAL REFERENCE FROM ROSENTHAL & ROSENTHAL, INC.

(2) TRADE REFERENCE FROM KORRY ELECTRONICS, INC.;

(3) CUSTOMER REFERENCE FROM LOCKHEED MARTIN CORP.;

(4) INVENTORY REPORT DATED DECEMBER 31, 2002 WITH BREAKOUT OF RAW MATERIALS, WORK-IN-
PROGRESS AND FINISHED GOODS;

(5) VISIT BY MLBFS REPRESENTATIVE PRIOR TO FUNDING;

(6) MLBFS WILL REQUIRE PRE-FUNDING COLLATERAL AUDIT BY AUDITOR ACCEPTABLE TO MLBFS; THE
COST OF THE SUBJECT AUDIT WILL BE THE SOLE RESPONSIBILITY OF THE CUSTOMER;

(7) A BREAKOUT OF STOCK OWNERSHIP GREATER THAN 5%; AND

(8) A CERTIFICATE OF GOOD STANDING FROM THE SECRETARY OF STATE, DELAWARE FOR THE ORBIT
INTERNATIONAL CORP.

Our approval will remain open subject to said conditions until February 26, 2003, after which time it shall be void.

Note that the Loan Documents require an initial WCMA Line Fee of $15,000.00. This fee will be charged to Customer's WCMA Account after the Loan Documents have been executed and returned to us. Note further that under the terms of the Loan Documents Customer is responsible for UCC filing and search fees and expenses and any taxes in connection with the Loan Documents and/or such filing.

In addition to such Line Fee the Loan Documents require Customer to pay or reimburse MLBFS for the cost of all Uniform Commercial Code filing and search fees and expenses incurred by
MLBFS in connection with the verification, perfection or


preservation of MLBFS' rights thereunder. To which extent, an initial money deposit of $175.00 is hereby requested. Upon receipt of this deposit, MLBFS will conduct or have conducted lien, tax, litigation and other related searches of the proposed borrower and any business entity providing collateral. This deposit will be applied to Search Deposit, as hereinafter described.

To assist you in completing the Loan Documents, we have affixed a "Sign Here" sticker to each page requiring a signature, and have penciled an "x" in front of each signature line.

In order to minimize signature requirements, we normally seek only one copy of each of the Loan
Documents. After the WCMA Line of Credit has been activated, we will return a fully executed duplicate copy for your records.

Although we will endeavor to make the WCMA Line of Credit available as soon as feasible after the conditions of our approval have been met, there may be system delays of up to several days until actual availability. Accordingly, we suggest that you contact us prior to your initial use of the
WCMA line.

If you have any questions about our approval or the structure or terms of the facility, please call
Steven Anderson at 312/499-3177. If you have any questions about the Loan Documents, please call me at (312) 499-3121.

Very truly yours,

MERRILL LYNCH BUSINESS
FINANCIAL SERVICES INC.

By: _________________________________________
     Tanya Y. Igess
     Documentation Manager

cc:                                                               Mr. Wayne J
Dedrick
  Steven Anderson


JANUARY 28, 2003

To: ROSENTHAL & ROSENTHAL, INC.

ATTENTION: __________________________________


PHONE NUMBER: _____________________________


Ladies and Gentlemen:

You are hereby authorized and directed to furnish to MERRILL LYNCH BUSINESS FINANCIAL SERVICES INC., 222 NORTH LASALLE STREET, 17TH FLOOR, CHICAGO, IL 60601 ("MLBFS"):

1. A payoff letter in the form attached hereto setting forth the amounts necessary to pay off all loans and obligations of the undersigned to you and the other information set forth on said form;
and

2. Such information about the undersigned's loans and obligations, credit history and the relationship between you and the undersigned as may be requested by MLBFS.

If and when all of the undersigned's said loans and obligations have been fully paid and satisfied, please forward LICC and/or other applicable lien terminations directly to MLBFS.

Very truly yours,

ORBIT INTERNATIONAL CORP.


By: ___________________________________________________


Title: __________________________________________________





                     ROSENTHAL & ROSENTHAL, INC.
                            PAYOFF LETTER



                                Date: _________________

Merrill Lynch Business Financial Services Inc.
222 North LaSalle Street, 17th Floor
Chicago, IL 60601

Ladies and Gentlemen:

In accordance with the request of ORBIT INTERNATIONAL CORP. ("Customer"), the following are the amounts necessary to fully pay off all loans and other obligations of Customer to ROSENTHAL & ROSENTHAL, INC.:

Loan No(s): _________________________________________________________

Balance of Principal & Interest as of __________, 2003: $_______________

Per Diem Interest: $________________

Funds to pay off said loan(s) should be wire transferred to:

ROSENTHAL & ROSENTHAL, INC.

     Bank's Address:_________________________________________

     ______________________________________________________


     Routing #:______________________________________________


     Account Name:__________________________________________


     Account #:______________________________________________


     Attention:_______________________________________________


     Phone #:________________________________________________

Upon our receipt of the above-referenced wire transfer, all security interests, mortgages, deeds of trust and other liens or
encumbrances that we may have with respect to property of Customer and/or
___________________            (collectively the "Loan Parties") will
immediately
terminate and cease to be effective. We shall not at any time after the date hereof take or authorize any action to be taken which would continue or amend such security interests which are to be so terminated and released.

We further agree that upon your request, we will execute and deliver to you such statements or other instruments or documents or take such action or actions from time to time as may be necessary and required in order to enable you to effectuate the terminations and releases of all security interests, mortgages, deeds of trust and other liens or encumbrances that we may have with respect to property of Customer or any Loan Party.

Very truly yours,

ROSENTHAL & ROSENTHAL, INC.


By:___________________________________________


Title:__________________________________________
     (Must be signed by an Officer)



MERRILL LYNCH                                    COMPLIANCE
CERTIFICATE

To:
  Merrill Lynch Business Financial Services Inc. ("MLBFS")
  222 North LaSalle Street
  17th Floor
  Chicago, IL 60601

The undersigned, on behalf of ORBIT INTERNATIONAL CORP. ("Customer"), hereby certifies to MLBFS that: (i) he/she is an officer authorized to execute and deliver this certificate on behalf of Customer, and is familiar with the business and financial condition of the Customer;
(ii) the financial statements delivered with this Certificate fairly present in all material respects the results of operations and financial condition of Customer; and (iii) to the best of my knowledge and belief, after reasonable investigation, each of the following statements is true and correct as of the date hereof: (a) no Event of Default, or event which with the giving of notice, passage of time, or both, would constitute and Event of Default, has occurred or is continuing,
(b) no material adverse change in the financial condition of Customer has occurred or is continuing, and (c) the attached annexations, which are hereby incorporated herein by reference, are accurate, true and correct, and do not fail to state any material fact known (or should have been known) to Customer which would, but for the lapse of time, make any such statement or calculation false in any respect.

DATE:____________________________


ORBIT INTERNATIONAL CORP.


By:________________________________________________________________
     SIGNATURE (1)          SIGNATURE (2)


___________________________________________________________________
     Printed Name                                              Printed Name


___________________________________________________________________
     Title                  Title


                   INSTRUCTIONS: IN ACCORDANCE WITH THE TERMS OF THE LOAN AGREEMENT (TO WHICH THIS ORIGINAL FORM OF
                   COMPLIANCE CERTIFICATE IS ATTACHED AS EXHIBIT B), THIS COMPLIANCE CERTIFICATE AND THE ATTACHED
                   ANNEXATIONS MUST BE COMPLETED BY YOU WITHIN 45 DAYS AFTER THE CLOSE OF EACH FISCAL QUARTER. MLBFS
                   EXPECTS YOU TO MAKE COPIES OF THIS ORIGINAL FORM OF COMPLIANCE CERTIFICATE AND SEND THEM TO MLBFS WITHOUT
                   NOTIFICATION OR REMINDER. ADDITIONAL COPIES WILL BE PROVIDED TO YOU UPON REQUEST.
I

                  FIXED CHARGE COVERAGE RATIO ANNEX
       TO COMPLIANCE CERTIFICATE (EXHIBIT B TO LOAN AGREEMENT)

Customers "Fixed Charge Coverage Ratio" shall at all times exceed 1.5 to 1. For purposes hereof, "Fixed Charge Coverage Ratio" shall mean the ratio of: (a) income before interest
(including payments in the nature of interest under capital leases), taxes, depreciation, amortization, and other non-cash charges, minus any internally financed capital expenditures, to
(b) the sum of the aggregate principal and interest paid or accrued, the aggregate rental under capital leases paid or accrued, any dividends and other distributions paid or payable to shareholders, and taxes paid in cash; all as determined on a trailing 12-month basis as set forth in
Customer's regular quarter financial statements prepared in accordance with GAAP.

As of__________________(insert quarter-end date):

Net after-tax income
             $________________
taxes (+)          $________________
interest (+)       $________________
depreciation (+)      $________________
amortization (+)      $________________
other non-cash charges (+)
             $________________
Internally financed capital expenditures (-)
             $________________

(a) Total EBITDA (=)
$__________________
 principal and interest $___________
 rents under capital leases (+)
 $________________
 div./distr. to owners (+)
$________________
 taxes paid in cash (+) $___________
(b) Total fixed charges (=)
$__________________

Fixed Charge Coverage Ratio (a/b) _________to 1.


                              In Compliance? Yes No




                   TOTAL DEBT TO EBITDA RATIO ANNEX
       TO COMPLIANCE CERTIFICATE (EXHIBIT B TO LOAN AGREEMENT)

Customer's "Total Debt to EBITDA Ratio" shall not at any time exceed 2.5 to 1. For purposes hereof, "Total Debt to EBITDA Ratio" shall mean the ratio of (a) all debt for borrowed money including all outstanding and unused availability under any revolving credit facility, and including debt to MLBFS, to (b) income before interest (including payments in the nature of interest under capital leases), taxes, depreciation, amortization, and other non-cash charges; all as determined on a trailing 12-month basis as set forth in Customer's regular quarter financial statements prepared in accordance with GAAP.

As of ______________(insert quarter-end date):

(a) total debt for borrowed money
  $______________

  Net after-tax income $______________
  TAXES (+)         $______________
  INTEREST (+)      $______________
  DEPRECIATION (+)       $______________
  AMORTIZATION (+)       $______________
  other non-cash charges (+)
$______________
(b) EBITDA (=)
  $_____________


Total Debt to EBITDA Ratio (a/b)________ to 1.

                              In Compliance? Yes No




                   BORROWING BASE CALCULATION ANNEX
    TO BORROWING BASE CERTIFICATE (EXHIBIT B-1 TO LOAN AGREEMENT)

As set forth in the Loan Agreement, the "Maximum WCMA Line of Credit" shall mean, as of any date of determination thereof, an amount Equal to the lesser of-. (A) $2,000,000.00, or (B)
80% of Customer's Accounts and Chattel Paper, as shown on its regular books and records
(excluding Accounts over 90 days old, Accounts directly or indirectly due from any person or entity not domiciled in the United States , Accounts arising out of bonded jobs, retainage or from any shareholder, officer or employee of Customer or any affiliated entity), and 50% of raw material Customer's Inventory as shown on its regular books and records up to a maximum of
$750,000.00.

As of _________________(insert quarter-end date):


ACCOUNTS RECEIVABLE
     1 .Beginning Gross Accounts Receivable       $____________
     2.Add: New Sales         $____________
     3.Less: Collections (payments received)      $(___________)
     4.Less: Adjustments      $(___________)
     5.Ending Gross Accounts Receivable      $____________
     6.Less: Exclusions from A/R Borrowing Base:  $____________
     7.Accounts over 90 days old   $____________
     8.Accounts due from a shareholder, officer or employee of
        Customer, Business Guarantor(s) or any affiliate(s)
      $____________
     9.Accounts directly or indirectly due from any person or entity not domiciled in the United States
$____________
     10. Accounts arising out of bonded jobs, retainage
                                   $____________
     11. Other (as defined by MLBFS)             $____________
     12. TOTAL EXCLUDED A/R         $(___________)
     13. Eligible Accounts Receivable
$____________
     14. Advance rate on Accounts Receivable                                80%
     15. AVAILABILITY ON ACCOUNTS RECEIVABLE
$____________

INVENTORY
  1 . Ending Inventory
$____________
  2. Less: Exclusions from Inventory Borrowing Base:
  3. Other (as defined by MLBFS)    $_____________
  4. TOTAL EXCLUDED INVENTORY       $(___________)
  5. Eligible Inventory
$____________
  6. Advance Rate on Inventory             50%
  7. AVAILABILITY ON INVENTORY
$____________

TOTAL COLLATERAL BORROWING BASE AVAILABLE
$____________



                                                  Exhibit 23

INDEPENDENT AUDITOR'S CONSENT

To the Board of Directors
Orbit International Corp. and Subsidiaries


We hereby consent to the incorporation by reference in Registration Number 333-25979 on Form
S-8 of our report dated February 28, 2003, on the consolidated balance sheet of Orbit International
Corp. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, which appear in the
December 31, 2002 annual report on Form 10-KSB of Orbit International Corp.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 28, 2003



                                                  Exhibit 99 (a)

                      CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002, that:
     (1) the Annual Report on Form 10-KSB for the year ended December 31, 2002 (the
"Annual Report") which this statement accompanies fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated: March 28, 2003
                                 /s/ Dennis Sunshine
                                 Dennis Sunshine
                                 Chief Executive Officer

                                                  Exhibit 99 (b)

                      CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. section 1350, as enacted by section 906 of the Sarbanes-Oxley Act of 2002, that:
     (1) the Annual Report on Form 10-KSB for the year ended December 31, 2002 (the
"Periodic Report") which this statement accompanies fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated: March 28, 2003
                                 /s/ Mitchell Binder
                                 Mitchell Binder
                                   Chief Financial Officer