Form 10QSB
period 2003-03-31
ORBIT INTERNATIONAL CORP
filed 2003-05-15
CIK 74818

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, DC  20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE  ACT  OF  1934
For the quarterly period ended 	      March 31, 2003
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from 			 to
Commission file number 			0-3936

Orbit International Corp.
(Exact name of small business issuer as specified in its charter)
Delaware					      11-1826363
(State or other jurisdiction      (I.R.S. Employer Identification
 incorporation or organization)	  Number)
80 Cabot Court, Hauppauge, New York			11788
(Address of principal executive offices			    (Zip Code)
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
Yes ___   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

May 13, 2003     	                   	2,171,861
Transitional Small Business Disclosure Format (check one): Yes___ No_X_











INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
Orbit International Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted
in the United States of America, the balance sheet as of December 31, 2002, and the related consolidated statements of operations, cash flows, and changes in stockholders= equity for the year then ended (not presented herein); and in our report dated February 28, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated, in all material
respects, in relation to the balance sheet from which it has been derived.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York



May 7, 2003







PART I - FINANCIAL INFORMATION


Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


   March 31,     December
31,
         				           2003            2002
           							  (unaudited)

ASSETS

Current assets:

 Cash and cash equivalents............... 	 $ 1,228,000    $ 2,022,000
 Investments in marketable securities....     		 3,000          3,000
 Accounts receivable (less allowance for
  doubtful accounts).....................    	   1,907,000      1,355,000
 Inventories ............................    	   7,373,000	7,109,000
 Other current assets....................            128,000        154,000
 Deferred tax assets.....................		      75,000         75,000

   Total current assets..................   	  10,714,000     10,718,000

Property and equipment - at cost,
  less accumulated depreciation and
  amortization...........................     	     198,000        218,000

Goodwill.................................      	     868,000        868,000

Other assets............................		     773,000        853,000
Deferred tax assets.....................		     275,000	  275,000


 TOTAL ASSETS............................ 	 $12,828,000    $12,932,000






See accompanying notes.












ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)


               March 31,
December 31,
          	           2003
2002
        (unaudited)

LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:

 Current portion of long-term obligations.. 		$   187,000    $
201,000
 Accounts payable..........................  		  1,505,000
1,048,000
 Accrued expenses..........................    		    933,000
1,029,000
 Notes payable.............................   		       -
766,000
 Deferred income...........................    		     85,000
85,000
 Customer advances.........................                  -
47,000
 Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations...............................    		    550,000
555,000

Total current liabilities........         		  3,260,000
3,731,000

Deferred income............................   		    748,000
769,000

Long-term obligations......................   		    139,000
173,000

   Total liabilities.......................  		  4,147,000
4,673,000

STOCKHOLDERS= EQUITY



Common stock - $.10 par value..............  		    314,000
313,000
Additional paid-in capital................. 		 24,183,000
24,168,000
Accumulated deficit........................            (5,966,000)
(6,372,000)
 18,531,000
18,109,000
Treasury stock, at cost....................	       (9,850,000)
(9,850,000)
Total stockholders= equity.............. 		        8,681,000
8,259,000


TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY  		$12,828,000
$12,932,000






See accompanying notes.








ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)



                         		Three Months Ended
                                         March 31,
    2003	          2002

Net sales...........          $ 4,321,000       $ 4,088,000

Cost of sales.......            2,552,000         2,531,000

Gross profit........            1,769,000         1,557,000


Selling, general and
 administrative
 expenses...........            1,396,000         1,305,000
Interest expense....                7,000            21,000
Investment and
 other income, net..             ( 40,000)         ( 36,000)
Income before


 income tax 	                406,000           267,000

Income tax 			             -                 -___

NET INCOME...                	  $ 406,000         $ 267,000

Net income per
common share:

     Basic.............       $    .19            $   .13
     Diluted...........       $    .17            $   .12











See accompanying notes.












                       ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2003          2002

Cash flows from operating activities:
 Net income ................................... $  406,000     $ 267,000
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization...............     21,000        18,000
   Deferred income.............................    (21,000)      (21,000)
Changes in operating assets and liabilities:
   Accounts receivable........................    (552,000)         -
   Inventories................................    (264,000)     (420,000)
   Other current assets........................     26,000      ( 46,000)


   Other assets................................     80,000         6,000
   Accounts payable............................    457,000       221,000
   Accrued expenses............................    (96,000)      (23,000)
   Customer advances...........................    (47,000)       23,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations.................................     (5,000)       (4,000)
Net cash provided by
  operating activities.........................      5,000        21,000

Cash flows (used in) investing activities:
 Purchases of property and equipment..              (1,000)       (8,000)




(continued)





















ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)




                                                   Three Months Ended
                                                        March 31,
                                                   2003         2002

Cash flows from financing activities:

 Repayments of long-term debt................     (48,000)     (51,000)
 Net borrowings (repayments) of note payable.    (766,000) 	    25,000


 Proceeds from exercise of stock options.....      16,000          -__
 Net cash (used in) financing activities.....    (798,000)     (26,000)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS............................    (794,000)     (13,000)


Cash and cash equivalents - January 1........   2,022,000      745,000


CASH AND CASH EQUIVALENTS B March 31,........ $ 1,228,000    $ 732,000




Supplemental cash flow  information:

       Cash paid for:

       Interest..............................  $    7,000  $    21,000









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



The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending
December 31, 2003.

These consolidated statements should be read in conjunction with the Company=s financial statements for the fiscal year ended December 31, 2002 contained in the Company=s Form 10-KSB.

The Company has elected to apply Accounting Principles Board ("APB")
Opinion No. 25,
Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS")
No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share would have been as follows:

Net income - as reported	$406,000	$267,000

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects	3,000	-







(continued)


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (unaudited)
                                   (continued)

(NOTE 2) B Financing Arrangement:



In February 2003, the Company entered into a $2,000,000 credit facility with a commercial
lender secured by accounts receivable, inventory and machinery and equipment.
 The agreement will
continue from year to year thereafter unless sooner terminated for an event of default including compliance with financial covenants. Loans under the facility will bear interest equal to the sum of
2.75% plus the one-month London Inter-bank offer rate (1.30% at
 March 31, 2003). No amounts have
been borrowed under the credit facility.


(NOTE 3) - Income Per Share:

The following table sets forth the computation of basic and diluted income per common share:

   Three Months Ended
                   	        	  		        March 31,

                  			    2003        2002
Denominator:
 Denominator for basic
  Income per share -
  weighted-average common
  shares						      2,120,000    2,109,000
Effect of dilutive securities:
 Employee and directors
  stock options			        		  233,000	   108,000

Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion    		           		      2,353,000    2,217,000

The numerator for basic and diluted income per share for the three month periods ended March 31, 2003 and March 31, 2002 is the net income.



Options to purchase 26,159 and 293,820 shares of common stock were outstanding during the three
months ended March 31, 2003 and 2002, respectively, but were not included in the computation of
diluted earnings per share. The inclusion of these options would have been antidilitive due to the options= exercise prices being greater than the average market price of the Company's common shares during the
respective periods. The exercise prices for these options range from
 $4.50 to $9.00 for March 31, 2003
and from $3.625 to $9.00 for March 31, 2002.


(continued)





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)



(NOTE 4) - Cost of Sales:

     For interim periods, the Company estimates its inventory and related gross profit.


(NOTE 5) - Inventories:


     Inventories are comprised of the following:

                                   March 31	   December 31,
                                     2003             2002



Raw Materials..............      $ 3,834,000      $ 3,665,000
Work-in-process............        3,097,000        3,020,000
Finished goods.............          442,000          424,000
                TOTAL		   $ 7,373,000      $ 7,109,000



(NOTE 6)  -  Business Segments:


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


The following is the Company=s business segment information for the three month periods ended March 31, 2003 and 2002.






(continued)




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(unaudited)
(continued)



          		   	  Three Months Ended
                           		       March 31,
       	      		 2003          2002

Net sales:
   Electronics.......		   $ 2,363,000   $ 2,920,000
   Power Units.......
Domestic....... 	           1,822,000     1,110,000
Foreign........	             136,000        58,000

   Total Power Units.	           1,958,000     1,168,000
Total	  	         $ 4,321,000   $ 4,088,000

 Income (loss) from
operations:
   Electronics.........          $   325,000    $  726,000
   Power Units.........              292,000      (252,000)
General corporate
  expenses not
  allocated    ........             (244,000)     (222,000)
Interest expense.......	              (7,000)      (21,000)
Investment and other
  income............... 	        40,000        36,000
Income before
  income taxes ......              $ 406,000     $ 267,000



(NOTE 7)  -  Goodwill and Other Intangible Assets:



Effective January 1, 2002, Orbit adopted Statement of Financial Accounting Standards (ASFAS@) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2002, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.


(Note 8)  -	 Income Taxes:

There was no provision for income taxes during the quarters ended March 31, 2003 and 2002, respectively, due to the utilization of federal and state net operating loss carryforwards.




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


No. 142, AGoodwill and Other Intangible assets@.  Under the provisions of
 SFAS 142, the cost
of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first quarter of 2002 and then on an annual basis thereafter.
 During the
first quarter of 2003, the Company determined that there was no impairment to its goodwill and other intangible assets.





Material Changes in Results of Operations


Three month period ended March 31, 2003 v. March 31, 2002

The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design, manufacture and sale of electronic components and subsystems (the AElectronics Segment@). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the APower Units Segment@).

Consolidated net sales for the three month period ended March 31, 2003 increased by
5.7% to $4,321,000 from $4,088,000 for the three month period ended
 March 31, 2002
principally due to 68% higher sales recorded from its Power Units Segment that was partially offset by 19% lower sales recorded by its Electronics Segment.

Gross profit, as a percentage of sales, for the three months ended
 March 31, 2003
increased to 40.9% from 38.1% for the three month period ended
 March 31, 2002.  This
increase resulted from a higher gross profit realized by the Power Units
 Segment due
principally to an increase in this segment=s sales and product mix that was partially offset by a
lower gross profit from the Company=s Electronics Segment due principally to a decrease in the segment=s sales for the quarter.

Selling, general and administrative expenses increased to $1,396,000 for the three month period ended March 31, 2003 from $1,305,000 for the three month period ended
March 31, 2002.  Selling, general and administrative expenses, as a percentage of sales, for
the three month period ended March 31, 2003 increased to 32.3% from 31.9% for the three month period ended March 31, 2002 principally due to increased expenses that was partially
offset by higher sales during the current period.

Interest expense for the three month period ended March 31, 2003 decreased to $7,000 from $21,000 for the three months ended March 31, 2002 principally due to the payoff of the
outstanding balance under the Company=s credit facility with an asset-based lender and lower interest rates. This credit facility was replaced by a new facility with a commercial
 lender in
the first quarter of 2003.

Investment and other income for the three month period ended March 31, 2003 slightly increased to $40,000 from $36,000 for the three month period ended March 31, 2002.







Net income for the three month period ended March 31, 2003 increased to
 $406,000
from $267,000 for the three month period ended March 31, 2002 principally due to the
increase in sales from the Company=s Power Units Segment.


Material Change in Financial Condition


Working capital increased to $7,454,000 at March 31, 2003 compared to
$6,987,000
at December 31, 2002. The ratio of current assets to current liabilities increased to 3.29 to 1 at March 31, 2003 from 2.87 to 1 at December 31, 2002.

Net cash provided by operations for the three month period ended
 March 31, 2003 was
$5,000, primarily attributable to the net income for the period and an increase in accounts payable that was partially offset by an increase in accounts receivable and inventory. Net cash provided by operations for the three month period ended March 31, 2002 was $21,000,
primarily attributable to the net income for the period, an increase in customer advances and
accounts payable that was partially offset by the increase in inventories.

Cash flows used in investing activities for the three month period ended
 March 31,
2003 was $1,000, attributable to the purchases of property and equipment.
 Cash flows used in
investing activities for the three month period ended March 31, 2002 was $8,000, attributable to the purchases of property, plant and equipment.

Cash flows used in financing activities for the three month period ended
 March 31,
2003 was $798,000, primarily attributable to the repayments of long-term debt.
  Cash flows
used in financing activities for the three month period ended March 31, 2002 was $26,000, primarily attributable to repayments of debt that was partially offset by the proceeds from debt.

In January 2001, the Company closed on a a $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the
Company.  In October 2001, the credit facility from the asset-based lender was increased to
$1,500,000. The agreement continued until February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The new agreement will continue from
year to year thereafter until sooner terminated for an event of default including compliance
with certain financial ratios. Loans under the terminated facility did bear interest at the prime rate of the Chase Manhattan Bank (4.25% at March 31, 2003) plus 1.75% per annum. Loans under the new facility bear interest equal to the sum of 2.75% plus the one-month London Inter-bank
Offer rate (1.30% at March 31, 2003).
The Company=s contractual obligations and commitments are summarized as follows:









  	    Less than  	1-3	     4-5
After 5
Obligation		    Total	     1 Year	     Years	    Years
Years

Long-term debt       $276,000	    $176,000    $100,000      -
-

Capital lease
   Obligations	     50,000       10,000      30,000    10,000

Operating leases    4,356,000	     410,000   1,238,000   871,000
1,837,000

Other obligations     550,000      550,000       -		-		-

Total contractual
    obligations    $5,232,000   $1,146,000  $1,368,000  $881,000   $1,837,000

The Company=s existing capital resources, including its bank credit facilities, and its
cash flow from operations are expected to be adequate to cover the Company's cash
requirements for the foreseeable future.

Inflation has not materially impacted the operations of the Company.

Certain Material Trends

The Company=s Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit
 Segment and
shipments of these orders commenced in the third quarter of 2002 and are expected to continue for the remainder of 2003. However, the Company has experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a
result of current economic conditions.  The Company has also seen the flow of new orders
from its Electronics Segment running about comparable to the prior year.
 Although the
Segment is pursing several opportunities for reorders as well as new contract awards, the
Company has always found it difficult to predict the timing of such awards.

Despite the increase in military spending, the Company still faces a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so
that we can participate on these new programs.  In addition, these new contracts which require
incurring up-front design, engineering, prototype and pre-production costs. While the
Company attempts to negotiate contract awards for reimbursement of product development,
there is no assurance that sufficient monies will be set aside by its customers,
including the
United States Government, for such effort. In addition, even if the United States
 Government
agrees to reimburse development costs, there is still a significant risk of cost overrun which
may not be reimbursable.  Furthermore, once the Company has completed the design and pre-
production stage, there is no assurance that funding will be provided for future production.  In
such event, even if the Company is reimbursed its development costs it will not generate any significant profits.



The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income. The U.S. Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of
equipment.  Any further reductions in the level of military spending by the
 United States
Government and/or further reductions to the U.S. fleet could have a negative impact on the
Company=s future revenues and earnings.  In addition, due to major consolidations in the
defense industry, it has become more difficult to avoid dependence on certain customers for
revenue and income.  Behlman=s line of commercial products gives the
 Company some
diversity and the Orbit Instrument Division is has introduced certain of its products into commercial and foreign markets as well as to other Departments of Defense.

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

Item 4. Submissions of Matters to Vote of Security Holders

None

Item 5. Other Information
None

Item 6. Exhibits and Reports on form 8-K

(a) Exhibits
99.1 Certification of Dennis Sunshine pursuant to 18 U.S.C.
Section 1350.
99.2 Certification of Mitchell Binder pursuant to 18 U.S.C.
Section 1350.

(b) Reports on 8-K
Item 9. ARegulation FD Disclosure@ and Item 12. ADisclosure of Results and Financial Condition@. On May 8, 2003, the
Company issued a press release announcing its operating results for the first quarter ended March 31, 2003 and providing future guidance for its 2003 fiscal year.


1080:





SIGNATURES



     In accordance with the requirements of the Exchange Act,

the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT INTERNATIONAL CORP.
Registrant






Dated:   	May 15, 2003       		_/s/ Dennis Sunshine __
Dennis Sunshine, President,
Chief Executive Officer and


        Director



Dated:   	May 15, 2003       		_/s/ Mitchell Binder __
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


Date:   May 15, 2003                         _/s/_Dennis Sunshine__
      							Dennis Sunshine
Chief Executive Officer







































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


Date:   May 15, 2003                         /s/ Mitchell Binder
Mitchell Binder							                  Chief Financial Officer



































         Exhibit 99.1


    				 CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. ' 1350, as enacted by ' 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (the APeriodic Report@) which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	information contained in the Periodic Report fairly
presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated: May 15, 2003
/s/ Dennis Sunshine
Dennis Sunshine
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Orbit International Corp. and will be retained by Orbit International Corp. and furnished to the Securities and Exchange
Commission or its staff upon request.




















   	    Exhibit 99.2


     				 CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. ' 1350, as enacted by ' 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 (the APeriodic Report@) which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	information contained in the Periodic Report fairly
presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated: May 15, 2003
/s/ Mitchell Binder
Mitchell Binder
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Orbit International Corp. and will be retained by Orbit International Corp. and furnished to the Securities and Exchange
Commission or its staff upon request.