Form 10QSB
period 2003-06-30
ORBIT INTERNATIONAL CORP
filed 2003-08-14
CIK 74818

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE  ACT  OF  1934
  For the quarterly period ended           June 30, 2003
                                    OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES  EXCHANGE  ACT  OF  1934
  For the transition period from                to
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
                                     Yes ___   No ___

            APPLICABLE ONLY TO CORPORATE ISSUERS:

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  August 13, 2003                              2,738,159
  Transitional Small Business Disclosure Format (check one): Yes___ No_X_










                      INDEPENDENT ACCOUNTANT'S REPORT




  To the Board of Directors
  Orbit International Corp.


  We have reviewed the accompanying condensed consolidated balance sheet of Orbit
  International Corp. and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations and cash flows for the six-month periods ended
  June 30, 2003 and 2002. These financial statements are the responsibility of the
  Company's management.

  We conducted our reviews in accordance with standards established by the American
  Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted
  auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that
should   be
  made to the condensed consolidated financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the
  United States of America.

  We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of
December
31,
  2002, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the year then ended (not presented herein);
 and in
our
  report dated February 28, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying
  condensed consolidated balance sheet as of December 31, 2002, is fairly
stated,   in
  all material respects, in relation to the consolidated balance sheet from
which   it
  has been derived.



  GOLDSTEIN GOLUB KESSLER LLP
  New York, New York



  July 30, 2003





                      PART I - FINANCIAL INFORMATION


  Item 1.   FINANCIAL STATEMENTS

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 June 30,      December 31,
                                                   2003            2002
                                                (unaudited)

  ASSETS

  Current assets:

   Cash and cash equivalents...............     $   693,000    $ 2,022,000
   Investments in marketable securities....           3,000          3,000
   Accounts receivable (less allowance for
    doubtful accounts).....................       2,324,000      1,355,000
   Inventories ............................       7,381,000      7,109,000
   Other current assets....................         131,000        154,000
   Deferred tax assets.....................          75,000         75,000

     Total current assets..................      10,607,000     10,718,000

  Property and equipment - at cost,
    less accumulated depreciation and
    amortization...........................         197,000        218,000

  Goodwill.................................         868,000        868,000

  Other assets............................          869,000        853,000
  Deferred tax assets.....................          275,000        275,000


   TOTAL ASSETS............................     $12,816,000    $12,932,000





                          See accompanying notes.











                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (continued)


                                                    June 30,
 											December 31,
                                                      2003            2002
                                                  (unaudited)

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

   Current portion of long-term obligations..       $  175,000    $  201,000
   Accounts payable..........................        1,193,000     1,048,000
   Accrued expenses..........................        1,048,000     1,029,000
   Notes payable.............................            -           766,000
   Deferred income...........................           85,000        85,000
   Customer advances.........................             -           47,000
   Accounts payable, accrued expenses and
    reserves applicable to discontinued
    operations...............................          270,000       555,000

  Total current liabilities........                  2,771,000     3,731,000

  Deferred income............................          726,000       769,000

  Long-term obligations......................          103,000       173,000

     Total liabilities.......................        3,600,000     4,673,000

  STOCKHOLDERS' EQUITY

  Common stock - $.10 par value..............          373,000      313,000
  Additional paid-in capital.................       24,205,000   24,168,000
  Accumulated deficit........................       (5,512,000)  (6,372,000)
                                                    19,066,000   18,109,000
  Treasury stock, at cost....................       (9,850,000)  (9,850,000)
  Total stockholders' equity..............           9,216,000    8,259,000


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $12,816,000  $12,932,000






                          See accompanying notes.








                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)


               Six Months Ended          Three Months Ended
                                June 30,                  June 30,
             	        2003        2002              2003     2002


  Net sales...........  $ 8,714,000 $ 8,096,000  $ 4,393,000 $ 4,008,000

  Cost of sales.......    4,910,000   4,918,000    2,358,000   2,387,000

  Gross profit........    3,804,000   3,178,000    2,035,000   1,621,000

  Selling, general and
   administrative
   expenses...........    2,996,000   2,728,000    1,600,000   1,423,000
  Interest expense....        8,000      39,000        1,000      18,000
  Investment and
   other income, net..    (  63,000) (   70,000)    ( 23,000)   ( 34,000)
  Income before
   income tax.........      863,000     481,000      457,000     214,000

  Income tax..........        -         __-_ _         -           -____


  NET INCOME..........  $   863,000   $ 481,000    $ 457,000   $ 214,000

  Net income per
  common share: (a)

  Net income
       Basic.............$  .32     $   .18      $    .17      $  .08
       Diluted...........$  .29     $   .17      $    .15      $  .07


  (a) Retroactively restated to reflect a twenty-five percent(25%) stock dividend effective August 15, 2003.








                          See accompanying notes.














                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      2003           2002

  Cash flows from operating activities:
   Net income ................................... $  863,000     $  481,000
    Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
     Depreciation and amortization...............     41,000         36,000
     Deferred income.............................    (43,000)       (43,000)
  Changes in operating assets and liabilities:
     Accounts receivable........................    (969,000)       956,000
     Inventories................................    (272,000)      (427,000)
     Other current assets........................     23,000        (12,000)
     Other assets................................   ( 16,000)       (96,000)
     Accounts payable............................    142,000       (211,000)
     Accrued expenses............................     19,000         41,000
     Customer advances...........................    (47,000)       518,000
     Accounts payable, accrued expenses and
      reserves applicable to discontinued
      operations.................................   (285,000)       (13,000)
  Net cash (used in) provided by
    operating activities.........................   (544,000)     1,230,000

  Cash flows (used in) investing activities:
   Purchases of property and equipment..
  (20,000)       (24,000)




  (continued)





















                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                (continued)




                                                       Six Months Ended
                                                           June 30,
                                                     2003          2002

  Cash flows from financing activities:

   Repayments of long-term debt................     (96,000)      (94,000)
   Net repayments of note payable..............    (766,000)      (39,000)
   Proceeds from exercise of stock options.....      97,000           -__
   Net cash (used in) financing activities.....    (765,000)     (133,000)

  NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS............................  (1,329,000)    1,073,000


  Cash and cash equivalents - January 1........   2,022,000       745,000


  CASH AND CASH EQUIVALENTS - June 30 .........





 Supplemental cash flow information:

                                  Cash paid for:

         Interest..............................  $    8,000  $    39,000









                          See accompanying notes.








                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



  (NOTE 1)-Basis of Presentation:

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

The results of operations for the six and three months ended June 30, 2003, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.

    These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 2002 contained in the Company's Form 10-KSB.

    On July 29, 2003, the Board of Directors approved a twenty-five percent
(25%)
  stock dividend to shareholders of record on August 15, 2003.
The payable date
for
  the dividend will be August 29, 2003.  The stock dividend has been accounted
for   as
  a 5 for 4 stock split and all references to shares and per share amounts in the accompanying financial statements have been retroactively restated to reflect the stock dividend.

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











  (continued)




                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)



    							Six Months Ended
  										Three Months Ended
     											June 30,
      						   June 30,
    										   2003     2002
 							 2003      2002

  Net Income-as reported			$863,000  $481,000 $457,000 $214,000

  Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards,net of related tax effects        3,000   _  -_        -      -___

  Net Income - pro forma                 $860,000  $481,000 $457,000 $214,000
  Basic income per share-as reported      $  0.32  $  0.18   $ 0.17    $ 0.08

  Basic income per share-pro forma        $  0.32  $  0.18   $ 0.17    $ 0.08

  Diluted income per share-as reported    $  0.29  $  0.17   $ 0.15    $ 0.07

  Diluted income per share-pro forma
$  0.29  $  0.17   $ 0.15    $ 0.07


  (NOTE 2) - Financing Arrangement:

	In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery
and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including compliance with financial convenants. Loans under the facility will bear interest equal to the sum of 2.75% plus the one month London Inter-bank offer rate (1.12% at June 30, 2003). No amounts have been borrowed under the credit facility.


  (NOTE 3) - Income Per Share:

    The following table sets forth the computation of basic and diluted income per common share:







  (continued)





                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                         (continued)



                     		Six Months Ended        Three Months Ended
                                  June 30,                 June 30,
                                2003     2002           2003     2002
  Denominator:
   Denominator for basic
    Income per share -
    weighted-average common
    shares                  2,682,000  2,636,000   2,713,000  2,637,000
  Effect of dilutive securities:
   Employee and directors
    stock options             315,000    206,000     340,000    343,000

  Denominator for diluted
   income per share -
   weighted-average common
   shares and assumed
   conversion               2,997,000  2,842,000   3,053,000  2,980,000


    The numerator for basic and diluted income per share for the six and three month periods ended June 30, 2003 and June 30, 2002 is the net income.

    Options to purchase 111,450 and 90,413 shares of common stock were outstanding during the six and three months ended June 30, 2003, respectively, and options to purchase 31,034 and 28,951 shares were outstanding for the same periods ended June
  30, 2002, but were not included in the computation of diluted earnings per share.
  The inclusion of these options would have been antidilitive due to the options'
  exercise prices being greater than the average market price of the Company's common shares during the respective periods. The exercise prices for these options range from $4.06 to $7.20 for June 30, 2003 and from $3.74 to $7.20 for June 30,
2002.


  (NOTE 4) - Cost of Sales:

       For interim periods, the Company estimates its inventory and related gross profit.






  (continued)





                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                         (continued)


  (NOTE 5) - Inventories:


       Inventories are comprised of the following:

                                     June 30,       December 31,
                                       2003             2002

  Raw Materials..............      $ 3,838,000      $ 3,665,000
  Work-in-process............        3,100,000        3,020,000
  Finished goods.............          443,000          424,000
                  TOTAL            $ 7,381,000      $ 7,109,000



  (NOTE 6)  -  Business Segments:


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


    The following is the Company's business segment information for the six and three month periods ended June 30, 2003 and 2002.

                            Six Months Ended     Three Months Ended
                                  June 30,              June 30,

                             2003       2002    	2003       2002


  Net sales:
     Electronics.......   $ 4,576,000 $ 5,965,000  $2,213,000  $3,045,000
     Power Units.......
    Domestic.......         3,841,000   1,971,000   2,019,000     861,000
    Foreign........           297,000     160,000     161,000     102,000
    Total Power Units       4,138,000   2,131,000   2,180,000     963,000

     Total                $ 8,714,000 $ 8,096,000 $ 4,393,000 $ 4,008,000

  (contined)





                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                                (continued)



  Income (loss) from
  operations:
     Electronics.........    $ 722,000   $ 1,468,000    $ 397,000 $ 742,000
     Power Units.........      635,000      (601,000)     343,000  (349,000)
  General corporate
    expenses not
    allocated    ........     (549,000)     (414,000)   (305,000)  (195,000)
  Interest expense.......       (8,000)      (39,000)     (1,000)   (18,000)
  Investment and other
    income...............       63,000        67,000      23,000     34,000
  Income before
    income taxes ........  $   863,000    $  481,000 $   457,000  $ 214,000




  (NOTE 7)  -  Goodwill and Other Intangible Assets:

    Effective January 1, 2002, Orbit adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2002 and again in the first quarter of 2003, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.

  (NOTE 8)- Income Taxes

  There was no provision for income taxes during the six months ended June 30, 2003 and 2002, respectively, due to the utilization of federal and state net operating loss carryforwards.

















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






  Impairment of Goodwill

    The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets.
  If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization but must be reviewed for potential impairment on an annual basis. During the first quarter of 2003, the Company determined that there was no impairment to its goodwill and other intangible assets.


  Material Changes in Results of Operations

  Three month period ended June 30, 2003 v. June 30, 2002

    The Company currently operates in two industry segments.  Its Orbit
Instrument
  Division is engaged in the design and manufacture of electronic components
 and
subsystems
  (the "Electronics Segment").  Its Behlman subsidiary is engaged in the design
and   manufacture
  of commercial power units (the "Power Units Segment").

    Consolidated net sales for the three month period ended June 30, 2003
increased   by
  9.6% to $4,393,000 from $4,008,000 for the three month period ended June 30, 2002 principally due to 126% higher sales recorded from its Power Units Segment
that   was partially
  offset by 27% lower sales recorded by its Electronics Segment.

    Gross profit, as a percentage of sales, for the three months ended June 30, 2003 increased to 46.3% from 40.4% for the three months ended June 30, 2002. This increase resulted from a higher gross profit realized by the Power Units Segment due
principally   to an
  increase in the Segment's sales and to product mix.  The gross profit realized
by   the
  Electronics Segment for the three months ended June 30, 2003 did not
materially   change from
  the same period last year.

    Selling, general and administrative expenses for the three month period
ended   June 30,
  2003 increased to $1,600,000 from $1,423,000, or 12.4%, for the three month
period   ended
  June 30, 2002 principally due to higher selling costs incurred by the Power
Units   Segment and
  to higher corporate administrative costs.    Selling, general and
administrative   expenses, as a
  percentage of sales, for the three month period ended June 30, 2003 increased
to   36.4% from
  35.5% for the three month period ended June 30, 2002 principally due to the aforementioned costs that was partially offset by increased sales during the current period.

    Interest expense for the three month period ended June 30, 2003 decreased to
$1,000
  from $18,000 for the three month period ended June 30, 2002 principally due to the payoff
  of the outstanding balance under the Company's credit facility with an
asset-based   lender in
  the first quarter of 2003.



    Investment and other income for the three month period ended June 30, 2003 decreased to $23,000 from $34,000 for the three month period ended June 30,
2002
  principally due to a decrease in funds available for investment during the
current   period and
  due to lower interest rates.

    Net income for the three month period ended June 30, 2003 was $457,000 compared to net income of $214,000 for the three month period ended June 30, 2002
principally   due to
  the increase in sales from the Company's Power Units Segment.


  Six month period ended June 30, 2003 v. June 30, 2002

    Consolidated net sales for the six month period ended June 30, 2003
increased   by 7.6%
  to $8,714,000 from $8,096,000 for the six month period ended June 30, 2002
principally   due
  to 94.2% higher sales recorded from its Power Units Segment that was partially
offset   by
  23.3% lower sales recorded by its Electronics Segment.

    Gross profit, as a percentage of sales, for the six months ended June 30,
2003
  increased to 43.7% from 39.3% for the six month period ended June 30, 2002.
This   increase
  resulted from a higher gross profit realized by the Power Units Segment due
principally   to an
  increase in this Segment's sales and due to product mix that was partially
offset   by a lower
  gross profit from the Company's Electronics Segment due principally to a
decrease   in the
  Segment's sales for the period.

    Selling, general and administrative expenses for the six month period ended
June   30,
  2003 increased to $2,996,000 from $2,728,000, or 9.8%, for the six month
period   ended June
  30, 2002 principally due to higher selling costs incurred by both its
Electronics   and Power
  Units Segments and due to higher corporate administrative costs.  Selling,
general   and
  administrative expenses, as a percentage of sales, for the six month period
ended   June 30,
  2003 increased to 34.4% from 33.7% for the six month period ended June 30,
2002   principally
  due to the aforementioned costs and despite increased sales during the current period.

    Interest expense for the six month period ended June 30, 2003 decreased to $8,000 from $39,000 for the six month period ended June 30, 2002 principally due to
the   pay off of
  the outstanding balance under the Company's credit facility with an
asset-based   lender in the
  first quarter of 2003.

    Investment and other income for the six month period ended June 30, 2003 slightly decreased to $63,000 from $70,000 for the six month period ended
June 30, 2002
principally
  due to a decrease in funds available for investment during the current period
and   to lower
  interest rates.

    Net income for the six month period ended June 30, 2003 increased to
$863,000   from
  $481,000 for the six month period ended June 30, 2002 principally due to
higher   sales
  recorded from the Company's Power Units Segment and to improved gross profit.

  Material Change in Financial Condition

    Working capital increased to $7,836,000 at June 30, 2003 compared to $6,987,000 at December 31, 2002.  The ratio of current assets to current liabilities
increased   to 3.83 to
  1 at June 30, 2003 from 2.87 to 1 at December 31, 2002.


    Net cash used by operations for the six month period ended June 30, 2003 was $544,000, primarily attributable to an increase in accounts receivable and
inventories   and a
  decrease to accounts payable, accrued expenses and reserves applicable to discontinued
  operations that was partially offset by net income for the period and an
increase   in accounts
  payable.  Net cash provided by operations for the six month period ended June
30,   2002 was
  $1,230,000, primarily attributable to the net income for the period and a
decrease   in accounts
  receivable and an increase in customer advances that was partially offset by
the   increase in
  inventories and a decrease in accounts payable.

    Cash flows used in investing activities for the six month period ended June
30,   2003
  was $20,000, attributable to the purchases of property, plant and equipment.
Cash   flows used
  in investing activities for the six month period ended June 30, 2002 was
$24,000,   attributable
  to the purchases of property, plant and equipment.

    Cash flows used in financing activities for the six month period ended June
30,   2003
  was $765,000, primarily attributable to the repayments of note payable and
long-term   debt that
  was partially offset from the proceeds from stock option exercises.  Cash
flows   used in
  financing activities for the six month period ended June 30, 2002 was
$133,000,   primarily
  attributable to the repayments of note payable and long-term debt.

    All operations of the discontinued apparel companies have been terminated.
All   losses
  and obligations of these apparel operations have been provided for, and
accordingly,   the
  Company does not anticipate using any significant portion of its resources
towards   these
  discontinued apparel operations.

    In January 2001, the Company closed on a new $1,000,000 credit facility with
an   asset
  based lender secured by accounts receivable, inventory and machinery and
equipment   of the
  Company.  In October 2001, the credit facility from the asset-based lender was
increased   to
  $1,500,000. The agreement continued until February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured
by   accounts
  receivable, inventory and machinery and equipment.  The new agreement will
continue   from
  year to year thereafter until sooner terminated for an event of default
including   compliance
  with certain financial ratios.  Loans under the terminated facility did bear
interest   at the prime
  rate of the Chase Manhattan Bank (4.00% at June 30 , 2003) plus 1.75% per
annum.   Loans
  under the new facility will bear interest equal to the sum of 2.75% plus the
one-month   London
  Inter-bank Offer rate (1.120% at June 30, 2003).

                  Less than   1-3      4-5
  After 5
  Obligation       Total      1 Year        Years     Years
  Years

  Long-term debt       $232,000       $165,000    $ 67,000      -
  -

  Capital Lease
     Obligations         46,000       10,000      36,000      -           -

  Operating leases    4,262,000        422,000   1,241,000   871,000
  1,728,000

  Other obligations     270,000      270,000       -   -    -

  Total contractual
      obligations    $4,810,000     $867,000  $1,344,000  $871,000   $1,728,000




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

    The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income.  The U.S. Navy fleet has been
significantly
  reduced in the past several years thereby impacting the procurement of
equipment.    Any
  further reductions in the level of military spending by the United States
Government   and/or
  further reductions to the U.S. fleet could have a negative impact on the
Company's   future
  revenues and earnings.  In addition, due to major consolidations in the
defense   industry, it has
  become more difficult to avoid dependence on certain customers for revenue and income.
  Behlman's line of commercial products gives the Company some diversity and the
Orbit
  Instrument Division has introduced certain of its products into commercial and
foreign   markets
  as well as to other Departments of Defense.






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






























  Item 3. CONTROLS AND PROCEDURES

    Within the 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

  Item 1. LEGAL PROCEEDINGS
     None

  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None

  Item 3. DEFAULTS UPON SENIOR SECURITIES
     None

  Item 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

    An Annual Meeting of Stockholders of the Company was held on June
  28, 2003. The holders of 2,165,678 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 2,030,496 shares of Common Stock, or approximately 94% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:
    The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 2,022,378 votes for and 8,118 against, Bruce Reissman by 2,022,411 votes for and 8,085 against, Mitchell Binder by 2,022,411 votes for and 8,085 against, John Molloy by 2,022,345 votes for and 8,151 against, Bernard Karcinell by 2,022,411 votes for and 8,085 against and Denis Feldman by 2,022,411 votes for and 8,085 against.
    The stockholders voted 783,743 for and 251,041 against to adopt the Company's 2003 Employee Stock Incentive Plan (8,014 votes abstained).
    The stockholders voted 2,018,013 for and 5,135 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2003 (7,348 votes abstained).

  Item 5. OTHER INFORMATION
     None

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits
     Exhibit Number     Description
              31.1* Certification of the Chief Executive
                   Officer required by Rule 13a-14(a) or Rule
                   15d-14(a).
              31.2* Certification of the Chief Financial
                   Officer required by Rule 13a-14(a) or Rule
                   15d-14(a).
              32.1* Certification of the Chief Executive
                   Officer required by Rule 13a-14(b) or Rule
                   15d-14(b) and 18 U.S.C. 1350.
              32.2* Certification of the Chief Financial
                   Officer required by Rule 13a-14(b) or Rule
                   15d-14(b) and 18 U.S.C. 1350.
  ___________
  * Filed with this report.



      (b) Reports on 8-K
     Form 8-K filed on May 8, 2003 under Item 9. Regulation FD
  Disclosure and Item 12. Disclosure of Results of Operations and
  Financial Condition. On May 8, 2003, the Company issued a press release announcing its operating results for the first quarter ended March 31, 2003 and providing future guidance for the 2003 fiscal year.





                             SIGNATURES



       In accordance with the requirements of the Exchange Act,

  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ORBIT INTERNATIONAL CORP.
                             Registrant






  Dated:      August 13, 2003           _/s/ Dennis Sunshine______
                   Dennis Sunshine, President,
                                  Chief Executive Officer and


                                    Director



  Dated:      August 13, 2003           _/s/ Mitchell Binder______
                                  Mitchell Binder, Vice
                                  President-Finance, Chief
                                  Financial Officer
                   and Director



























                                            Exhibit 31.1

  I, Dennis Sunshine, certify that:

  1. I have reviewed this report on Form 10-QSB of Orbit International
  Corp.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))* for the small business issuer and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)  *;

    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officer(s) I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):





  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuers internal control over financial reporting.


  Date: August 13, 2003      _/s/ Dennis Sunshine___
                         Dennis Sunshine
                         Chief Executive Officer

  *Indicates material omitted in accordance with SEC Release Nos. 33-8238 and 34-47986.


                                            EXHIBIT 31.2


  I, Mitchell Binder, certify that:

  1. I have reviewed this report on Form 10-QSB of Orbit International
  Corp.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))* for the small business issuer and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)  *;

    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officer(s) I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):




  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuers internal control over financial reporting.


  Date: August 13, 2003       _/s/ Mitchell Binder___

                              Mitchell Binder
                                  Chief Financial Officer

  *Indicates material omitted in accordance with SEC Release Nos. 33-8238 and 34-47986.


































                                 EXHIBIT
  32.1


                CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    I, Dennis Sunshine, Chief Executive Officer of Orbit International
  Corp., certify, pursuant to 18 U.S.C. section 1350, as enacted by section 906
of   the
  Sarbanes-Oxley Act of 2002, that:
    (1)  the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or
  15(d) of the Securities Exchange Act of 1934; and
    (2)  information contained in the Periodic Report fairly
  presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
  Dated: August 13, 2003
     _/s/ Dennis Sunshine___
     Dennis Sunshine
     Chief Executive Officer

  A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Orbit International Corp. and will be retained by Orbit International Corp. and furnished to the Securities and Exchange Commission or its staff upon request.


















                            EXHIBIT 32.2


                CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    I, Mitchell Binder, Chief Financial Officer of Orbit International
  Corp., certify, pursuant to 18 U.S.C. section 1350, as enacted by section 906
of   the
  Sarbanes-Oxley Act of 2002, that:
    (1)  the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or
  15(d) of the Securities Exchange Act of 1934; and
    (2)  information contained in the Periodic Report fairly
  presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
  Dated: August 13, 2003
     _/s/ Mitchell Binder___
     Mitchell Binder
                   Chief Financial Officer

  A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Orbit International Corp. and will be retained by Orbit International Corp. and furnished to the Securities and Exchange Commission or its staff upon request.