Form 10QSB
period 2003-09-30
ORBIT INTERNATIONAL CORP
filed 2003-11-13
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark  one)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                For the Quarterly period ended September 30, 2003

                                       OR

[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

                   For the transition period from           to

                          COMMISSION FILE NUMBER 0-3936

                            ORBIT INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                         11-1826363
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)


                    80 CABOT COURT, HAUPPAUGE, NEW YORK 11788
                    (Address of principal executive offices)

                                  631-435-8300
                (Issuer's telephone number, including area code)

                                       N/A
    (Former name, former address and formal fiscal year, if changed since last report)


Check  whether  the  registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X  No  ___
        -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of November 13, 2003 was 2,756,162.
                                  ---------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No_X_
                                                                            ---

INDEX


                                                                           Page No.
                                                                           -------
Independent Accountant's Report . . . . . . . . . . . . . .                       3

Part I.  Financial Information:

  Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheet -
  September 30, 2003(unaudited) and December 31, 2002 . . .                     4-5

  Condensed Consolidated Statements of Operations
  (unaudited) Three and Nine Months Ended
    September 30, 2003 and 2002 . . . . . . . . . . . . . .                       6

  Condensed Consolidated Statement of Cash Flows
  (unaudited) Nine Months Ended September 30, 2003 and 2002                     7-8

  Notes to Condensed Consolidated Financial Statements. . .                    9-13

  Item 2 - Management's Discussion and Analysis or
  Plan of Operation . . . . . . . . . . . . . . . . . . . .                   14-19

  Item 3 - Controls and Procedures. . . . . . . . . . . . .                      20

Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8K. . . . . . . . .                      21

  Signatures. . . . . . . . . . . . . . . . . . . . . . . .                      22

  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .                   23-28

                         INDEPENDENT ACCOUNTANT'S REPORT




To  the  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2003 and 2002 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



November  5,  2003




                         PART I - FINANCIAL INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                            September 30,   December 31,
                                                 2003           2002
                                            --------------  -------------
                                             (unaudited)
ASSETS
------

Current assets:

  Cash and cash equivalents. . . . . . . .  $      662,000  $   2,022,000
  Investments in marketable securities . .          56,000          3,000
  Accounts receivable (less allowance for
  doubtful accounts) . . . . . . . . . . .       2,661,000      1,355,000
  Inventories. . . . . . . . . . . . . . .       7,184,000      7,109,000
  Other current assets . . . . . . . . . .         184,000        154,000
  Deferred tax assets. . . . . . . . . . .         390,000         75,000
                                            --------------  -------------

  Total current assets . . . . . . . . . .      11,137,000     10,718,000

  Property and equipment - at cost,
  less accumulated depreciation and
  amortization . . . . . . . . . . . . . .         181,000        218,000

  Goodwill . . . . . . . . . . . . . . . .         868,000        868,000

  Other assets . . . . . . . . . . . . . .         869,000        853,000
  Deferred tax assets. . . . . . . . . . .         200,000        275,000
                                            --------------  -------------


  TOTAL ASSETS . . . . . . . . . . . . . .  $   13,255,000  $  12,932,000
                                            ==============  =============










See accompanying notes.







                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)



                                              September 30,    December 31,
                                                  2003             2002
                                             ---------------  --------------
                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Current portion of long-term obligations.  $      161,000   $     201,000
  Accounts payable. . . . . . . . . . . . .         955,000       1,048,000
  Accrued expenses. . . . . . . . . . . . .       1,003,000       1,029,000
  Notes payable . . . . . . . . . . . . . .               -         766,000
  Deferred income . . . . . . . . . . . . .          85,000          85,000
  Customer advances . . . . . . . . . . . .               -          47,000
  Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations. . . . . . . . . . . . . . . .         257,000         555,000
                                             ---------------  --------------

  Total current liabilities . . . . . . . .       2,461,000       3,731,000

  Deferred income . . . . . . . . . . . . .         705,000         769,000

  Long-term obligations . . . . . . . . . .          66,000         173,000
                                             ---------------  --------------

  Total liabilities . . . . . . . . . . . .       3,232,000       4,673,000
                                             ---------------  --------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value . . . . . .         402,000         313,000
  Additional paid-in capital. . . . . . . .      24,536,000      24,168,000
  Accumulated deficit . . . . . . . . . . .      (5,065,000)     (6,372,000)
                                             ---------------  --------------
                                                 19,873,000      18,109,000
  Treasury stock, at cost . . . . . . . . .      (9,850,000)     (9,850,000)
                                             ---------------  --------------
  Total stockholders' equity. . . . . . . .      10,023,000       8,259,000
                                             ---------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  $   13,255,000   $  12,932,000
                                             ===============  ==============




See accompanying notes.








                                       ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)


                                     Nine  Months  Ended        Three  Months  Ended
                                        September  30,             September  30,

                                   2003             2002         2003         2002
                                --------       ----------   -----------  ----------

Net sales. . . . .         $  13,061,000   $  12,309,000    $4,347,000   $4,213,000

Cost of sales. . . . . . . .   7,426,000       7,472,000     2,516,000    2,554,000
                           -------------  --------------   -----------   ----------

Gross profit .                 5,635,000       4,837,000     1,831,000    1,659,000
                             -----------   -------------   -----------   ----------

Selling, general and
 administrative
  expenses . . . . . . . .     4,505,000       4,089,000     1,509,000    1,361,000
Interest expense                   9,000          57,000         1,000       18,000
Investment and
 other income, net . .      .  (  86,000)     (  107,000)    ( 23,000)    ( 37,000)
                              ----------      ----------     ---------     --------
Income before
 income tax. .                 1,207,000         798,000      344,000      317,000

Income tax (benefit).          ( 100,000)           -.       (100,000)        -
                               ---------        --------      --------     -------


NET INCOME                    $1,307,000  $      798,000     $444,000     $317,000
                               =========       =========     ========     ========

Net income per
common share: (a)

Net income
  Basic. . . . . .             $  .48           $  .30        $  .16      $  .12
  Diluted. . . . . . . . . .   $  .45           $  .28        $  .15      $  .11




(a)  Retroactively  restated  to  reflect  a  twenty-five  percent(25%)  stock  dividend  effective  August  15,  2003.







                                                 See accompanying notes.









                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                 Nine  Months  Ended
                                                    September  30,

                                                   2003         2002
                                               ------------  -----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .  $ 1,307,000   $  798,000
  Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
  Depreciation and amortization . . . . . . .       59,000       54,000
  Deferred income.. . . . . . . . . . . . . .      (64,000)     (64,000)
  Compensation expense related to issuance
  of warrants . . . . . . . . . . . . . . . .      164,000            -
  Deferred tax benefit. . . . . . . . . . . .     (100,000)           -
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . .   (1,306,000)     487,000
  Inventories . . . . . . . . . . . . . . . .      (75,000)      18,000
  Other current assets. . . . . . . . . . . .      (30,000)     (77,000)
  Other assets. . . . . . . . . . . . . . . .      (16,000)     (96,000)
  Accounts payable. . . . . . . . . . . . . .      (93,000)    (279,000)
  Accrued expenses. . . . . . . . . . . . . .      (26,000)      58,000
  Customer advances . . . . . . . . . . . . .      (47,000)     168,000
  Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations. . . . . . . . . . . . . . . . .     (298,000)     (25,000)
                                               ------------  -----------
Net cash (used in) provided by
operating activities. . . . . . . . . . . . .     (525,000)   1,042,000
                                               ------------  -----------

Cash flows (used in) investing activities:
  Purchases of property and equipment . . . .      (22,000)     (29,000)
  Purchase of marketable Securities . . . . .      (53,000)       -____
                                               ------------  -----------
Net cash (used in) investing activities . . .      (75,000)     (29,000)




(continued)





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)




                                              Nine  Months  Ended
                                                 September  30,

                                               2003         2002
                                           ------------  -----------
Cash flows from financing activities:

  Repayments of long-term debt. . . . . .     (147,000)    (140,000)
  Net repayments of note payable. . . . .     (766,000)     (62,000)
  Proceeds from exercise of stock options      153,000        -   _
                                           ------------  -----------
  Net cash (used in) financing activities     (760,000)    (202,000)

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . .   (1,360,000)     811,000


Cash and cash equivalents - January 1 . .    2,022,000      745,000
                                           ------------  -----------


CASH AND CASH EQUIVALENTS - September 30,  $   662,000   $1,556,000
                                           ============  ===========




Supplemental cash flow information:

  Cash paid for:

  Interest. . . . . . . . . . . . . . . .  $     9,000   $   57,000












See accompanying notes.



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



(NOTE  1)  -  Basis  of  Presentation:
 -------      -----------------------

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

     The results of operations for the nine and three months ended September 30, 2003, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2002  contained  in  the  Company's  Form  10-KSB.

     On July 29, 2003, the Board of Directors approved a twenty-five percent (25%) stock dividend to shareholders of record on August 15, 2003. The payable date for the dividend was August 29, 2003. The stock dividend has been accounted for as a 5 for 4 stock split and all references to shares and per share amounts in the accompanying financial statements have been retroactively restated to reflect the stock dividend.

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











(continued)



                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



                                          Nine  Months  Ended   Three  Months  Ended
                                             September  30,       September  30,
                                           2003       2002      2003      2002
                                        ----------  --------  --------  ---------
Net Income - as reported . . . . . . .  $1,307,000  $798,000  $444,000  $ 317,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards,net of related tax effects . .     106,000      -      103,000      -
                                        ----------  --------  --------  ---------

Net Income - pro forma . . . . . . . .  $1,201,000  $798,000  $341,000  $ 317,000
                                        ==========  ========  ========  =========

Basic income per share - as reported .  $     0.48  $   0.30  $   0.16  $    0.12
                                        ==========  ========  ========  =========

Basic income per share - pro forma . .  $     0.44  $   0.30  $   0.12  $    0.12
                                        ==========  ========  ========  =========

Diluted income per share - as reported  $     0.45  $   0.28  $   0.15  $    0.11
                                        ==========  ========  ========  =========

Diluted income per share - pro forma .  $     0.41  $   0.28  $   0.11  $    0.11
                                        ==========  ========  ========  =========





(NOTE  2)  -  Financing  Arrangement:
 -------      ----------------------

     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank offer rate (LIBOR) (1.12% at September 30, 2003). No amounts have been borrowed under the credit facility.


(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:







(continued)




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



                                   Nine  Months  Ended   Three  Months  Ended
                                      September  30,       September  30,

                                  2003       2002       2003       2002
                                ---------  ---------  ---------  ---------
Denominator:
  Denominator for basic
  Income per share -
  weighted-average common
  shares . . . . . . . . . . .  2,703,000  2,637,000  2,745,000  2,637,000
Effect of dilutive securities:
  Employee and directors
  stock options. . . . . . . .    231,000    181,000    280,000    193,000
  Warrants . . . . . . . . . .          -          -     16,000      -
                                ---------  ---------  ---------  ---------

  Denominator for diluted
  income per share -
  weighted-average common
  shares and assumed
  conversion . . . . . . . . .  2,934,000  2,818,000  3,041,000  2,830,000
                                =========  =========  =========  =========




The numerator for basic and diluted income per share for the nine and three month periods ended September 30, 2003 and 2002 is net income.

Options to purchase 191,248 and 416 shares of common stock were outstanding during the nine and three months ended September 30, 2003, respectively, and options to purchase 31,034 and 367,275 shares were outstanding for the same periods ended September 30, 2002, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been antidilitive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods. The exercise prices for these options range from $4.83 to $7.20 for September 30, 2003 and from $3.00 to $7.20 for September 30, 2002.


(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.






(continued)





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  5)  -  Inventories:
--------      -----------


     Inventories  are  comprised  of  the  following:


                 September 30,   December 31,
                      2003           2002
                 --------------  -------------
Raw Materials .  $    3,736,000  $   3,665,000
Work-in-process       3,017,000      3,020,000
Finished goods.         431,000        424,000
                 --------------  -------------
  TOTAL . . . .  $    7,184,000  $   7,109,000
                 ==============  =============





(NOTE  6)  -  Business  Segments:
---------     ------------------


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


     The following is the Company's business segment information for the nine and three month periods ended September 30, 2003 and 2002.





                         Nine  Months  Ended     Three  Months  Ended
                             September  30,         September  30,

                         2003         2002         2003        2002
                      -----------  -----------  ----------  ----------
Net sales:
  Electronics. . . .  $ 7,152,000  $ 8,745,000  $2,576,000  $2,780,000
  Power Units
    Domestic . . . .    5,439,000    3,222,000   1,598,000   1,252,000
    Foreign. . . . .      470,000      342,000     173,000     181,000
                      -----------  -----------  ----------  ----------
  Total Power Units.    5,909,000    3,564,000   1,771,000   1,433,000
                      -----------  -----------  ----------  ----------

  Total. . . . . . .  $13,061,000  $12,309,000  $4,347,000  $4,213,000
                      ===========  ===========  ==========  ==========

(continued)





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



Income (loss) from
operations:
  Electronics. . . .  $ 1,574,000   $2,122,000   $ 852,000   $ 654,000
  Power Units. . . .      594,000     (718,000)    (41,000)   (117,000)
General corporate
  expenses not
  allocated. . . . .   (1,034,000)    (656,000)   (485,000)   (239,000)
Interest expense . .       (9,000)     (57,000)     (1,000)    (18,000)
Investment and other
  income . . . . . .       82,000      107,000      19,000      37,000
                      ------------  -----------  ----------  ----------
Income before
  income taxes . . .  $ 1,207,000   $  798,000   $ 344,000   $ 317,000
                      ============  ===========  ==========  ==========





(NOTE  7)  -  Goodwill  and  Other  Intangible  Assets:
---------     -----------------------------------------

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

(NOTE  8)  -  Income  Taxes
---------     -------------

     During the third quarter of 2003, due to increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit. No provision for current income taxes was made during the nine months ended September 30, 2003 and 2002, due to the utilization of federal and state net operating loss carryforwards.

Item  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Critical  Accounting  Policies
------------------------------

     The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset and goodwill impairment. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

Inventories
-----------

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

Deferred  tax  asset
--------------------

     At December 31, 2002, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and net operating loss carry-forwards of approximately $25,600,000 that expire through 2021. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly. During the quarter, due to increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.


Impairment  of  Goodwill
------------------------
     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first quarter of 2002 and then on an annual basis thereafter. During the first quarter of 2003, the Company determined that there was no impairment to its goodwill and other intangible assets.



Material  Changes  in  Results  of  Operations
----------------------------------------------

Three  month  period  ended  September  30,  2003  v.  September  30,  2002
---------------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

     Consolidated net sales for the three month period ended September 30, 2003 increased by 3.2% to $4,347,000 from $4,213,000 for the three month period ended September 30, 2002 principally due to 24% higher sales recorded from its Power Units Segment that was partially offset by 7% lower sales recorded by its Electronics Segment.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2003 increased to 42.1% from 39.4% for the three months ended
September 30, 2002. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to product mix. The increase was despite a lower gross profit realized by the Power Unit Segment also principally due to product mix and despite an increase in the Segment's sales.

     Selling, general and administrative expenses for the three month period ended September 30, 2003 increased to $1,509,000 from $1,361,000, or 10.9%, for the three month period ended September 30, 2002 principally due to higher corporate administrative costs. During the quarter, the Company recorded non-cash net charges of $88,000 principally due to the issuance of warrants to its investment banker. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2003 increased to 34.7% from 32.3 % for the three month period ended September 30, 2002 principally due to the aforementioned costs that was partially offset by increased sales during the current period.

     Interest expense for the three month period ended September 30, 2003 decreased to $1,000 from $18,000 for the three month period ended September 30, 2002 principally due to the payoff of the outstanding balance under the Company's credit facility with an asset-based lender in the first quarter of 2003.

     Investment and other income for the three month period ended September 30, 2003 decreased to $23,000 from $37,000 for the three month period ended September 30, 2002 principally due to a decrease in funds available for investment during the current period and due to lower interest rates.

     Net income before income tax benefit for the three month period ended September 30, 2003 increased to $344,000 from $317,000 for the three month period ended September 30, 2002. Net income before income tax benefit for the current quarter includes non-cash net charges of $88,000 principally due to the issuance of warrants to the Company's investment banker.

     During the quarter, due to increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.

     Net income for the three month period ended September 30, 2003 was $444,000 compared to net income of $317,000 for the three month period ended September 30, 2002 principally due to improved gross margins from the Company's
Electronics Segment. The net effect of the non-cash charge related to the issuance of warrants to its investment banker and the income tax benefit resulting from an adjustment to the Company's deferred tax asset was not material to the income for the quarter.

Nine  month  period  ended  September  30,  2003  v.  September  30,  2002
--------------------------------------------------------------------------

     Consolidated net sales for the nine month period ended September 30, 2003 increased by 6.1% to $13,061,000 from $12,309,000 for the nine month period ended September 30, 2002 principally due to 65.8% higher sales recorded from its Power Units Segment that was partially offset by 18.2% lower sales recorded by its Electronics Segment.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2003 increased to 43.1% from 39.3% for the nine month period ended September 30, 2002. This increase resulted from a higher gross profit realized by the Power Units Segment due principally to an increase in this Segment's sales and due to product mix, as well as to a slightly higher gross profit realized by the Company's Electronics Segment due principally to product mix and despite a decrease in the Segment's sales for the period.

     Selling, general and administrative expenses for the nine month period ended September 30, 2003 increased to $4,505,000 from $4,089,000, or 10.2%, for the nine month period ended September 30, 2002 principally due to higher selling costs incurred by the Power Units Segment and due to higher corporate administrative costs. During the period, the Company recorded non-cash net charges of $88,000 principally due to the issuance of warrants to its investment banker. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2003 increased to 34.5% from 33.2% for the nine month period ended September 30, 2002 principally due to the aforementioned costs and despite increased sales during the current period.

     Interest expense for the nine month period ended September 30, 2003 decreased to $9,000 from $57,000 for the nine month period ended September 30, 2002 principally due to the pay off of the outstanding balance under the Company's credit facility with an asset-based lender in the first quarter of 2003.

     Investment and other income for the nine month period ended September 30, 2003 decreased to $86,000 from $107,000 for the nine month period ended September 30, 2002 principally due to a decrease in funds available for investment during the current period and to lower interest rates.

     Net income before income tax benefit for the nine month period ended September 30, 2003 increased to $1,207,000 from $798,000 for the nine month period ended September 30, 2002. Net income before income tax benefit for the current period includes non-cash net charges of $88,000 principally due to the issuance of warrants to the Company's investment banker.

     During the quarter, due to increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.

     Net income for the nine month period ended September 30, 2003 increased to $1,307,000 from $798,000 for the nine month period ended September 30, 2002 principally due to higher sales recorded from the Company's Power Units Segment and to improved gross margins from both operating segments. The net effect of the non-cash charge related to the issuance of warrants to its investment banker and the income tax benefit resulting from an adjustment to the Company's deferred tax asset was not material to the income for the period.


Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $8,676,000 at September 30, 2003 compared to $6,987,000 at December 31, 2002. The ratio of current assets to current liabilities increased to 4.53 to 1 at September 30, 2003 from 2.87 to 1 at December 31, 2002.

     Net cash used by operations for the nine month period ended September 30, 2003 was $525,000, attributable to an increase in accounts receivable, a decrease in reserves applicable to discontinued operations and the non cash effect of the income tax benefit that was partially offset by net income for the period and the non cash effect of the issuance of warrants to the Company's investment banker. The increase in accounts receivable at September 30, 2003 from the balance at December 31, 2002 was principally due to the timing of shipments made during those respective quarters pursuant to delivery schedules of the Company's customers. Net cash provided by operations for the nine month period ended September 30, 2002 was $1,042,000, primarily attributable to the net income for the period, a decrease in accounts receivable and an increase in customer advances that was partially offset by a decrease in accounts payable.

     Cash flows used in investing activities for the nine month period ended September 30, 2003 was $75,000, attributable to the purchases of marketable securities and property, plant and equipment. Cash flows used in investing activities for the nine month period ended September 30, 2002 was $29,000, attributable to the purchases of property, plant and equipment.

     Cash flows used in financing activities for the nine month period ended September 30, 2003 was $760,000, attributable to the repayments of long-term debt that was partially offset by the proceeds from stock option exercises. During the first quarter of 2003, the Company entered into a new credit facility with a commercial lender and used its cash to pay off the entire outstanding balance to its old asset-based lender. Cash flows used in financing activities for the nine month period ended September 30, 2002 was $202,000, attributable to the repayments of long-term debt.

     All operations of the discontinued apparel companies have been terminated. All losses and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility from the asset-based lender was increased to $1,500,000. The agreement continued until February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The new agreement will continue from year to year thereafter until sooner terminated for an event of default including compliance with certain financial ratios. Loans under the terminated facility did bear interest at the prime rate of the Chase Manhattan Bank (4.00% at September 30, 2003) plus 1.75% per annum. Loans under the new facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer rate (1.120% at September 30, 2003).





                                Less than       1-3       4-5     After 5
Obligation         Total          1 Year       Years     Years    Years
-----------------  -----          ------       -----     -----  ----------
Long-term debt   $  184,000       $151,000      33,000       -         -

Capital lease
 Obligations         43,000         10,000      33,000        -        -

Operating leases  4,160,000        431,000   1,239,000   871,000  1,619,000

Other long-term
    Obligations     257,000        257,000       -          -           -

Total contractual
    Obligations  $4,644,000       $849,000  $1,305,000  $871,000 $1,619,000



The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders commenced in the third quarter of 2002 and are expected to continue for the remainder of 2003. The Company also had experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of current economic conditions. However, the commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. The Company has also seen the flow of new orders from its Electronics Segment running about comparable to the prior year. Although the Electronics Segment and the custom division of the Power Units Segment are pursing several opportunities for reorders as well as new contract awards, the Company has always found it difficult to predict the timing of such awards.

     In October 2003, the Electronics Segment received authorization from a significant customer to begin procuring material for a large contract that will be awarded to the Company at some future date. In the event that the Company does not receive any part of the contract award, it will be reimbursed by the customer for all purchases of material, as well as costs associated with procuring such material. The Company estimates that it will procure approximately $1,200,000 in material for this contract. However, it is uncertain when the contract will be awarded and when deliveries will commence under such contract.

     Despite the increase in military spending, the Company still faces a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs. In addition, these new contracts require incurring up-front design, engineering, prototype and pre-production costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by its customers, including the United States Government, for such effort. In addition, even if the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once the Company has completed the design and pre-production stage, there is no assurance that funding will be provided for future production. In such event, even if the Company is reimbursed for its development costs it will not generate any significant profits.

     The Company is heavily dependent upon military spending, particularly the Department of the Navy, as a source of revenues and income. The U.S. Navy fleet has been significantly reduced in the past several years thereby impacting the procurement of equipment. Any further reductions in the level of military spending by the United States Government and/or further reductions to the U.S. fleet could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division as well as the custom division of the Company's Power Unit Segment has introduced certain of its products into commercial and foreign markets as well as to other Departments of Defense.

Forward  Looking  Statements
----------------------------

     Statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Item  3.     CONTROLS  AND  PROCEDURES

     The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

          None

Item  3.  Defaults  Upon  Senior  Securities

          None

Item  4.  Submissions  of  Matters  to  Vote  of  Security  Holders

          None

Item  5.  Other  Information

          None

Item  6.  Exhibits  and  Reports  on  form  8-K

     (a)  Exhibits

 Exhibit  Number     Description
 ---------------     -----------
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

     (b)  Reports  on  8-K

     On  August  7,  2003,  the Company filed a current report on Form 8-K under
Item  9.  Regulation  FD  Disclosure  and  Item  12.  Disclosure  of  Results of
Operations relating to its press release issued on August 6, 2003, announcing the Company's operating results for its second quarter and six months ended June 30, 2003.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORBIT INTERNATIONAL CORP.
                                   ------------------------
                                   Registrant


Dated:     November  13,  2003     /s/  Dennis  Sunshine
                                    ---------------------------
                                   Dennis  Sunshine,  President,
                                   Chief  Executive  Officer  and
                                   Director



Dated:     November  13,  2003     /s/Mitchell  Binder
                                    -------------------------
                                   Mitchell  Binder,  Vice
                                   President-Finance,  Chief
                                   Financial  Officer
                                   and  Director

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


Date:  November  13,  2003           /s/  Dennis  Sunshine
                                     ------------------------
                                     Dennis  Sunshine
                                     Chief  Executive  Officer

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


Date:  November  13,  2003              /s/  Mitchell  Binder
                                        ------------------------
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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  November  13,  2003
                                   /s/  Dennis  Sunshine
                                    ------------------------
                                   Dennis  Sunshine
                                   Chief  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  November  13,  2003
                              /s/  Mitchell  Binder
                               ------------------------
                              Mitchell  Binder
                              Chief  Financial  Officer

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