Form 10KSB
period 2003-12-31
ORBIT INTERNATIONAL CORP
filed 2004-03-29
CIK 74818

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-KSB

  X    ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
----   OF  1934
        For  the  fiscal  year  ended  December  31,  2003
         or
____ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For  the  transition  period  from  to

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

                     COMMON STOCK, $.10 PAR VALUE PER SHARE
                     --------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements
for  the  past  90  days.     Yes    X     No
                                  ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._____

Issuer's  revenues  for  its  fiscal  year  ended December 31, 2003: $17,139,000

Aggregate market value of registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq SmallCap on March 19, 2004): $16,811,148

Number  of  shares  of  common stock outstanding as of March 19, 2004: 2,776,785

                      DOCUMENTS INCORPORATED BY REFERENCE:
Items 9,10,11,12 and 14 of Part III of this Annual Report on Form 10-KSB are herein incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2004 Annual Meeting of Stockholders.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes   ;  No  X
                                                                    ----   ----

     PART  I
     -------


ITEM  1.          DESCRIPTION  OF  BUSINESS

GENERAL

     Orbit International Corp. (the "Company" or "Orbit") was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp. In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp. The Company conducts its operations through its Orbit Instrument Division and its wholly-owned subsidiary, Behlman Electronics, Inc. Through its Orbit Instrument Division, which includes its wholly-owned subsidiary, Orbit Instrument of California, Inc., the Company is engaged in the design, manufacture and sale of customized electronic components and subsystems. Behlman Electronics, Inc. is engaged in the design and manufacture of high quality commercial power units, AC power sources, frequency converters, uninterruptible power supplies and associated analytical equipment.

     In August 1996, the Board of Directors of the Company adopted a plan to sell and/or liquidate its remaining United States and Canadian apparel operations. In connection with a license agreement entered into in May 1999 with an unaffiliated third party, the Company collected a royalty of $140,000 paid in sixteen equal quarterly installments for the use of its "East/West" trademark (its principal label) in the United States and Canada.

In March 1996, as part of its plan to dispose of its apparel operations, the Company entered into an amended agreement with the sellers of a discontinued apparel division whereby the purchase price of the assets was reduced from $15,000,000 to $8,850,000 leaving $1,850,000 remaining to be paid at the time of the Amendment. The remaining $660,000 is being paid in quarterly installments of $33,000 through December 2004. In addition, the sellers received warrants to purchase Orbit common shares in which the Company guaranteed a minimum profit of $375,000 on the sale of such shares. In July 2001, the warrants were exercised on a cashless basis in accordance with their terms and 83,332 shares of common stock were issued. During 2003, the sellers sold their shares at prices that resulted in profits in excess of $375,000 thereby removing any further obligation of the Company with respect to such warrants.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of customized electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

The following sets forth certain selected historical financial information relating to the Company's business segments:






                                                December 31,
                                               --------------
                                            2003           2002
                                       ----------     ---------
Net sales:
----------


Electronics
     Domestic                 $         9,701,000   $10,677,000
     Foreign                               16,000         -
                                    -------------   -----------
Total Electronics                       9,717,000    10,677,000

Power Units
Domestic                                6,786,000     5,652,000
Foreign                                   636,000       366,000
                                    -------------   -----------
Total Power Units                       7,422,000     6,018,000
=================                   =============   ===========

Operating income (loss) (1):
----------------------------

Electronics                             2,001,000     1,973,000
Power Units                               520,000        (6,000)
===========                         =============   ===========

Assets:
-------

Electronics                             5,511,000     4,342,000
Power Units                             4,503,000     4,494,000
===========                         =============   ===========


(1) Exclusive of corporate overhead expenses, interest expense, and investment income which are not allocated to the business segments.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 13 to the Consolidated Financial Statements appearing elsewhere in this report.

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

     Orbit's Power Units Segment is operated through its Behlman subsidiary and is in the business of manufacturing and selling power supplies, AC power sources (equipment that produces power that is the same as what would be received from a public utility), "frequency converters" (equipment that converts local power to equivalent foreign power), "uninterruptible power supplies ("UPS")" (devices that allow a computer to operate while utility power is lost), associated analytical equipment and other electronic equipment. The military division of Behlman designs and manufactures "power conversion devices" (equipment that produces power that is the same as what would be received from a public utility) and electronic products for measurement and display.

PRODUCTS

Electronics  Segment

     Intercommunication  Panels

     The Orbit Instrument Division has designed and developed various types of shipboard communication terminals. Orbit also upgraded these panels with state-of-the art displays and touch screens. These communication terminals support existing shipboard secure and non secure voice communication switches. In addition, the Orbit Instrument Division has also upgraded the communications terminals with "telco-based" capability. The upgraded communication terminals are installed on combat information centers of various U.S. Naval ships. The Division has also completed color Liquid Crystal Display (LCD) technology that are form, fit and functional replacements of existing communication panels.

     Displays

     The Orbit Instrument Division's family of graphic terminals enables the operator to monitor and control radar systems for shipboard and airborne applications. These terminals are used throughout a ship or surveillance plane as adjuncts to larger console displays. Some of the Orbit designed/developed Displays are used as data entry and as such include embedded Pentium based Single Board Computers and touch screens. The modular design of the terminals facilitates applications for surface ship, submarine, aircraft and land based requirements. Orbit designed/ developed Displays implement Flat panel plasma, Electroluminescent -El or Color LCD technology based displays. Depending on the requirement, Orbit offers 4" x 4", 6.5", 8.1", 10.4", 12.1", 18.1", 20.1", 21.2"
(measured  diagonally)  size  displays.

     The Orbit Instrument Division developed a family of 18.1" and 20.1" color LCD display panels for military and rugged commercial opportunities. The displays are manufactured using Super Fine TFT (thin film transistor) active matrix technology. The displays are backlit with Cold Cathode Fluorescent Tubes
(CCFT), and are driven by an integral inverter. The Company has adapted this technology for high brightness and full-color imaging requirements. The Company is positioning this technology for naval ships, FAA tower controller applications and trading floor opportunities.

     The Orbit Instrument Division also has designed and manufactures a variety of flat technology display based "computer controlled action entry panels (CCAEPS)", which provide a console operator with multiple displays of computer generated data.

Orbit has completed the design and development phase of integrating several size displays with single board computers and touch screens. The 12.1" color LCD based display is integrated with a high speed, x586 based single board computer with 256 MB of RAM and with 2 Giga Byte of Flash memory. These units include various serial interfaces such as RS-232/RS-422, PS/2 and USB. The PC-104 modules can add several other capabilities. Both the 12.1" and the 10.4" color LCD based displays/computers are currently being offered for airborne applications.

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

          Orbit has designed and developed pointing devices which are Trackballs and Force sticks. Orbit manufactures various militarized Trackballs in various sizes for Airborne, shipboard, Army and FAA requirements. The Trackballs and the Force stick include various microprocessor based serial interfaces such as RS-232, RS-422, PS/2, USB and SUN type interfaces.

          The Orbit Instrument Division has designed and developed a prototype C41 workstation that will be used to support the Advanced Amphibious Assault Vehicle Program (AAAV). The keyboard/trackball workstation, designed for the U.S. Marine Corp., meets severe military specification requirements including nuclear, chemical and biological compliance. Pre-production units have been delivered to the customer.

          The Orbit Instrument Division has designed and delivered production orders for several digital interrogators for full military requirements. One Digital Data Entry Device Terminal (DDEDT) configuration displays real time data to the operator for interrogation for Naval shipboard program requirements.

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


Power  Units  Segment

     Power  Sources

Behlman's "AC power sources" are used in the production of ballasts for florescent lighting, hospital beds, motors, compressors for air conditioners and refrigerators, circuit breakers and fuses, electrical noise suppressant equipment such as Metal Oxide Varisters (MOV's), household appliances both large and small, electrically powered tools such as hand drills, plating equipment, cable TV boxes, transmission equipment, vending machines and gasoline pumps. Other uses are for equipment used in oil and gas exploration, aircraft, ships and on production lines. Behlman's equipment is used as a supply for hydraulic test stands for the U.S. Air Force as well as commercial airlines. These power sources have power levels from 100 VA (Volts) to 120,000 VA.

     Behlman's frequency converters are used to convert power from one frequency to another. They are used to test products to be exported to foreign countries from the point of origin (e.g. in the U.S., 60 HZ (Hertz) is converted to 50 HZ). These frequency converters are also used to supply 400 Hz aircraft and ship power from the local power grid that is 50 or 60 HZ. They are also used on airplanes to supply the 60 HZ required by standard equipment such as computers from the 400 HZ available on the aircraft.

     Behlman's UPS products are used for backup power when local power is lost. Behlman only competes in the "ruggedized", industrial and military markets.
Behlman is now producing its UPS units for Aegis Destroyers, LHD Wasp Class ships and Hummers .

Behlman's custom power supply division designs and manufactures power supplies that use commercial-off-the-shelf (COTS) power modules to meet its customer's environmental specifications. This technique requires less engineering and produces a more reliable unit in much less time.

     Behlman also performs reverse engineering of analog systems for the United States Government or United States Government contractors to enable them to have a new contractor when the old manufacturer cannot or will not supply the equipment.

Behlman is recognized by the Source Development Department of the NAVICP and has been given the opportunity to compete against prime contractors. Behlman has current orders including positioning assemblies and power supplies for the F/18 FLIR system.

Behlman's inverters which convert system battery power to AC are being used in utility substations and electric, gas and water transmission systems. Yearly order commitments have been received from one of the nation's largest utilities.

     Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

PROPOSED  PRODUCTS

Electronics  Segment

          Orbit designed/developed the next generation Remote Control Unit - RCU to be used as an entry panel by pilots as part of the transponder system. The RCU will used by all U.S. armed forces, Navy, Marines, Army and Air Force on both fixed wing aircrafts and helicopters. The RCU is NVIS Green A certified and fully environmentally qualified to the MIL-STD-810 requirements as a stand alone unit.

          The Orbit Instrument Division has completed the design and pre-production orders for Electroluminescent - EL based Display with touch screen for the Cooperative Engagement Program for the U.S. Naval ships. Orbit is in the design and development phase of a militarized infrared touch screen and controller for the CEC EL Display.

The Orbit Instrument Division has completed the design and development of color LCD technology based CDU'S. The new CDU'S also include faster and more capable single Board computers. The color LCD based CDU'S are designed to be a form, fit and functional replacement of existing EL based CDU'S as well as provide state-of-the-art capability for new requirements. The new color LCD based CDU'S include color, high resolution wide viewing angle displays as well as faster x586 processor and larger memory capacity, up to 640 MB of RAM and 4 Giga Byte of Flash memory.

The Orbit Instrument Division is currently expanding its design and development resources to update hardware previously used for full military program requirements. The Orbit Instrument Division believes its wide variety of components, controls, subsystems and plasma secure voice and intercommunication panels that have supported the military for aircraft, shipboard, subsurface and land based program requirements have alternative uses. It is the intent of the Company to update the electrical and mechanical functionality of these units and subsystems and provide ruggedized and commercial equivalent hardware at cost competitive prices. Orbit is also proposing these for Home Land Security applications as well.


Power  Units  Segment

     In response to requirements by industrial customers, Behlman will be adding Ethernet and Internet interfaces in addition to the existing RS232, RS485 and IEEE488 interfaces. The new interfaces will allow Behlman equipment to controlled and monitored through local area networks and from a distance via the Internet.

Behlman was requested by one of its customers to build a 5000VA UPS to replace an unreliable unit. This unit will be delivered to the U.S. Navy and its development will be expanded to include other units at different power levels.

          Behlman is developing a frequency converter that will allow the U.S. Marines to purchase less costly 60 Hz Environmental Control Units that are used in their portable shelters that normally use 400 Hz. The U.S. Marines have purchased four units that are now in qualification testing.

     In an effort to expand its product base to the railroad industry, Behlman is developing a 2500 VA inverter that will convert rail-side battery power to AC power at any of the frequencies required by the railroad.

Behlman has been supplying a power supply to an oil and gas exploration company for several years that is used to drive tools used in the exploration process that are located five miles below the ground. Behlman is working with this customer to develop a new unit that will support exploration 7.5 miles below the surface.

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

The Electronics Segment's competitive position within the electronics industry is, in management's view, predicated upon the Orbit Instrument Division's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customers. (See "Major Customers" below). There are numerous companies, many of which have greater resources than the Company, capable of producing substantially all of the Company's products. However, to the Company's knowledge, none of such competitors currently produce nearly all of the products that the Electronics Segment produces.

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

MAJOR  CUSTOMERS

     Various agencies of the United States Government, Raytheon Company, Lockheed Martin Corp. and a unit of BAE SYSTEMS accounted for approximately 26%, 20%, 14% and 14%, respectively, of consolidated net sales of the Company for the year ended December 31, 2003. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Segment are Lockheed Martin Corp., various agencies of the United States Government, Raytheon Company and a unit of BAE SYSTEMS accounting for approximately 24%, 24%, 21% and 21%, respectively, of the net sales of such segment for the year ended December 31, 2003. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

     The major customers of the Power Units Segment are various agencies of the United States Government and Raytheon Company, accounting for approximately 28% and 18%, respectively, of the net sales of such segment for the year ended December 31, 2003. The loss of either of these customers would have a material adverse effect on the net sales and earnings of the Power Units Segment.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company's sales and earnings.

BACKLOG

     As  of  December  31,  2003  and 2002 the Company's backlog was as follows:

                    2003         2002
             -----------  -----------

Electronics  $ 6,000,000  $ 8,000,000
-----------  -----------  -----------

Power Units    4,000,000    5,000,000
-----------  -----------  -----------

Total        $10,000,000  $13,000,000
-----------  ===========  ===========

     Substantially all of the backlog at December 31, 2003 represents backlog under contracts that will be shipped during 2004.

The backlog at December 31, 2003 and December 31, 2002 does not include approximately $3,000,000 and $1,000,000, respectively, of orders not yet received under a Master Order Agreement received from a customer whereby the Company was authorized to procure material to complete such orders. The Company received additional orders in January 2004, but is uncertain when the remaining units will be ordered. All orders that had not been received at December 31, 2002, were subsequently received during 2003.

A significant amount of the Company's contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

SPECIAL  FEATURES  OF  UNITED  STATES  GOVERNMENT  CONTRACTS

     Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the Power Units Segment at the convenience of the United States Government occurred during the years ended December 31, 2003 and 2002.

     A significant portion of the Company's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. Management believes based on its experience, that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

RESEARCH  AND  DEVELOPMENT

     The Company incurred approximately $987,000, and $882,000 of research and development expenses during the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Company recognized revenue of approximately $679,000 and $368,000, respectively, for customer funded research and development.

PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 12, 2004, the Company employed 102 persons, all but one on a full-time basis. Of these, the Electronics Segment employed 54 people, consisting of 9 in engineering and drafting, 5 in sales and marketing, 10 in direct and corporate administration and the balance in production. The Power Units Segment employed 48 people, consisting of 13 in engineering and drafting, 6 in sales, 3 in direct and corporate administration and the balance in production.

RISK  FACTORS

     This report and other reports filed by us contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this report, as well as additional risks and uncertainties of which we are currently unaware. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements".

WE  ARE  HEAVILY  DEPENDENT  UPON  THE  CONTINUANCE  OF  MILITARY  SPENDING.

A significant amount of all the products we manufacture are used in military applications. The attacks of September 11, 2001 and subsequent world events have led the U.S. Government to increase the level of military spending necessary for domestic and overseas security. We are heavily dependent upon military spending as a source of revenues and income. Accordingly, any substantial future reductions in overall military spending by the U.S. Government could have a material adverse effect on our sales and earnings.

WE COULD HAVE DIFFICULTIES IN PROCURING CONTRACTS BECAUSE OF A REDUCTION IN THE LEVEL OF INDUSTRY-WIDE FUNDING AND PRICING PRESSURES.

          We continue to pursue many business opportunities, including programs in which we have previously participated but, due to industry-wide funding and pricing pressures, we could encounter delays in the awards of these contracts. We continue to seek new contracts which require incurring up-front design, engineering, prototype and pre-production costs. While we are attempting to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the U.S. Government, for such effort. In addition, even if the U.S. Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production.

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

WE ARE DEPENDENT ON CERTAIN OF OUR CUSTOMERS AND WE DO NOT HAVE ANY LONG-TERM CONTRACTS WITH THESE CUSTOMERS.

          Various agencies of the U.S. Government, Raytheon Company, Lockheed Martin Corp, and BAE SYSTEMS accounted for approximately 26%, 20%, 14% and 14%, respectively, of our consolidated net sales for the year ended December 31, 2003. Various agencies of the U.S. Government, Lockheed Martin Corp., Raytheon Company and BAE SYSTEMS accounted for approximately 24%, 24%, 21% and 21%, respectively, of the net sales of our Electronics Segment for the year ended December 31, 2003. Various agencies of the U.S. Government and Raytheon Company accounted for approximately 28% and 18%, respectively, of the net sales of our Power Units Segment for the year ended December 31, 2003. We do not have any significant long-term contracts with any of the above-mentioned customers. The loss of any of these customers would have a material adverse effect on our net sales and earnings. Due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.

WE ARE DEPENDENT UPON OUR SENIOR EXECUTIVE OFFICERS AND KEY PERSONNEL FOR THE OPERATION OF OUR BUSINESS.

We are dependent for the operation of our business on the experience, technology knowledge, abilities and continued services of our officers, Dennis Sunshine, President and Chief Executive Officer, Bruce Reissman, Executive Vice President and Chief Operating Officer and Mitchell Binder, Vice President-Finance and Chief Financial Officer. The loss of services of any of such persons would be expected to have a material adverse effect upon our business and/or our prospects. Our future success is dependent upon, among other things, the successful recruitment and retention of key personnel including executive officers, for sales, marketing, finance and operations. We face significant competition for skilled and technical talent. No assurance can be made that we will be successful in attracting and retaining such personnel. If we are unable to retain existing key employees or hire new employees upon acceptable terms when necessary, our business could potentially be adversely affected.

ITEM  2.          DESCRIPTION  OF  PROPERTIES

     The Company owned its plant and executive offices, located at 80 Cabot Court, Hauppauge, New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, sprinklered, brick building which was completed in October 1982 and expanded in 1985. In March 2001, the Company completed a sale-leaseback transaction whereby it sold its land and building for $3,000,000 and entered into a twelve year net lease with the buyer of the property. The lease provides for an annual payment of $360,000 with 10% increases in the fourth, seventh and tenth years of the lease. The lease expires in February 2013, but may be extended by the Company at its option through 2025. During the extension period, the lease provides for an annual rent of $527,076 with 10% increases in the fourth, seventh and tenth years of the extended lease.

     Behlman leases 1,700 square feet in Ventura, California which are used for sales. The lease provides for monthly payments of $1,557.00 through December 2004.

ITEM  3.          LEGAL  PROCEEDINGS

There are no pending legal proceedings against the Company, other than routine litigation incidental to the Company's business.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          None.
                                     PART II
                                     -------

ITEM  5.          MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") SmallCap Market under the symbol ORBT.
The following table sets forth the high and low closing sale prices of the Company's common stock for each quarter from January 1, 2002 through its fiscal year ended December 31, 2003, as reported on the Nasdaq SmallCap Market.



                   CLOSE (1)
                   ----------

                   HIGH        LOW
                   ----------  -----

2002:

  First Quarter:   $     3.42  $2.12
-----------------  ----------  -----

  Second Quarter:        4.32   3.16
-----------------  ----------  -----

  Third Quarter:         3.88   2.28
-----------------  ----------  -----

  Fourth Quarter:        3.64   1.70
-----------------  ----------  -----


2003:

  First Quarter:   $     4.00  $3.01
-----------------  ----------  -----

  Second Quarter:        5.07   3.30
-----------------  ----------  -----

  Third Quarter:         7.55   4.47
-----------------  ----------  -----

  Fourth Quarter:        7.85   6.18
-----------------  ----------  -----

_______________
-----------------


(1) Retroactively restated to reflect a twenty-five percent (25%) stock dividend
--------------------------------------------------------------------------------
effective  August  15,  2003.
-----------------------------

HOLDERS

     As of March 19, 2004, the Company had 427 shareholders of record. The Company's stock is traded on the Nasdaq SmallCap Market (Nasdaq symbol: ORBT).

DIVIDENDS

     The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Compnay intends to retian earnings, if any, to support the growth of its business.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The  following  table  sets  forth,  as  of  December  31,  2003:

- the number of shares of the Company's common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's stockholders and those granted under plans, including individual compensation contracts, not approved by the Company's stockholders (column A),

- the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

- the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).


                   EQUITY COMPENSATION PLAN INFORMATION TABLE


                (a)                 (b)                   (c)

Plan Category  Number of securities  Weighted-average     Number of securities
               to be issued upon     exercise price of    remaining available
               exercise of           outstanding options, for future issuance
               outstanding options,  warrants and rights  under equity
               warrants and rights                        compensation plans
                                                          (excluding securities
                                                          reflected in
                                                          column(a))
----------------------------------------------------------------------------

Equity compensation   871,677                $2.97                   365,204
plans approved by
security holders  ----------------------------------------------------------

Equity compensation
plans not approved
by security
holders                  0                    N/A                    0
                  ----------------------------------------------------------

Total                 871,677                $2.97                   365,204
                  ==========================================================







ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Executive  Overview
-------------------

     The Company achieved a significant increase in operating results for the year ended December 31, 2003. Revenues increased slightly but the Company's gross profit margins and net income significantly improved during the year. Our backlog at December 31, 2003, was approximately $10,000,000 compared to approximately $13,000,000 at December 31, 2002. However, the current year backlog does not include approximately $3,000,000 of anticipated orders from a customer for which the Company has been authorized to procure material. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain encouraged by our business environment and we expect our strong operating results to continue in 2004. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 5.3 to 1 current ratio at December 31, 2003. We currently have a $2,000,000 credit facility in place that we have not used, to date, and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

Forward  Looking  Statements
----------------------------

     Statements in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

Inventories
-----------

     Inventory is valued at the lower of cost (first in, first out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company's products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that the Company had previously determined to be obsolete.


Deferred  tax  asset
--------------------

     At December 31, 2003, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $24,600,000 and $10,300,000, respectively, that expire through 2021. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles are no longer subject to amortization. These costs were reviewed for potential impairment in 2003 and 2002 and will be reviewed on an annual basis thereafter.

RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2003  v.  Year  Ended  December  31,  2002
----------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

Consolidated net sales for the year ended December 31, 2003 increased by 2.7% to $17,139,000 from $16,695,000 for the prior year principally due to a 23.3% increase in sales recorded from the Power Units Segment that was partially offset by 9.0% decrease in sales recorded by the Electronics Segment.

Gross profit, as a percentage of net sales, for the year ended December 31, 2003 increased to 43.6% from 40.8% for the prior year. The increase in gross profit, as a percentage of sales, was due to an increase in gross profit realized by both the Electronics and Power Units Segments. The increase in gross profit realized by the Power Units Segment was principally due to an increase in sales and the increase in gross profit realized by the Electronics Segment was principally due to a change in product mix.

Selling, general and administrative expenses for the year ended December 31, 2003 increased to $6,039,000 from $5,666,000, or 6.6%, from the year ended
December 31, 2002 principally due to higher corporate administrative costs, particularly, non-cash net charges of $133,000 resulting from the issuance of warrants to its investment banker. Exclusive of these non-cash net charges, selling, general and administrative expenses for the year ended December 31, 2003 increased by 4.2% from the year ended December 31, 2002. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2003 increased to 35.2% from 33.9% for the prior year principally due to the aforementioned costs that was partially offset by increased sales during the current year.

Interest expense for the year ended December 31, 2003 decreased to $9,000 from $74,000 for the year ended December 31, 2002 principally due to the pay off of the outstanding balance under the Company's credit facility with an asset-based lender in the first quarter of 2003.

Investment and other income for the year ended December 31, 2003 decreased to $110,000 from $143,000 for the prior year principally due to a decrease in funds available for investment and due to lower interest rates.

Net income before income tax benefit was $1,528,000 for the year ended December 31, 2003, compared to $1,215,000 for the year ended December 31, 2002. Net income before income tax benefit for the current period includes non-cash net charges of $133,000 resulting from the issuance of warrants to its investment banker. The increase in income was principally due to the increase in sales from the Company's Power Units Segment, the increase in gross profit realized by the Electronics Segment that was partially offset by higher corporate administrative costs.

During the year ended December 31, 2003, due to increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.

As a result of the foregoing, net income for the year ended December 31, 2003 was $1,628,000 compared to $1,215,000 for the year ended December 31, 2002. Adjusting for the aforementioned non-cash income and expense items, net income for the year ended December 31, 2003 was $1,661,000 compared to $1,215,000 for the year ended December 31, 2002.

Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Working capital increased to $9,005,000 at December 31, 2003 compared to $6,987,000 at December 31, 2002. The ratio of current assets to current liabilities increased to 5.3 to 1 at December 31, 2003 from 2.9 to 1 at December 31, 2002.

Net cash used in operations for the year ended December 31, 2003 was $345,000, primarily attributable to an increase in accounts receivable, a decrease in accounts payable and accrued expenses, a decrease in reserves applicable to discontinued operations and the non-cash effect of the income tax benefit that was partially offset by net income for the period and the non-cash effect of the issuance of warrants to the Company's investment banker. Net cash provided by operations for the year ended December 31, 2002 was $1,649,000, primarily attributable to the net income for the period, a decrease in accounts receivable and inventories and an increase in accrued expenses that was partially offset by a decrease in accounts payable and customer advances.

Cash flows used in investing activities for the year ended December 31, 2003 was $75,000 attributable to the purchase of marketable securities and the purchase of property and equipment. Cash flows used in investing activities for the year ended December 31, 2002 was $20,000, attributable to the purchases of property and equipment.

Cash flows used in financing activities for the year ended December 31, 2003 was $805,000, attributable to the repayments of long-term debt that was partially offset by the proceeds from stock option exercises due to a material increase in the price of the Company's stock. Cash flows used in financing activities for the year ended December 31, 2002 was $352,000, primarily attributable to the repayments of long term debt and notes payable.

     All operations of the discontinued apparel companies have been terminated. All losses, and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In January 2001, the Company closed on a new $1,000,000 credit facility with an asset-based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility was increased to $1,500,000. The agreement continued until February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including compliance with certain financial covenants. Loans under the terminated facility did bear interest at the prime rate of the Chase Manhattan Bank plus 1.75% per annum (4% at December 31, 2003). Loans under the new facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer rate (1.12% at December 31,
2003).
The Company's contractual obligations and commitments are summarized as follows:





                         Less than                   1-3        4-5      After 5
Obligation               Total        1 Year        Years      Years      Years
-----------------------  -----        ------        -----      -----      -----

Long-term debt        $138,000      $ 138,000          $0        $0           $0

Capital lease
    obligations         41,000         11,000       30,000        0            0

Operating leases     4,057,000        440,000    1,236,000  871,000    1,510,000

Other long-term
    obligations        252,000        252,000            0         0           0
                     ----------    ----------    ---------   --------  ---------
Total contractual
    obligations     $4,488,000       $841,000   $1,266,000  $871,000  $1,510,000



     The Company's existing capital resources, including its bank credit facility, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for its operations. However, the Company is seeking an accretive acquisition and would likely need financing in order to complete such acquisition. The Company believes that financing alternatives are available.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders commenced in the third quarter of 2002 and continued throughout 2003. The Company also had experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of current economic conditions. However, the commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Currently, the backlog of the commercial division is the highest it's been since the Company acquired its Power Units Segment in 1996. The Company has also seen the flow of new orders from its Electronics Segment running about comparable to the prior year. Although the Electronics Segment and the custom division of the Power Units Segment are pursing several opportunities for reorders as well as new contract awards, the Company has always found it difficult to predict the timing of such awards.

There is no seasonality to the Company's business. The Company's revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. The Company stratifies all the opportunities it is pursuing by various confidence levels. The Company generally realizes a very high success rate with those opportunities that it applies a high confidence level to. The Company currently has a significant amount of potential contract awards that it has applied a high confidence level to. However, because it is difficult to predict the timing of awards for most of the opportunities the Company is pursuing, it also becomes difficult to predict when the Company will commence shipping under these contracts. A delay in the receipt of any contract from its customer ultimately causes a corresponding delay in shipments under that contract.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. Any future reductions in the level of military spending by the United States Government could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division is beginning to introduce certain of its products into commercial and foreign markets as well as to other Departments of Defense.


Quantitative  and  Qualitative  Disclosures  About  Market  Risks
-----------------------------------------------------------------

     The Company currently has no bank debt and consequently, is not exposed to market risk related to changes in interest rates. However, the Company's line of credit is at a variable rate of interest and is not hedged by any derivative instruments.



ITEM  7.          FINANCIAL  STATEMENTS

     The information required under this Item appears in a separate section following Item 14 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.     CONTROLS  AND  PROCEDURES

     An evaluation was performed, as of December 31, 2003, under the supervision and with the participation of our management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, our management has concluded that its disclosure controls and procedures were effective as of December 31, 2003.

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2003.





                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders.

ITEM  10.     EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibit:

Exhibit  No.     Description  of  Exhibit
------------     ------------------------

  3  (a)*        Composite  of  Certificate  of  Incorporation,  as  amended.

  3  (b)         By-Laws, as amended. Incorporated by reference to Exhibit 3(b)
                 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

  4  (a)         Orbit  International  Corp. 1995 Stock Option Plan for
                 Non-Employee Directors. Incorporated by reference to Annex C to Registrant's Definitive Proxy Statement on
                 Schedule 14A filed with the Securities and Exchange
                 Commission on November  17,  1995.

  4  (b)         Orbit  International  Corp.  1995  Employee  Stock  Option
                 Plan Incorporated  by reference to Annex B to Registrant's
                 Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 17, 1995

  4  (c)         Orbit International  Corp. 2000  Employee  Stock  Option  Plan
                 Incorporated  by  reference  to  Appendix  B  to  Registrant's
                 Definitive Proxy Statement  on  Schedule 14A filed with the
                 Securities and Exchange Commission on April  28, 2000.

  4  (d)         Orbit  International  Corp.  2003  Employee  Stock  Incentive
                 Plan. Incorporated  by  reference to Exhibit 4 to Registrant's
                 Annual Report on Form 10-KSB  for  the  fiscal  year  ended
                 December  31,  2002.

 10  (a)         Form of Agreement  among  Kenneth  Freedman, Frederick Meyers,
                 The Panda  Group, Inc. and  Orbit International  Corp. dated
                 March  28,  1996. Incorporated by reference to Exhibit 10(g) to
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

 10  (b)         Form  of  Amended  Promissory  Note dated March 28, 1996
                 between the Orbit International Corp. and The Panda Group, Inc.
                 Incorporated by reference to Exhibit  10(g)  to  Registrant's
                 Annual Report on Form 10-K for the fiscal year ended
                 December  31, 1995.

  10 (c) Asset Purchase Agreement, dated as of January 11, 1996, by and among Astrosystems, Inc., Behlman Electronics, Inc., Orbit International Corp. and Cabot Court, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 1996

  10  (d)        Amendment  dated  as of March 1, 2000 to the Agreement dated
                 March 28,  1996  among  Kenneth  Freedman, Frederick Meyers,
                 The Panda Group, Inc. and Orbit  International  Corp.
                 Incorporated by reference to  Exhibit  10(i)  to Registrant's
                 Annual Report on Form 10-KSB for the fiscal year ended
                 December 31,2000.

  10 (e) Amended and Restated Employment Agreement, dated as of February 15, 1999, between Registrant and Mitchell Binder. Incorporated by reference to Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  10 (f) Amended and Restated Employment Agreement, dated as of February 15, 1999, between Registrant and Bruce Reissman. Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  10 (g) Amended and Restated Employment Agreement, dated as of February 15, 1999 between Registrant and Dennis Sunshine. Incorporated by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  10  (h)        Financing  Agreement dated January 8, 2001 between the Company and Rosenthal & Rosenthal, Inc. including exhibits and schedules thereto. Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10  (i)        Financing Agreement dated  January  8,  2001 between  Behlman
                 Electronics,  Inc.  and  Rosenthal  &  Rosenthal,  Inc.
                 including exhibits and schedules thereto. Incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10 (j) Purchase and Sale Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10(k) Lease Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to
                 Exhibit 10(m) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10  (l)        Form  of Indemnification Agreement between the Company and each of its  Directors  dated  as  of  September  10, 2001.
                 Incorporated by reference to Exhibit  10(d)  to Registrant's
                 Annual Report on Form 10-KSB for the fiscal year ended
                 December  31,  2001.

  10(m) Loan and Security Agreement dated as of January 28, 2003 between the Company and Merrill Lynch Business Financial Services Inc. including exhibits and other attachments thereto. Incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

  14* Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

  21            Subsidiaries of Registrant.  Incorporated by reference to
                Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1996

  23*          Consent  of  Goldstein  Golub  Kessler  LLP.

  31  (a)*     Certification  of  the  Chief  Executive Officer required by Rule
               13a-14(a)  or  Rule  15d-14(a)  and  18  U.S.C.  1350.

  31  (b)*     Certification  of  the  Chief  Financial Officer required by Rule
               13a-14(a)  or  Rule  15d-14(a)  and  18  U.S.C.  1350.

  32  (a)*     Certification  of  the  Chief  Executive Officer required by Rule
               13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.

  32  (b)*     Certification  of  the  Chief  Financial Officer required by Rule
               13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.

_________________________
     *  Filed  herewith.


(b)     Reports  on  Form  8-K:

     On  November  6, 2003, the Company filed a current report on Form 8-K under
Item 12. Results of Operations and Financial Condition relating to its press release issued on November 6, 2003, announcing the Company's operating results for its third quarter and nine months ended September 30, 2003.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2004 Annual Meeting of Stockholders.




                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------
INDEPENDENT  AUDITOR'S  REPORT                                        F-1


CONSOLIDATED  FINANCIAL  STATEMENTS:

   Balance  Sheet  as  of  December  31,  2003  and  2002             F-2
   Statement  of  Operations  for  the  Years  Ended
     December 31, 2003 and 2002                                       F-3
   Statement  of  Stockholders' Equity for the Years
     Ended December 31, 2003 and 2002                                 F-4
   Statement  of  Cash  Flows  for  the  Years
     Ended December 31, 2003 and 2002                                 F-5
   Notes  to  Consolidated  Financial  Statements                  F-6 - F-16

INDEPENDENT  AUDITOR'S  REPORT




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

February  25,  2004


                                                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                       CONSOLIDATED  BALANCE  SHEET



DECEMBER 31,                                                                    2003          2002
                                                                               -----          -----
ASSETS

Current Assets:
  Cash and cash equivalents                                              $   797,000   $ 2,022,000
  Investments in marketable securities                                        55,000         3,000
  Accounts receivable, less allowance for doubtful accounts of $145,000
   in 2003 and $165,000 in 2002                                            2,615,000     1,355,000
  Inventories                                                              7,077,000     7,109,000
  Other current assets                                                       158,000       154,000
  Deferred tax asset                                                         390,000        75,000
                                                                          ----------    -----------
  TOTAL CURRENT ASSETS                                                    11,092,000    10,718,000

Property and Equipment, at cost, less accumulated
 depreciation and amortization                                               164,000       218,000

Excess of Cost over the Fair Value of Assets Acquired                        868,000       868,000

Other Assets                                                                 869,000       853,000

Deferred Tax Asset                                                           200,000       275,000
                                                                         -----------      ---------
  TOTAL ASSETS                                                           $13,193,000   $12,932,000
                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term obligations                               $   149,000   $   201,000
  Accounts payable                                                           759,000     1,048,000
  Notes payable                                                                    -       766,000
  Accrued expenses                                                           842,000     1,029,000
  Accounts payable, accrued expenses and reserves applicable
   to discontinued operations                                                252,000       555,000
  Customer advances                                                                -        47,000
  Deferred income                                                             85,000        85,000
                                                                          ----------     ----------
  TOTAL CURRENT LIABILITIES                                                2,087,000     3,731,000
Deferred Income                                                              684,000       769,000
Long-term Obligations                                                         30,000       173,000
                                                                           ---------     ----------
  TOTAL LIABILITIES                                                        2,801,000     4,673,000

Stockholders' Equity:
  Common stock - $.10 par value                                              403,000       391,000
  Additional paid-in capital                                              24,583,000    24,090,000
  Accumulated deficit                                                     (4,744,000)   (6,372,000)
                                                                          ----------     ----------
                                                                          20,242,000    18,109,000
  Treasury stock, at cost                                                 (9,850,000)   (9,850,000)
                                                                          ----------    -----------
  STOCKHOLDERS' EQUITY                                                    10,392,000     8,259,000
                                                                         -----------    ----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $13,193,000   $12,932,000
                                                                         ===========   ===========

                                 See Notes to Consolidated Financial Statements

                               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                  CONSOLIDATED  STATEMENT  OF  OPERATIONS


YEAR ENDED DECEMBER 31,                               2003          2002
                                               -----------   -----------

Net sales                                      $17,139,000   $16,695,000

Cost of sales                                    9,673,000     9,883,000
                                                ----------    -----------
Gross profit                                     7,466,000     6,812,000

Selling, general and administrative expenses     6,039,000     5,666,000

Interest expense                                     9,000        74,000

Investment and other income, net                  (110,000)     (143,000)
                                                 ---------     ----------
Total expenses                                   5,938,000     5,597,000
                                                 ---------     ----------
Income before income tax benefit                 1,528,000     1,215,000

Income tax benefit                                (100,000)         -
                                                ---------      ----------
Net income                                     $ 1,628,000   $ 1,215,000
                                               ===========   ===========

Net income per common share: (a)
  Net income:
    Basic                                      $       .60   $       .46
                                               ===========   ===========
    Diluted                                    $       .55   $       .42
                                               ===========   ============


(a) Retroactively restated to reflect a twenty-five (25%) stock dividend effective August 15, 2003.

                           See Notes to Consolidated Financial Statements




                                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  ----------------------------------------------



YEARS  ENDED  DECEMBER  31,  2003  AND  2002
--------------------------------------------
                             COMMON  STOCK
                          10,000,000  SHARES
                              AUTHORIZED            ADDITIONAL
                           SHARES                    PAID-IN       ACCUMULATED      TREASURY  STOCK
                          ISSUED(A)   AMOUNT(A)     CAPITAL(A)       DEFICIT      SHARES(A)     AMOUNT           TOTAL
                         ----------  ---------    ------------    -----------    ---------     --------         ------
Balance  at
December 31, 2001        3,904,000    $390,000    $24,087,000      $(7,587,000)  (1,268,000) $(9,850,000)  $ 7,040,000

Exercise  of  options        4,000       1,000          3,000       -                 -             -            4,000

Net  income                    -           -             -           1,215,000        -             -        1,215,000
Balance at               ---------     ---------    ----------      ----------   ----------   ----------     ---------
December  31,  2002      3,908,000     391,000     24,090,000       (6,372,000)  (1,268,000)  (9,850,000)    8,259,000

Exercise  of  options      116,000      12,000        144,000           -             -            -           156,000

Issuance  of  warrants         -            -         209,000           -             -            -           209,000

Tax  benefit  of stock
option exercise                -            -          140,000          -             -            -           140,000

Net  income                   -             -             -         1,628,000         -            -         1,628,000
                         ---------     ---------    ---------      ----------     ----------    ----------   ---------
Balance  at
December  31,  2003      4,024,000     $403,000    $24,583,000    $(4,744,000)   (1,268,000)  $(9,850,000) $10,392,000
                         =========     ========    ===========    ===========    ==========   ===========  ===========



(a) Retroactively restated to reflect a twenty-five (25%) stock dividend effective August 15, 2003.

                  See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS


YEAR ENDED DECEMBER 31,                                                         2003         2002
                                                                               ------      -------

Cash flows from operating activities:
  Net income                                                             $ 1,628,000   $1,215,000
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                             77,000       73,000
    Bad debt                                                                  37,000            -
    Expense due to issuance of warrants                                      209,000            -
    Deferred income                                                          (85,000)     (85,000)
    Deferred tax benefit                                                    (240,000)           -
    Tax benefit of options exercised                                         140,000            -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          (1,297,000)     733,000
      Decrease in inventories                                                 32,000      104,000
      Increase in other current assets                                        (4,000)     (74,000)
      Increase in other assets                                               (16,000)     (96,000)
      Decrease in accounts payable                                          (289,000)    (287,000)
      (Decrease) increase in accrued expenses                               (187,000)     215,000
      Decrease in customer advances                                          (47,000)    (110,000)
      Decrease in accounts payable, accrued expenses and reserves
       applicable to discontinued operations                                (303,000)     (39,000)
                                                                           ---------    ----------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (345,000)   1,649,000

Cash flows from investing activities:
    Purchase of marketable securities                                        (52,000)           -
    Purchase of property and equipment                                       (23,000)     (20,000)
                                                                             --------     --------
  NET CASH USED IN INVESTING ACTIVITIES                                      (75,000)     (20,000)

Cash flows from financing activities:
  Repayments of long-term debt                                              (961,000)    (184,000)
  Repayments of notes payable                                                      -     (172,000)
  Proceeds from exercise of options                                          156,000        4,000
                                                                            --------    ---------
  NET CASH USED IN FINANCING ACTIVITIES                                     (805,000)    (352,000)

Net (decrease) increase in cash and cash equivalents                      (1,225,000)   1,277,000

Cash and cash equivalents at beginning of year                             2,022,000      745,000
                                                                         -----------   -----------
Cash and cash equivalents at end of year                                 $   797,000   $2,022,000
                                                                         ===========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                                 $     9,000   $  137,000
                                                                         ===========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:

  Property and equipment acquired through capital lease                  $         -   $   51,000
                                                                         ============  ===========

                  See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS
------------------------------------------

  1.  ORGANIZATION  AND  BUSINESS:
  --------------------------------

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

  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
  ---------------------------------------------------

     During 2003, the board of directors approved a twenty-five percent (25%) stock dividend. The stock dividend has been accounted for as a 5 for 4 stock split and all references to shares and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the stock dividend.

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company maintains cash in deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

     Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

     Inventories are priced at the lower of cost (first-in, first-out basis) or market.

     Property and equipment is recorded at cost. Depreciation and amortization of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 5 to 8 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the estimated useful life of the improvement, whichever is less.

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

     The Company's freight and delivery costs were $39,000 and $49,000 for the years ended December 31, 2003 and 2002, respectively. These costs are included in selling, general and administrative expenses.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     When impairment indicators are present, the Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2003, that there was no impairment to goodwill and, pursuant to SFAS No. 142, goodwill is no longer being amortized.

     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

     The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

     Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Binomial and Black-Scholes option pricing models with the following weighted-average assumptions for the years ended December 31, 2003 and 2002: risk-free interest rates of 2.3% to 3.58% and 4.9%, respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 131% and 144%, respectively; and a weighted-average expected life of the options of 9.0 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


December 31,                                  2003        2002
                                              ----        -----

Net income - as reported                $1,628,000  $1,215,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair-value-based method for all
 awards, net of related tax effect         256,000       3,000
                                        ----------  ----------
Net income - pro forma                  $1,372,000  $1,212,000
                                        ==========  ==========

Basic income per share - as reported    $      .60  $      .46
                                        ==========  ==========

Basic income per share - pro forma      $      .51  $      .46
                                        ==========  ==========

Diluted income per share - as reported  $      .55  $      .42
                                        ==========  ==========

Diluted income per share - pro forma    $      .46  $      .42
                                        ==========  ===========


The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different from the stated value at December 31, 2003 and 2002.

Research and development costs are expensed when incurred. The Company expensed approximately $987,000 and $882,000 for research and development during the years ended December 31, 2003 and 2002, respectively. Such expenses are included in selling, general and administrative expenses.


  3.  INVENTORIES:
 ------------------

Inventories  consist  of  the  following:


December 31,            2003        2002
                       -----        ----

Raw materials     $3,433,000  $3,665,000
Work-in-progress   3,202,000   3,020,000
Finished goods       442,000     424,000
                  ----------  ----------
                  $7,077,000  $7,109,000
                  ==========  ==========


  4.  PROPERTY  AND  EQUIPMENT:
  -----------------------------

Property  and  equipment  consists  of:



December 31,                                     2003        2002
                                                -----        ----
    Leasehold improvements                 $    4,000  $    4,000
Machinery and equipment                     1,194,000   1,175,000
Furniture and fixtures                        632,000     628,000
                                            ---------   ---------
                                            1,830,000   1,807,000
Accumulated depreciation and amortization   1,666,000   1,589,000
                                            ---------  ----------
                                           $  164,000  $  218,000
                                           ==========  ==========


  5.  EXCESS  OF  COST  OVER  THE  FAIR  VALUE OF ASSETS ACQUIRED:
  ----------------------------------------------------------------

Effective January 1, 2002, Orbit adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2003, that there was no impairment to goodwill and, pursuant to SFAS No. 142, goodwill is no longer being amortized.


 6.  DEBT:
  -----------

     At December 31, 2002, the Company had an outstanding balance of $766,000 due to an asset based lender. This amount was fully paid off by the Company in 2003.

In February 2003, the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The agreement will continue from year to year, unless terminated sooner due to an event of default including compliance with financial covenants. The agreement was renewed in February 2004. Loans under the facility will bear interest equal to the sum of 2.75% plus the one-month LIBOR rate (1.12% and 1.382% at December 31, 2003 and 2002, respectively). No amounts have been borrowed under the credit facility.

The  Company's  long-term  debt  obligations  are  as  follows:

December  31,                                                  2003        2002
                                                        -----      -----

Promissory  note  payable  to  the  sellers  of  a
discontinued apparel division through
December  2004                                        $132,000   $264,000

Note due to the estate of the former principal
officer, interest at prime (4.00% at  December
 31,  2003), payable  in monthly installments            6,000     59,000

Capitalized  lease  obligation  collateralized by
certain machinery, interest at 8.6%, payable in
monthly installments of $870 through 2007               41,000      51,000
                                                     ---------    --------

                                                       179,000     374,000
Less  current  portion                                 149,000     201,000
                                                     ---------    --------
                                                     $  30,000    $173,000
                                                     =========   =========
 Principal  payments  due  on  the  Company's long-term debt are as follows:

Year  ending  December  31,
     2004      $149,000
     2005        10,000
     2006        10,000
     2007        10,000
                -------
               $179,000
                =======


  7.  STOCK-BASED  COMPENSATION  PLANS:
  -------------------------------------

     The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees options to acquire up to 1,312,500 common shares. Additionally, the plans authorize the granting to nonemployee directors of the Company options to acquire up to 62,500 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant. All options are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant.

------
The  following  table  summarizes  activity  in  stock  options:
----------------------------------------------------------------

December  31,                         2003                2002
-------------                        -----                ----

                                    Weighted-             Weighted-
                                     average               average
                                    Exercise              Exercise
                               Options     Price     Options     Price
                              -------      -----     ------     ------

Outstanding  at  beginning
 of  year                      865,000     $2.32     866,000     $2.31

Granted                        145,000     $5.50       3,000     $3.76

Forfeited                      (22,000)    $2.41          -        -

Exercised                     (116,000)    $1.37      (4,000)    $0.95
                              ---------   ------    --------     -----
Outstanding  at  end  of  year 872,000     $2.02     865,000     $2.32
                               =======               =======

Exercisable  at  end  of  year 695,000               801,000
                               =======               =======

Weighted-average  fair
 value  of  options  granted
 during  the  year                         $4.52                 $3.67
                                           -----                 -----

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                     Options  Outstanding                Options  Exercisable
                     --------------------               ---------------------
                                Weighted-
                                 average      Weighted  Weighted-
                                Remaining     average    average
   Range  of         Number     Contractual   Exercise   Number      Exercise
Exercise  Prices   Outstanding     Life        Price   Exercisable    Price
----------------  -----------   ----------   --------  -----------  --------

$ .75  -  $1.34      148,000       7.00       $1.30     148,000       $1.30
$1.58  -  $1.94       81,000       3.00       $1.86      81,000       $1.86
$2.02  -  $3.00      466,000       3.00       $2.81     434,000       $2.84
$3.74  -  $7.20      177,000       9.00       $5.28      32,000       $5.28
---------------     ---------     -----       -----     -------       -----
$ .75  -  $7.20      872,000       5.00       $2.97     695,000       $2.47
================    ========     ======       ======   ========       =====

At December 31, 2003, 365,000 shares of common stock were reserved for future issuance of stock options.

In June 2003, the Company issued 62,500 warrants to its investment banker at an exercise price of $4.83 per share. At December 31, 2003, 31,250 of such warrants were exercisable.

  8.  EMPLOYEE  BENEFIT  PLAN:
  ----------------------------

     A profit-sharing and incentive-savings plan provides benefits to certain employees who meet specified minimum service and age requirements. The plan provides for contributions by the Company equal to 1/2 of employee contributions (but not more than 2% of eligible compensation) and the Company may make additional contributions out of current or accumulated net earnings at the sole discretion of the Company's board of directors.

     The Company contributed approximately $154,000 and $143,000 to the plan during the years ended December 31, 2003 and 2002, respectively.

  9.  INCOME  TAXES:
  ------------------
     For the years ended December 31, 2003 and 2002 , the Company utilized net operating loss carryovers and, accordingly, recorded no provision for income taxes.

     At December 31, 2003 and 2002, the Company has an alternative minimum tax credit of approximately $564,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $24,600,000 and $10,300,000, respectively, at December 31, 2003. The net operating loss carryforwards expire through 2021.


     During the year ended December 31, 2003, the Company's deferred tax asset increased principally due to an income benefit relating to the exercise of stock options during the year and a reduction to its valuation allowance due to the projected increase in profitability of the Company, therefore allowing the Company to utilize more of its net operating loss carryforwards.

The components of the net income tax benefit for the year ended December 31, 2003 consist of:

Deferred:
  Federal          $  90,000
  State               10,000
                   ---------
Total  deferred     $100,000
                   =========

The reconciliation of income tax computed at the U.S. federal and state statutory tax rates to income tax expense is as follows:

December  31,                             2003     2002
                                        ------    -----

Tax  at  U.S.  statutory  rates          34.0%     34.0%
State  taxes                              6.0
Exercise  of  stock  options             (9.0)
Utilization  of  net  operating
  loss  carryforward                    (22.0)    (34.0)
Reduction  in  valuation allowance      (16.0)
                                       -------    ------
                                         (7.0)%     -0-%
                                        ======    ======

------
The  deferred  tax  asset  is  comprised  of  the  following:

December  31,                                           2003              2002
                                                 -----------    --------------

Alternative minimum tax credit carryforward     $     564,000   $      564,000

Net  operating  loss  and  capital  loss
 Carryforwards (including  pre-acquisition
 net  operating  loss carryforwards)                8,740,000        8,598,000

Temporary  differences  in  bases  of  assets  and
 liabilities:
  Accounts  receivable  and  inventory                336,000          336,000
  Goodwill                                            537,000          738,000
  Deferred  revenue                                   281,000          312,000
  Accrued  expenses                                   142,000          136,000
  Property  and  equipment                            (31,000)          10,000
                                                  ------------      ----------
                                                    1,265,000        1,532,000
                                                  -----------       ----------
Total  deferred  tax  asset                        10,569,000       10,694,000

Valuation  allowances                              (9,979,000)     (10,344,000)
                                                  ------------    ------------
Net  deferred  tax  asset                       $     590,000   $      350,000
                                                =============   ==============

  10.  SIGNIFICANT  CUSTOMERS  AND  CONCENTRATIONS  OF  CREDIT  RISK:
  -------------------------------------------------------------------

     Sales to significant customers accounted for approximately 74% (26%, 20%, 14% and 14%) and 69% (34%, 23% and 12%) of the Company's consolidated net sales for the years ended December 31, 2003 and 2002, respectively.

     Significant customers of the Company's Electronics Segment accounted for approximately 90% (24%, 24%, 21% and 21%) and 83% (52%, 16% and 15%) of the
Electronics Segment's net sales for the years ended December 31, 2003 and 2002, respectively.

     Significant customers of the Company's Power Units Segment accounted for approximately 46% (28% and 18%) of the Power Units Segment's net sales for the year ended December 31, 2003. One significant customer accounted for approximately 37% of the Power Units Segment's net sales for the year ended December 31, 2002.

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


  11.  LEASING  ARRANGEMENTS:
  -----------------------------

     The Company entered into a sale-leaseback of its operating facility in 2001. The initial term of the operating lease expires in 2013 and may be extended by the Company at its option through February 2025. The Company recorded a deferred gain on the sale which is being recognized over the initial term of the lease. Additional operating leases are for a sales office and vehicles. The Company also has a capital lease obligation for equipment acquired in 2002.

   Future minimum lease payments as of December 31, 2003 under operating and capital lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year  ending  December  31,
     2004                                     $450,000
     2005                                      414,000
     2006                                      414,000
     2007                                      439,000
     2008                                      436,000
     Thereafter                              1,945,000
                                            ----------
Total  future  minimum  lease  payments     $4,098,000
                                            ==========

Rent expense for operating leases was approximately $378,000 and $381,000 for the years ended December 31, 2003 and 2002, respectively.


  12.  COMMITMENTS   AND  CONTINGENCIES:
----------------------------------------

The Company has employment agreements
with its three executive officers which may be terminated by the Company with not less than three years' prior notice and with two other principal officers, for aggregate annual compensation of $1,262,000. In the event of a change in control of the Company, the executive officers have the right to elect a lump-sum payment representing future compensation due them over the remaining years of their agreements. In addition, the five officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $185,000 and $94,000 for the years ended December 31, 2003 and 2002, respectively.

The Company is a party to lawsuits arising primarily in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material impact on the financial position of the Company or the results of its operations.

  13.   BUSINESS  SEGMENTS:
  --------------------------

     The  Company  operates  through  two  business  segments.  Its  Electronics
Segment, through the Orbit Instrument Division, is engaged in the design, manufacture and sale of customized electronic components and subsystems. Its Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion-free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company's business segment information as of and for the years ended December 31, 2003 and 2002:

Year  ended  December  31,                 2003                  2002
-------------------------                 ------                -----

Net  sales:

Electronics:
  Domestic                           $  9,701,000          $10,677,000
  Foreign                                  16,000                    -
                                     ------------         ------------
Total  Electronics                      9,717,000           10,677,000

Power  Units:
  Domestic                              6,786,000            5,652,000
  Foreign                                 636,000              366,000
                                     ------------         ------------
Total  Power  Units                     7,422,000            6,018,000
                                      -----------         ------------
Total  net  sales                     $17,139,000          $16,695,000
                                      ===========         ============

                                                                     (continued)

------
December  31,                              2003                  2002
                                         ------                 -----

Income  from  operations:
  Electronics                       $  2,052,000           $  2,021,000
  Power  Units                           546,000                 19,000
  General  corporate  expenses
    not  allocated                    (1,094,000)              (821,000)
  Depreciation  and  amortization        (77,000)               (73,000)
  Interest  expense                       (9,000)               (74,000)
  Investment  and  other  income,  net   110,000                143,000
                                     -----------            -----------
  Income  from  operations
   before  income  taxes            $  1,528,000           $  1,215,000
                                    ============           ============

Assets:
  Electronics                       $  5,511,000           $  4,342,000
  Power  Units                         4,503,000              4,494,000
General  corporate  assets
    not  allocated                     3,179,000              4,096,000
                                    ------------           ------------
  TOTAL  ASSETS                      $13,193,000            $12,932,000
                                     ===========            ===========

  14.  INCOME  PER  COMMON  SHARE:
  ---------------------------------

     The following table sets forth the computation of basic and diluted income per common share:

    Year  ended  December  31,                         2003          2002
    -------------------------                          ----          ----

Denominator:
  Denominator  for  basic  income  per
   share  -  weighted-average  common  shares     2,716,000     2,638,000
                                                  ---------     ---------

Effect  of  dilutive  securities:
  Employee  and  director  stock  options           251,000       224,000
  Warrants                                            3,000             -
                                                  --------     ----------
Dilutive  potential  common  shares                 254,000       224,000
                                                  ---------    ----------

Denominator  for  diluted  income
 per  share  -  weighted-average
 common shares  and  assumed
 conversions                                      2,970,000     2,862,000
                                                  =========     ==========

The numerator for basic and diluted income per share for the years ended December 31, 2003 and 2002 is the net income for each year.

Options to purchase 128,332 and 32,699 shares of common stock were outstanding during the years ended December 31, 2003 and 2002, respectively, but were not included in the computation of earnings per share. The inclusion of these options would have been antidilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

------
                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  29,  2004                    By:  /s/  Dennis  Sunshine
                                                 ---------------------
                                                 Dennis  Sunshine,
                                                 President  and
                                                 Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                         DATE
                          ---------                                      -----

/s/ Dennis Sunshine     President, Chief Executive Officer
--------------------     and Director
Dennis  Sunshine        (Principal  Executive  Officer)         March  29, 2004

/s/ Mitchell Binder     Vice President-Finance, Chief
--------------------    Financial Officer, Treasurer
Mitchell Binder         and Director                            March  29, 2004
                        (Principal  Financial  Officer)

/s/  Bruce  Reissman     Executive Vice President,
---------------------    Chief Operating Officer
Bruce Reissman           and Director                           March  29, 2004

/s/  David  Goldman
--------------------
David  Goldman           Controller                             March  29, 2004

/s/  MarkTublisky
------------------
Mark  Tublisky           Secretary                              March  29, 2004

 /s/  John  Molloy
------------------
John  Molloy             Director                               March  29, 2004

/s/  Bernard  Karcinell
------------------------
Bernard  Karcinell       Director                               March  29, 2004

/s/  Denis  Feldman
--------------------
Denis  Feldman           Director                               March  29, 2004

/s/  Lee  Feinberg
-------------------
Lee  Feinberg            Director                               March  29, 2004

                                  EXHIBIT INDEX

Exhibit  No.     Description  of  Exhibit
-----------      ------------------------

     3  (a)     Composite  of  Certificate  of  Incorporation,  as  amended.

     14 Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

     23         Consent  of  Goldstein  Golub  Kessler  LLP.

     31  (a)    Certification  of  the Chief Executive Officer required by
                Rule 13a-14(a) or Rule  15d-14(a)  and  18  U.S.C.  1350.

     31  (b)    Certification  of  the Chief Financial Officer required by
                Rule 13a-14(a) or Rule  15d-14(a)  and  18  U.S.C.  1350.

     32  (a)    Certification  of  the Chief Executive Officer required by
                Rule 13a-14(a) or Rule  15d-14(a)  and  18  U.S.C.  1350.

     32  (b)    Certification  of  the Chief Financial Officer required by
                Rule 13a-14(a) or Rule  15d-14(a)  and  18  U.S.C.  1350.