Form 10QSB
period 2004-03-31
ORBIT INTERNATIONAL CORP
filed 2004-05-11
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark  one)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                  For the Quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of April 23, 2004 was 2,778,118.
                               ---------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No_X_
                                                                            ---


                                INDEX


                                                          Page No.
                                                          --------

Independent Accountant's Report                              3

Part I. Financial Information:

  Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheet -
  March 31, 2004(unaudited) and December 31, 2003           4-5

  Condensed Consolidated Statement of Operations
  (unaudited) Three Months Ended
    March 31, 2004 and 2003                                  6

  Condensed Consolidated Statement of Cash Flows
  (unaudited) Three Months Ended March 31, 2004 and 2003     7

  Notes to Condensed Consolidated Financial Statements      8-11

  Item 2 - Management's Discussion and Analysis or
  Plan of Operation                                        12-17

  Item 3 - Controls and Procedures                           18

Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K                  19

  Signatures                                                 20

  Exhibits                                                 21-26


                         INDEPENDENT ACCOUNTANT'S REPORT




To  the  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of March 31, 2004, and the related condensed consolidated statement of operations and statement of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



April  27,  2004






                         PART I - FINANCIAL INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                              March 31,    December 31,
                                                2004           2003
                                            -----------  -------------
                                             (unaudited)

ASSETS
-------

Current assets:

  Cash and cash equivalents. . . . . . . .  $   843,000  $     797,000
  Investments in marketable securities . .       54,000         55,000
  Accounts receivable (less allowance for
  doubtful accounts) . . . . . . . . . . .    3,336,000      2,615,000
  Inventories. . . . . . . . . . . . . . .    7,231,000      7,077,000
  Other current assets . . . . . . . . . .      213,000        158,000
  Deferred tax asset . . . . . . . . . . .      410,000        390,000
                                            -----------  -------------

  Total current assets . . . . . . . . . .   12,087,000     11,092,000

  Property and equipment - at cost,
  less accumulated depreciation and
  amortization . . . . . . . . . . . . . .      157,000        164,000

  Goodwill . . . . . . . . . . . . . . . .      868,000        868,000

  Other assets . . . . . . . . . . . . . .      859,000        869,000
  Deferred tax asset . . . . . . . . . . .      200,000        200,000
                                            -----------  -------------


  TOTAL ASSETS . . . . . . . . . . . . . .  $14,171,000  $  13,193,000
                                            ===========  =============





                          See  accompanying  notes.









                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)



                                               March 31,     December 31,
                                                 2004            2003
                                             ------------  --------------
                                              (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------

Current liabilities:

  Current portion of long-term obligations   $   109,000   $     149,000
  Accounts payable. . . . . . . . . . . . .    1,157,000         759,000
  Accrued expenses. . . . . . . . . . . . .      865,000         842,000
  Deferred income . . . . . . . . . . . . .       85,000          85,000
  Customer advances . . . . . . . . . . . .       50,000               -
  Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations. . . . . . . . . . . . . . . .      238,000         252,000
                                             ------------  --------------

  Total current liabilities . . . . . . . .    2,504,000       2,087,000

  Deferred income . . . . . . . . . . . . .      662,000         684,000

  Long-term obligations . . . . . . . . . .       28,000          30,000
                                             ------------  --------------

  Total liabilities . . . . . . . . . . . .    3,194,000       2,801,000
                                             ------------  --------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value . . . . . .      405,000         403,000
  Additional paid-in capital. . . . . . . .   24,754,000      24,583,000
  Unearned compensation . . . . . . . . . .      (77,000)              -
  Accumulated deficit . . . . . . . . . . .   (4,255,000)     (4,744,000)
                                             ------------  --------------
                                              20,827,000      20,242,000
  Treasury stock, at cost . . . . . . . . .   (9,850,000)     (9,850,000)
                                             ------------  --------------
  Total stockholders' equity. . . . . . . .   10,977,000      10,392,000
                                             ------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $14,171,000   $  13,193,000
                                             ============  ==============





                          See  accompanying  notes.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                           Three  Months  Ended
                                 March  31,
                             2004              2003
                             ----              ----


Net  sales              $  4,498,000      $  4,321,000

Cost  of  sales            2,493,000         2,552,000
                         -----------       -----------

Gross  profit              2,005,000         1,769,000
                         -----------       -----------

Selling,  general  and
 administrative
  expenses                 1,539,000         1,396,000
Interest  expense              1,000             7,000
Investment  and
 other  income,  net       (  24,000)      (    40,000)
                           ---------       ------------

NET  INCOME              $   489,000       $   406,000
                         ===========       ===========

Net  income  per
common  share:  (a)

Net  income
     Basic                 $  .18             $  .15
     Diluted               $  .16             $  .14


(a) Retroactively restated to reflect a twenty-five percent(25%) stock dividend effective August 15, 2003.






                          See accompanying notes.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                             2004         2003
                                                          -------      -------

Cash flows from operating activities:
  Net income                                  $           489,000   $  406,000
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization. . . . . . .               20,000       21,000
  Deferred income. . . . . . . . . . . . . .              (22,000)     (21,000)
  Expense due to stock grant . . . . . . . .                2,000            -
  Expense due to issuance of warrants. . . .               39,000            -
  Deferred tax benefit . . . . . . . . . . .              (20,000)           -
  Tax benefit of options exercised . . . . .               20,000            -
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . .             (721,000)    (552,000)
  Inventories. . . . . . . . . . . . . . . .             (154,000)    (264,000)
  Other current assets . . . . . . . . . . .              (54,000)      26,000
  Other assets . . . . . . . . . . . . . . .               10,000       80,000
  Accounts payable . . . . . . . . . . . . .              398,000      457,000
  Accrued expenses . . . . . . . . . . . . .               23,000      (96,000)
  Customer advances. . . . . . . . . . . . .               50,000      (47,000)
  Accounts payable, accrued expenses and
  reserves applicable to discontinued
  operations . . . . . . . . . . . . . . . .              (14,000)      (5,000)
                                              --------------------  -----------
Net cash provided by operating activities. .               66,000        5,000
                                              --------------------  -----------

Cash flows used in investing activity:
  Purchase of property and equipment . . . .              (13,000)      (1,000)

Cash flows from financing activities:

  Repayments of long-term debt . . . . . . .              (42,000)     (48,000)
  Proceeds from issuance of stock grant. . .                1,000            -
  Repayments of notes payable. . . . . . . .                    -     (766,000)
  Proceeds from exercise of stock options. .               34,000       16,000
                                              --------------------  -----------
  Net cash used in financing activities. . .               (7,000)    (798,000)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . .               46,000     (794,000)

Cash and cash equivalents - January 1. . . .              797,000    2,022,000
                                              --------------------  -----------

CASH AND CASH EQUIVALENTS - March 31 . . . .  $           843,000   $1,228,000
                                              ====================  ===========

Supplemental cash flow information:

  Cash paid for interest . . . . . . . . . .  $             1,000   $    7,000

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

     The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2004.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2003  contained  in  the  Company's  Form  10-KSB.

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




                                          Three Months Ended
                                               March 31,
                                              2004      2003
                                          --------  --------

Net Income - as reported                $  489,000   $406,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards,net of related tax effects         154,000      3,000
                                        ----------   --------

Net Income - pro forma                  $  335,000   $403,000
                                        ==========   ========

Basic income per share - as reported     $   0.18    $   0.15
                                         ========    ========

Basic income per share - pro forma      $    0.12    $   0.15
                                        =========    ========

Diluted income per share - as reported  $    0.16    $   0.14
                                        =========    ========

Diluted income per share - pro forma    $    0.11    $   0.14
                                        =========    ========



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  2)  -  Financing  Arrangement:
 -------      ----------------------

     In February 2004, the Company renewed its $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank offer rate (LIBOR) (1.09% at March 31, 2004). No amounts have been borrowed under the credit facility.


(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:




                                           Three Months Ended
                                                 March 31,
                                              2004       2003
                                           -------    -------
Denominator:
  Denominator for basic
  Income per share -
  weighted-average common
  shares                                 2,766,000  2,650,000
Effect of dilutive securities:
  Employee and directors
  stock options                            310,000    291,000
  Stock grant                                9,000        -
  Warrants                                  24,000        -
                                ------------------  ---------

  Denominator for diluted
  income per share -
  weighted-average common
  shares and assumed
  conversion                             3,109,000  2,941,000
                                       ===========  =========



The numerator for basic and diluted income per share for three month periods ended March 31, 2004 and 2003 is net income.

Options to purchase 2,915 and 32,699 shares of common stock were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been antidilitive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods. The exercise prices for these options range from $0.75 to $8.03 for March 31, 2004 and from $3.60 to $7.20 for March 31, 2003.


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE  5)  -  Inventories:
--------      -----------

     Inventories  are  comprised  of  the  following:





                 March 31,   December 31,
                       2004           2003
                 ----------  -------------

Raw Materials .  $3,543,000  $   3,433,000
Work-in-process   3,254,000      3,202,000
Finished goods.     434,000        442,000
                 ----------  -------------
  TOTAL          $7,231,000  $   7,077,000
                 ==========  =============




(NOTE  6)  -  Business  Segments:
---------     ------------------

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

     The following is the Company's business segment information for the three month periods ended March 31, 2004 and 2003:



                            Three  Months  Ended
                                  March  31,
                             2004          2003
                             ----          ----

Net  sales:
     Electronics
     Domestic            $  2,388,000     $  2,363,000
     Foreign              $    44,000           -
                          -----------      -----------
     Total  Electronics  $  2,432,000       2,363,000

     Power  Units
          Domestic          1,917,000       1,822,000
          Foreign             149,000         136,000
                          -----------    ------------
     Total  Power  Units    2,066,000       1,958,000
                          -----------    ------------

          Total          $  4,498,000    $  4,321,000
                         ============   =============

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



Income  from  operations:
     Electronics        $   604,000     $   325,000
     Power  Units           169,000         292,000
General  corporate
     expenses  not
     allocated           (  307,000)       (244,000)
Interest  expense            (1,000)         (7,000)
Investment  and  other
     income                  24,000          40,000
                        -----------     -----------
Income  before
     income  taxes      $   489,000     $   406,000
                        ===========     ===========


NOTE  7)  -  Goodwill  and  Other  Intangible  Assets:
--------     -----------------------------------------

     Effective January 1, 2002, Orbit adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2004, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.

(NOTE  8)  -  Income  Taxes
---------     -------------

     There was no provision for income taxes during the three months ended March 31, 2004 and 2003, respectively, due to the utilization of federal and state net operating loss carryforwards.


18


Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               PLAN OF OPERATIONS




Executive  Overview
-------------------

     The Company achieved a significant increase in operating results for the three months ended March 31, 2004. Revenues increased slightly but the Company's gross profit margins significantly improved for the three month period ended March 31, 2004 compared to the prior period. Our backlog at March 31, 2004 was approximately $9,700,000 compared to $10,600,000 at March 31, 2003. However, the current year backlog does not include approximately $3,000,000 of anticipated orders from a customer for which the Company has been authorized to procure material. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue in 2004. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.8 to 1 current ratio at March 31, 2004. We currently have a $2,000,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

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

------


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

Deferred  tax  asset
--------------------

At December 31, 2003, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $24,600,000 and $10,300,000, respectively that expire through 2021. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization. These costs were reviewed for potential impairment in 2002 and 2003. During the first quarter of 2004, the Company again determined that there was no impairment to its goodwill and other intangible assets.



Material  Changes  in  Results  of  Operations
----------------------------------------------


Three  month  period  ended  March  31,  2004  v.  March  31,  2003
-------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Units Segment").

     Consolidated net sales for the three month period ended March 31, 2004 increased by 4.1% to $4,498,000 from $4,321,000 for the three month period ended March 31, 2003 principally due to 3% and 6% higher sales recorded from its Electronics and Power Units Segments, respectively.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2004 increased to 44.6% from 40.9% for the three month period ended March 31, 2003. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in the segment's sales and to product mix that was partially offset by a lower gross profit from the Company's Power Units Segment due principally to product mix and despite an increase in the segment's sales.

     Selling, general and administrative expenses increased by 10.2% to $1,539,000 for the three month period ended March 31, 2004 from $1,396,000 for the three month period ended March 31, 2003 principally due to higher corporate administrative costs, particularly, non-cash net charges of $39,000 resulting from the issuance of warrants to its investment banker and to higher selling costs incurred by its two operating segments. Exclusive of this non-cash charge, selling, general and administrative expenses for the three months ended March 31, 2004 increased by 7.4% from the three months ended March 31, 2003. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2004 increased to 34.2% from 32.3% for the three month period ended March 31, 2003 principally due to the aforementioned costs that was partially offset by increased sales during the current period.

     Interest expense for the three month period ended March 31, 2004 decreased to $1,000 from $7,000 for the three months ended March 31, 2003 principally due to the payoff of the outstanding balance under the Company's credit facility with an asset-based lender in the first quarter of 2003. This credit facility was replaced by a new facility with a commercial lender also in the first quarter of 2003.

     Investment and other income for the three month period ended March 31, 2004 slightly decreased to $24,000 from $40,000 for the three-month period ended March 31, 2003.

     Net income for the three month period ended March 31, 2004 increased to $489,000 from $406,000 for the three month period ended March 31, 2003 principally due to the increase in sales from both the Company's operating segments and to an increase in gross profit realized by the Electronics Segment due to product mix. Adjusting for the non-cash charge related to the issuance of warrants to its investment banker, net income for the three-month period ended March 31, 2004 increased to $528,000 compared to $406,000 for the three month period ended March 31, 2003.


Material  Change  in  Financial  Condition
------------------------------------------

Working capital increased to $9,583,000 at March 31, 2004 compared to $9,005,000 at December 31, 2003. The ratio of current assets to current liabilities slightly decreased to 4.8 to 1 at March 31, 2004 from 5.3 to 1 at December 31, 2003.

Net cash provided by operations for the three month period ended March 31, 2004 was $66,000, primarily attributable to the net income for the period and an increase in accounts payable that was partially offset by an increase in accounts receivable and inventory. Net cash provided by operations for the three month period ended March 31, 2003 was $5,000, primarily attributable to the net income for the period and an increase in accounts payable that was partially offset by an increase in accounts receivable and inventory.

Cash flows used in investing activities for the three month period ended March 31, 2004 was $13,000, attributable to the purchases of property and equipment. Cash flows used in investing activities for the three month period ended March 31, 2003 was $1,000, attributable to the purchases of property and equipment.

Cash flows used in financing activities for the three month period ended March 31, 2004 was $7,000, attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises due to a material increase in the price of the Company's stock. Cash flows used in financing activities for the three month period ended March 31, 2003 was $798,000, primarily attributable to the repayments of long-term debt.

All operations of the discontinued apparel companies have been terminated. All losses, and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility from the asset-based lender was increased to $1,500,000. The agreement continued until February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The new agreement will continue from year to year thereafter until sooner terminated for an event of default including compliance with certain financial ratios. Loans under the terminated facility did bear interest at the prime rate of the Chase Manhattan Bank (4.00% at March 31, 2004) plus 1.75% per annum. Loans under the new facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer rate (1.09% at March 31, 2004).

     The Company's contractual obligations and commitments are summarized as follows:
                                   Less  than     1-3       4-5        After 5
Obligation             Total        1  Year      Years     Years        Years
----------             -----        -------      -----     -----        -----

Long-term  debt      $  99,000     $  99,000        $0        $0          $0

Capital  lease
   Obligations          38,000       10,000      28,000       0           0

Operating  leases    3,952,000      441,000   1,239,000    875,000   1,397,000

Other  obligations     238,000      238,000        0          0           0
                       -------      -------        -          -           -

Total  contractual
    Obligations     $4,327,000     $788,000  $1,267,000   $875,000  $1,397,000

The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

Inflation  has  not  materially  impacted  the  operations  of  the  Company.

Certain  Material  Trends
-------------------------

The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of the Custom
Division of its Power Unit Segment and shipments of these orders commenced in the third quarter of 2002 and continued throughout 2003. The Company is expecting new orders for its Custom Division but is uncertain as to the timing of the receipt of these orders. The Company also had experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of current economic conditions. However, the commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Currently, the backlog of the commercial division is the highest it has been since the Company acquired its Power Units Segment in 1996. The Company has also seen the flow of new orders from its Electronics Segment running slightly ahead of the prior year. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursuing several opportunities for reorders as well as new contract awards, the Company has always found it difficult to predict the timing of such awards.

There is no seasonality to the Company's business. The Company's revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. The Company stratifies all the opportunities it is pursuing by various confidence levels. The Company generally realizes a very high success rate with those opportunities to which it applies a high confidence level. The Company currently has a significant amount of potential contract awards that it has applied a high confidence level to. However, because it is difficult to predict the timing of awards for most of the opportunities the Company is pursuing, it also becomes difficult to predict when the Company will commence shipping under these contracts. A delay in the receipt of any contract from its customer ultimately causes a corresponding delay in shipments under that contract.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. Any future reductions in the level of military spending by the United States Government could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company diversity and the Orbit Instrument Division has begun to introduce certain of its products into commercial and foreign markets as well as to other Departments of Defense.


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

Item  3.     CONTROLS  AND  PROCEDURES

     The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Item  1.  Legal  Proceedings
          None

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3.  Defaults  Upon  Senior  Securities
          None

Item  4.  Submissions  of  Matters  to  Vote  of  Security  Holders

     None

Item  5.  Other  Information
          None

Item  6.  Exhibits  and  Reports  on  form  8-K

     (a)  Exhibits

          Exhibit  Number     Description
          ---------------     -----------
               31.1*          Certification  of  the  Chief  Executive
                              Officer  Required  by  Rule 13a-14 (a) or
                              Rule 15d-14(a).
               31.2*          Certification  of  the  Chief  Financial
                              Officer  Required  by  Rule 13a-14 (a) or
                              Rule 15d-14(a).
               32.1*          Certification  of  the  Chief  Executive
                              Officer Required  by  Rule  13a-14(b)
                              or  Rule  15d-14(b) and  18  U.S.C.  1350.
               32.2*          Certification  of  the  Chief  Financial
                              Officer  Required  by  Rule  13a-14(b) or
                              Rule 15d-14(b)  and  18  U.S.C.  1350.
_________________
*Filed  with  this  report.

     (b)  Reports  on  8-K

          On March 9, 2004, the Company filed a current report on Form 8-K under
Item 12. Disclosure of Results of Operations and Financial Condition relating to its press release issued on March 9, 2004, announcing the Company's operating results for the fourth quarter and year ended December 31, 2003.

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


                              ORBIT INTERNATIONAL CORP.
                              ------------------------
                               Registrant


Dated:     May  11,  2004     /s/  Dennis  Sunshine
                              ---------------------
                              Dennis  Sunshine,  President,
                              Chief  Executive  Officer  and
                              Director



Dated:     May  11,  2004     /s/  Mitchell  Binder
                               -------------------------
                              Mitchell  Binder,  Vice
                              President-Finance,  Chief
                              Financial  Officer
                              and  Director

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


Date:  May  11,  2004                /s/  Dennis  Sunshine
                                     ------------------------
                                     Dennis  Sunshine
                                     Chief  Executive  Officer

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


Date:  May  11,  2004                   /s/  Mitchell  Binder
                                        ------------------------
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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  May  11,  2004
                                   /s/  Dennis  Sunshine
                                    ------------------------
                                   Dennis  Sunshine
                                   Chief  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  May  11,  2004
                              /s/  Mitchell  Binder
                               ------------------------
                              Mitchell  Binder
                              Chief  Financial  Officer

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