Form 10QSB
period 2004-06-30
ORBIT INTERNATIONAL CORP
filed 2004-08-10
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark  one)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                  For the Quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of August 2, 2004 was 2,778,118.
                               ---------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No_X_


                                      INDEX


                                                              Page No.
                                                              --------

Report of Independent Registered Public Accounting Firm          3

Part I.  Financial Information:

  Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheet -
  June 30, 2004(unaudited) and December 31, 2003                4-5

  Condensed Consolidated Statements of Operations
  (unaudited) Three and Six Months Ended
    June 30, 2004 and 2003                                       6

  Condensed Consolidated Statement of Cash Flows
  (unaudited) Six Months Ended June 30, 2004 and 2003            7

  Notes to Condensed Consolidated Financial Statements          8-11

  Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          12-18

  Item 3 - Controls and Procedures                               19

Part II.  Other Information:

  Item 4 - Submission of Matters to Vote of Security Holders     20

  Item 6 - Exhibits and Reports on Form 8K                     20-21

  Signatures                                                     22

  Exhibits                                                     23-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2004 and 2003 and the statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of The Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above in order for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



July  29,  2004






                         PART I - FINANCIAL INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                               June 30,      December 31,
                                                 2004           2003
                                            -----------     ----------
                                             (unaudited)
ASSETS
------

Current assets:

  Cash and cash equivalents. . . . . . . .  $ 1,870,000  $     797,000
  Investments in marketable securities . .      108,000         55,000
  Accounts receivable (less allowance for
   doubtful accounts). . . . . . . . . . .    2,081,000      2,615,000
  Inventories. . . . . . . . . . . . . . .    7,741,000      7,077,000
  Other current assets . . . . . . . . . .      187,000        158,000
  Deferred tax assets. . . . . . . . . . .      414,000        390,000
                                            -----------  -------------

      Total current assets . . . . . . . .   12,401,000     11,092,000

  Property and equipment - at cost,
   less accumulated depreciation . . . . .      156,000        164,000

  Goodwill . . . . . . . . . . . . . . . .      868,000        868,000

  Other assets . . . . . . . . . . . . . .      978,000        869,000
  Deferred tax assets. . . . . . . . . . .      200,000        200,000
                                            -----------  -------------


       TOTAL ASSETS. . . . . . . . . . . .  $14,603,000  $  13,193,000
                                            ===========  =============


See  accompanying  notes.






                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)



                                                June 30,     December 31,
                                                  2004           2003
                                             ------------  --------------
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------

Current liabilities:

  Current portion of long-term obligations   $    76,000   $     149,000
  Accounts payable. . . . . . . . . . . . .    1,178,000         759,000
  Accrued expenses. . . . . . . . . . . . .    1,078,000       1,094,000
  Deferred income . . . . . . . . . . . . .       85,000          85,000
  Customer advances . . . . . . . . . . . .       50,000               -
                                             ------------  --------------

  Total current liabilities . . . . . . . .    2,467,000       2,087,000

  Deferred income . . . . . . . . . . . . .      641,000         684,000

  Long-term obligations . . . . . . . . . .       25,000          30,000
                                             ------------  --------------

  Total liabilities . . . . . . . . . . . .    3,133,000       2,801,000
                                             ------------  --------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value . . . . . .      406,000         403,000
  Additional paid-in capital. . . . . . . .   24,816,000      24,583,000
  Unearned compensation . . . . . . . . . .      (70,000)              -
  Accumulated deficit . . . . . . . . . . .   (3,831,000)     (4,744,000)
  Accumulated other comprehensive loss. . .       (1,000)              -
                                             ------------  --------------
                                              21,320,000      20,242,000
  Treasury stock, at cost . . . . . . . . .   (9,850,000)     (9,850,000)
                                             ------------  --------------
  Total stockholders' equity. . . . . . . .   11,470,000      10,392,000
                                             ------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $14,603,000   $  13,193,000
                                             ============  ==============


See  accompanying  notes.






                                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)



                                 Six Months Ended                Three Months Ended
                                    June 30,                          June 30,
                              2004                2003           2004         2003
                            ------              -----           -----       ------


Net sales . . .         $    8,862,000     $    8,714,000     $4,364,000   $4,393,000

Cost of sales . . . .  .  .  4,956,000          4,910,000      2,463,000    2,358,000
                       ---------------     --------------     ----------   ----------

Gross profit. . . . . .      3,906,000          3,804,000      1,901,000    2,035,000
                        --------------      -------------    -----------   ----------

Selling, general and
 administrative
  expenses. . . . . . . . . .3,042,000          2,996,000      1,503,000    1,600,000
Interest expense. . . . .        1,000              8,000           -           1,000
Investment and
 other income, net. . . . .  (  50,000)        (   63,000)      ( 26,000)    ( 23,000)
                         --------------     -------------     -----------   ----------
Income before
 income tax . . .              913,000            863,000        424,000      457,000

Income tax                        -                  -               -         -
                         -------------      -------------     ------------ -----------


NET INCOME               $     913,000.      $    863,000      $ 424,000     $457,000
                         =============      =============     ========== =  =========

Net income per
common share:

Net income
  Basic                  $      .33       $      .32         $    .15       $  .17
  Diluted                $      .29       $      .29         $    .14       $  .15




See  accompanying  notes.







                   ORBIT  INTERNATIONAL  CORP.  AND  SUBSIDIARIES
                CONDENSED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                     (unaudited)


                                                            Six Months Ended
                                                               June 30,
                                                            2004          2003
                                               ------------------  ------------

Cash flows from operating activities:
  Net income                                   $         913,000   $   863,000
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Expense due to stock grant. . . . . . . . .              9,000             -
  Depreciation. . . . . . . . . . . . . . . .             38,000        41,000
  Deferred income.. . . . . . . . . . . . . .            (43,000)      (43,000)
  Expense due to issuance of warrants                     94,000             -
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . .            534,000      (969,000)
  Inventories . . . . . . . . . . . . . . . .           (664,000)     (272,000)
  Other current assets. . . . . . . . . . . .            (29,000)       23,000
  Other assets. . . . . . . . . . . . . . . .           (109,000)      (16,000)
  Accounts payable. . . . . . . . . . . . . .            419,000      (143,000)
  Accrued expenses. . . . . . . . . . . . . .            (16,000)       19,000
  Customer advances . . . . . . . . . . . . .             50,000       (47,000)
                                               ------------------  ------------
Net cash provided by (used in)
operating activities. . . . . . . . . . . . .          1,196,000      (544,000)
                                               ------------------  ------------

Cash flows from investing activities:
  Purchases of property and equipment . . . .            (30,000)      (20,000)
  Purchase of marketable securities . . . . .            (54,000)            -
                                               ------------------  ------------
Net cash used in investing activities . . . .            (84,000)      (20,000)


Cash flows from financing activities:
  Repayments of long-term debt. . . . . . . .            (78,000)      (96,000)
  Proceeds from issuance of stock grant . . .              1,000             -
  Net repayments of note payable. . . . . . .                  -      (766,000)
  Proceeds from exercise of stock options . .             38,000        97,000
                                               ------------------  ------------
  Net cash used in financing activities . . .            (39,000)     (765,000)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . .          1,073,000    (1,329,000)

Cash and cash equivalents - January 1 . . . .            797,000     2,022,000
                                               ------------------  ------------


CASH AND CASH EQUIVALENTS - June 30 . . . . .  $       1,870,000   $   693,000
                                               ==================  ============

Supplemental cash flow information:
  Cash paid for:

  Interest. . . . . . . . . . . . . . . . . .  $           1,000   $     8,000

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

     The results of operations for the six and three months ended June 30, 2004, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2004.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2003  contained  in  the  Company's  Form  10-KSB.

     For comparability, certain 2003 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2004.

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



                                                                 Six Months Ended            Three Months Ended
                                                                     June 30,                      June 30,
                                                               2004              2003          2004          2003
                                                        ------------       ----------     ----------      --------

Net Income - as reported                             $       913,000  $      863,000      $ 424,000      $ 457,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards,net of related tax effects                           848,000           3,000        694,000          -
                                                      --------------    ------------     ----------       --------

Net Income (loss) - pro forma                         $       65,000    $    860,000      $(270,000)     $ 457,000
                                                      ==============    ============     ==========      =========

Basic income per share - as reported                  $         0.33    $       0.32      $    0.15      $   0.17
                                                      ==============    ============     ==========      ========

Basic income (loss) per share - pro forma             $         0.02    $       0.32      $   (0.10)     $   0.17
                                                      ==============    ============      =========      ========

Diluted income per share - as reported                $         0.29    $       0.29      $    0.14      $   0.15
                                                      ==============    ============      =========      ========

Diluted income (loss) per share - pro forma           $         0.02  $         0.29     $    (0.10)     $   0.15
                                                      ==============  ==============     ==========      ========

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  2)  -  Financing  Arrangement:
 -------      ----------------------

     In February 2004, the Company renewed its $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank offer rate (LIBOR) (1.37% at June 30, 2004). No amounts have been borrowed under the credit facility.


(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:


                                              Six Months Ended        Three Months Ended
                                                  June 30,                June 30,
                                            2004           2003       2004       2003
                                      ----------     ----------  ---------  ---------
Denominator:
  Denominator for basic
  Income per share -
  weighted-average common
  shares                               2,768,000      2,682,000   2,770,000   2,713,000
Effect of dilutive securities:
  Employee and directors
  stock options                          305,000        315,000     296,000     340,000
  Stock Grant                              8,000           -          8,000          -
  Warrants                                23,000           -         22,000          -
                                    ------------     ----------   ---------   ---------

  Denominator for diluted
  income per share -
  weighted-average common
  shares and assumed
  conversion                           3,104,000      2,997,000   3,096,000   3,053,000
                                     ===========   ============   =========   =========

     The numerator for basic and diluted income per share for the six and three-month periods ended June 30, 2004 and 2003 is net income.

     Options to purchase 2,915 and 81,915 shares of common stock were outstanding during the six and three months ended June 30, 2004, respectively, and options to purchase 111,450 and 90,413 shares were outstanding for the same periods ended June 30, 2003, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

                                     ------
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------


     For interim periods, the Company estimates its inventory and related gross profit.


(NOTE  5)  -  Inventories:
--------      -----------


     Inventories  are  comprised  of  the  following:




                 June 30,    December 31,
                       2004           2003
                 ----------  -------------

Raw Materials .  $3,793,000  $   3,433,000
Work-in-process   3,484,000      3,202,000
Finished goods.     464,000        442,000
                 ----------  -------------
  TOTAL          $7,741,000  $   7,077,000
                 ==========  =============



(NOTE  6)  -  Comprehensive  Income:
--------      ---------------------

     For the six months ended June 30, 2004 and 2003, total comprehensive income was $912,000 and $863,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.


(NOTE  7)  -  Business  Segments:
---------     ------------------

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

     The following is the Company's business segment information for the six and three month periods ended June 30, 2004 and 2003.




(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



                                         Six Months Ended              Three Months Ended
                                               June 30,                     June 30,
                                      2004                  2003         2004         2003
                         ------------------  --------------------  -----------  -----------

Net sales:
  Electronics
  Domestic. . . . . . .  $       4,985,000   $         4,576,000   $2,597,000   $2,213,000
  Foreign . . . . . . .             56,000                 -           12,000            -
                         ------------------  --------------------  -----------  -----------
  Total Electronics      $       5,041,000             4,576,000    2,609,000    2,213,000

  Power Units
    Domestic. . . . . .          3,624,000             3,841,000    1,707,000    2,019,000
    Foreign . . . . . .            197,000               297,000       48,000      161,000
                         ------------------  --------------------  -----------  -----------
  Total Power Units              3,821,000             4,138,000    1,755,000    2,180,000
                         ------------------  --------------------  -----------  -----------

  Total                  $       8,862,000   $         8,714,000   $4,364,000   $4,393,000
                         ==================  ====================  ===========  ===========

Income from operations:
  Electronics . . . . .  $       1,349,000   $           722,000   $  745,000   $  397,000
  Power Units . . . . .            257,000               635,000       88,000      343,000
General corporate
  expenses not
  allocated . . . . . .           (742,000)             (549,000)    (435,000)    (305,000)
Interest expense. . . .             (1,000)               (8,000)           -       (1,000)
Investment and other
  income. . . . . . . .             50,000                63,000       26,000       23,000
                         ------------------  --------------------  -----------  -----------
Income before
  income taxes. . . . .  $         913,000   $           863,000   $  424,000   $  457,000
                         ==================  ====================  ===========  ===========



(NOTE  8)  -  Goodwill  and  Other  Intangible  Assets:
---------     -----------------------------------------

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


(NOTE  9)  -  Income  Taxes
---------     -------------

     There was no provision for income taxes during the six and three months ended June 30, 2004 and 2003, respectively, due to the utilization of federal and state net operating loss carryforwards.

Item  2.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Executive  Overview
-------------------

     The Company recorded an increase in operating results for the six months ended June 30, 2004. Revenues increased slightly and the Company's gross profit margins improved for the six-month period ended June 30, 2004 compared to the prior period. For the three-month period ended June 30, 2004, the Company recorded a slight decrease in revenue and operating results. However, both the three and six-month period results for the current year include non-cash charges related to the issuance of warrants to its investment banker. Exclusive of these non-cash charges, operating results increased for both the three and six-month periods. The Company recorded the final charge for these warrants during the current quarter. Our backlog at June 30, 2004 was approximately $11,000,000 compared to $9,300,000 at June 30, 2003. In addition, the current year backlog does not include approximately $3,000,000 of anticipated orders from a customer for which the Company has been authorized to procure material. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue in 2004. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 5.0 to 1 current ratio at June 30, 2004. We currently have a $2,000,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

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


Material  Changes  in  Results  of  Operations
----------------------------------------------

Three-month  period  ended  June  30,  2004  v.  June  30,  2003
----------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Units Segment").

     Consolidated net sales for the three-month period ended June 30, 2004 decreased by 0.7% to $4,364,000 from $4,393,000 for the three month period ended June 30, 2003 principally due to a 20% decrease in sales from its Power Units Segment that was partially offset by an 18% increase in sales from its Electronics Segment.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2004 decreased to 43.6% from 46.3% for the three-month period ended June 30, 2003. This decrease resulted from a lower gross profit realized by the Power Units Segment due principally to a decrease in the segment's sales and product mix that was partially offset by a higher gross profit from the Company's Electronics Segment due principally to an increase in the segment's sales and to product mix.

     Selling, general and administrative expenses decreased by 6.1% to $1,503,000 for the three month period ended June 30, 2004 from $1,600,000 for the three month period ended June 30, 2003 despite non-cash charges of $55,000 recorded in the current period resulting from the issuance of warrants to its investment banker. This decrease was principally due to lower selling costs incurred by its two operating segments. Exclusive of this non-cash charge, selling, general and administrative expenses for the three months ended June 30, 2004 decreased by 9.5% from the three months ended June 30, 2003. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2004 decreased to 34.4% from 36.4% for the three month period ended June 30, 2003 principally due to a reduction in the aforementioned costs that was partially offset by a slight decrease in sales during the current period.

     The outstanding balance under the Company's credit facility with an asset-based lender was paid off in the first quarter of 2003. This credit facility was replaced by a new facility with a commercial lender also in the first quarter of 2003. Consequently, interest expense was immaterial for both the current and prior three-month periods ended June 30, 2004 and June 30, 2003, respectively.

     Investment and other income for the three-month period ended June 30, 2004 slightly increased to $26,000 from $23,000 for the three-month period ended June 30, 2003 principally due to an increase in amounts invested during the current period.

     Net income for the three month period ended June 30, 2004 decreased to $424,000 from $457,000 for the three month period ended June 30, 2003 principally due to the slight decrease in sales and the decrease in gross margins and despite the decrease in selling, general and administrative expenses. Adjusting for the non-cash charge related to the issuance of warrants to its investment banker, net income for the three-month period ended June 30, 2004, would have increased to $479,000 compared to $457,000 for the three month period ended June 30, 2003.

Six-month  period  ended  June  30,  2004  v.  June  30,  2003
--------------------------------------------------------------

     Consolidated net sales for the six-month period ended June 30, 2004 increased by 1.7% to $8,862,000 from $8,714,000 for the six-month period ended June 30, 2003 principally due to a 10% increase in sales from its Electronics Segment that was partially offset by an 8% decrease in sales from its Power Units Segment.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2004 increased to 44.1% from 43.7% for the six-month period ended June 30, 2003. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in the segment's sales and to product mix that was partially offset by a lower gross profit from the Company's Power Units Segment due principally to a decrease in the segment's sales.

     Selling, general and administrative expenses increased by 1.5% to $3,042,000 for the six-month period ended June 30, 2004 from $2,996,000 for the six-month period ended June 30, 2003 principally due to non-cash charges of $94,000 recorded in the current period resulting from the issuance of warrants to its investment banker. Exclusive of this non-cash charge, selling, general and administrative expenses for the six-months ended June 30, 2004 decreased by 1.6% from the six-months ended June 30, 2003 principally due to lower corporate expenses. Selling, general and administrative expenses, as a percentage of sales, for the six-month period ended June 30, 2004 slightly decreased to 34.3% from 34.4% for the six-month period ended June 30, 2003 principally due to a slight increase in expenses that was partially offset by a slight increase in sales during the current period.

     The outstanding balance under the Company's credit facility with an asset-based lender was paid off in the first quarter of 2003. This credit facility was replaced by a new facility with a commercial lender also in the first quarter of 2003. Consequently, interest expense for the six-month periods ended June 30, 2004 and June 30, 2003 was $1,000 and $8,000, respectively.

     Investment and other income for the six-month period ended June 30, 2004 decreased to $50,000 from $63,000 for the six-month period ended June 30, 2003.

     Net income for the six-month period ended June 30, 2004 increased to $913,000 from $863,000 for the six-month period ended June 30, 2003 principally due to the slight increase in sales and gross margins and despite the increase in selling, general and administrative expenses. Adjusting for the non-cash charge related to the issuance of warrants to its investment banker, net income for the six-month period ended June 30, 2004, would have increased to $1,007,000 compared to $863,000 for the six-month period ended June 30, 2003.

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $9,934,000 at June 30, 2004 compared to $9,005,000 at December 31, 2003. The ratio of current assets to current liabilities slightly decreased to 5.0 to 1 at June 30, 2004 from 5.3 to 1 at December 31, 2003.

     Net cash provided by operations for the six month period ended June 30, 2004 was $1,196,000, primarily attributable to the net income for the period, a decrease in accounts receivable and an increase in accounts payable that was partially offset by an increase in inventory and other long-term assets. Net cash used in operations for the six month period ended June 30, 2003 was $544,000, primarily attributable to an increase in accounts receivable and inventories and a decrease to accounts payable that was partially offset by net income for the period.

     Cash flows used in investing activities for the six-month period ended June 30, 2004 was $84,000, attributable to the purchases of marketable securities and property and equipment. Cash flows used in investing activities for the six-month period ended June 30, 2003 was $20,000, attributable to the purchases of property and equipment.

     Cash flows used in financing activities for the six-month period ended June 30, 2004 was $39,000, primarily attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises due to a material increase in the price of the Company's stock. Cash flows used in financing activities for the six month period ended June 30, 2003 was $765,000, primarily attributable to the repayments of long-term debt that was partially offset from the proceeds from stock option exercises.

     All operations of the discontinued apparel companies have been terminated. All losses, and obligations of these apparel operations have been provided for, and accordingly, the Company does not anticipate using any significant portion of its resources towards these discontinued apparel operations.

     In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility from the asset-based lender was increased to $1,500,000. The agreement continued until February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The new agreement will continue from year to year thereafter until sooner terminated for an event of default including compliance with certain financial ratios. Loans under the terminated facility did bear interest at the prime rate of the Chase Manhattan Bank (4.25% at June 30, 2004) plus 1.75% per annum. Loans under the new facility will bear interest equal to the sum of 2.75% plus the one-month London
Inter-bank  Offer  rate  (1.37%  at  June  30,  2004).

The Company's contractual obligations and commitments are summarized as follows:


                                  Less  than         1-3        4-5     After  5
Obligation             Total       1  Year          Years       Years      Years
----------             -----       -------          -----       -----      -----

Long-term  debt        $66,000      $66,000           $0          $0          $0

Capital  lease
   Obligations          35,000       10,000         25,000         0           0

Operating  leases    3,840,000      431,000      1,246,000    886,000  1,277,000
                    ----------     --------      ---------   --------  ---------
Total  contractual
    obligations     $3,941,000     $507,000     $1,271,000   $886,000 $1,277,000

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders commenced in the third quarter of 2002 and continued throughout 2003. The Company recently received significant new orders for its Custom Division and expects shipping under these contracts to commence in the fourth quarter of 2004 and continue into 2005. The Company also had experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of economic conditions. However, the commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Currently, the backlog of the commercial division is the highest it has been since the Company acquired its Power Units Segment in 1996. The Company has also seen the flow of new orders from its Electronics Segment running slightly ahead of the prior year. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursing several opportunities for reorders as well as new contract awards, the Company has always found it difficult to predict the timing of such awards.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the Orbit Instrument Division has introduced certain of its products into commercial and foreign markets as well as to other Departments of Defense.


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

Item  1.  Legal  Proceedings
          None

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3.  Defaults  Upon  Senior  Securities
          None

Item  4.  Submissions  of  Matters  to  Vote  of  Security  Holders

     An Annual Meeting of Stockholders of the Company was held on June 25, 2004. The holders of 2,776,785 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 2,659,819 shares of Common Stock, or approximately 96% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

     The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 2,599,635 votes for and 60,184 against, Bruce Reissman by 2,599,635 votes for and 60,184 against, Mitchell Binder by 2,599,635 votes for and 60,184 against, John Molloy by 2,599,553 votes for and 60,266 against, Bernard Karcinell by 2,599,635 votes for and 60,184 against, Denis Feldman by 2,599,635 votes for and 60,184 against and Lee Feinberg by 2,599,635 for and 60,184 against.
     The stockholders voted 1,144,727 for and 300,003 against to adopt the the proposal to adopt the changes to the Company's 1995 Stock Option Plan for non-employee directors (11,151 votes abstained).
     The stockholders voted 2,635,951 for and 21,009 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2004 (2,849 votes abstained).

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

     (b)  Reports  on  8-K

          On  May  6, 2004, the Company filed a current report on Form 8-K under
Item 12. Disclosure of Results of Operations and Financial Condition relating to its press release issued on May 6, 2004, announcing the Company's operating results for the first quarter and three months ended March 31, 2004.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     August  10,  2004       /s/  Dennis  Sunshine
                                   ---------------------------
                                   Dennis  Sunshine,  President,
                                   Chief  Executive  Officer  and
                                   Director



Dated:     August  10,  2004       /s/ Mitchell  Binder
                                   ------------------------
                                   Mitchell  Binder,  Vice
                                   President-Finance,  Chief
                                   Financial  Officer
                                   and  Director

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


Date:  August  10,  2004      /s/  Dennis  Sunshine
                              ------------------------
                              Dennis  Sunshine
                              Chief  Executive  Officer

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


Date:  August  10,  2004                /s/  Mitchell  Binder
                                        ------------------------
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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  August  10,  2004
                                   /s/  Dennis  Sunshine
                                   ------------------------
                                   Dennis  Sunshine
                                   Chief  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  August  10,  2004
                              /s/  Mitchell  Binder
                              ------------------------
                              Mitchell  Binder
                              Chief  Financial  Officer

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