Form 10QSB
period 2004-09-30
ORBIT INTERNATIONAL CORP
filed 2004-11-12
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of November 5, 2004 was 3,003,118.
                                 ---------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No  X

                                      INDEX

                                                                       Page  No.
                                                                       ---------

Report  of  Independent  Registered  Public  Accounting  Firm              3

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     September  30,  2004(unaudited)  and  December  31,  2003            4-5

     Condensed  Consolidated  Statements  of  Operations
     (unaudited)  Nine  and  Three  Months  Ended
     September  30,  2004  and  2003                                       6

     Condensed  Consolidated  Statement  of  Cash  Flows
     (unaudited)  Nine  Months  Ended  September  30,  2004  and 2003      7

     Notes  to  Condensed  Consolidated  Financial  Statements            8-11

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                             12-18

     Item  3  -  Controls  and  Procedures                                 19

Part  II.     Other  Information:

     Item  6  -  Exhibits  and  Reports  on  Form  8K                      20

     Signatures                                                            21

     Exhibits                                                             22-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2004 and 2003 and the statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of The Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of The Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above in order for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with the standards of The Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



October  28,  2004





                         PART I - FINANCIAL INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                             September 30,   December 31,
                                                      2004           2003
                                            --------------  -------------
                                               (unaudited)
ASSETS
------

Current assets:

  Cash and cash equivalents. . . . . . . .  $    1,043,000  $     797,000
  Investments in marketable securities . .         163,000         55,000
  Accounts receivable (less allowance for
   doubtful accounts). . . . . . . . . . .       2,536,000      2,615,000
  Inventories. . . . . . . . . . . . . . .       8,383,000      7,077,000
  Other current assets . . . . . . . . . .         215,000        158,000
  Deferred tax asset . . . . . . . . . . .         514,000        390,000
                                            --------------  -------------

      Total current assets . . . . . . . .      12,854,000     11,092,000

  Property and equipment - at cost,
   less accumulated depreciation . . . . .         159,000        164,000

  Goodwill . . . . . . . . . . . . . . . .         868,000        868,000

  Other assets . . . . . . . . . . . . . .       1,014,000        869,000
  Deferred tax asset . . . . . . . . . . .         200,000        200,000
                                            --------------  -------------


       TOTAL ASSETS. . . . . . . . . . . .  $   15,095,000  $  13,193,000
                                            ==============  =============


See  accompanying  notes.








                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)



                                              September 30,    December 31,
                                                      2004            2003
                                             ---------------  --------------
                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

  Current portion of long-term obligations.  $       43,000   $     149,000
  Accounts payable. . . . . . . . . . . . .       1,303,000         759,000
  Accrued expenses. . . . . . . . . . . . .         941,000       1,094,000
  Deferred income . . . . . . . . . . . . .          85,000          85,000
                                             ---------------  --------------

  Total current liabilities . . . . . . . .       2,372,000       2,087,000

  Deferred income . . . . . . . . . . . . .         620,000         684,000

  Long-term obligations . . . . . . . . . .          23,000          30,000
                                             ---------------  --------------

  Total liabilities . . . . . . . . . . . .       3,015,000       2,801,000
                                             ---------------  --------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value . . . . . .         279,000         403,000
  Additional paid-in capital. . . . . . . .      15,092,000      24,583,000
  Unearned compensation . . . . . . . . . .         (64,000)              -
  Accumulated deficit . . . . . . . . . . .      (3,227,000)     (4,744,000)
                                             ---------------  --------------
                                                 12,080,000      20,242,000
  Treasury stock, at cost . . . . . . . . .               -      (9,850,000)
                                             ---------------  --------------
  Total stockholders' equity. . . . . . . .      12,080,000      10,392,000
                                             ---------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  $   15,095,000   $  13,193,000
                                             ===============  ==============



See  accompanying  notes.





                                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (unaudited)


                                                 Nine  Months  Ended               Three  Months  Ended
                                                     September 30,                      September 30,
                                                  2004            2003               2004            2003
                                                 ------         -------            -------         -------


Net sales. . . . . . . . . . . . . . . . .   $ 13,398,000    $ 13,061,000         $4,536,000      $4,347,000

Cost of sales. . . . . . .. . .                 7,561,000       7,426,000          2,605,000       2,516,000
                                            -------------    ------------         ----------      ----------

Gross profit . . . . . .. . . .                 5,837,000       5,635,000          1,931,000       1,831,000
                                            -------------    ------------         ----------      ----------

Selling, general and
 administrative
  expenses . . . . . . . . . . .                4,495,000       4,505,000          1,453,000       1,509,000
Interest expense . . . . . . . . . . . .    .       2,000           9,000              1,000           1,000
Investment and
 other income, net . . . . . . . . .     . . .  (  77,000)     (   86,000)          ( 27,000)       ( 23,000)
                                            -------------     ------------        ----------      -----------
Income before
 income tax(benefit) . .  . . .                 1,417,000       1,207,000            504,000         344,000

Income tax (benefit)                            ( 100,000)      ( 100,000)          (100,000)       (100,000)
                                             ------------     ------------        -----------       ---------

NET INCOME                                   $  1,517,000 .  $  1,307,000        $   604,000     $   444,000
                                             ============    ============        ===========     ===========

Net income per
common share:

Net income
  Basic. . . . . . . . . . . . . . . . .    .  $   .55         $   .48             $   .22         $  .16
  Diluted. . . . . . . . . . . . . . . .    .  $   .49         $   .45             $   .20         $  .15



See  accompanying  notes.





              ORBIT  INTERNATIONAL  CORP.  AND  SUBSIDIARIES
            CONDENSED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                 (unaudited)

                                                       Nine  Months  Ended
                                                           September 30,
                                                         2004          2003
                                               ---------------  ------------

Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .  $    1,517,000   $ 1,307,000
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Compensatory expense due to stock grant . .          14,000             -
  Depreciation and amortization . . . . . . .          53,000        59,000
  Deferred income.. . . . . . . . . . . . . .         (64,000)      (64,000)
  Tax benefit of options exercised. . . . . .          24,000       140,000
  Deferred tax benefit. . . . . . . . . . . .        (124,000)     (240,000)
  Expense due to issuance of warrants . . . .          94,000       164,000
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . .          79,000    (1,306,000)
  Inventories . . . . . . . . . . . . . . . .      (1,306,000)      (75,000)
  Other current assets. . . . . . . . . . . .         (57,000)      (30,000)
  Other assets. . . . . . . . . . . . . . . .        (145,000)      (16,000)
  Accounts payable. . . . . . . . . . . . . .         544,000       (93,000)
  Accrued expenses. . . . . . . . . . . . . .        (153,000)     (324,000)
  Customer advances . . . . . . . . . . . . .               -       (47,000)
                                               ---------------  ------------
Net cash provided by (used in)
operating activities. . . . . . . . . . . . .         476,000      (525,000)
                                               ---------------  ------------

Cash flows from investing activities:
  Purchases of property and equipment . . . .         (48,000)      (22,000)
  Purchase of marketable securities . . . . .        (108,000)      (53,000)
                                               ---------------  ------------
Net cash used in investing activities . . . .        (156,000)      (75,000)


Cash flows from financing activities:
  Repayments of long-term debt. . . . . . . .        (113,000)     (147,000)
  Proceeds from issuance of stock grant . . .           1,000             -
  Net repayments of note payable. . . . . . .               -      (766,000)
  Proceeds from exercise of stock options . .          38,000       153,000
                                               ---------------  ------------
  Net cash used in financing activities . . .         (74,000)     (760,000)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . .         246,000    (1,360,000)

Cash and cash equivalents - January 1 . . . .         797,000     2,022,000
                                               ---------------  ------------


CASH AND CASH EQUIVALENTS - September 30. . .  $    1,043,000   $   662,000
                                               ===============  ============

Supplemental cash flow information:
  Cash paid for:

  Interest. . . . . . . . . . . . . . . . . .  $        2,000   $     9,000


See  accompanying  notes.


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(NOTE  1)  -  Basis  of  Presentation:
 -------      -----------------------

     The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures required for annual financial statements in conformity with generally accepted accounting principles.

     The results of operations for the nine and three months ended September 30, 2004, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2004.

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



                                           Nine  Months  Ended  Three  Months  Ended
                                              September  30,        September  30,
                                           2004        2003       2004      2003
                                        ----------  ----------  --------  --------
Net Income - as reported . . . . . . .  $1,517,000  $1,307,000  $604,000  $444,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards,net of related tax effects . .     915,000     106,000    67,000   103,000
                                        ----------  ----------  --------  --------

Net Income - pro forma . . . . . . . .  $  602,000  $1,201,000  $537,000  $341,000
                                        ==========  ==========  ========  ========

Basic income per share - as reported .  $     0.55  $     0.48  $   0.22  $   0.16
                                        ==========  ==========  ========  ========

Basic income per share - pro forma . .  $     0.22  $     0.44  $   0.19  $   0.12
                                        ==========  ==========  ========  ========

Diluted income per share - as reported  $     0.49  $     0.45  $   0.20  $   0.15
                                        ==========  ==========  ========  ========

Diluted income per share - pro forma .  $     0.20  $     0.41  $   0.18  $   0.11
                                        ==========  ==========  ========  ========

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  2)  -  Financing  Arrangement:
 -------      ----------------------

     In February 2004, the Company renewed its $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment, as defined in the agreement. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank offer rate (LIBOR) (1.84% at September 30, 2004). No amounts have been borrowed under the credit facility.


(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:

                                 Nine  Months  Ended   Three  Months  Ended
                                     September  30,       September  30,
                                  2004       2003       2004       2003
                                ---------  ---------  ---------  ---------
Denominator:
  Denominator for basic
  Income per share -
  weighted-average common
  shares . . . . . . . . . . .  2,770,000  2,703,000  2,771,000  2,745,000
Effect of dilutive securities:
  Employee and directors
  stock options. . . . . . . .    293,000    231,000    268,000    280,000
  Stock Grant. . . . . . . . .      7,000          -      7,000          -
  Warrants . . . . . . . . . .     21,000          -     15,000     16,000
                                ---------  ---------  ---------  ---------

  Denominator for diluted
  income per share -
  weighted-average common
  shares and assumed
  conversion . . . . . . . . .  3,091,000  2,934,000  3,061,000  3,041,000
                                =========  =========  =========  =========

     The numerator for basic and diluted income per share for the nine and three- month periods ended September 30, 2004 and 2003 is net income.

     Options to purchase 81,083 and 83,582 shares of common stock were outstanding during the nine and three months ended September 30, 2004, respectively, and options to purchase 191,248 and 416 shares were outstanding for the same periods ended September 30, 2003, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

                                     ------
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------


     For interim periods, the Company estimates its inventory and related gross profit.


(NOTE  5)  -  Inventories:
--------      -----------


     Inventories  are  comprised  of  the  following:

                    September  30,     December  31,
                         2004              2003
                   -------------    --------------
Raw  Materials     $  4,108,000     $  3,433,000
Work-in-process       3,772,000        3,202,000
Finished  goods         503,000          442,000
                     -----------     -----------
     TOTAL         $  8,383,000     $  7,077,000
                   ============     ============



(NOTE  6)  -  Comprehensive  Income:
--------      ---------------------

     For the nine months ended September 30, 2004 and 2003, total comprehensive income was $1,517,000 and $1,307,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.


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

     The following is the Company's business segment information for the nine and three month periods ended September 30, 2004 and 2003.




(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


                             Nine  Months  Ended       Three  Months  Ended
                                September  30,            September  30,
                             2004          2003         2004         2003
                         ------------  ------------  -----------  -----------
Net sales:
  Electronics
  Domestic. . . . . . .  $ 7,579,000   $ 7,105,000   $2,594,000   $2,552,000
  Foreign . . . . . . .       73,000        47,000       17,000       24,000
                         ------------  ------------  -----------  -----------
  Total Electronics . .  $ 7,652,000     7,152,000    2,611,000    2,576,000

  Power Units
    Domestic. . . . . .    5,302,000     5,439,000    1,678,000    1,598,000
    Foreign . . . . . .      444,000       470,000      247,000      173,000
                         ------------  ------------  -----------  -----------
  Total Power Units . .    5,746,000     5,909,000    1,925,000    1,771,000
                         ------------  ------------  -----------  -----------

  Total . . . . . . . .  $13,398,000   $13,061,000   $4,536,000   $4,347,000
                         ============  ============  ===========  ===========

Income from operations:
  Electronics . . . . .  $ 1,945,000   $ 1,574,000   $  596,000   $  852,000
  Power Units . . . . .      323,000       594,000       66,000      (41,000)
General corporate
  expenses not
  allocated . . . . . .     (925,000)   (1,034,000)    (183,000)    (485,000)
Interest expense. . . .       (2,000)       (9,000)      (1,000)      (1,000)
Investment and other
  income. . . . . . . .       76,000        82,000       26,000       19,000
                         ------------  ------------  -----------  -----------
Income before
  income tax benefit. .  $ 1,417,000   $ 1,207,000   $  504,000   $  344,000
                         ============  ============  ===========  ===========





(NOTE  8)  -  Goodwill  and  Other  Intangible  Assets:
---------     -----------------------------------------

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

(NOTE  9)  -  Income  Taxes
---------     -------------

     During the third quarter of 2004 and 2003, due to the probability of increased profitability, the Company adjusted its valuation allowance on its deferred tax asset. This adjustment created a $100,000 income tax benefit in the third quarter of both years. No provision for current income taxes was made during the nine months ended September 30, 2004 and 2003, due to the utilization of federal and state net operating loss carryforwards.

(Note  10)  -  Retirement  of  Treasury  Stock
----------     -------------------------------

     During the third quarter of 2004, the Board of Directors unanimously approved the retirement of the Company's 1,267,698 shares of treasury stock.

Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Executive  Overview
-------------------

     The Company recorded an increase in operating results for the nine months ended September 30, 2004. Revenues increased slightly and the Company's gross profit margins improved for the nine-month period ended September 30, 2004 compared to the prior period. For the three-month period ended September 30, 2004, the Company recorded a slight increase in revenue but due to product mix and cost containment, recorded a significant increase in earnings from the prior period. Both the three and nine-month period results for the current and prior years include non-cash income related to an increase in the Company's deferred tax asset. In addition, the prior three- month period and both the current and prior nine-month periods include a non-cash charge related to the issuance of warrants to its investment banker. Exclusive of these non-cash items, operating results increased for both the three and nine-month periods. Our backlog at September 30, 2004 was approximately $12,600,000 compared to $9,000,000 at September 30, 2003. In addition, the current year backlog does not include approximately $2,000,000 of anticipated orders from a customer for which the Company has been authorized to procure material. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue for the remainder of 2004 and into 2005. Our success of the past several years has significantly strengthened our balance sheet evidenced by our 5.4 to 1 current ratio at September 30, 2004. Our inventory at September 30, 2004 was 18% higher than it was at December 31, 2003, principally due to our increase in backlog. We currently have a $2,000,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

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

Deferred  tax  asset
--------------------

     At December 31, 2003, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $24,600,000 and $10,300,000, respectively, that expire through 2021. In addition, the Company receives a tax deduction when its employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

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





Material  Changes  in  Results  of  Operations
----------------------------------------------


Three-month  period  ended  September  30,  2004  v.  September  30,  2003
--------------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Units Segment").

     Consolidated net sales for the three-month period ended September 30, 2004 increased by 4.3% to $4,536,000 from $4,347,000 for the three month period ended September 30, 2003 principally due to a 9% and 1% increase in sales from its Power Units Segment and Electronics Segment, respectively.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2004 increased to 42.6% from 42.1% for the three-month period ended September 30, 2003. This increase resulted from a higher gross profit realized by the Power Units Segment due principally to an increase in the segment's sales that was partially offset by a lower gross profit from the Company's Electronics Segment due principally to product mix.

     Selling, general and administrative expenses decreased by 3.7% to $1,453,000 for the three-month period ended September 30, 2004 from $1,509,000 for the three-month period ended September 30, 2003, principally due to a non-cash charge of $88,000 recorded in the prior period resulting from the issuance of warrants to its investment banker. Exclusive of this non-cash charge, selling, general and administrative expenses for the three months ended September 30, 2004 slightly increased by 2.3% from the three months ended
September 30, 2003. Selling, general and administrative expenses, as a percentage of sales, for the three-month period ended September 30, 2004 decreased to 32.0% from 34.7% for the three-month period ended September 30, 2003 principally due to an increase in sales in the current period and the non-cash charge recorded in the prior period.

     The outstanding balance under the Company's credit facility with an asset-based lender was paid off in the first quarter of 2003. This credit facility was replaced by a new facility with a commercial lender also in the first quarter of 2003. Consequently, interest expense was immaterial for both the current and prior three-month periods ended September 30, 2004 and September 30, 2003, respectively.

     Investment and other income for the three-month period ended September 30, 2004 slightly increased to $27,000 from $23,000 for the three-month period ended September 30, 2003 principally due to an increase in amounts invested during the current period.

     Net income before income tax benefit for the three-month period ended September 30, 2004 increased to $504,000 from $344,000 for the three-month period ended September 30, 2003. Net income before income tax benefit for the prior three-month period includes a non-cash charge of $88,000 resulting from the issuance of warrants to its investment banker.

     During both the current and prior three-month periods ended September 30, 2004 and September 30, 2003, respectively, due to the probability of increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit for both periods.

     Net income for the three month period ended September 30, 2004 increased to $604,000 from $444,000 for the three month period ended September 30, 2003 principally due to the increase in sales, the increase in gross profit and the decrease in selling, general and administrative expenses. Adjusting for the non-cash items related to the income tax benefit resulting from an adjustment to the Company's deferred tax asset and the issuance of warrants to its investment banker, net income for the three-month period ended September 30, 2004 increased to $504,000 compared to $432,000 for the three month period ended September 30, 2003.

Nine-month  period  ended  September  30,  2004  v.  September  30,  2003
-------------------------------------------------------------------------

     Consolidated net sales for the nine-month period ended September 30, 2004 increased by 2.6% to $13,398,000 from $13,061,000 for the nine-month period ended September 30, 2003 principally due to a 7% increase in sales from its Electronics Segment that was partially offset by an 3% decrease in sales from its Power Units Segment.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2004 increased to 43.6% from 43.1% for the nine-month period ended September 30, 2003. This increase resulted from a higher gross profit realized by the Electronics Segment due principally to an increase in the segment's sales and to product mix that was partially offset by a lower gross profit from the Company's Power Units Segment due principally to a decrease in the segment's sales.

     Selling, general and administrative expenses slightly decreased by 0.2% to $4,495,000 for the nine-month period ended September 30, 2004 from $4,505,000 for the nine-month period ended September 30, 2003. Selling, general and administrative expenses, as a percentage of sales, for the nine-month period ended September 30, 2004 decreased to 33.5% from 34.5% for the nine-month period ended September 30, 2003 principally due to an increase in sales during the current period.

     The outstanding balance under the Company's credit facility with an asset-based lender was paid off in the first quarter of 2003. This credit facility was replaced by a new facility with a commercial lender also in the first quarter of 2003. Consequently, interest expense for the nine-month periods ended September 30, 2004 and September 30, 2003 was $2,000 and $9,000, respectively.

     Investment and other income for the nine-month period ended September 30, 2004 decreased to $77,000 from $86,000 for the nine-month period ended September 30, 2003.

     During both the current and prior nine-month periods ended September 30, 2004 and September 30, 2003, respectively, due to the probability of increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit for both periods.

     Net income for the nine-month period ended September 30, 2004 increased to $1,517,000 from $1,307,000 for the nine-month period ended September 30, 2003 principally due to the increase in sales and gross margins and a slight decrease in selling, general and administrative expenses. Adjusting for the non-cash items related to the income tax benefit resulting from an adjustment to the Company's deferred tax asset and the issuance of warrants to its investment banker, net income for the nine-month period ended September 30, 2004 increased to $1,511,000 compared to $1,295,000 for the nine-month period ended September 30, 2003.

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $10,482,000 at September 30, 2004 compared to $9,005,000 at December 31, 2003. The ratio of current assets to current liabilities slightly increased to 5.4 to 1 at September 30, 2004 from 5.3 to 1 at December 31, 2003.

     Net cash provided by operations for the nine month period ended September 30, 2004 was $476,000, primarily attributable to the net income for the period and an increase in accounts payable that was partially offset by an increase in inventory and other long term assets, a decrease in accrued expenses and the non cash effect of the income tax benefit. Net cash used in operations for the nine month period ended September 30, 2003 was $525,000, primarily attributable to an increase in accounts receivable, a decrease in accrued expenses and the non cash effect of the income tax benefit that was partially offset by net income for the period and the non cash effect of the issuance of warrants to its investment banker.

     Cash flows used in investing activities for the nine-month period ended September 30, 2004 was $156,000, attributable to the purchases of marketable securities and property and equipment. Cash flows used in investing activities for the nine month period ended September 30, 2003 was $75,000, attributable to the purchases of marketable securities and property and equipment.

     Cash flows used in financing activities for the nine-month period ended September 30, 2004 was $74,000, primarily attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises due to a material increase in the price of the Company's stock. Cash flows used in financing activities for the nine month period ended September 30, 2003 was $760,000, attributable to the repayments of long-term debt that was partially offset from the proceeds from stock option exercises.

     In January, 2001, the Company closed on a new $1,000,000 credit facility with an asset based lender secured by accounts receivable, inventory and machinery and equipment of the Company. In October 2001, the credit facility from the asset-based lender was increased to $1,500,000. The agreement continued until February 2003 at which time the Company entered into a new $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment, as defined in the agreement. The new agreement will continue from year to year thereafter until sooner terminated for an event of default including compliance with certain financial ratios. Loans under the terminated facility did bear interest at the prime rate of the Chase Manhattan Bank (4.75% at September 30, 2004) plus 1.75% per annum. Loans under the new facility will bear interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer rate (1.84% at September 30, 2004).


     The Company's contractual obligations and commitments are summarized as follows:
                               Less  than          1-3        4-5       After  5
Obligation           Total       1  Year          Years      Years        Years
----------           -----       -------          -----      -----        -----

Long-term  debt       $33,000    $33,000           $0          $0          $0

Capital  lease
   Obligations         33,000     10,000         23,000         0           0

Operating  leases.  3,729,000    421,000      1,253,000     897,000    1,158,000
                    ---------    --------     ---------     -------    ---------
Total  contractual
    Obligations    $3,795,000   $464,000     $1,276,000    $897,000   $1,158,000

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders commenced in the third quarter of 2002 and continued throughout 2003. The Company recently received significant new orders for its Custom Division and expects shipping under these contracts to commence in the fourth quarter of 2004 and continue into 2005. The Company also had experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of current economic conditions. However, the commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Currently, the backlog of the Power Units Segment at September 30, 2004 is over 80% higher than it was at September 30, 2003. The Company has also seen the flow of new orders from its Electronics Segment running ahead of the prior year. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursing several opportunities for reorders as well as new contract awards, the Company has always found it difficult to predict the timing of such awards.

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

Item  4.  Submissions  of  Matters  to  Vote  of  Security  Holders

          None


Item  5.  Other  Information
          None

Item  6.  Exhibits  and  Reports  on  form  8-K

     (a)  Exhibits

          Exhibit  Number     Description
          ---------------     -----------
               31.1*          Certification  of  the  Chief  Executive
                              Officer  required  by  Rule  13a-14  (a)
                              or Rule 15d-14(a)
               31.2*          Certification  of  the  Chief  Financial
                              Officer  required  by  Rule  13a-14  (a)
                              or Rule 15d-14(a)
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

     (b)  Reports  on  8-K

          On August 5, 2004, the Company filed a current report on Form 8-K under Item 12. Disclosure of Results of Operations and Financial Condition relating to its press release issued on August 5, 2004, announcing the Company's operating results for the second quarter and six months ended June 30, 2004.

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


                                   ORBIT INTERNATIONAL CORP.
                                   ------------------------
                                   Registrant


Dated:     November  11,  2004     /s/  Dennis  Sunshine
                                   ---------------------------
                                   Dennis  Sunshine,  President,
                                   Chief  Executive  Officer  and
                                   Director



Dated:     November  11,  2004     /s/Mitchell  Binder
                                   -------------------------
                                   Mitchell  Binder,  Vice
                                   President-Finance,  Chief
                                   Financial  Officer
                                   and  Director

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


Date:  November  11,  2004    /s/  Dennis  Sunshine
                              ------------------------
                              Dennis  Sunshine
                              Chief  Executive  Officer

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


Date:  November  11,  2004              /s/  Mitchell  Binder
                                        ------------------------
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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  November  11,  2004
                                   /s/  Dennis  Sunshine
                                   ------------------------
                                   Dennis  Sunshine
                                   Chief  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  November  11,  2004
                              /s/  Mitchell  Binder
                              ------------------------
                              Mitchell  Binder
                              Chief  Financial  Officer

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