Form 10KSB
period 2004-12-31
ORBIT INTERNATIONAL CORP
filed 2005-04-01
CIK 74818

SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  DC  20549

                                  Form  10-KSB

 X     ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
--     OF  1934
       For  the  fiscal  year  ended  December  31,  2004
          or
____ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For  the  transition  period  from  to

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements
for  the  past  90  days.     Yes    X     No  _____
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  its  fiscal  year  ended December 31, 2004: $18,012,000

Aggregate market value of registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq SmallCap on March 18, 2005): $20,241,295

Number  of  shares  of  common stock outstanding as of March 18, 2005: 3,061,733

                      DOCUMENTS INCORPORATED BY REFERENCE:
Items 9,10,11,12 and 14 of Part III of this Annual Report on Form 10-KSB are herein incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection  with  the  Registrant's  2005  Annual  Meeting  of  Stockholders.
Transitional  Small  Business  Disclosure  Format  (check  one)  Yes___;  No   X
                                                                            ----

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

In December 2004, the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding capital stock of Tulip Development Laboratory, Inc. ("Tulip") and its affiliated manufacturing company, TDL Manufacturing, Inc. ("TDLM"). The total transaction value is expected to be approximately $8,500,000 consisting of $5,000,000 in cash, a $2,000,000 promissory note to the sellers and $1,500,000 in value of Orbit stock. Headquartered in Quakertown, Pennsylvania, Tulip is a leading designer and engineering provider of computer peripheral products including custom integrated solutions for keyboards, illuminated data entry devices and displays. TDLM provides both defense contractors and commercial customers with high volume production to support membrane control panels, military vetronic and avionic display program requirements. The Company plans to keep the Tulip and TDLM operations in Quakertown, Pennsylvania and they will become part of the Company's Electronics Segment along with the Orbit Instrument Division. The transaction is expected to be completed in April 2005.

     In August 1996, the Board of Directors of the Company adopted a plan to sell and/or liquidate its remaining United States and Canadian apparel operations. In connection with a license agreement entered into in May 1999 with an unaffiliated third party, the Company collected a minimum royalty of $140,000 payable in sixteen equal quarterly installments for the use of its "East/West" trademark (its principal label) in the United States and Canada. The operations of the East/West division were limited to servicing such license.

     In March 1996, as part of its plan to dispose of its apparel operations, the Company entered into an amended agreement with the sellers of a discontinued apparel division whereby the purchase price of the assets was reduced from $15,000,000 to $8,850,000 leaving $1,850,000 remaining to be paid at the time of the Amendment. The remaining $660,000 was paid in quarterly installments of $33,000 through December 2004. In addition, the sellers received warrants to purchase Orbit common shares in which the Company guaranteed a minimum profit of $375,000 on the sale of such shares. In July 2001, the warrants were exercised on a cashless basis in accordance with their terms and 83,332 shares of common stock were issued. During 2003, the sellers sold their shares at prices that resulted in profits in excess of $375,000 thereby removing any further obligation of the Company with respect to such warrants.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").

The following sets forth certain selected historical financial information relating to the Company's business segments:


                                       December 31,
                                       ------------
                                  2004               2003
                                  ----               ----
Net  sales:
----------

Electronics
     Domestic                 $9,806,000        $9,701,000
     Foreign                      73,000            16,000
                              ----------        ----------
Total  Electronics             9,879,000         9,717,000

Power  Units
     Domestic                  7,470,000         6,786,000
     Foreign                     663,000           636,000
                              ----------        ----------
Total Power Units              8,133,000         7,422,000

Operating  income  (1):
-----------------

Electronics                    2,115,000         2,001,000
Power Units                      647,000           520,000

Assets:
------

Electronics                    5,386,000         5,511,000
Power  Units                   5,696,000         4,503,000
_______________

(1) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 12 to the Consolidated Financial Statements appearing elsewhere in this report.


DESCRIPTION  OF  BUSINESS

     GENERAL

     Orbit's Electronics Segment, which is operated through its Orbit Instrument Division, designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Company primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military "ruggedized hardware" (hardware designed to meet severe environmental conditions) for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements, "full-mil keyboards", "trackballs" and "data entry display devices". The Electronics Segment's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including E-2C, Joint Surveillance Target Attack Radar Systems (J/STARS), Lookdown Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements, and shipboard programs, including AEGIS (Guided Missile Cruisers and Destroyers), DDG'S
(Guided Missile Destroyers), BFTT (Battle Force Tactical Training), LSD'S (Amphibious Warfare Ships) and LHA'S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs.

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

     Displays

     The Orbit Instrument Division's family of graphic terminals enables the operator to monitor and control radar systems for shipboard and airborne applications. These terminals are used throughout a ship or surveillance plane as adjuncts to larger console displays. Some of the Orbit designed/developed displays are used as data entry and as such include embedded Pentium based single board computers and touch screens. The modular design of the terminals facilitates applications for surface ship, submarine, aircraft and land based requirements. Orbit designed/developed displays implement flat panel plasma, electroluminescent -El or color LCD technology based displays. Depending on the requirement, Orbit offers 4" x 4", 6.5", 8.1", 10.4", 12.1", 18.1", 20.1", 21.3"
(measured  diagonally)  size  displays.

     The Orbit Instrument Division developed a family of 10.4", 12.1", 18.1" and 20.1" color LCD display panels specifically to meet customer program requirements for military and rugged commercial opportunities. The displays are manufactured using super fine TFT (thin film transistor) active matrix technology. The displays are backlit with Cold Cathode Fluorescent Tubes
(CCFT), and are driven by an integral inverter. The Company has adapted this technology for high brightness and full-color imaging requirements. The Company is positioning this technology for naval ships, FAA tower controller applications and trading floor opportunities.

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

     Remote  Control  Units  (RCU's)

Orbit has designed/developed and shipped a significant quantity of the next generation Remote Control Unit - RCU to be used as an entry panel by pilots as part of the transponder system. The RCU is currently used by all U.S. armed forces, Navy, Marines, Army and Air Force on both fixed wing aircrafts and helicopters. The RCU is NVIS Green A certified and fully environmentally qualified to the MIL-STD-810 requirements as a stand alone unit. Current production orders now embed mode "5" and mode "S" enhancements into Orbit's Remote Control Unit.

     EL  based  Display

          The Orbit Instrument Division has completed the design and pre-production orders for Electroluminescent - EL based Display with touch screen for the Cooperative Engagement Program for the U.S. Naval ships. Orbit has completed the qualification phase of a militarized infrared touch screen and controller for the CEC EL Display and is now supporting several military program opportunities.

     LCD  Technology

The Orbit Instrument Division has completed the design, development and production of color LCD technology based CDU'S. The new CDU'S also include faster and more capable single Board computers. The color LCD based CDU'S are designed to be a form, fit and functional replacement of existing EL based CDU'S as well as provide state-of-the-art capability for new requirements. The new color LCD based CDU'S include color, high resolution wide viewing angle displays as well as faster x586 processor and larger memory capacity, up to 640 MB of RAM and 4 Giga Byte of Flash memory. Currently, Orbit's CDU's support a number of ruggedized military vehicle program requirements.

Power  Units  Segment

     Power  Sources

     Behlman's products are found in a wide range of applications from production testing on a factory floor to rugged military applications on aircraft and ships. Behlman manufactures both AC and DC power sources from 100 watts to over 120,000 watts of power. Key to Behlman's products is their ability to be easily modified and reconfigured to meet their customer's special power requirements. In addition to providing its customers a wide range of products, Behlman provides individualized engineering support and unmatched customer service. Products include AC, DC and high voltage power supplies, frequency converters, inverters and ruggedized uninterruptible power supplies.

     Behlman's AC power sources are available in standard off the shelf models or custom configurations. These units provide power from 100 watts up to 120,000 watts. Applications for these products include factory test, oil exploration, railroad signaling and providing 60 or 400 hertz power aboard aircraft or ships.

     Behlman frequency converters are used to convert power from one frequency to another. They are used to test products for export, to power factory test facilities and to provide power from 60Hz to 400Hz or 400Hz to 60Hz on both aircraft and ships.

     Behlman UPS (uninterruptible power supplies) products are used for backup when local power is lost. Behlman only competes in the "ruggedized" industrial and military markets. Behlman is now producing UPS units for Aegis destroyers, LHD Wasp Class ships and U.S. Army hummers.

     Behlman inverters convert system battery power to AC for use in utility substations and electric, gas and water transmission systems. Behlman continues to receive yearly order commitments for these products from one of the nation's largest utility companies.

     Behlman has a custom division which designs and manufactures power supplies that use commercial-off-the-shelf (COTS) power modules designed to meet our customer's electrical and environmental specifications. This product development process is designed to save time and money as well as provide a more reliable unit, because it is based on already field proven designs. In addition to COTS designs, this division also supports the United States Government by reverse engineering old obsolete designs, thereby extending the life of critical systems. In addition, it competes on government spares orders against prime contractors and has won many orders for power supplies used on systems such as the FA-18 FLIR system.

PROPOSED  PRODUCTS

Electronics  Segment

The Orbit Instrument Division is currently expanding its design and development resources to update hardware previously used for full military program requirements. The Orbit Instrument Division believes its wide variety of components, controls, subsystems and plasma secure voice and intercommunication panels that have supported the military for aircraft, shipboard, subsurface and land based program requirements have alternative uses. It is the intent of the Company to update the electrical and mechanical functionality of these units and subsystems and provide ruggedized and commercial equivalent hardware at cost competitive prices. Orbit is also proposing these for HomeLand Security applications as well.

Power  Units  Segment

     Behlman continually updates its products based on market place requirements. For 2005, new products for the commercial division are focused on developing a new programmable controller and higher performance frequency converters. The controller will be used to upgrade older programmable power sources and will be used in Behlman's newer frequency converter designs. New frequency converter designs are focused on enhancing product performance as well as filling gaps in the product line.

     Railroad signaling continues to be a strong market for Behlman products. In response to this demand and our desire to expand our product base in this market, Behlman is developing a new line of frequency converters specifically designed to meet the rigors and needs of wayside signaling.

     Behlman's custom division has experienced a continual increase in COTS business. As a result, Behlman will be designing a large amount of new products in this division. These designs will be for DC power supplies used in various military programs such as the F-16 fire control system, the RC-135 aircraft as well as numerous naval ships and military vehicles. Though each COTS design is unique to a specific program, each design increases Behlman's catalog of COTS designs thereby speeding up and simplifying future designs and enhancing Behlman's competitive position for future orders.

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

MAJOR  CUSTOMERS

     A unit of BAE SYSTEMS, various agencies of the United States Government and Raytheon Company accounted for approximately 25%, 20% and 11%, respectively, of consolidated net sales of the Company for the year ended December 31, 2004. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Segment are a unit of BAE SYSTEMS, various agencies of the United States Government, Raytheon Company and Lockheed Martin Corp., accounting for approximately 41%, 18%, 16% and 11%, respectively, of the net sales of such segment for the year ended December 31, 2004. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

     The major customer of the Power Units Segment is various agencies of the United States Government, accounting for approximately 23% of the net sales of such segment for the year ended December 31, 2004. The loss of this customer would have a material adverse effect on the net sales and earnings of the Power Units Segment.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company's consolidated net sales and earnings.


BACKLOG

     As  of  December  31,  2004  and 2003 the Company's backlog was as follows:


                           2004                2003
                           ----                ----

      Electronics     $ 6,000,000          $6,000,000
      Power Units       5,000,000           4,000,000
                        ---------         -----------
            Total     $11,000,000         $10,000,000
                      ===========         ===========

     Substantially all of the backlog at December 31, 2004 represents backlog under contracts that will be shipped during 2005.

The backlog at December 31, 2004 and December 31, 2003 does not include approximately $2,000,000 and $3,000,000, respectively, of orders not yet received under a Master Order Agreement received from a customer whereby the Company was authorized to procure material to complete such orders. The Company received additional orders in February 2005 but it is not known when the remaining units will be released.

A significant amount of the Company's contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

SPECIAL  FEATURES  OF  UNITED  STATES  GOVERNMENT  CONTRACTS

     Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the Power Units Segment at the convenience of the United States Government occurred during the years ended December 31, 2004 and 2003.

     A significant portion of the Company's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. The Company believes that adjustments to such revenues, if any, would not have a material effect on the Company's consolidated financial position.

RESEARCH  AND  DEVELOPMENT

     The Company incurred approximately $967,000, and $987,000 of research and development expenses during the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Company recognized revenue of approximately $391,000 and $679,000, respectively, for customer funded research and development.

PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 11, 2005, the Company employed 104 persons, all on a full-time basis. Of these, the Electronics Segment employed 54 people, consisting of 9 in engineering and drafting, 5 in sales and marketing, 10 in direct and corporate administration and the balance in production. The Power Units Segment employed 50 people, consisting of 13 in engineering and drafting, 6 in sales, 3 in direct and corporate administration and the balance in production.

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

WE COULD ENCOUNTER DIFFICULTIES IN PROCURING CONTRACTS BECAUSE OF A REDUCTION IN THE LEVEL OF INDUSTRY-WIDE FUNDING AND PRICING PRESSURES.

          We continue to pursue many business opportunities, including programs in which we have previously participated but, in the event of industry-wide funding and pricing pressures, we could encounter delays in the awards of these contracts. We continue to seek new contracts which require incurring up-front design, engineering, prototype and pre-production costs. While we are attempting to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the U.S. Government, for such effort. In addition, even if the U.S. Government agrees to reimburse development costs, there is still a significant risk of cost overrun which may not be reimbursable. Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production.

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

WE ARE DEPENDENT ON CERTAIN CUSTOMERS AND WE DO NOT HAVE ANY LONG-TERM CONTRACTS WITH THESE CUSTOMERS.

          A unit of BAE SYSTEMS, various agencies of the U.S. Government and Raytheon Company accounted for approximately 25%, 20%, and 11%, respectively, of our consolidated net sales for the year ended December 31, 2004. A unit of BAE SYSTEMS, various agencies of the U.S. Government, Raytheon Company and Lockheed Martin Corp. accounted for approximately 41%, 18%, 16% and 11%, respectively, of the net sales of our Electronics Segment for the year ended December 31, 2004. Various agencies of the U.S. Government accounted for approximately 23% of the net sales of our Power Units Segment for the year ended December 31, 2004. We do not have any significant long-term contracts with any of the above-mentioned customers. The loss of any of these customers would have a material adverse effect on our net sales and earnings. Due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.


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

     Behlman leases 1,700 square feet in Ventura, California which are used for sales. In January 2005, the lease was renewed through December 2007. The lease provides for monthly rent of $1,679 through December 2005 and increases to $1,730 per month and $1,781 per month for 2006 and 2007, respectively.

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



ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

                                     PART II
                                     -------

ITEM  5.          MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System("Nasdaq") Smallcap Market under the symbol ORBT.

The following table sets forth the high and low closing sale prices of the Company's common stock for each quarter from January 1, 2003 through its fiscal year ended December 31, 2004, as reported on the Nasdaq SmallCap Market.

                                          CLOSE (1)
                                          ---------
                                     HIGH              LOW
                                     ----              ---

2003:

  First  Quarter:                   $4.00             $3.01

  Second Quarter:                    5.07              3.30

  Third Quarter:                     7.55              4.47

   Fourth Quarter:                   7.85              6.18


2004:

  First  Quarter:                   $8.65             $6.87

  Second Quarter:                    8.70              6.36

  Third Quarter:                     7.20              5.80

  Fourth Quarter:                   13.57              6.36
_______________

(1) Retroactively restated to reflect a twenty-five percent (25%) stock dividend effective August 15, 2003.

HOLDERS

     As  of  March  18,  2005,  the  Company  had  335  shareholders  of record.

DIVIDENDS

     The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of its business.



SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The  following  table  sets  forth,  as  of  December  31,  2004:

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

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                  (a)                   (b)                (c)
Plan Category     Number of securities  Weighted-average   Number of securities
                  to be issued upon     exercise price of  remaining available
                  exercise of           outstanding        for future issuance
                  outstanding options,  options, warrants  under equity
                  warrants and rights   and rights         compensation plans
                                                          (excluding
                                                           Securities
                                                           reflected in
                                                           Column (a))
                   -----------------   ------------------  -----------------
Equity compensation
Plans approved by
security holders           926,000              $3.38                84,000

Equity compensation
Plans not approved
By security
Holders                        -0-                N/A                    -0-
                    ----------------    -----------------    ---------------
Total                      926,000               $3.38                84,000

     During 2004, there was no issuance or sale of unregistered securities by the Company.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
             FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Executive  Overview
-------------------

     The Company achieved a significant increase in operating results for the year ended December 31, 2004. Revenues increased by approximately 5.1% but due to cost containment, net earnings increased by approximately 19%. Our backlog at December 31, 2004 was approximately $11,000,000 compared to approximately $10,000,000 at December 31, 2003. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue in 2005. Furthermore, in December 2004, the Company entered into an agreement to purchase the stock of Tulip Development Laboratory, Inc ("Tulip") and its manufacturing affiliate for $8,500,000. The transaction is expected to be completed in April 2005. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 7.1 to 1 current ratio at December 31, 2004. Our inventory at December 31, 2004 was 17% higher than it was at December 31, 2003, principally due to the increase in our backlog and the purchase of inventory in anticipation of the receipt of certain purchase orders from one of the Company's largest customers. We currently have a $2,000,000 credit facility in place that we have not used to date and the financing for the acquisition of Tulip and its manufacturing affiliate has been approved by our primary lender.

Forward  Looking  Statements
----------------------------

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

CRITICAL  ACCOUNTING  POLICIES

     The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's consolidated financial statements and the data used to prepare them. The Company's consolidated financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset and goodwill impairment. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

Inventories
-----------

     Inventory is valued at the lower of cost (specific and average) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company's products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that the Company had previously determined obsolete.

Deferred  tax  asset
--------------------

     At December 31, 2004, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and net operating loss carry-forwards of approximately $24,000,000 that expire through 2020. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets not previously recorded. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS 142, the cost of certain intangible assets are no longer subject to amortization. These costs were reviewed for potential impairment in 2004 and 2003 and will be reviewed on an annual basis thereafter.

RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2004  v.  Year  Ended  December  31,  2003
----------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division is engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment").
Consolidated net sales for the year ended December 31, 2004 increased by 5.1% to $18,012,000 from $17,139,000 for the prior year principally due to a 9.6% and 1.7% increase in sales recorded from the Power Units Segment and Electronics Segment, respectively.

Gross profit, as a percentage of net sales, for the year ended December 31, 2004 decreased to 43.1% from 43.6% for the prior year. The decrease in gross profit, as a percentage of sales, was due to an decrease in gross profit realized by the Power Units Segment that was partially offset by a slight increase in gross profit from the Electronics Segment. The decrease in gross profit realized by the Power Units Segment, despite the increase in sales, was principally due to product mix, principally due to the increase in sales in the Segment's commercial business. The slight increase in gross profit realized by the Electronics Segment was principally due to a change in product mix.

Selling, general and administrative expenses for the year ended December 31, 2004 slightly decreased, by less than 1%, to $6,019,000 from $6,039,000 from the year ended December 31, 2003 principally due to lower corporate administrative costs, particularly, a decrease of $115,000 of non-cash charges resulting from the issuance of warrants to its investment banker. Exclusive of these non-cash net charges, selling, general and administrative expenses for the year ended December 31, 2004 increased by 1.6% from the year ended December 31, 2003. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2004 decreased to 33.4% from 35.2% principally due to a slight decrease in costs combined with increased sales during the current year.

Interest expense for the year ended December 31, 2004 decreased to $2,000 from $9,000 for the year ended December 31, 2003 principally due to the pay off of the outstanding balance under the Company's credit facility with an asset-based lender in the first quarter of 2003.

Investment and other income for the year ended December 31, 2004 slightly decreased to $104,000 from $110,000 for the prior year principally due to a decrease in funds available for investment and due to lower interest rates.

Net income before income tax benefit was $1,837,000 for the year ended December 31, 2004, compared to $1,528,000 for the year ended December 31, 2003. The increase in income was principally due to the increase in sales from both of the Company's operating Segments, the decrease in selling, general and administrative costs, the slight increase in gross profit realized by the Electronics Segment that was partially offset by the decrease in gross profit realized by the Power Units Segment.

During both the years ended December 31, 2004 and December 31, 2003, due to increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.

As a result of the foregoing, net income for the year ended December 31, 2004 was $1,937,000 compared to $1,628,000 for the year ended December 31, 2003.




Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Working capital increased to $10,932,000 at December 31, 2004 compared to $9,005,000 at December 31, 2003. The ratio of current assets to current liabilities increased to 7.1 to 1 at December 31, 2004 from 5.3 to 1 at December 31, 2003.

Net cash provided by operations for the year ended December 31, 2004 was $587,000, primarily attributable to net income for the period that was partially offset by an increase in inventory, deferred tax benefit and other assets and a decrease in accrued expenses. Net cash used in operations for the year ended December 31, 2003 was $345,000, primarily attributable to an increase in accounts receivable, a decrease in accounts payable and accrued expenses and the non-cash effect of the income tax benefit that was partially offset by net income for the period and the non-cash effect of the issuance of warrants to the Company's investment banker.

     Cash flows used in investing activities for the year ended December 31, 2004 was $211,000 attributable to the purchase of marketable securities and the purchase of property and equipment. Cash flows used in investing activities for the year ended December 31, 2003 was $75,000 attributable to the purchase of marketable securities and the purchase of property and equipment.

     Cash flows used in financing activities for the year ended December 31, 2004 was $61,000, primarily attributable to the repayments of long-term debt that was partially offset by the proceeds from stock option exercises due to a material increase in the price of the Company's stock. Cash flows used in financing activities for the year ended December 31, 2003 was $805,000, primarily attributable to the repayments of long-term debt that was partially offset by the proceeds from stock option exercises.

     In February 2003, the Company entered into a $2,000,000 credit facility with its primary commercial lender secured by accounts receivable, inventory and machinery and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with certain financial covenants. The Company has been approved for a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. Loans under the current facility bear interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer Rate (LIBOR) (2.40% at December 31, 2004). The new approved facility will bear interest equal to the sum of 2.00% plus the one-month LIBOR and the Term Loan will bear interest equal to the sum of 2.25% plus the one-month LIBOR.

The Company's contractual obligations and commitments are summarized as follows:

                                    Less  than     1-3        4-5      After 5
Obligation              Total        1  Year       Years     Years     Years
----------              -----        -------       -----     -----     -------

Long-term  debt        $ 3,000      $  3,000      $   0      $   0      $  0

Capital  lease
    obligations         30,000        10,000       20,000        0         0

Operating  leases    3,763,000       462,000      917,000    874,000  1,510,000
                     ---------     ---------     --------    -------  ---------

Total  contractual
    obligations     $3,796,000      $475,000     $937,000   $874,000 $1,510,000

     The Company's existing capital resources, including its bank credit facilities and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for its operations. The Company has received approval from its lender for a new $5,000,000 Term Loan that will be sufficient to finance the acquisition of Tulip and its manufacturing affiliate. The Company believes that financing alternatives are available in order to fund future acquisitions.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of the Custom Division of its Power Unit Segment and shipments of these orders commenced in the third quarter of 2002 and continued throughout 2003. The Company recently received significant new orders for its Custom Division and commenced shipping under these contracts in the fourth quarter of 2004 and expects to continue shipping into 2005. The Company also had experienced a slowdown in its commercial division of its Power Units Segment due to a reduction in capital spending as a result of current economic conditions. However, the commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Bookings for the Power Units Segment and the Electronics Segment, for the twelve months ended December 31, 2004, was over 37% and 27% higher, respectively, than it was for the prior twelve month period. Strong bookings for both of these Segments have continued into 2005. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursing several opportunities for reorders as well as new contract awards, the Company has always found it difficult to predict the timing of such awards.

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

Recent  Accounting  Pronouncements
----------------------------------

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes and Binomial model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $74,000 in 2004 and $140,000 for 2003. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.     CONTROLS  AND  PROCEDURES

     An evaluation was performed, as of December 31, 2004, under the supervision and with the participation of management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, our management has concluded that its disclosure controls and procedures were effective as of December 31, 2004.

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internals controls subsequent to December 31, 2004.

ITEM  8B.     OTHER  INFORMATION

     None.
          PART  III
          ---------

ITEM  9.          DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS;  COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE          ACT.

     Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders.

ITEM  10.     EXECUTIVE  COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders.





ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated by reference to the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders.



ITEM  13.     EXHIBITS

Exhibit  No.  Description  of  Exhibit
------------  ------------------------

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

  4  (a)     Orbit  International Corp. 2003 Stock Incentive Plan.  Incorporated
             by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

  10(k) Loan and Security Agreement dated as of January 28, 2003 between the Company and Merrill Lynch Business Financial Services Inc. including exhibits and other attachments thereto. Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

  10(l) Stock Purchase Agreement dated December 13, 2004 between the Company and Tulip Development Laboratory, Inc. ("Tulip"), TDL Manufacturing, Inc. ("TDLM") and the shareholders of Tulip and TDLM. Incorporated by reference to Registrant's Form 8-K dated December 13, 2004.

  14 Form of Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Incorporated by reference to Registrant's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

  21 Subsidiaries of Registrant. Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1996.

  23*        Consent  of  Goldstein  Golub  Kessler  LLP.

  31  (a)*   Certification  of  the  Chief  Executive Officer required by Rule
             13a-14(a)  or  Rule  15d-14(a)  and  18  U.S.C.  1350.

  31  (b)*   Certification  of  the  Chief  Financial Officer required by Rule
             13a-14(a)  or  Rule  15d-14(a)  and  18  U.S.C.  1350.

  32  (a)*   Certification  of  the  Chief  Executive Officer required by Rule
             13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.

  32  (b)*   Certification  of  the  Chief  Financial Officer required by Rule
             13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.
_______________________
-----------------------
     *  Filed  herewith.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

          Incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Shareholders.

ORBIT  INTERNATIONAL  CORP.
 AND  SUBSIDIARIES

CONSOLIDATED  FINANCIAL  STATEMENTS

DECEMBER  31,  2004

                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------



REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM          F-1


CONSOLIDATED  FINANCIAL  STATEMENTS:

  Balance  Sheet  as  of  December  31,  2004  and  2003               F-2
  Statement  of  Operations  for  the  Years  Ended
    December 31, 2004 and 2003                                         F-3
   Statement  of  Stockholders' Equity for the Years Ended
    December 31, 2004 and 2003                                         F-4
   Statement  of  Cash  Flows  for  the  Years  Ended
    December 31, 2004 and 2003                                         F-5
   Notes  to  Consolidated  Financial  Statements                   F-6 - F-16

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.




GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

February  18,  2005


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEET

DECEMBER 31,. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2004          2003
                                                                         -----------   -----------
ASSETS

Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $ 1,112,000   $   797,000
  Investments in marketable securities. . . . . . . . . . . . . . . . .      158,000        55,000
  Accounts receivable, less allowance for doubtful accounts of $145,000    2,472,000     2,615,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,265,000     7,077,000
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .      147,000       158,000
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . .      564,000       390,000
                                                                         -----------   ------------
  TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .   12,718,000    11,092,000

Property and Equipment, net . . . . . . . . . . . . . . . . . . . . . .      198,000       164,000

Excess of Cost over the Fair Value of Assets Acquired . . . . . . . . .      868,000       868,000

Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,058,000       869,000

Deferred Tax Asset. . . . . . . . . . . . . . . . . . . . . . . . . . .      200,000       200,000
                                                                        ------------   ------------
TOTAL ASSETS. . . . . . . . . . . .     . .   . . . . . . . . . . . . .  $15,042,000   $13,193,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term obligations. . . . . . . . . . . . . . .  $    13,000   $   149,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      712,000       759,000
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .      976,000     1,094,000
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .       85,000        85,000
                                                                         -----------   ------------
  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . .    1,786,000     2,087,000
Deferred Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      598,000       684,000
Long-term Obligations, less current portion . . . . . . . . . . . . . .       20,000        30,000
  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .    2,404,000     2,801,000

Stockholders' Equity:
  Common stock - authorized 10,000,000 shares-
    $.10 par value; issued and outstanding-3,057,000 shares . . . . . .      307,000       403,000
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .   16,657,000    24,583,000
  Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . .   (1,516,000)            -
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . .       (3,000)            -
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .   (2,807,000)   (4,744,000)
                                                                          -----------  ------------
                                                                          12,638,000    20,242,000
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . .            -    (9,850,000)
                                                                          -----------  ------------
STOCKHOLDERS' EQUITY. . . . . . . . . . .   . . . . . . . . . . . . . .   12,638,000    10,392,000
                                                                          -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . .   . . . . . . . . . .  $15,042,000   $13,193,000

See Notes to Consolidated Financial STatements


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


CONSOLIDATED  STATEMENT  OF  OPERATIONS

YEAR ENDED DECEMBER 31,. . . . . . . . . . .         2004          2003
                                              -----------  ------------

Net sales. . . . . . . . . . . . . . . . . .  $18,012,000   $17,139,000

Cost of sales. . . . . . . . . . . . . . . .   10,258,000     9,673,000
                                              -----------  -------------
Gross profit . . . . . . . . . . . . . . . .    7,754,000     7,466,000

Selling, general and administrative expenses    6,019,000     6,039,000

Interest expense . . . . . . . . . . . . . .        2,000         9,000

Investment and other income, net . . . . . .     (104,000)     (110,000)
                                               ----------- -------------
Total expenses . . . . . . . . . . . . . . .    5,917,000     5,938,000

Income before income tax benefit . . . . . .    1,837,000     1,528,000

Income tax benefit . . . . . . . . . . . . .     (100,000)     (100,000)
                                              ------------  ------------
Net income . . . . . . . . . . . . . . . . .  $ 1,937,000   $ 1,628,000
                                              ===========   ============

Net income per common share:
  Net income:
    Basic. . . . . . . . . . . . . . . . . .  $       .70   $       .60
                                              ===========   ===========
    Diluted. . . . . . . . . . . . . . . . .  $       .62   $       .55
                                              ===========   ============


See Notes to Consolidated Financial Statements


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

                                  COMMON STOCK
                                10,000,000 SHARES. . . . . . . .                                                ACCUMULATED
                                   AUTHORIZED . . .ADDITIONAL                                                     OTHER
                               SHARES. . . .        PAID-IN    ACCUMULATED    TREASURY STOCK         UNEARNED  COMPREHENSIVE  TOTAL
                               ISSUED.   AMOUNT     CAPITAL     DEFICIT      SHARES     AMOUNT     COMPENSATION    LOSS
                              --------  -------   ----------- -----------  ---------- -----------  -----------  -------- ----------
Balance at January 1, 2003   3,908,000  $391,000  $24,090,000 $(6,372,000) (1,268,000) $(9,850,000)     -         -     $8,259,000

Exercise of options. . . . ..  116,000    12,000      144,000       -           -            -          -         -        156,000

Issuance of warrants . . . ..     -         -         209,000       -           -            -          -         -        209,000

Tax benefit of stock
 option exercise                  -         -         140,000       -           -            -          -         -        140,000

Net income . . . . . . . . ..     -         -            -      1,628,000       -            -          -         -      1,628,000
                            ----------  -------- ---------- -----------  ----------    -----------  -------   -------- -----------
Balance at December 31, 2003 4,024,000   403,000   24,583,000  (4,744,000) (1,268,000) (9,850,000)      -         -     10,392,000

Exercise of options and
 warrants                       66,000     7,000       77,000       -           -           -          -          -         84,000

Issuance of warrants .  . ..      -        -           94,000       -           -           -          -          -         94,000

Issuance of restricted stock   235,000    24,000    1,552,000       -           -           -    (1,516,000)      -         60,000

Retirement of treasury
 stock                      (1,268,000) (127,000)  (9,723,000)      -       1,268,000   9,850,000      -          -           -

Tax benefit of stock option
 exercise                         -         -          74,000       -           -           -          -          -         74,000

Other comprehensive loss . . ..   -         -            -          -           -           -          -       (3,000)      (3,000)

Net income . . . . . . . . . .    -         -            -      1,937,000       -           -          -          -      1,937,000
                              ---------   -------- ----------  -----------  ---------  --------- -----------  --------   ---------
Balance at December 31, 2004 3,057,000  $307,000  $16,657,000 $(2,807,000)      -           -    $(1,516,000) $(3,000) $12,638,000
                             =========  ========  =========== ============ ==========  ========= ===========  ======== ===========

See Notes to Consolidated Financial


                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                  See Notes to Consolidated Financial Statements



CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

YEAR ENDED DECEMBER 31, . . . . . . . . . . . . . . . . . . .         2004          2003
-----------------------                                        -----------   ------------

Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,937,000   $ 1,628,000
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .       69,000        77,000
    Bond premium amortization . . . . . . . . . . . . . . . .        2,000             -
    Bad debt. . . . . . . . . . . . . . . . . . . . . . . . .        2,000        37,000
    Restricted stock awards . . . . . . . . . . . . . . . . .       59,000             -
    Expense due to issuance of warrants . . . . . . . . . . .       94,000       209,000
    Deferred income . . . . . . . . . . . . . . . . . . . . .      (86,000)      (85,000)
    Deferred tax benefit. . . . . . . . . . . . . . . . . . .     (174,000)     (240,000)
    Tax benefit of options exercised. . . . . . . . . . . . .       74,000       140,000
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable. . . . . . .      141,000    (1,297,000)
      (Increase) decrease in inventories. . . . . . . . . . .   (1,188,000)       32,000
      Decrease (increase) in other current assets . . . . . .       11,000        (4,000)
      Increase in other assets. . . . . . . . . . . . . . . .     (189,000)      (16,000)
      Decrease in customer advances . . . . . . . . . . . . .            -       (47,000)
      Decrease in accounts payable. . . . . . . . . . . . . .      (47,000)     (289,000)
      Decrease in accrued expenses. . . . . . . . . . . . . .     (118,000)     (490,000)
                                                                -----------   -----------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . .       587,000      (345,000)

Cash flows from investing activities:
    Purchase of marketable securities . . . . . . . . . . . .     (108,000)      (52,000)
    Purchase of property and equipment. . . . . . . . . . . .     (103,000)      (23,000)
                                                                 ----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . .     (211,000)      (75,000)

Cash flows from financing activities:
  Restricted stock grant. . . . . . . . . . . . . . . . . . .        1,000             -
  Repayments of long-term debt. . . . . . . . . . . . . . . .     (146,000)     (961,000)
  Proceeds from exercise of options . . . . . . . . . . . . .       84,000       156,000
                                                                 ---------    ----------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . .       (61,000)     (805,000)

Net increase (decrease) in cash and cash equivalents. . . . .      315,000    (1,225,000)

Cash and cash equivalents at beginning of year. . . . . . . .      797,000     2,022,000
                                                                 ---------    -----------
Cash and cash equivalents at end of year. . . . . . . . . . .  $ 1,112,000   $   797,000
                                                                ==========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                         $    2,000    $     9,000


See Notes to Consolidated Financial Statements

1.  ORGANIZATION  AND  BUSINESS:

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

During 2003, the board of directors approved a twenty-five percent (25%) stock dividend. The stock dividend has been accounted for as a 5 for 4 stock split.

For comparability, certain 2003 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2004.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Inventories are priced at the lower of cost (specific and average) or market.

Property and equipment is recorded at cost. Depreciation and amortization of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 5 to 8 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the estimated useful life of the improvement, whichever is less.

The Company's investment in available-for-sale securities is stated at fair value, based on quoted market prices, with the unrealized gains and losses, net of income tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sales securities are included in investment income. The cost of securities sold is based on the specific-identification method. Interest and dividends on such securities are included in investment income.

Substantially all of the Company's revenue is recognized from the sale of tangible products. The Company records sales upon delivery of the units under its manufacturing contracts.

The Company's freight and delivery costs were $66,000 and $39,000 for the years ended December 31, 2004 and 2003, respectively. These costs are included in selling, general and administrative expenses.

When impairment indicators are present, the Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses.

The  Company  adopted  Statement of Financial Accounting Standards ("SFAS")
No. 142, Goodwill and Other Intangible Assets which requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2004, that there was no impairment to goodwill.

The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes and Binomial model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table at the end of this footnote reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the year ended December 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $74,000 in 2004 and $140,000 for 2003. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Binomial and Black-Scholes option pricing models with the following weighted-average assumptions for the years ended December 31, 2004 and 2003: risk-free interest rates of 3.81% to 4.58% and 2.3% to 3.58% respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 116% and 131%, respectively; and a weighted-average expected life of the options of 9.0 years.

     Except for the aforementioned SFAS No. 123R, management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:



December 31, . . . . . . . . . . . . .        2004        2003
-----------                             -----------  ----------

Net income - as reported . . . . . . .  $1,937,000  $1,628,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair-value-based method for all
 awards, net of related tax effect . .     936,000     256,000
                                        ----------  ----------
Net income - pro forma . . . . . . . .  $1,001,000  $1,372,000
                                        ==========  ==========

Basic income per share - as reported .  $      .70  $      .60
                                        ==========  ==========

Basic income per share - pro forma . .  $      .36  $      .51
                                        ==========  ==========

Diluted income per share - as reported  $      .62  $      .55
                                        ==========  ==========



The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different from the stated value at December 31, 2004 and 2003.



Research and development costs are expensed when incurred. The Company expensed approximately $967,000 and $987,000 for research and development during the years ended December 31, 2004 and 2003, respectively. Such expenses are included in selling, general and administrative expenses.




3.  INVENTORIES:
Inventories  consist  of  the  following:

December 31, . .                                2004           2003
------------                                 --------     ----------
Raw materials. .                           $4,303,000     $3,433,000
Work-in-progress                            3,478,000      3,202,000
Finished goods .                              484,000        442,000
                                           ----------     ----------
                                           $8,265,000     $7,077,000
                                           ==========    ===========



4.  PROPERTY  AND  EQUIPMENT:

Property  and  equipment  consists  of:

December 31,. . . . . . . . . . . . . . .        2004           2003
-------------                          --------------     ----------

Leasehold improvements. . . . .     . . .  $   22,000    $    4,000
Machinery and equipment . . . . . . . . .   1,223,000     1,194,000
Furniture and fixtures. . . . . . . . . .     688,000       632,000
                                       --------------    ----------
                                            1,933,000     1,830,000
Accumulated depreciation and amortization   1,735,000     1,666,000
                                       --------------   -----------
                                           $  198,000    $  164,000
                                       ==============   ===========


5.  DEBT:

     In February 2004, the Company renewed its $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment, as defined in the agreement. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.75% plus the one-month LIBOR rate (2.40% and 1.12% at December 31, 2004 and 2003, respectively). No amounts have been borrowed under the credit facility.

In February 2005, the Company was approved for a new $2,500,000 credit facility with its commercial lender. The new facility will bear interest equal to the sum of 2.00% plus the one-month LIBOR.

The  Company's  long-term  debt  obligations  are  as  follows:


December  31,                             2004               2003
-------------                            ------             ------
Promissory  note  payable  to  the
sellers  of  a discontinued apparel
division through  February  2005        $  3,000         $  132,000

Note due to the estate of the former
principal officer, interest at prime
(4.00% at  December  31,  2003),
payable  in  monthly  installments           -                6,000

Capitalized  lease  obligation
collateralized by certain machinery,
interest at 8.6%, payable in monthly
installments of $870 through 2007         30,000             41,000
                                       ---------           --------
                                          33,000            179,000
Less  current  portion                    13,000            149,000
                                       ---------            -------
                                       $  20,000          $  30,000

     Principal  payments  due  on  the  Company's long-term debt are as follows:

     Year  ending  December  31,
     2005            $13,000
     2006             10,000
     2007             10,000
                     -------
                     $33,000


6.  STOCK-BASED  COMPENSATION  PLANS:

The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees stock options and restricted stock awards to acquire up to 1,312,500 common shares. Additionally, the plans authorize the granting to nonemployee directors of the Company options to acquire up to 100,000 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant. All options and restricted stock grants are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant.

 The  following  table  summarizes  activity  in  stock  options:


December  31,                                     2004                    2003
-------------                                  -------                   ------

                                               Weighted-               Weighted-
                                                average                 average
                                                Exercise               Exercise
                                      Options    Price       Options     Price
                                    ---------   -------     -------   --------
Outstanding  at  beginning
 of  year                             872,000    $2.02      865,000     $2.32

Granted                                83,000    $7.44      145,000     $5.50

Forfeited                                -         -        (22,000)    $2.41

Exercised                             (29,000)   $2.83     (116,000)    $1.37
                                     ---------  -----     ---------    ------
Outstanding  at  end  of  year        926,000    $3.38      872,000     $2.02
                                      =======               =======

Exercisable  at  end  of  year        906,000               695,000
                                      =======               =======

Weighted-average  fair
 value  of  options  granted
 during  the  year                              $7.07                  $4.52
                                               ======                  =====

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                       Options  Outstanding                Options  Exercisable
                       --------------------               ---------------------
                                Weighted-
                                 average   Weighted-              Weighted-
                                Remaining  average                 average
   Range  of         Number   Contractual  Exercise   Number      Exercise
Exercise  Prices   Outstanding    Life     Price     Exercisable    Price
---------------   -----------   -------  --------  -------------  -------
$  .75  - $1.34     143,000       6.00     $1.32     143,000       $1.32
$1.58  -  $2.02      83,000       2.00     $1.87      83,000       $1.87
$2.40  -  $2.90     129,000       5.00     $2.40     129,000       $2.40
$3.00  -  $4.00     318,000       1.00     $3.01     318,000       $3.01
$4.06  -  $8.03     253,000       8.00     $6.00     233,000       $5.89
---------------   ---------     ------    ------    -------       ------
$ .75  -  $7.20     926,000       4.00     $3.38     906,000       $3.30
===============    ========      =====     =====    ========       =====

At December 31, 2004, 84,000 shares of common stock were reserved for future issuance of stock options.

During 2004, 235,000 shares of restricted stock were awarded to senior management under the 2003 Employee Stock Incentive Plan. The unearned portion of this grant is treated as a component of stockholders equity. The vesting period for 10,000 and 225,000 of these shares is three and ten years, respectively. The amount of compensation expense related to restricted stock awards in 2004 was $59,000.

In June 2003, the Company issued 62,500 warrants to its investment banker at an exercise price of $4.83 per share. At December 31, 2004, all of these warrants were converted into 37,000 shares of common stock pursuant to a cashless conversion.

7.  EMPLOYEE  BENEFIT PLAN:

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

The Company contributed approximately $163,000 and $154,000 to the plan during the years ended December 31, 2004 and 2003, respectively.



8.  INCOME  TAXES:

For the years ended December 31, 2004 and 2003 , the Company utilized net operating loss carryovers and, accordingly, recorded no provision for income taxes.

At December 31, 2004 and 2003, the Company has an alternative minimum tax credit of approximately $564,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $24,000,000 and $8,700,000, respectively, at December 31, 2004. The net operating loss carryforwards expire through 2020.

During the year ended December 31, 2004, the Company's deferred tax asset increased principally due to an income benefit relating to the exercise of stock options during the year and a reduction to its valuation allowance due to the projected increase in profitability of the Company, therefore allowing the Company to utilize more of its net operating loss carryforwards.

The components of the net income tax benefit for the years ended December 31, 2004 and 2003, consist of:

Deferred:
  Federal            $  90,000
  State                 10,000
                     ---------
Total  deferred       $100,000

The reconciliation of income tax computed at the U.S. federal and state statutory tax rates to income tax expense is as follows:

December  31,                                            2004         2003
                                                      -------     ---------
Tax  at  U.S.  statutory  rates                         34.0%         34.0%
State  taxes                                             6.0           6.0
Exercise  of  stock  options                            (1.0)         (9.0)
Utilization  of  net  operating  loss  carryforward    (19.0)        (22.0)
Reduction  in  valuation  allowance                    (25.0)        (16.0)
                                                       -----      ---------
                                                        (5.0)%        (7.0)%
                                                      =======      ========
The  deferred  tax  asset  is  comprised  of  the  following:


December  31,                                               2004          2003
                                                        --------        ------

Alternative minimum tax credit carryforward             $ 564,000   $  564,000

Net  operating  loss  and  capital  loss  carryforwards
 (including  pre-acquisition  net  operating  loss
 carryforwards)                                         8,370,000    8,740,000

Temporary  differences  in  bases  of  assets  and
 liabilities:
  Accounts  receivable  and  inventory                    371,000      336,000
  Goodwill                                                336,000      537,000
  Deferred  revenue                                       250,000      281,000
  Accrued  expenses                                        62,000      142,000
  Property  and  equipment                                (24,000)    (31,000)
                                                          -------    ---------
                                                          995,000    1,265,000
Total  deferred  tax  asset                             9,929,000   10,569,000
Valuation  allowances                                  (9,165,000)  (9,979,000)
                                                    -------------   -----------
Net  deferred  tax  asset                           $     764,000   $  590,000
                                                    =============  ============
9.  SIGNIFICANT  CUSTOMERS  AND CONCENTRATIONS OF CREDIT RISK:

     Sales to significant customers accounted for approximately 56% (25%, 20% and 11%) and 74% (26%, 20%, 14% and 14%) of the Company's consolidated net sales for the years ended December 31, 2004 and 2003, respectively.

     Significant customers of the Company's Electronics Segment accounted for approximately 86% (41%, 18%, 16% and 11%) and 90% (24%, 24%, 21% and 21%) of the
Electronics Segment's net sales for the years ended December 31, 2004 and 2003, respectively.

     One significant customer of the Company's Power Units Segment accounted for approximately 23% of the Power Units Segment's net sales for the year ended December 31, 2004. Significant customers of the Company's Power Units Segment accounted for approximately 46% (28% and 18%) of the Power Units Segment's net sales for the year ended December 31, 2003.

     Certain significant customers of the Company sell the Company's products to the U.S. government. Accordingly, a substantial portion of the net sales is subject to audit by agencies of the U.S. government. In the opinion of management, adjustments to such net sales, if any, will not have a material effect on the Company's consolidated financial position or results of operations.

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

10.  LEASING  ARRANGEMENTS:

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

Future minimum lease payments as of December 31, 2004 under operating and capital lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year  ending  December  31,
                                            2005     $   472,000
                                            2006         463,000
                                            2007         474,000
                                            2008         438,000
                                            2009         436,000
                                        Thereafter     1,510,000
                                                      ----------
Total  future  minimum  lease  payments               $3,793,000
                                                      ==========

Rent expense for operating leases was approximately $409,000 and $378,000 for the years ended December 31, 2004 and 2003, respectively.


11.  COMMITMENTS   AND  CONTINGENCIES:

The  Company  has  employment
agreements with its three executive officers which may be terminated by the Company with not less than three years' prior notice and with two other principal officers, for aggregate annual compensation of $1,305,000. In the event of a change in control of the Company, the executive officers have the right to elect a lump-sum payment representing future compensation due them over the remaining years of their agreements. In addition, the five officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $182,000 and $185,000 for the years ended December 31, 2004 and 2003, respectively.

12.   BUSINESS  SEGMENTS:

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

The following is the Company's business segment information as of and for the years ended December 31, 2004 and 2003:

Year  ended  December  31,                      2004            2003
                                               -----            ----

Net  sales:

Electronics:
  Domestic                                $  9,806,000     $  9,701,000
  Foreign                                       73,000           16,000
                                         ------------      ------------
Total  Electronics                           9,879,000        9,717,000
                                         ==============    ============

Power  Units:
  Domestic                                   7,470,000        6,786,000
  Foreign                                      663,000          636,000
                                         ------------      ------------
Total  Power  Units                          8,133,000        7,422,000
                                         ============     =============

Total  net  sales                          $18,012,000      $17,139,000
                                         =============    =============

December  31,                                     2004             2003
                                                 -----          -------

Income  (expenses)  from  operations:
  Electronics                              $  2,166,000     $  2,052,000
  Power  Units                                  665,000          546,000
  General  corporate  expenses  not
    allocated                                (1,027,000)     (1,094,000)
  Depreciation  and  amortization               (69,000)        (77,000)
  Interest  expense                              (2,000)         (9,000)
  Investment  and  other  income,  net          104,000         110,000
                                          ------------       -----------
  Income  from  operations
   before  income  taxes                   $  1,837,000     $ 1,528,000
                                          =============     ===========

Assets:
  Electronics                              $  5,386,000    $  5,511,000
  Power  Units                                5,696,000       4,503,000
General  corporate  assets  not  allocated    3,960,000       3,179,000
                                          -------------     -----------
       TOTAL  ASSETS                        $15,042,000     $13,193,000
                                          ============      ============
13.  INCOME  PER  COMMON  SHARE:

The following table sets forth the computation of basic and diluted income per common share:

Year  ended  December  31,                              2004           2003
                                                     -------          ------
Denominator:
  Denominator  for  basic  income  per
   share  -  weighted-average  common  shares      2,782,000       2,716,000

Effect  of  dilutive  securities:
  Unearned  portion  of  restricted  stock  awards    14,000            -
  Employee  and  director  stock  options            311,000        251,000
  Warrants                                            12,000          3,000
                                                   ---------      ---------
Dilutive  potential  common  shares                  337,000        254,000

Denominator  for  diluted  income
 per  share  -  weighted-average  common
 shares  and  assumed  conversions                 3,119,000      2,970,000
                                                  ==========     ==========

The numerator for basic and diluted income per share for the years ended December 31, 2004 and 2003 is the net income for each year.
Stock options and a certain unvested portion of a restricted stock award totaling 8,750 and 128,332 shares, were outstanding during the years ended December 31, 2004 and 2003, respectively, but were not included in the computation of earnings per share. The inclusion of these instruments would have been antidilutive due to the options' exercise prices and grant date market price of the restricted stock being greater than the average market price of the Company's common shares during the respective periods.

14.   ACQUISISTION
On December 13, 2004, the Company entered into a Stock Purchase Agreement ("SPA") to acquire all of the issued and outstanding capital stock of Tulip Development Laboratory, Inc. ("Tulip") and its affiliated manufacturing company, TDL Manufacturing, Inc.("TDLM").

The SPA provides for an aggregate purchase price of $8,500,000 consisting of $5,000,000 in cash, a $2,000,000 promissory note to the selling shareholders and $1,500,000 in value of shares of the Company's stock based on the 20 day average market price preceding the closing date. The transaction is expected to be completed in April 2005.

Tulip is a designer and engineering provider of computer peripheral products including custom integrated solutions for keyboards, illuminated data entry devices and displays. TDLM provides prime defense contractors and commercial customers with high volume production to support membrane control panel, military vetronic and avionic display program requirements. The Company plans to keep the Tulip and TDLM operations in Quakertown, Pennsylvania and they will become part of the Company's Electronics Segment along with the Orbit Instrument Division.

The  Company  has  been  approved  for  a  five  year
$5,000,000 term loan, with its commercial lender, in connection with the acquisition.

------
                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  31,  2005                    By:  /s/  Dennis  Sunshine
                                                 ---------------------
                                            Dennis  Sunshine,  President
                                            and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                              DATE
---------                 -----                              ----

/s/ Dennis Sunshine     President, Chief Executive
--------------------    Officer and Director
Dennis  Sunshine        (Principal  Executive  Officer)  March  31,  2005

/s/ Mitchell Binder     Vice President-Finance,
--------------------    Chief Financial Officer,
Mitchell Binder         and Director
                        (Principal  Financial  Officer)  March  31,  2005

/s/  Bruce  Reissman
---------------------
Bruce Reissman          Executive Vice President,
                        Chief Operating Officer and
                        Director                         March  31,  2005

/s/  Arthur  Rhein
-------------------
Arthur  Rhein           Director                         March  31,  2005

/s/  Bernard  Karcinell
------------------------
Bernard  Karcinell      Director                         March  31,  2005


 /s/  Denis  Feldman
--------------------
Denis  Feldman          Director                         March  31,  2005

 /s/  Lee  Feinberg
-------------------
Lee  Feinberg           Director                         March  31,  2005