Form 10QSB
period 2005-03-31
ORBIT INTERNATIONAL CORP
filed 2005-05-16
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  one)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                  For the Quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of May 10, 2005 was 3,392,235.
                             ---------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No  X
                                                                            ---


INDEX

                                                                            Page No.
                                                                            --------

Report of Independent Registered Public Accounting Firm. . .                       3

Part I.. .  Financial Information:

  Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheet -
  March 31, 2005(unaudited) and December 31, 2004. . . . . .                     4-5

  Condensed Consolidated Statement of Operations
  (unaudited) Three Months Ended
    March 31, 2005 and 2004. . . . . . . . . . . . . . . . .                       6

  Condensed Consolidated Statement of Cash Flows
  (unaudited) Three Months Ended March 31, 2005 and 2004 . .                       7

  Notes to Condensed Consolidated Financial Statements . . .                    8-12

  Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . .                   13-18

  Item 3 - Controls and Procedures . . . . . . . . . . . . .                      19

Part II. . .  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . .                      20

  Signatures . . . . . . . . . . . . . . . . . . . . . . . .                      21

  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .                   22-27


REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM





To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above in order for them to be in conformity with accounting principles.

We have previously audited, in accordance with the standards of the Public Company Oversight Board, the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



April  29,  2005




PART  I  -  FINANCIAL  INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                            March 31,    December 31,
                                                   2005           2004
                                            -----------  -------------
                                            (unaudited)
ASSETS
------

Current assets:

  Cash and cash equivalents. . . . . . . .  $ 2,096,000  $   1,112,000
  Investments in marketable securities . .      159,000        158,000
  Accounts receivable (less allowance for
   doubtful accounts). . . . . . . . . . .    3,215,000      2,472,000
  Inventories. . . . . . . . . . . . . . .    8,042,000      8,265,000
  Other current assets . . . . . . . . . .      128,000        147,000
  Deferred tax asset . . . . . . . . . . .      564,000        564,000
                                            -----------  -------------

  Total current assets . . . . . . . . . .   14,204,000     12,718,000

  Property and equipment, net. . . . . . .      214,000        198,000

  Excess of costs over the fair value
   of assets acquired. . . . . . . . . . .      868,000        868,000

  Other assets . . . . . . . . . . . . . .    1,147,000      1,058,000

  Deferred tax asset . . . . . . . . . . .      211,000        200,000
                                            -----------  -------------


  TOTAL ASSETS . . . . . . . . . . . . . .  $16,644,000  $  15,042,000
                                            ===========  =============











See  accompanying  notes.





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)



                                               March 31,     December 31,
                                                    2005            2004
                                             ------------  --------------
                                             (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------

Current liabilities:

  Current portion of long-term obligations.  $    10,000   $      13,000
  Accounts payable. . . . . . . . . . . . .    1,107,000         712,000
  Accrued expenses. . . . . . . . . . . . .      860,000         976,000
  Deferred income . . . . . . . . . . . . .       85,000          85,000
  Customer advances . . . . . . . . . . . .      653,000               -
                                             ------------  --------------

  Total current liabilities . . . . . . . .    2,715,000       1,786,000

  Deferred income . . . . . . . . . . . . .      577,000         598,000

  Long-term obligations,
   less current portion . . . . . . . . . .       17,000          20,000
                                             ------------  --------------

  Total liabilities . . . . . . . . . . . .    3,309,000       2,404,000
                                             ------------  --------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value . . . . . .      307,000         307,000
  Additional paid-in capital. . . . . . . .   16,682,000      16,657,000
  Unearned compensation . . . . . . . . . .   (1,472,000)     (1,516,000)
  Accumulated other comprehensive loss. . .       (4,000)         (3,000)
  Accumulated deficit . . . . . . . . . . .   (2,178,000)     (2,807,000)
                                             ------------  --------------

  Total stockholders' equity. . . . . . . .   13,335,000      12,638,000
                                             ------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  $16,644,000   $  15,042,000
                                             ============  ==============







See  accompanying  notes.






                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                       Three Months Ended
                                            March 31,
                                        2005           2004
                         --------------------  -------------


Net sales . . . . . . .  $         5,403,000   $  4,498,000

Cost of sales . . . . .            3,037,000      2,493,000
                         --------------------  -------------

Gross profit. . . . . .            2,366,000      2,005,000
                         --------------------  -------------

Selling, general and
 administrative
  expenses. . . . . . .            1,769,000      1,539,000
Interest expense. . . .                1,000          1,000
Investment and
 other income, net. . .            (  33,000)   (    24,000)
                         --------------------  -------------

Income before provision
 for income taxes . . .              629,000        489,000

Provision for income
 Taxes. . . . . . . . .                    -              -
                         --------------------  -------------

NET INCOME. . . . . . .  $           629,000   $    489,000
                         ====================  =============

Net income per
common share:

Net income
  Basic . . . . . . . .  $               .22   $        .18
  Diluted . . . . . . .  $               .20   $        .16










See  accompanying  notes.








                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                              2005        2004
                                               --------------------  ----------

Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .  $           629,000   $ 489,000
  Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization . . . . . . .               18,000      20,000
  Deferred income.. . . . . . . . . . . . . .              (21,000)    (22,000)
  Expense due to stock grant. . . . . . . . .               44,000       2,000
  Expense due to issuance of warrants . . . .                    -      39,000
  Deferred tax benefit. . . . . . . . . . . .              (11,000)    (20,000)
  Tax benefit of options exercised. . . . . .               11,000      20,000
Changes in operating assets and liabilities:
  Accounts receivable . . . . . . . . . . . .             (743,000)   (721,000)
  Inventories . . . . . . . . . . . . . . . .              223,000    (154,000)
  Other current assets. . . . . . . . . . . .               19,000     (54,000)
  Other assets. . . . . . . . . . . . . . . .              (89,000)     10,000
  Accounts payable. . . . . . . . . . . . . .              395,000     398,000
  Accrued expenses. . . . . . . . . . . . . .             (116,000)      9,000
  Customer advances . . . . . . . . . . . . .              653,000      50,000
                                               --------------------  ----------

Net cash provided by operating activities . .            1,012,000      66,000
                                               --------------------  ----------

Cash flows from investing activities:
  Purchases of property and equipment . . . .              (34,000)    (13,000)
  Purchase of marketable securities . . . . .               (2,000)          -
                                               --------------------  ----------

Net cash used in investing activities . . . .              (36,000)    (13,000)

Cash flows from financing activities:

  Repayments of long-term debt. . . . . . . .               (6,000)    (42,000)
  Proceeds from issuance of stock grant . . .                    -       1,000
  Proceeds from exercise of stock options . .               14,000      34,000
                                               --------------------  ----------

Net cash provided by (used in)
   financing activities . . . . . . . . . . .                8,000      (7,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS . .              984,000      46,000

Cash and cash equivalents - January 1 . . . .            1,112,000     797,000
                                               --------------------  ----------

CASH AND CASH EQUIVALENTS - March 31. . . . .  $         2,096,000   $ 843,000
                                               ====================  ==========

Supplemental cash flow information:

  Cash paid for interest. . . . . . . . . . .  $             1,000   $   1,000



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

     The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2005.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2004  contained  in  the  Company's  Form  10-KSB.

     The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards("SFAS") No. 123, Accounting for Stock-Based Compensation.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes and Binomial model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table at the end of this footnote reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the quarters ended March 31, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $11,000 in 2005 and $20,000 for 2004. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123R, the Company's net income and income per common share would have been as follows:

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)





                                                  Three Months Ended
                                                        March 31,
                                                       2005      2004
                                        -------------------  --------

Net Income - as reported . . . . . . .  $           629,000  $489,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards,net of related tax effects . .               17,000   154,000
                                        -------------------  --------

Net Income - pro forma . . . . . . . .  $           612,000  $335,000
                                        ===================  ========

Basic income per share - as reported .  $              0.22  $   0.18
                                        ===================  ========

Basic income per share - pro forma . .  $              0.22  $   0.12
                                        ===================  ========

Diluted income per share - as reported  $              0.20  $   0.16
                                        ===================  ========

Diluted income per share - pro forma .  $              0.19  $   0.11
                                        ===================  ========




(NOTE  2)  -  Financing  Arrangements:
 -------      -----------------------

     In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.00% plus the one-month London Inter-bank offer rate (LIBOR) (2.87% at March 31, 2005). No amounts have been borrowed under the credit facility.

In April 2005, the Company entered into a new five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip (Note 9). The Term Loan will have monthly principal payments of approximately $60,000 and bear interest equal to the sum of 2.25% plus the one-month LIBOR.

(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:





(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)






                                            Three Months Ended
                                                   March 31,
                                                2005       2004
                                  ------------------  ---------
Denominator:
  Denominator for basic
  income per share -
  weighted-average common
  shares . . . . . . . . . . . .           2,803,000  2,766,000
Effect of dilutive securities:
  Employee and directors
  stock options. . . . . . . . .             353,000    310,000
  Unearned portion of restricted
  stock awards . . . . . . . . .              37,000      9,000
  Warrants . . . . . . . . . . . .                 -     24,000
                                  ------------------  ---------

  Denominator for diluted
  income per share -
  weighted-average common
  shares and assumed
  conversion . . . . . . . . . .           3,193,000  3,109,000
                                  ==================  =========


     The numerator for basic and diluted income per share for three month periods ended March 31, 2005 and 2004 is net income.

All outstanding options to purchase shares of common stock were included in the computation of diluted income per share for the three months ended March 31, 2005. Options to purchase 2,915 shares of common stock were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted income per share. The inclusion of these options would have been antidilitive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods. The exercise price of these options is $8.03.

In April 2005, approximately 165,000 shares were issued in connection with the acquisition of Tulip Development Laboratory, Inc.("TDL") and its affiliated manufacturing company, TDL Manufacturing, Inc.("TDLM"), (collectively, "Tulip"). These shares were not included in the computation of income per share for the three months ended March 31, 2005.

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE  5)  -  Inventories:
--------      -----------

     Inventories  are  comprised  of  the  following:



                 March 31,   December 31,
                       2005           2004
                 ----------  -------------

Raw Materials .  $4,182,000  $   4,303,000
Work-in-process   3,378,000      3,478,000
Finished goods.     482,000        484,000
                 ----------  -------------
  TOTAL . . . .  $8,042,000  $   8,265,000
                 ==========  =============




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

     The following is the Company's business segment information for the three month periods ended March 31, 2005 and 2004:




                              Three Months Ended
                                  March 31,
                                 2005         2004
                            ---------   ----------

Net sales:
  Electronics
  Domestic. . . . . . .  $   2,292,000   $2,388,000
  Foreign . . . . . . .  $      46,000       44,000
                         -------------   ----------
  Total Electronics . .  $   2,338,000    2,432,000

  Power Units
    Domestic. . . .          2,976,000    1,917,000
    Foreign . . . . . .         89,000      149,000
                         ------------     ---------
  Total Power Units . .      3,065,000    2,066,000
                         -------------   ----------

  Total . . . . . . . .      5,403,000   $4,498,000
                         =============   ===========

Income from operations:
  Electronics . . . . .  $     276,000     $604,000
  Power Units . . . .       .  772,000      169,000
General corporate
  expenses not
  allocated . . . . . .     (  451,000)    (307,000)
Interest expense. .        . .  (1,000)      (1,000)
Investment and other
  income. . . . . . . .         33,000       24,000
                         -------------   -----------
Income before
  income taxes. . . . .  $     629,000      $489,000
                         =============   ===========



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  7)  -  Goodwill  and  Other  Intangible  Assets:
---------     -----------------------------------------

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2005, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.


(NOTE  8)  -  Income  Taxes
---------     -------------

     There was no provision for income taxes during the three months ended March 31, 2005 and 2004, respectively, due to the utilization of federal and state net operating loss carryforwards.

(NOTE  9)  -  Subsequent Acquisition
---------     ---------------------

     On April 4, 2005, the Company acquired all of the issued and outstanding capital stock of Tulip and its affiliated manufacturing company, TDLM. The total transaction value was approximately $8.5 million consisting of $5.0 million in cash, a $2.0 million promissory note to the sellers and approximately 165,000 shares of Orbit stock valued at approximately $1.5 million. The $5.0 million of the purchase price in cash was funded by a term loan with the Company's commercial lender.

Tulip is a designer and engineering provider of computer peripheral products including custom integrated solutions for keyboards, illuminated data entry devices and displays. TDLM provides prime defense contractors and commercial customers with high volume production to support membrane control panel, military vetronic and avionic display program requirements. The Company plans to keep the Tulip and TDLM operations in Quakertown, Pennsylvania and they have become part of the Company's Electronics Segment along with the Orbit Instrument Division.

Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive  Overview
-------------------

     The Company achieved a significant increase in operating results for the three months ended March 31, 2005, as compared to the prior year. Revenues increased by 20% and despite slightly lower gross margins and higher selling, general and administrative expenses during the current period, the Company recorded a 29% increase in earnings for the three months ended March 31, 2005. Our backlog at March 31, 2005 was approximately $10,700,000 compared to $9,700,000 at March 31, 2004. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue for the remainder of 2005. Our success during the past few years has significantly strengthened our balance sheet evidenced by our 5.2 to 1 current ratio at March 31, 2005. In April 2005, our credit facility with our primary lender was increased to $2,500,000. This credit facility has not been used to date.


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

Deferred  tax  asset
--------------------

     At December 31, 2004, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $24,000,000 and $8,700,000, respectively, that expire through 2020. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization. These costs were reviewed for potential impairment in 2003 and 2004. During the first quarter of 2005, the Company again determined that there was no impairment to its goodwill and other intangible assets.


Material  Changes  in  Results  of  Operations
----------------------------------------------


Three  month  period  ended  March  31,  2005  v.  March  31,  2004
-------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Electronics Segment, consisting of its Orbit Instrument Division (and Tulip, commencing April 4, 2005), is engaged in the design, manufacture and sale of electronic components and subsystems. Its Power Units Segment consists of its Behlman subsidiary and is engaged in the design, manufacture and sale of custom and commercial power units.

     Consolidated net sales for the three month period ended March 31, 2005 increased by 20.1% to $5,403,000 from $4,498,000 for the three month period ended March 31, 2004, principally due to a 48.4% increase in sales recorded by the Power Units Segment and despite a 3.9% decrease in sales recorded by the Electronics Segment.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2005 decreased to 43.8% from 44.6% for the three month period ended March 31, 2004. This decrease resulted from a lower gross profit from the Company's Electronics Segment due principally to product mix and a decrease in the segment's sales that was partially offset by a higher gross profit realized by the Power Units Segment due principally to a significant increase in the segment's sales and to product mix.

     Selling, general and administrative expenses increased by 14.9% to $1,769,000 for the three month period ended March 31, 2005 from $1,539,000 for the three month period ended March 31, 2004 principally due to higher corporate administrative costs, particularly, $140,000 for compliance costs associated with the internal controls and procedures requirements of the Sarbanes-Oxley Act of 2002. However, selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2005 decreased to 32.7% from 34.2% for the three month period ended March 31, 2004 principally due to higher sales for the period and despite the increase in expenses.

     The Company recorded $1,000 of interest expense both for the three months ended March 31, 2005 and March 31, 2004.

     Investment and other income for the three-month period ended March 31, 2005 increased to $33,000 from $24,000 for the three-month period ended March 31, 2004 principally due to an increase in the amounts invested during the current period.

     Net income for the three month period ended March 31, 2005 increased to $629,000 from $489,000 for the three month period ended March 31, 2004 principally due to the increase in sales from the Company's Power Units Segment and to an increase in gross profit realized by the Power Units Segment due to an increase in sales and to product mix.

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $11,489,000 at March 31, 2005 compared to $10,932,000 at December 31, 2004. The ratio of current assets to current liabilities decreased to 5.2 to 1 at March 31, 2005 from 7.1 to 1 at December 31, 2004.

     Net cash provided by operations for the three month period ended March 31, 2005 was $1,012,000, primarily attributable to the net income for the period, a decrease in inventory and an increase in accounts payable and customer advances that was partially offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash provided by operations for the three month period ended March 31, 2004 was $66,000, primarily attributable to the net income for the period and an increase in accounts payable that was partially offset by an increase in accounts receivable and inventory.

     Cash flows used in investing activities for the three month period ended March 31, 2005 was $36,000, primarily attributable to the purchases of property and equipment. Cash flows used in investing activities for the three month period ended March 31, 2004 was $13,000, attributable to the purchases of property and equipment.

     Cash flows provided by financing activities for the three month period ended March 31, 2005 was $8,000, attributable to the proceeds from stock option exercises that was partially offset by the repayment of long term debt. Cash flows used in financing activities for the three month period ended March 31, 2004 was $7,000, attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises.

     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. The new credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans under the old facility bore interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer Rate (LIBOR) (2.87% at March 31,
2005). Loans under the new facility will bear interest equal to the sum of 2.00% plus the one-month LIBOR and the Term Loan will bear interest equal to the sum of 2.25% plus the one-month LIBOR. Monthly principal payments (approximately $60,000 per month) under the Term Loan will commence in June 2005.

     The Company's contractual obligations and commitments are summarized as follows(exclusive of the Tulip acquisition completed in April 2005):



                                 Less  than      1-3       4-5         After  5
Obligation              Total      1  Year      Years     Years          Years
----------              -----      -------      -----     -----          -----

Capital  lease
   Obligations         $27,000      10,000       17,000      0            0

Operating  leases    3,647,000     460,000    1,351,000   918,000    918,000
                     ---------     -------    ---------  --------    -------

Total  contractual
    Obligations     $3,674,000    $470,000   $1,368,000  $918,000   $918,000

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

In April 2005, the Company acquired Tulip and its operations became part of the Company's Electronics Segment. The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001, have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company has realized a significant increase to the backlog of its Power Units Segment and shipments from this Segment contributed to very strong operating results for the first quarter of 2005. In particular, its commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Both of the Company's business segments had strong bookings in 2004 and this trend has continued into 2005. The addition of Tulip in April 2005 added approximately $4.5 million to the Company's backlog. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursuing several opportunities for reorders as well as follow-on contract awards, the Company has always found it difficult to predict the timing of such awards.

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

     Despite the increase in military spending, the Company still faces a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs. In addition, these new contracts require incurring up-front design, engineering, prototype and pre-production costs. While the Company attempts to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by its customers, including the United States Government, for such effort. In addition, even if the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun that may not be reimbursable. Furthermore, once the Company has completed the design and pre-production stage, there is no assurance that funding will be provided for future production. In such event, even if the Company is reimbursed for its development costs it may not generate any profits.

     The Company is heavily dependent upon military spending as a source of revenues and income. Any future reductions in the level of military spending by the United States Government could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the acquisition of Tulip has given the Company a more diversified product line and customer base.

     Part of the Company's success during the past several years has been its strict containment of costs while attaining modest increases in sales. Because of this strict cost containment, the Company gained great operating leverage from its increases in sales. However, during the first quarter of 2005, selling, general and administrative expenses increased by $230,000 from the prior year, of which $140,000 was for compliance costs associated with the internal controls and procedures requirements of the Sarbanes-Oxley Act of 2002. During the quarter, as a non-accelerated filer, the Company was given until its fiscal year ending December 31, 2006 to be in compliance with the internal control provisions of Sarbanes-Oxley. Although the Company expects its compliance efforts to continue, it expects lower compliance costs for the remaining quarters of 2005.





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

     (b)  Reports  on  8-K

          On March 4, 2005, the Company filed a current report on Form 8-K under
Item 2.02 Results of Operations and Financial Condition relating to its press release issued on March 3, 2005, announcing the Company's operating results for the fourth quarter and year ended December 31, 2004.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     May  16,  2005          /s/  Dennis  Sunshine
                                   ---------------------
                                   Dennis  Sunshine,  President,
                                   Chief  Executive  Officer  and
                                   Director



Dated:     May  16,  2005          /s/Mitchell  Binder
                                   -------------------
                                   Mitchell  Binder,  Vice
                                   President-Finance,  Chief
                                   Financial  Officer
                                   and  Director

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))* for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)     *;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):





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


Date:  May  16,  2005                    /s/  Dennis  Sunshine
                                         ---------------------
                                         Dennis  Sunshine
                                         Chief  Executive  Officer

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))* for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)     *;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):




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


Date:  May  16,  2005                    /s/  Mitchell  Binder
                                         ---------------------
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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  May  16,  2005
                                   /s/  Dennis  Sunshine
                                   ---------------------
                                   Dennis  Sunshine
                                   Chief  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  May  16,  2005
                                   /s/  Mitchell  Binder
                                   ---------------------
                                   Mitchell  Binder
                                   Chief  Financial  Officer

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