Form 10QSB
period 2005-06-30
ORBIT INTERNATIONAL CORP
filed 2005-08-15
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark  one)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                  For the Quarterly period ended June 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of August 9, 2005 was 4,480,467.
                               ---------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No  X
                                                                             --


                                       INDEX


                                                                            Page No.
                                                              ----------------------

Report of Independent Registered Public Accounting Firm. . .                       3

Part I.. ..  Financial Information:

  Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheet -
  June 30, 2005(unaudited) and December 31, 2004 . . . . . .                     4-5

  Condensed Consolidated Statements of Operations
  (unaudited) Three and Six Months Ended
    June 30, 2005 and 2004 . . . . . . . . . . . . . . . . .                       6

  Condensed Consolidated Statement of Cash Flows
  (unaudited) Six Months Ended June 30, 2005 and 2004. . . .                     7-8

  Notes to Condensed Consolidated Financial Statements . . .                    9-15

  Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . .                   16-23

  Item 3 - Controls and Procedures . . . . . . . . . . . . .                      24

Part II. .Other Information:

  Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . .                   25-26

  Signatures . . . . . . . . . . . . . . . . . . . . . . . .                      27

  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .                   28-33



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of June 30, 2005, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2005 and 2004 and the statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



July  29,  2005






                         PART I - FINANCIAL INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                               June 30,    December 31,
                                                   2005           2004
                                            -----------  -------------
                                              (unaudited)

ASSETS
------

Current assets:

  Cash and cash equivalents. . . . . . . .  $ 4,191,000  $   1,112,000
  Investments in marketable securities . .      589,000        158,000
  Accounts receivable (less allowance for
   doubtful accounts). . . . . . . . . . .    3,418,000      2,472,000
  Inventories. . . . . . . . . . . . . . .    8,934,000      8,265,000
  Other current assets . . . . . . . . . .      110,000        147,000
  Deferred tax asset . . . . . . . . . . .      490,000        564,000
                                            -----------  -------------

      Total current assets . . . . . . . .   17,732,000     12,718,000

  Property and equipment, net. . . . . . .      403,000        198,000

  Goodwill . . . . . . . . . . . . . . . .    5,984,000        868,000

  Intangible assets, net . . . . . . . . .    1,855,000              -

  Other assets . . . . . . . . . . . . . .    1,172,000      1,058,000

  Deferred tax asset . . . . . . . . . . .    1,206,000        200,000
                                            -----------  -------------


       TOTAL ASSETS. . . . . . . . . . . .  $28,352,000  $  15,042,000
                                            ===========  =============












See  accompanying  notes.







                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)


                                               June 30,      December 31,
                                                    2005            2004
                                             ------------  --------------
                                              (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:

  Current portion of long-term obligations.  $ 1,125,000   $      13,000
  Accounts payable. . . . . . . . . . . . .    1,232,000         712,000
  Accrued expenses. . . . . . . . . . . . .    1,348,000         976,000
  Deferred income . . . . . . . . . . . . .       85,000          85,000
  Customer advances . . . . . . . . . . . .      514,000               -
                                             ------------  --------------

  Total current liabilities . . . . . . . .    4,304,000       1,786,000

  Deferred income . . . . . . . . . . . . .      556,000         598,000

  Long-term obligations, net of current
   maturities.. . . . . . . . . . . . . . .    5,841,000          20,000
                                             ------------  --------------

  Total liabilities . . . . . . . . . . . .   10,701,000       2,404,000
                                             ------------  --------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value . . . . . .      449,000         384,000
  Additional paid-in capital. . . . . . . .   19,994,000      16,580,000
  Unearned compensation . . . . . . . . . .   (1,428,000)     (1,516,000)
  Accumulated other comprehensive loss. . .      (10,000)         (3,000)
  Accumulated deficit . . . . . . . . . . .   (1,354,000)     (2,807,000)
                                             ------------  --------------

  Total stockholders' equity. . . . . . . .   17,651,000      12,638,000
                                             ------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  $28,352,000   $  15,042,000
                                             ============  ==============








See  accompanying  notes.








                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)
                            Six  Months  Ended       Three  Months  Ended
                                  June  30,                June  30,
                             2005          2004         2005         2004
                             ----          ----         ----         ----


Net  sales              $12,128,000   $  8,862,000   $ 6,725,000   $ 4,364,000

Cost  of  sales           6,714,000      4,956,000     3,677,000     2,463,000
                         ----------     ----------    ----------  ------------
Gross profit              5,414,000      3,906,000     3,048,000     1,901,000
                         ----------      ---------    ----------  ------------

Selling,  general  and
 administrative
  expenses                3,935,000      3,042,000     2,166,000     1,503,000
Interest  expense           103,000          1,000       102,000          -
Investment  and
 other  income,  net      (  77,000)    (   50,000)    (  44,000)      (26,000)
                          ---------    ----------      ----------      --------
Income  before
 provision  for
  income  taxes           1,453,000        913,000       824,000       424,000

Income  tax  provision       -               -              -             -
                          ---------    ----------       --------       -------

NET  INCOME             $ 1,453,000     $  913,000    $  824,000    $  424,000
                        ===========     ==========    ===========   ===========

Net  income  per
common  share:  (a)

Net  income
     Basic                 $  .38        $  .26           $  .20      $  .12
     Diluted               $  .34        $  .24           $  .18      $  .11


(a) Retroactively adjusted to reflect a twenty-five percent(25%) stock dividend effective July 18, 2005.





                             See accompanying notes.





                          ORBIT  INTERNATIONAL  CORP.  AND  SUBSIDIARIES
                       CONDENSED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                            (unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                              2005         2004
                                                 ------------------  -----------


Cash flows from operating activities:

  Net income. . . . . . . . . . . . . . . . . .  $       1,453,000   $  913,000

  Adjustments to reconcile net income
  to net cash provided by operating activities:

  Amortization of intangible assets . . . . . .            110,000            -
  Expense due to stock grant. . . . . . . . . .             88,000        9,000
  Depreciation. . . . . . . . . . . . . . . . .             46,000       38,000
  Deferred income.. . . . . . . . . . . . . . .            (42,000)     (43,000)
  Expense due to issuance of warrants . . . . .                  -       94,000
  Deferred tax benefit. . . . . . . . . . . . .           (932,000)     (24,000)
  Tax benefit of options exercised. . . . . . .            932,000       24,000

Changes in operating assets and liabilities net
 of effects from purchase of Tulip Development
  Laboratory, Inc and TDL Manufacturing Inc.:

  Accounts receivable . . . . . . . . . . . . .            223,000      534,000
  Inventories . . . . . . . . . . . . . . . . .            171,000     (664,000)
  Other current assets. . . . . . . . . . . . .             49,000      (29,000)
  Other assets. . . . . . . . . . . . . . . . .           (114,000)    (109,000)
  Accounts payable. . . . . . . . . . . . . . .            266,000      419,000
  Due to former shareholders of Tulip/TDLM. . .           (450,000)           -
  Accrued expenses. . . . . . . . . . . . . . .            172,000      (16,000)
  Customer advances . . . . . . . . . . . . . .            298,000       50,000
                                                 ------------------  -----------

Net cash provided by operating activities . . .          2,270,000    1,196,000
                                                 ------------------  -----------


Cash flows from investing activities:

  Cash paid for acquisition of Tulip, net of
   cash received of $693,000. . . . . . . . . .         (4,688,000)           -
  Purchases of property and equipment . . . . .            (45,000)     (30,000)
  Purchase of marketable securities . . . . . .           (438,000)     (54,000)
                                                 ------------------  -----------

Net cash used in investing activities . . . . .         (5,171,000)     (84,000)





(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)



Cash flows from financing activities:

  Repayments of long-term debt. . . . . . .     (67,000)     (78,000)
  Proceeds from issuance of long term debt.   5,000,000            -
  Proceeds from issuance of stock grant . .           -        1,000
  Proceeds from exercise of stock options .   1,047,000       38,000
                                             -----------  -----------

  Net cash provided by (used in)
   financing activities . . . . . . . . . .   5,980,000      (39,000)



NET INCREASE IN CASH AND CASH EQUIVALENTS .   3,079,000    1,073,000

Cash and cash equivalents - January 1 . . .   1,112,000      797,000
                                             -----------  -----------

CASH AND CASH EQUIVALENTS - June 30 . . . .  $4,191,000   $1,870,000
                                             ===========  ===========



Supplemental  cash  flow  information:

     Cash  paid  for:

     Interest                                 $   41,000    $   1,000


Supplemental  schedule  of  noncash  investing  and  financing  activities:

The Company purchased all of the capital stock of Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc. for $8,881,000. In conjunction with the acquisition, net assets with a fair value of $1,800,000 were acquired.

In connection with the aforementioned acquisition, the Company funded $2,000,000 of the purchase price with a promissory note issued to the former shareholders of Tulip. Also in connection with the acquisition, approximately 165,000 shares of Orbit $.10 par value common stock, valued at approximately $1,500,000, was issued to the former shareholders of Tulip.




                             See accompanying notes.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(NOTE  1)  -  Basis  of  Presentation:
 -------      -----------------------

     The interim financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying consolidated financial statements do not purport to contain complete disclosures required for annual financial statements in conformity with generally accepted accounting principles.

     The results of operations for the six and three months ended June 30, 2005, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2005.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2004  contained  in  the  Company's  Form  10-KSB.

     Operating  results  for  Tulip  Development  Laboratory,  Inc.  and  TDL
Manufacturing, Inc., collectively ("Tulip"), for the period April 1, 2005 through April 4, 2005 are included in these financial statements but were not material.

     On June 24, 2005, the Board of Directors approved a twenty-five percent (25%) stock dividend to shareholders of record on July 18, 2005. The payable date for the dividend was July 29, 2005. The stock dividend has been accounted for as a 5 for 4 stock split and all references to shares and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock dividend.

     The Company measures employee stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by Statement of Financial Accounting Standards("SFAS") No. 123, Accounting for Stock-Based Compensation.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes and Binomial model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table at the end of this footnote reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the six-months and three-months ended June 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $932,000 and $24,000 for the six months ended June 30, 2005 and 2004, respectively. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

     Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123R, the Company's net income and income per common share would have been as follows:




                                                           Six Months Ended        Three Months Ended
                                                               June 30,                  June 30,
                                                            2005         2004      2005        2004
                                                    ------------   ----------   --------   ---------

Net Income - as reported. . . . . . . . . . . . .  $   1,453,000  $   913,000     $824,000  $ 424,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards,net of related tax effects. . . . . . . .         54,000      848,000       37,000    694,000
                                                   -----------------  -------      -------    --------

Net Income (loss) - pro forma . . . . . . . . . .  $   1,399,000   $    65,000    $787,000  $(270,000)
                                                   =============   ===========    ========   =========

Basic income per share - as reported. . . . . . .  $        0.38   $      0.26    $   0.20   $    0.12
                                                   =============   ===========    =========  ==========

Basic income (loss) per share - pro forma . . . .  $        0.37   $      0.02    $   0.19   $   (0.08)
                                                   =============  ============    ========     ========

Diluted income per share - as reported. . . . . .  $        0.34  $       0.24    $   0.18   $    0.11
                                                   =============  ============    ========   ==========

Diluted income (loss) per share - pro forma        $        0.33  $       0.02    $   0.18    $  (0.07)
                                                   =============  ============    ========    =========



(NOTE  2)  -  Financing  Arrangements:
 -------      -----------------------

     In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.00% plus the one-month London Inter-bank offer rate (LIBOR) (3.34% at June 30, 2005). No amounts have been borrowed under the credit facility.

In April 2005, the Company entered into a new five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip (Note 10). The Term Loan will have fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of approximately $1,500,000. The loan bears interest equal to the sum of 2.25% plus the one-month LIBOR.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:




                                             Six Months Ended                   Three Months Ended
                                                     June 30,                        June 30,
                                            2005                2004           2005             2004
                                ----------------  ------------------  ---------------------  ---------
Denominator:
  Denominator for basic
  Income per share -
  weighted-average common
  shares . . . . . . . . . . .         3,814,000           3,460,000             4,071,000   3,462,000
Effect of dilutive securities:
  Employee and directors
  stock options. . . . . . . .           388,000             381,000                331,000    370,000
  Stock Grant. . . . . . . . .            51,000              10,000                 56,000     10,000
  Warrants . . . . . . . . . .                 -              29,000                      -     28,000
                                ----------------  ------------------  ---------------------  ---------

  Denominator for diluted
  income per share -
  weighted-average common
  shares and assumed
  conversion . . . . . . . . .         4,253,000           3,880,000              4,458,000  3,870,000
                                ================  ==================  =====================  =========



     The numerator for basic and diluted income per share for the six and three-month periods ended June 30, 2005 and 2004 is net income.

     Options to purchase 5,000 shares of common stock were outstanding during the six and three months ended June 30, 2005 and options to purchase 3,644 and 102,394 shares were outstanding for the same periods ended June 30, 2004, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.



(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------


     For interim periods, the Company estimates its inventory and related gross profit.







                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  5)  -  Inventories:
--------      -----------

     Inventories  are  comprised  of  the  following:



                             June  30,     December  31,
                               2005             2004
                              ----              ----

Raw  Materials          $  4,300,000     $  4,303,000
Work-in-process            4,073,000       3,478,000
Finished  goods              561,000         484,000
                         -----------     -----------
     TOTAL              $  8,934,000     $  8,265,000
                        ============     ============

(NOTE  6)  -  Comprehensive  Income:
--------      ---------------------

     For the six and three months ended June 30, 2005, total comprehensive income was $1,446,000 and $818,000, respectively. For the comparable periods during 2004, total comprehensive income was $912,000 and $423,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

(NOTE  7)  -  Business  Segments:
---------     ------------------

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and the Company's wholly owned subsidiary, Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing , Inc. The Electronics Segment is engaged in the design, manufacture and sale of customized electronic components and subsystems. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

     The following is the Company's business segment information for the six and three month periods ended June 30, 2005 and 2004.



                                     Six Months Ended      Three Months Ended
                                        June 30,                June 30,
                                  2005           2004        2005        2004
                     -----------------  ------------  ----------  ----------
Net sales:
  Electronics
  Domestic. . . . .  $       6,233,000  $  4,985,000     $3,941,000  $2,597,000
  Foreign . . . . .            129,000        56,000         83,000      12,000
                     -----------------  ------------     ----------  ----------
  Total Electronics  $       6,362,000     5,041,000      4,024,000   2,609,000



(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
(continued)



                                      Six Months Ended          Three Months Ended
                                          June 30,                   June 30,
                                    2005           2004         2005         2004
                                 ---------     ----------  -----------  -----------

  Power Units
    Domestic. . . . . .          5,438,000    3,624,000    2,462,000    1,707,000
    Foreign . . . . . .            328,000      197,000      239,000       48,000
                         ------------------  ----------   ---------    -----------
  Total Power Units . .          5,766,000    3,821,000    2,701,000    1,755,000
                         ------------------  ----------   ---------  -------------

  Total . . . . . . . .  $      12,128,000  $ 8,862,000   $6,725,000    $4,364,000
                         =================  ===========   =========   ============

Income from operations:
  Electronics . . . . .  $       1,027,000  $ 1,349,000   $  751,000   $  745,000
  Power Units . . . . .          1,265,000      257,000      493,000       88,000
General corporate
  expenses not
  allocated . . . . . .           (813,000)    (742,000)    (362,000)    (435,000)
Interest expense. . . .           (103,000)      (1,000)    (102,000)           -
Investment and other
  income. . . . . . . .             77,000       50,000       44,000       26,000
                         -----------------  -----------       ------  -----------
Income before
  income taxes. . . . .  $       1,453,000   $  913,000   $  824,000   $  424,000
                         =================   ==========   ==========   ==========





(NOTE  8)  -  Goodwill  and  Other  Intangible  Assets:
---------     -----------------------------------------

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

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2005 and for the next five years are as follows:

               2005          $216,000
               2006           435,000
               2007           435,000
               2008           356,000
               2009           330,000
               2010            83,000
                             --------

               Total       $1,855,000

(NOTE  9)  -  Income  Taxes
---------     -------------

     There was no provision for income taxes during the six and three months ended June 30, 2005 and 2004, respectively, due to the utilization of federal and state net operating loss carryforwards.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)
(Note  10)  -  Acquisition
----------     -----------

     On April 4, 2005, the Company acquired all of the issued and outstanding capital stock of Tulip. The primary reason for the acquisition was accretion to earnings and the expansion of both our customer and product base. The total purchase price was $8.881 million consisting of $5.0 million in cash, which was funded by a term loan, a $2.0 million promissory note to the sellers, approximately 165,000 shares of Orbit stock valued at $1.5 million and direct acquisition costs of approximately $381,000.

     The Tulip acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of June 30, 2005. The operating results of Tulip are included in the consolidated financial statements since the date of acquisition.

     In accordance with SFAS No. 141, Business Combinations, the purchase price allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions made by management and their consultants. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows:

     Tangible  assets  and  liabilities:
      Cash                                              $  693,000
      Accounts  receivable                               1,169,000
      Inventory                                            840,000
      Other  current  assets                                12,000
      Property  and  equipment                             206,000
      Accounts  payable                                   (254,000)
      Accrued  expenses                                   (200,000)
      Due  to  stockholders                               (450,000)
      Customer  advances                                  (216,000)
                                                       -----------
     Total  net  tangible  assets  and  liabilities      1,800,000

     Amortizable  intangible  assets:
      Contract  backlog                                  1,650,000
      Non-compete  provision  of  employment  contract     315,000
                                                        ----------
     Total  amortizable  intangible  assets              1,965,000

     Goodwill                                            5,116,000
                                                        ----------

     Total  purchase  price                             $8,881,000
                                                        ==========

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

The following summarized pro forma financial information presents the combined results of the Company and Tulip as if the acquisition had occurred as of the beginning of the periods presented. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition and recalculation of bonuses due to adjustments to net income, have been made to the combined results of operations for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred at the beginning of the dates presented nor does it purport to represent the results of operations for future periods.


                       Six  Months  Ended                Three  Months  Ended
                           June  30,                        June  30,
                     2005              2004             2005          2004
                (Pro  forma)       (Pro  forma)     (Actual)        (Pro forma)
                ------------      --------------   ----------      -----------
Net  Sales        $13,782,000      $11,377,000     $6,725,000       $5,554,000

Net  Income         1,616,000        1,375,000        824,000          646,000

Basic  earnings
 per  share             0.41              0.38           0.20             0.18

Diluted  earnings
 per  share             0.37              0.34           0.18             0.16

Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive  Overview
-------------------

     The Company recorded significant increases in operating results for the three and six month periods ended June 30, 2005. The results of operations for the three and six month periods ended June 30, 2005 include the operations of Tulip as of April 4, 2005, the date the transaction was completed. Revenues increased significantly and the Company's gross profit margins improved for the six month and three month period ended June 30, 2005 compared to the prior periods. Consequently, net income for both the three month and six month periods ended June 30, 2005 also increased significantly compared to the prior periods. Our backlog at June 30, 2005 was approximately $14,500,000 compared to $11,000,000 at June 30, 2004. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue in 2005. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.1 to 1 current ratio at June 30, 2005. We currently have a $2,500,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us in order to fund any potential acquisitions.

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

Deferred  tax  asset
--------------------

     At December 31, 2004, the Company had an alternative minimum tax credit of approximately $564,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $24,000,000 and $8,700,000, respectively that expire through 2020. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization. These costs were reviewed for potential impairment in 2004. During the first quarter of 2005, the Company again determined that there was no impairment to its goodwill and other intangible assets.


Material  Changes  in  Results  of  Operations
----------------------------------------------


Three-month  period  ended  June  30,  2005  v.  June  30,  2004
----------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its newly acquired Tulip subsidiary are engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Units Segment"). The results of operations for the three month and six month periods ended June 30, 2005 include the operations of Tulip since April 4, 2005, the date the transaction was completed.

     Consolidated net sales for the three-month period ended June 30, 2005 increased by 54.1% to $6,725,000 from $4,364,000 for the three month period ended June 30, 2004 principally due to a 54.2% and 53.9% increase in sales from its Electronics and Power Units Segments, respectively. The increase in sales from the Electronics Segment was due to the inclusion of the operations of Tulip in the current period.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2005 increased to 45.3% from 43.6% for the three-month period ended June 30, 2004. This increase resulted from a higher gross profit from both the Company's Electronics and Power Units Segments. The increase in gross profit from the Electronics Segment was principally due to a high gross profit recorded by Tulip due to higher sales and product mix. The increase in gross profit by the Power Units Segment was due principally to an increase in the segment's sales and product mix.

     Selling, general and administrative expenses increased by 44.1% to $2,166,000 for the three month period ended June 30, 2004 from $1,503,000 for the three month period ended June 30, 2004 principally due to the inclusion of the operations of Tulip in the current period, higher selling costs from the Power Units Segment, higher corporate administrative costs and $110,000 of amortization of intangible assets associated with the Tulip acquisition. Despite the increase in expenses, selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2005 decreased to 32.2% from 34.4% for the three month period ended June 30, 2004 principally due to the significant increase in sales from both operating segments.

     Interest expense, for the three month period ended June 30, 2005 increased to $102,000 compared to no interest expense recorded for the three month period ended June 30, 2004, due to interest paid, in the current period, to the Company's primary lender in connection with a $5,000,000 Acquisition Loan for the acquisition of Tulip and interest paid on a $2,000,000 promissory note to the selling shareholders of Tulip.

     Investment and other income for the three-month period ended June 30, 2005 slightly increased to $44,000 from $26,000 for the three-month period ended June 30, 2004 principally due to an increase in amounts invested during the current period.

     Net income for the three month period ended June 30, 2005 significantly increased to $824,000 from $424,000 for the three month period ended June 30, 2004 principally due to the significant increase in sales, the increase in gross margins, the decrease in selling, general and administrative expenses as a percentage of sales and despite the increase in interest expense.

     Earnings before interest, taxes, depreciation and amortization, and amortization of unearned compensation (EBITDA) for the three month period ended June 30, 2005 significantly increased to $1,108,000 from $449,000 for the three month period ended June 30, 2004.

  Listed  below  is  the  EBITDA  reconciliation  to  net  income:

                                           Three  months  ended
                                                  June  30,
                                            2005               2004
                                          -----               ----

Net  income                             $  824,000     $   424,000
Interest  expense                          102,000             -
Depreciation  and  amortization            138,000          18,000
Amortization  of  unearned  compensation    44,000           7,000
                                        ----------     -----------
EBITDA                                  $1,108,000     $   449,000


Six-month  period  ended  June  30,  2005  v.  June  30,  2004
--------------------------------------------------------------

     Consolidated net sales for the six-month period ended June 30, 2005 increased by 36.9% to $12,128,000 from $8,862,000 for the six-month period ended June 30, 2004 principally due to a 26.2% and a 50.9% increase in sales from its Electronics Segment and its Power Units Segment, respectively. The increase in sales from the Electronics Segment was due to the inclusion of the operations of Tulip since April 4, 2005.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2005 increased to 44.6% from 44.1% for the six-month period ended June 30, 2004. This increase resulted from a higher gross profit realized by the Power Units Segment due principally to an increase in the segment's sales and to product mix that was partially offset by a lower gross profit from the Company's Electronics Segment due principally to a decrease in sales from the Company's Orbit Instrument Division that was partially offset by a higher gross profit realized by Tulip.

     Selling, general and administrative expenses increased by 29.4% to $3,935,000 for the six-month period ended June 30, 2005 from $3,042,000 for the six-month period ended June 30, 2004 principally due to the inclusion of the operations of Tulip in the current period, higher selling costs from the Power Units Segment, higher corporate administrative costs and $110,000 of amortization of intangible assets associated with the Tulip acquisition. Despite the increase, selling, general and administrative expenses, as a percentage of sales, for the six-month period ended June 30, 2005 decreased to 32.4% from 34.3% for the six-month period ended June 30, 2004 principally due to the significant increase in sales from both operating segments

     Interest expense, for the six month period ended June 30, 2005 increased to $103,000 compared to $1,000 for the six month period ended June 30, 2004, due to interest paid to the Company's primary lender in connection with a $5,000,000 Acquisition Loan for the acquisition of Tulip and interest paid on a $2,000,000 loan from the selling shareholders of Tulip.

     Investment and other income for the six month period ended June 30, 2005 slightly increased to $77,000 from $50,000 for the six month period ended June 30, 2004 principally due to an increase in amounts invested during the current period.

     Net income for the six month period ended June 30, 2005 significantly increased to $1,453,000 from $913,000 for the six month period ended June 30, 2004 principally due to the significant increase in sales, the increase in gross margins, the decrease in selling, general and administrative expenses as a percentage of sales, despite an increase in interest expense.

     Earnings before interest, taxes, depreciation and amortization, and amortization of unearned compensation (EBITDA) for the six month period ended June 30, 2005 significantly increased to $1,800,000 from $961,000 for the six month period ended June 30, 2004. Listed below is the EBITDA reconciliation to net income:

                                          Six  months  ended
                                             June  30,
                                           2005               2004
                                           ----               ----

Net  income                              $1,453,000          $913,000
Interest  expense                           103,000             1,000
Depreciation  and  amortization             156,000            38,000
Amortization  of  unearned  compensation     88,000             9,000
                                         ----------           -------
EBITDA                                   $1,800,000          $961,000

Material  Changes  in  Financial  Condition
-------------------------------------------

     Working capital increased to $13,428,000 at June 30, 2005, as compared to $10,932,000 at December 31, 2004. The ratio of current assets to current liabilities decreased to 4.1 to 1 at June 30, 2005 from 7.1 to 1 at December 31, 2004.

     Net cash provided by operations for the six month period ended June 30, 2005 was $2,270,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets, a decrease in accounts receivable and inventories, and an increase in accounts payable, accrued expenses and customer advances that was partially offset by an increase in other assets and a decrease in the amount due to the former shareholders of Tulip. Net cash provided by operations for the six month period ended June 30, 2004 was $1,196,000, primarily attributable to the net income for the period, a decrease in accounts receivable and an increase in accounts payable that was partially offset by an increase in inventory and other long-term assets.

     Cash flows used in investing activities for the six-month period ended June 30, 2005 was $5,171,000, attributable to the purchase of Tulip, purchases of marketable securities and property and equipment. Cash flows used in investing activities for the six-month period ended June 30, 2004 was $84,000, attributable to the purchases of marketable securities and property and equipment.

     Cash flows provided by financing activities for the six-month period ended June 30, 2005 was $5,980,000, primarily attributable to the proceeds from the issuance of long term debt and the proceeds from stock option exercises that was partially offset by the repayments of long term debt. Cash flows used in financing activities for the six-month period ended June 30, 2004 was $39,000, primarily attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises.

     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into an amended $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. The amended credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans under the old facility did bear interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer Rate (LIBOR) (3.34% at June 30, 2005). Loans under the amended facility bear interest equal to the sum of 2.00% plus the one-month LIBOR and the Term Loan bear interest equal to the sum of 2.25% plus the one-month LIBOR. Payments on the term loan consist of fifty-nine (59) payments of approximately $60,000 and a sixtieth payment (60th) of approximately $1,500,000. Principal payments commenced in June 2005.

     The Company's contractual obligations and commitments are summarized as follows:


                                   Less than         1-3          4-5        After 5
Obligation. . .          Total        1 Year       Years        Years        Years
-----------         ----------    ----------   ----------  ----------  -----------

Long-term debt      $6,941,000    $1,114,000   $3,343,000   $2,484,000        0

Capital lease
   Obligations          25,000        10,000       15,000        0            0

Operating leases     3,531,000       457,000    1,346,000     929,000     799,000
                    ----------     ---------    ---------    ----------    -------

Total contractual
    Obligations    $10,497,000    $1,581,000   $4,704,000   $3,413,000   $799,000

The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

Inflation  has  not  materially  impacted  the  operations  of  the  Company.

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Segment. The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The
Company  has  realized  a significant increase to the backlog of its Power Units
Segment  and  shipments  from  this Segment contributed to very strong operating results for the first and second quarters of 2005. In particular, its commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Both of the Company's business segments had strong bookings in 2004 and this trend has continued into 2005. The addition of Tulip in April 2005 added approximately $4.5 million to the Company's backlog. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursing several opportunities for reorders as well as new contract awards, the Company has always found it difficult to predict the timing of such awards.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the addition of Tulip gives the Electronics Segment a more diversified customer base.


Forward  Looking  Statements
----------------------------

     Statements in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document in which certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

     There has been no changes to our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

Item  1.  Legal  Proceedings
          None

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3.  Defaults  Upon  Senior  Securities
          None

Item  4.  Submissions  of  Matters  to  Vote  of  Security  Holders

     An Annual Meeting of Stockholders of the Company was held on June 25, 2004. The holders of 3,398,816 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 3,206,582 shares of Common Stock, or approximately 94% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 3,195,914 votes for and 10,668 against, Bruce Reissman by 3,195,919 votes for and 10,663 against, Mitchell Binder by 3,176,718 votes for and 29,864 against, Arthur Rhein by 3,194,549 votes for and 12,033 against, Bernard Karcinell by 3,175,348 votes for and 31,234 against, Denis Feldman by 3,194,549 votes for and 12,033 against and Lee Feinberg by 3,194,549 for and 12,033 against.
The stockholders voted 3,201,942 for and 637 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2005 (4,003 votes abstained).


Item  5.  Other  Information
          None

Item  6.  Exhibits  and  Reports  on  form  8-K

     (a)  Exhibits

          Exhibit  Number     Description
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

     (b)  Reports  on  8-K

          On April 4, 2005, the Company filed a current report on Form 8-K under
Item 1.01 Entry into a Material Definitive Agreement and Item 2.01 Completion of Acquisition or Disposition of Assets relating to the completion of its acquisition of Tulip Development Laboratory, Inc. and its affiliated manufacturing company, TDL Manufacturing, Inc. (collectively "Tulip") On June 17, 2005, the Company filed a report on Form 8-K/A Item 9.01 Financial
Statements and Exhibits relating to the completion of the acquisition of Tulip with respect to a) Financial Statements of Business Acquired, Pro Forma Financial Information and Exhibits.

          On  May  5, 2005, the Company filed a current report on Form 8-K under
Item 12. Disclosure of Results of Operations and Financial Condition relating to its press release issued on May 5, 2005, announcing the Company's operating results for the first quarter and three months ended March 31, 2005.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     August  15,  2005      /s/  Dennis  Sunshine
                                  ---------------------------
                                   Dennis  Sunshine,  President,
                                   Chief  Executive  Officer  and
                                   Director



Dated:     August  15,  2005      /s/  Mitchell  Binder
                                  -------------------------
                                   Mitchell  Binder,  Vice
                                   President-Finance,  Chief
                                   Financial  Officer
                                   and  Director

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

     (b)     *;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):





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


Date:  August  15,  2005               /s/  Dennis  Sunshine
                                        ------------------------
                                       Dennis  Sunshine
                                       Chief  Executive  Officer

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

     (b)     *;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):




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


Date:  August  15,  2005                /s/  Mitchell  Binder
                                         -----------------------
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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  August  15,  2005
                                   /s/  Dennis  Sunshine
                                    ------------------------
                                   Dennis  Sunshine
                                   Chief  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  August  15,  2005
                              /s/  Mitchell  Binder
                               ------------------------
                              Mitchell  Binder
                              Chief  Financial  Officer

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