Form 10QSB
period 2005-09-30
ORBIT INTERNATIONAL CORP
filed 2005-11-14
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark  one)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                For the Quarterly period ended September 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of November 10, 2005 was 4,550,185.
                                  ---------

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes___  No  X
                                                                             --



INDEX

                                                                             Page No.
                                                                         ------------

Report of Independent Registered Public Accounting Firm . . .                       3

Part I. ..  Financial Information:

  Item 1 - Financial Statements:

  Condensed Consolidated Balance Sheet -
  September 30, 2005(unaudited) and December 31, 2004 . . . .                     4-5

  Condensed Consolidated Statements of Operations
  (unaudited) Three and Nine Months Ended
    September 30, 2005 and 2004 . . . . . . . . . . . . . . .                       6

  Condensed Consolidated Statement of Cash Flows (unaudited)
  Nine Months Ended September 30, 2005 and 2004 . . . . . . .                     7-8

  Notes to Condensed Consolidated Financial Statements. . . .                    9-15

  Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . .                   16-23

  Item 3 - Controls and Procedures. . . . . . . . . . . . . .                      24

Part II..   Other Information:

  Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . .                      25

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . .                      26

  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .                   27-32


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of September 30, 2005, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2005 and 2004 and the statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



November  2,  2005





                         PART I - FINANCIAL INFORMATION


Item  1.     FINANCIAL  STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET





                                            September 30,   December 31,
                                                      2005           2004
                                            --------------  -------------
                                               (unaudited)

ASSETS
------------------------------------------

Current assets:

  Cash and cash equivalents. . . . . . . .  $    3,746,000  $   1,112,000
  Investments in marketable securities . .         871,000        158,000
  Accounts receivable (less allowance for
   doubtful accounts). . . . . . . . . . .       4,146,000      2,472,000
  Inventories. . . . . . . . . . . . . . .       9,170,000      8,265,000
  Other current assets . . . . . . . . . .         163,000        147,000
  Deferred tax asset . . . . . . . . . . .         490,000        564,000
                                            --------------  -------------

      Total current assets . . . . . . . .      18,586,000     12,718,000

  Property and equipment, net. . . . . . .         366,000        198,000

  Goodwill . . . . . . . . . . . . . . . .       5,984,000        868,000

  Intangible assets, net . . . . . . . . .       1,748,000              -

  Other assets . . . . . . . . . . . . . .       1,182,000      1,058,000

  Deferred tax asset . . . . . . . . . . .       1,352,000        200,000
                                            --------------  -------------


       TOTAL ASSETS. . . . . . . . . . . .  $   29,218,000  $  15,042,000
                                            ==============  =============






                             See accompanying notes.



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)





                                             September 30,    December 31,
                                                       2005            2004
                                             ---------------  --------------
                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------

Current liabilities:

  Current portion of long-term obligations.  $    1,125,000   $      13,000
  Accounts payable. . . . . . . . . . . . .       1,322,000         712,000
  Accrued expenses. . . . . . . . . . . . .       1,284,000         976,000
  Deferred income . . . . . . . . . . . . .          85,000          85,000
  Customer advances . . . . . . . . . . . .         513,000               -
                                             ---------------  --------------

  Total current liabilities . . . . . . . .       4,329,000       1,786,000

  Deferred income . . . . . . . . . . . . .         534,000         598,000

  Long-term obligations, net of current
   maturities.. . . . . . . . . . . . . . .       5,560,000          20,000
                                             ---------------  --------------

  Total liabilities . . . . . . . . . . . .      10,423,000       2,404,000
                                             ---------------  --------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value . . . . . .         453,000         384,000
  Additional paid-in capital. . . . . . . .      20,313,000      16,580,000
  Unearned compensation . . . . . . . . . .      (1,384,000)     (1,516,000)
  Accumulated other comprehensive loss. . .          (5,000)         (3,000)
  Accumulated deficit . . . . . . . . . . .        (582,000)     (2,807,000)
                                             ---------------  --------------

  Total stockholders' equity. . . . . . . .      18,795,000      12,638,000
                                             ---------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  $   29,218,000   $  15,042,000
                                             ===============  ==============







See  accompanying  notes.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                         Nine  Months  Ended         Three  Months  Ended
                            September  30,              September  30,
                         2005            2004        2005             2004
                         ----            ----        ----             ----

Net  sales            $18,629,000     $13,398,000  $  6,501,000     $ 4,536,000

Cost  of  sales        10,325,000       7,561,000     3,611,000       2,605,000
                      -----------      -----------   -----------  -------------

Gross  profit           8,304,000       5,837,000     2,890,000       1,931,000
                      -----------      -----------   -----------     ----------

Selling,  general  and
 administrative
  expenses              5,996,000       4,495,000      2,061,000      1,453,000
Interest  expense         215,000           2,000        112,000          1,000
Investment  and
 other  income,  net     (132,000)        (77,000)       (55,000)       (27,000)
                         --------         -------      -----------    ----------
Income  before
 provision  for
  income  taxes         2,225,000       1,417,000        772,000        504,000

Income  tax  provision        -          (100,000)          -          (100,000)
                         -------      ------------     ---------     -----------


NET  INCOME          $  2,225,000     $  1,517,000    $   772,000   $   604,000
                     ============     ============    ===========   ===========

Net  income  per
common  share:  (a)

Net  income
     Basic             $  .56            $  .44             $  .18     $  .17
     Diluted           $  .51            $  .39             $  .17     $  .16


(a) Retroactively adjusted to reflect a twenty-five percent(25%) stock dividend effective July 18, 2005.









                             See accompanying notes.



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)





                                                               Nine Months Ended
                                                                 September 30,
                                                               2005          2004
                                                 -------------------  ------------


Cash flows from operating activities:

  Net income. . . . . . . . . . . . . . . . . .  $        2,225,000   $ 1,517,000

  Adjustments to reconcile net income
  to net cash provided by operating activities:

  Amortization of intangible assets . . . . . .             217,000             -
  Expense due to restricted stock grant. . . .              132,000        14,000
  Depreciation. . . . . . . . . . . . . . . . .             127,000        53,000
  Deferred income.. . . . . . . . . . . . . . .             (64,000)      (64,000)
  Expense due to issuance of warrants . . . . .                   -        94,000
  Deferred tax benefit. . . . . . . . . . . . .          (1,078,000)     (124,000)
  Tax benefit of options exercised. . . . . . .           1,078,000        24,000

Changes in operating assets and liabilities net
 of effects from purchase of Tulip Development
  Laboratory, Inc and TDL Manufacturing Inc.:

  Accounts receivable . . . . . . . . . . . . .            (505,000)       79,000
  Inventories . . . . . . . . . . . . . . . . .             (65,000)   (1,306,000)
  Other current assets. . . . . . . . . . . . .              (4,000)      (57,000)
  Other assets. . . . . . . . . . . . . . . . .            (124,000)     (145,000)
  Accounts payable. . . . . . . . . . . . . . .             357,000       544,000
  Due to former shareholders of Tulip/TDLM. . .            (450,000)            -
  Accrued expenses. . . . . . . . . . . . . . .             108,000      (153,000)
  Customer advances . . . . . . . . . . . . . .             297,000             -
                                                 -------------------  ------------

Net cash provided by operating activities . . .           2,251,000       476,000
                                                 -------------------  ------------


Cash flows from investing activities:

  Cash paid for acquisition of Tulip, net of
   cash received of $693,000. . . . . . . . . .          (4,688,000)            -
  Purchases of property and equipment . . . . .             (89,000)      (48,000)
  Purchase of marketable securities . . . . . .            (715,000)     (108,000)
                                                 -------------------  ------------

Net cash used in investing activities . . . . .          (5,492,000)     (156,000)






(continued)



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)






Cash flows from financing activities:

  Repayments of long-term debt. . . . . . .    (349,000)    (113,000)
  Proceeds from issuance of long term debt.   5,000,000            -
  Proceeds from issuance of stock grant . .           -        1,000
  Proceeds from exercise of stock options .   1,224,000       38,000
                                             -----------  -----------

  Net cash provided by (used in)
   financing activities . . . . . . . . . .   5,875,000      (74,000)



NET INCREASE IN CASH AND CASH EQUIVALENTS .   2,634,000      246,000

Cash and cash equivalents - January 1 . . .   1,112,000      797,000
                                             -----------  -----------

CASH AND CASH EQUIVALENTS - September 30. .  $3,746,000   $1,043,000
                                             ===========  ===========

Supplemental cash flow information:

  Cash paid for:

  Interest. . . . . . . . . . . . . . . . .  $  152,000   $    2,000



Supplemental  schedule  of  noncash  investing  and  financing  activities:

The Company purchased all of the capital stock of Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc. for $8,881,000. In conjunction with the acquisition, net assets with a fair value of $1,800,000 were acquired.

In connection with the aforementioned acquisition, the Company funded $2,000,000 of the purchase price with a promissory note issued to the former shareholders of Tulip. Also in connection with the acquisition, approximately 206,000 shares of Orbit $.10 par value common stock, valued at approximately $1,500,000, was issued to the former shareholders of Tulip.





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

     The results of operations for the nine and three months ended September 30, 2005, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2005.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2004  contained  in  the  Company's  Form  10-KSB.

     As described in Note 10, the Company acquired Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing , Inc., collectively ("Tulip"), on April 4, 2005. Operating results for Tulip for the period April 1, 2005 through April 4, 2005 are included in these financial statements but were not material.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes and Binomial model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table at the end of this footnote reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the nine-months and three-months ended September 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $1,078,000 and $24,000 for the nine months ended September 30, 2005 and 2004, respectively. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

     Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123R, the Company's net income and income per common share would have been as follows:




                                                   Nine Months Ended                         Three Months Ended
                                                   September 30,                             September 30,
                                                                 2005            2004        2005           2004
                                                   ------------------  --------------     --------       --------

Net Income - as reported. . . . . . . . . . . . .  $        2,225,000  $    1,517,000     $772,000       $604,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards,net of related tax effects. . . . . . . .              62,000         915,000        8,000         67,000
                                                   ------------------  ---------------    --------       --------

Net Income - pro forma. . . . . . . . . . . . . .  $        2,163,000  $      602,000     $764,000       $537,000
                                                   ==================  ==============     ========       ========

Basic income per share - as reported. . . . . . .  $             0.56  $         0.44     $   0.18       $   0.17
                                                   ==================  ==============     ========       ========

Basic income per share - pro forma. . . . . . . .  $             0.55  $         0.17     $   0.18       $   0.16
                                                   ==================  ==============     ========       ========

Diluted income per share - as reported. . . . . .  $             0.51  $         0.39     $   0.17       $   0.16
                                                   ==================  ==============     ========       ========

Diluted income per share - pro forma               $            $0.49  $         0.16     $   0.17       $   0.14
                                                   ==================  ==============     ========       ========





(NOTE  2)  -  Financing  Arrangements:
 -------      -----------------------

     In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.00% plus the one-month London Inter-bank offer rate (LIBOR) (3.86% at September 30, 2005). No amounts have been borrowed under the credit facility.

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

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:



                                              Nine Months Ended                     Three Months Ended
                                                  September 30,                         September 30,
                                            2005                2004                2005       2004
                                -----------------  ------------------  ---------------------  ---------
Denominator:
  Denominator for basic
  Income per share -
  weighted-average common
  shares . . . . . . . . . . .          3,963,000           3,463,000              4,245,000   3,464,000
Effect of dilutive securities:
  Employee and directors
  stock options. . . . . . . .            361,000             366,000                290,000    334,000
  Stock Grant. . . . . . . . .             58,000               9,000                 72,000      9,000
  Warrants . . . . . . . . . .                  -              26,000                      -     19,000
                                -----------------  ------------------  ---------------------  ---------

  Denominator for diluted
  income per share -
  weighted-average common
  shares and assumed
  conversion . . . . . . . . .          4,382,000           3,864,000              4,607,000  3,826,000
                                =================  ==================  =====================  =========



     The numerator for basic and diluted income per share for the nine and three- month periods ended September 30, 2005 and 2004 is net income.

     Options to purchase 5,000 shares of common stock were outstanding during the nine months ended September 30, 2005 and options to purchase 101,354 and 104,478 shares were outstanding for the three and nine months periods ended September 30, 2004, respectively, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.



(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------


     For interim periods, the Company estimates its inventory and related gross profit.







                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  5)  -  Inventories:
--------      -----------

     Inventories  are  comprised  of  the  following:



                 September 30,   December 31,
                           2005           2004
                 --------------  -------------

Raw Materials .  $    4,356,000  $   4,303,000
Work-in-process       4,240,000      3,478,000
Finished goods.         574,000        484,000
                 --------------  -------------
  TOTAL . . . .  $    9,170,000  $   8,265,000
                 ==============  =============



(NOTE  6)  -  Comprehensive  Income:
--------      ---------------------

     For the nine and three months ended September 30, 2005, total comprehensive income was $2,223,000 and $777,000, respectively. For the comparable periods during 2004, total comprehensive income was $1,517,000 and $604,000 respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

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

     The following is the Company's business segment information for the nine and three month periods ended September 30, 2005 and 2004.




                                      Nine Months Ended           Three Months Ended
                                         September 30,                September 30,
                                   2005                 2004        2005        2004
                     ------------------  -------------------  ----------  ----------
Net sales:
  Electronics
  Domestic. . . . .  $       10,558,000  $         7,579,000  $4,325,000  $2,594,000
  Foreign . . . . .             368,000               73,000     239,000      17,000
                     ------------------  -------------------  ----------  ----------
  Total Electronics  $       10,926,000            7,652,000   4,564,000   2,611,000



(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)





                                          Nine Months Ended              Three Months Ended
                                             September 30,                  September 30,
                                       2005                  2004         2005         2004
                         -------------------  --------------------  -----------  -----------

  Power Units
    Domestic. . . . . .           7,262,000             5,302,000    1,824,000    1,678,000
    Foreign . . . . . .             441,000               444,000      113,000      247,000
                         -------------------  --------------------  -----------  -----------
  Total Power Units . .           7,703,000             5,746,000    1,937,000    1,925,000
                         -------------------  --------------------  -----------  -----------

  Total . . . . . . . .  $       18,629,000   $        13,398,000   $6,501,000   $4,536,000
                         ===================  ====================  ===========  ===========

Income from operations:
  Electronics . . . . .  $        2,026,000   $         1,945,000   $  999,000   $  596,000
  Power Units . . . . .           1,459,000               323,000      194,000       66,000
General corporate
  expenses not
  allocated . . . . . .          (1,177,000)             (925,000)    (364,000)    (183,000)
Interest expense. . . .            (215,000)               (2,000)    (112,000)      (1,000)
Investment and other
  income. . . . . . . .             132,000                76,000       55,000       26,000
                         -------------------  --------------------  -----------  -----------
Income before
  income taxes. . . . .  $        2,225,000   $         1,417,000   $  772,000   $  504,000
                         ===================  ====================  ===========  ===========



(NOTE  8)  -  Goodwill  and  Other  Intangible  Assets:
---------     -----------------------------------------

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

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2005 and for the next five years are as follows:

               2005          $109,000
               2006           435,000
               2007           435,000
               2008           356,000
               2009           330,000
               2010            83,000
                             --------

               Total       $1,748,000





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

(NOTE  9)  -  Income  Taxes
---------     -------------

     There was no provision for current income taxes during the nine and three months ended September 30, 2005 and 2004, due to the utilization of federal and state net operating loss carryforwards. During the third quarter of 2004, due to the probability of increased profitability, the Company adjusted its valuation allowance on its deferred tax asset. This adjustment created a $100,000 income tax benefit in the third quarter of 2004.

(Note  10)  -  Acquisition
----------     -----------

     On April 4, 2005, the Company acquired all of the issued and outstanding capital stock of Tulip. The primary reason for the acquisition was accretion to earnings and the expansion of both our customer and product base. The total purchase price was $8.881 million consisting of $5.0 million in cash, which was funded by a term loan, a $2.0 million promissory note to the sellers, approximately 206,000 shares of Orbit stock valued at $1.5 million and direct acquisition costs of approximately $381,000.

     The Tulip acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of September 30, 2005. The operating results of Tulip are included in the consolidated financial statements since the date of acquisition.

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
                                                           ----------

     Total  purchase  price                                $8,881,000
                                                           ==========

     The following summarized pro forma financial information presents the combined results of the Company and Tulip as if the acquisition had occurred as of the beginning of the periods presented. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition and recalculation of bonuses due to adjustments to net income, have been made to the combined results of operations for the nine months ended September 30, 2005 and 2004 and the three months ended September 30, 2004. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred at the beginning of the dates presented nor does it purport to represent the results of operations for future periods.




                                        Nine Months Ended                      Three Months Ended
                                          September 30,                         September 30,
                                    2005                  2004              2005           2004
                              (Pro forma)          (Pro forma)           (Actual)     (Pro forma)
                       ------------------  -------------------  -----------------     ------------

Net Sales . . . . .  $        20,283,000  $         17,029,000      $  6,501,000        $5,652,000

Net Income. . . . .            2,388,000             1,950,000           772,000           575,000

Basic earnings
 per share. . . . .                 0.59                  0.53              0.18             0.16

Diluted earnings
 per share. . . . .                 0.54                  0.48              0.17             0.14




Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive  Overview
-------------------

     The Company recorded a significant increase in operating results for the three and nine month periods ended September 30, 2005. The results of operations for the three and nine month periods ended September 30, 2005 include the operations of Tulip as of April 4, 2005, the date the transaction was completed. Revenues increased significantly and the Company's gross profit margins improved for the three month and nine month periods ended September 30, 2005 compared to the prior periods. Consequently, net income for both the three month and nine month periods ended September 30, 2005 also increased significantly compared to the prior periods. Our backlog at September 30, 2005 was approximately $13,100,000 compared to $12,600,000 at September 30, 2004. This modest increase was due to the addition of Tulip as well as a large contract that was in the backlog of our Power Units Segment in the prior year and completed shipment in the second quarter of 2005. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue for the remainder of 2005. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.3 to 1 current ratio at September 30, 2005. We currently have a $2,500,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

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

Impairment  of  Goodwill and Other Intangible Assets
----------------------------------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization. All costs were reviewed for potential impairment in 2003 and 2004. During the first quarter of 2005, the Company again determined that there was no impairment to its goodwill and other intangible assets.

Material  Changes  in  Results  of  Operations
----------------------------------------------

Three-month  period  ended  September  30,  2005  v.  September  30,  2004
--------------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its newly acquired Tulip subsidiary are engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Units Segment"). The results of operations for the three month and nine month periods ended September 30, 2005 include the operations of Tulip since April 4, 2005, the date the transaction was completed.

     Consolidated net sales for the three month period ended September 30, 2005 increased by 43.3% to $6,501,000 from $4,536,000 for the three month period ended September 30, 2004 principally due to a 74.8% and 0.6% increase in sales from its Electronics and Power Units Segments, respectively. The increase in sales from the Electronics Segment was due to the inclusion of the operations of Tulip in the current period.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2005 increased to 44.5% from 42.6% for the three-month period ended September 30, 2004. This increase resulted from a higher gross profit from both the Company's Electronics and Power Units Segments. The increase in gross profit from the Electronics Segment was principally due to a high gross profit recorded by Tulip due to higher sales and product mix. The increase in gross profit by the Power Units Segment was due principally to product mix.

     Selling, general and administrative expenses increased by 41.8% to $2,061,000 for the three month period ended September 30, 2005 from $1,453,000 for the three month period ended September 30, 2004 principally due to the inclusion of the operations of Tulip in the current period, higher corporate administrative costs and $108,000 of amortization of intangible assets associated with the Tulip acquisition. Despite the increase in expenses, selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2005 decreased to 31.7% from 32.0% for the three month period ended September 30, 2004 principally due to the significant increase in sales.

     Interest expense, for the three month period ended September 30, 2005 increased to $112,000 compared to $1,000 for the three month period ended September 30, 2004, due to interest incurred in connection with a $5,000,000 Acquisition Loan from the Company's primary lender, for the acquisition of Tulip, as well as interest incurred on the $2,000,000 loan from the former shareholders of Tulip.

     Investment and other income for the three-month period ended September 30, 2005 slightly increased to $55,000 from $27,000 for the three-month period ended September 30, 2004 principally due to an increase in amounts invested during the current period. This increase in amounts invested during the current period resulted from cash generated from operations and the exercise of employee stock options.

     Net income for the three month period ended September 30, 2005 significantly increased to $772,000 from $604,000 for the three month period ended September 30, 2004 principally due to the significant increase in sales, the increase in gross margins, the decrease in selling, general and administrative expenses as a percentage of sales and despite the increase in interest expense. In addition, in the prior year, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.

     Earnings before interest, taxes, depreciation and amortization, and amortization of unearned compensation (EBITDA) for the three month period ended September 30, 2005 significantly increased to $1,117,000 from $525,000 for the three month period ended September 30, 2004. Listed below is the EBITDA reconciliation to net income:




                                              Three months ended
                                              September 30,
                                                             2005        2004
                                              -------------------   ----------

Net income . . . . . . . . . . . . . . . . .  $           772,000   $ 604,000
Interest expense . . . . . . . . . . . . . .              112,000       1,000
Income tax expense (benefit) . . . . . . . .                    -    (100,000)
Depreciation and amortization. . . . . . . .              189,000      15,000
Amortization of unearned compensation                      44,000.      5,000
                                              -------------------  ----------
EBITDA . . . . . . . . . . . . . . . . . . .  $         1,117,000   $ 525,000



Nine  month  period  ended  September  30,  2005  v.  September  30,  2004
--------------------------------------------------------------------------

     Consolidated net sales for the nine-month period ended September 30, 2005 increased by 39.0% to $18,629,000 from $13,398,000 for the nine-month period ended September 30, 2004 principally due to a 42.8% and a 34.1% increase in sales from its Electronics Segment and its Power Units Segment, respectively. The increase in sales from the Electronics Segment was due to the inclusion of the operations of Tulip since April 4, 2005.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2005 increased to 44.6% from 43.6% for the nine-month period ended September 30, 2004. This increase resulted from a higher gross profit realized by the Power Units Segment due principally to an increase in the segment's sales and to product mix that was partially offset by a lower gross profit from the Company's Electronics Segment due principally to a decrease in sales from the Company's Orbit Instrument Division that was partially offset by a higher gross profit realized by Tulip.

     Selling, general and administrative expenses increased by 33.4% to $5,996,000 for the nine-month period ended September 30, 2005 from $4,495,000 for the nine-month period ended September 30, 2004 principally due to the inclusion of the operations of Tulip in the current period, higher selling costs from the Power Units Segment, higher corporate administrative costs and $217,000 of amortization of intangible assets associated with the Tulip acquisition. Despite the increase, selling, general and administrative expenses, as a percentage of sales, for the nine-month period ended September 30, 2005 decreased to 32.2% from 33.5% for the nine-month period ended September 30, 2004 principally due to the significant increase in sales from both operating segments.

     Interest expense, for the nine month period ended September 30, 2005 increased to $215,000 compared to $2,000 for the nine month period ended September 30, 2004, due to interest incurred in connection with a $5,000,000 Acquisition Loan from the Company's primary lender for the acquisition of Tulip as well as interest incurred on the $2,000,000 loan from the former shareholders of Tulip.

     Investment and other income for the nine month period ended September 30, 2005 increased to $132,000 from $77,000 for the nine month period ended September 30, 2004 principally due to an increase in amounts invested during the current period. This increase in amounts invested during the current period resulted from cash generated from operations and the exercise of employee stock options.

     Net income for the nine month period ended September 30, 2005 significantly increased to $2,225,000 from $1,517,000 for the nine month period ended September 30, 2004 principally due to the significant increase in sales, the increase in gross margins, the decrease in selling, general and administrative expenses as a percentage of sales and despite the increase in interest expense. In addition, in the prior year, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.

     Earnings before interest, taxes, depreciation and amortization, and amortization of unearned compensation (EBITDA) for the nine month period ended September 30, 2005 significantly increased to $2,916,000 from $1,486,000 for the nine month period ended September 30, 2004. Listed below is the EBITDA reconciliation to net income:




                                                     Nine months ended
                                                        September 30,
                                                      2005        2004
                                        ------------------  -----------

Net income . . . . . . . . . . . . . .  $        2,225,000  $1,517,000
Interest expense . . . . . . . . . . .             215,000       2,000
Income tax expense (benefit) . . . . .                   -    (100,000)
Depreciation and amortization. . . . .             344,000      53,000
Amortization of unearned compensation.             132,000      14,000
                                        ------------------  -----------
EBITDA . . . . . . . . . . . . . . . .  $        2,916,000  $1,486,000




Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $14,257,000 at September 30, 2005 compared to $10,932,000 at December 31, 2004. The ratio of current assets to current liabilities decreased to 4.3 to 1 at September 30, 2005 from 7.1 to 1 at December 31, 2004.

     Net cash provided by operations for the nine month period ended September 30, 2005 was $2,251,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and restricted stock awards, depreciation, an increase in accounts payable, accrued expenses and customer advances that was partially offset by an increase in accounts receivable and other long term assets and a decrease in the amount due to the former shareholders of Tulip. Net cash provided by operations for the nine month period ended September 30, 2004 was $476,000, primarily attributable to the net income for the period and an increase in accounts payable that was partially offset by an increase in inventory and other long term assets, a decrease in accrued expenses and the non cash effect of the income tax benefit.



     Cash flows used in investing activities for the nine month period ended September 30, 2005 was $5,492,000, attributable to the purchase of Tulip, purchases of marketable securities and property and equipment. Cash flows used in investing activities for the nine-month period ended September 30, 2004 was $156,000, attributable to the purchases of marketable securities and property and equipment.

     Cash flows provided by financing activities for the nine month period ended September 30, 2005 was $5,875,000, primarily attributable to the proceeds from the issuance of long term debt and the proceeds from stock option exercises that was partially offset by the repayments of long term debt. Cash flows used in financing activities for the nine-month period ended September 30, 2004 was $74,000, primarily attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises due to a material increase in the price of the Company's stock.

     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. The new credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans under the old facility did bear interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer Rate (LIBOR) (3.86% at September 30, 2005). Loans under the new facility bear interest equal to the sum of 2.00% plus the one-month LIBOR and the Term Loan bear interest equal to the sum of 2.25% plus the one-month LIBOR. Monthly principal payments under the Term Loan, of approximately $60,000 per month, commenced in June 2005. In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (6.75% at September 30, 2005). Principal payments of $100,000 are made on a quarterly basis along with accrued interest.

     The Company's contractual obligations and commitments are summarized as follows:



                                  Less than        1-3      4-5     After 5
Obligation. . . . . . .  Total       1 Year      Years     Years      Years
----------           ----------  ----------  ----------  -------   --------

Long-term debt       $6,662,000  $1,114,000  $3,343,000   $2,205,000       0

Capital lease
   Obligations           23,000      10,000      13,000       0            0

Operating leases      3,447,000     463,000   1,365,000     940,000   679,000
----------------     ---------- ------------ --------------------------------

Total contractual
    Obligations     $10,132,000  $1,587,000  $4,721,000  $3,145,000  $679,000





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

     The Company is heavily dependent upon military spending as a source of revenues and income. However, even increased military spending does not necessarily guarantee the Company of increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the addition of Tulip gives the Electronics Segment a more diversified customer base.


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

     There has been no changes to our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

Item  1.  Legal  Proceedings
          None

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
          None

Item  3.  Defaults  Upon  Senior  Securities
          None

Item  4.  Submissions  of  Matters  to  Vote  of  Security  Holders

     None.


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

     (b)  Reports  on  8-K

          On August 5, 2005, the Company filed a current report on Form 8-K under Item 2.02 Disclosure of Results of Operations and Financial Condition relating to its press release issued on August 4, 2005, announcing the Company's operating results for the second quarter and six months ended June 30, 2005.

          On September 16, 2005, the Company filed a current report on Form 8-K under Item 7.01 Regulation FD Disclosure relating to its press release issued on September 15, 2005, regarding management presenting at LI INVEST 2005 Conference and reaffirming its 2005 guidance.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     November  14,  2005     /s/  Dennis  Sunshine
                                    ---------------------------
                                   Dennis  Sunshine,  President,
                                   Chief  Executive  Officer  and
                                   Director



Dated:     November  14,  2005     /s/Mitchell  Binder
                                    -------------------------
                                   Mitchell  Binder,  Vice
                                   President-Finance,  Chief
                                   Financial  Officer
                                   and  Director

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


Date:  November  14,  2005          /s/  Dennis  Sunshine
                                     --------------------
                                    Dennis  Sunshine
                                    Chief  Executive  Officer

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


Date:  November  14,  2005              /s/  Mitchell  Binder
                                        ------------------------
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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis Sunshine, Chief Executive Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  November  14,  2005
                                   /s/  Dennis  Sunshine
                                    ------------------------
                                   Dennis  Sunshine
                                   Chief  Executive  Officer

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


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Mitchell Binder, Chief Financial Officer of Orbit International Corp., certify, pursuant to 18 U.S.C. 1350, as enacted by 906 of the Sarbanes-Oxley Act of 2002, that:
(1) the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Orbit International Corp.
Dated:  November  14,  2005
                              /s/  Mitchell  Binder
                               ------------------------
                              Mitchell  Binder
                              Chief  Financial  Officer

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