Form 10KSB
period 2005-12-31
ORBIT INTERNATIONAL CORP
filed 2006-03-31
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington,  DC  20549

                                   FORM  10-KSB

   X     ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
 ----    OF  1934
         For  the  fiscal  year  ended  December  31,  2005

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

     Yes    X                    No  ______
         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                    --

Issuer's  revenues  for  its  fiscal  year  ended December 31, 2005: $24,254,000

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on March 17, 2006): $35,377,985

Number  of  shares  of  common stock outstanding as of March 17, 2006: 4,583,071

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2006 Annual Meeting of Stockholders.

PART I
------



ITEM  1.          DESCRIPTION  OF  BUSINESS

GENERAL

     Orbit International Corp. (the "Company" or "Orbit") was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp. In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp. The Company conducts its operations through its Orbit Instrument Division and its wholly-owned subsidiaries, Behlman Electronics, Inc. and Tulip Development Laboratory, Inc. ("TDL") and its affiliated manufacturing company, TDL Manufacturing, Inc. ("TDLM")(collectively "Tulip"). Through its Orbit Instrument Division, which includes its wholly-owned subsidiary, Orbit Instrument of California, Inc. and Tulip, the Company is engaged in the design, manufacture and sale of customized electronic components and subsystems. Behlman Electronics, Inc. is engaged in the design and manufacture of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

On April 4, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of Tulip. The total transaction value was $9,027,000 consisting of $5,000,000 in cash, a $2,000,000 promissory note to the sellers, $1,500,000 in value of Orbit stock and $527,000 of direct acquisition costs. Headquartered in Quakertown, Pennsylvania, Tulip is a leading designer and engineering provider of computer peripheral products including custom integrated solutions for keyboards, illuminated data entry devices and displays. Through TDLM, it provides both defense contractors and commercial customers with high volume production to support membrane control panel, military vetronic and avionic display program requirements.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     The Company currently operates in two industry segments. The Electronics Segment, which is comprised of the Company's Orbit Instrument Division and its Tulip subsidiary, is engaged in the design and manufacture of electronic components and subsystems. The Power Units Segment is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial power units.


The following sets forth certain selected historical financial information relating to the Company's business segments:




                                         December 31,
                                    -----------------
                                     2005         2004
                       ------------------ ------------
Net sales:
---------------------
Electronics
     Domestic          $       13,878,000  $9,806,000
     Foreign                      868,000      73,000
                       ------------------  ----------
Total Electronics              14,746,000   9,879,000


Power Units
Domestic                        8,894,000   7,470,000
Foreign                           614,000     663,000
                       ------------------  ----------
Total Power Units               9,508,000   8,133,000
-------------------

Operating income (1):
---------------------


Electronics                     2,812,000   2,115,000
Power Units                     1,587,000     647,000
---------------------

Assets:
---------------------

Electronics                     8,383,000   5,386,000
Power Units                     4,854,000   5,696,000
---------------------


_______________

(1) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.



Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 15 to the Consolidated Financial Statements appearing elsewhere in this report.




DESCRIPTION  OF  BUSINESS

     GENERAL

     Orbit's Electronics Segment designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Segment primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military "ruggedized hardware"(hardware designed to meet severe environmental conditions) for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements, "full-mil keyboards", "trackballs" and "data entry display devices". The Electronics Segment's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including E-2C, E-2D, Joint Surveillance Target Attack Radar Systems (J/STARS), Lookdown Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements, and shipboard programs, including AEGIS (Guided Missile Cruisers and Destroyers), DDG'S (Guided Missile Destroyers), BFTT (Battle Force Tactical Training), LSD'S (Amphibious Warfare Ships) and LHA'S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs including the TAD (Towed Artillery Digitization) fire control system.

     Orbit's Power Units Segment is in the business of manufacturing and selling power supplies, AC power sources (equipment that produces power that is the same as what would be received from a public utility), "frequency converters" (equipment that converts local power to equivalent foreign power), "uninterruptible power supplies ("UPS")" (devices that allow a computer to operate while utility power is lost), associated analytical equipment and other electronic equipment. The military division of Behlman designs and manufactures "power conversion devices" (equipment that produces power that is the same as what would be received from a public utility) and electronic products for measurement and display.

     PRODUCTS

Electronics  Segment

     Intercommunication Panels

     The Orbit Instrument Division has designed and developed various types of shipboard communication terminals. Orbit also upgraded these panels with state-of-the-art displays and touch screens. These communication terminals support existing shipboard secure and non secure voice communication switches. In addition, the Orbit Instrument Division has also upgraded the communications Terminals with "telco-based" capability. The upgraded communication terminals are installed on combat information centers of various US Naval ships.



     Displays

     The Orbit Instrument Division's and Tulip's family of graphic terminals enables the operator to monitor and control radar systems for shipboard and airborne applications. These terminals are used throughout a ship or surveillance plane as adjuncts to larger console displays. Some of the Orbit designed/developed Displays are used as data entry and as such include embedded Pentium based Single Board Computers and touch screens. The modular design of the terminals facilitates applications for surface ship, submarine, aircraft and land based requirements. Orbit designed/developed Displays implement flat panel plasma, Electroluminescent ("El") or Color LCD technology based displays. Depending on the requirement, Orbit offers 4" x 4", 6.5", 8.1", 10.4", 12.1", 18.1", 20.1", 21.2" (measured diagonally) size displays.

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

     The Orbit Instrument Division also has designed and manufactured a variety of flat technology display based "computer controlled action entry panels (CCAEPS)", which provide a console operator with multiple displays of computer generated data.

     Tulip has designed and manufactured a monochrome and color Mobile Display Terminal that is comprised of a switch matrix bezel that allows a driver on a mass transit vehicle to transmit and receive real time data and critical information on a 3x5 inch color display.

     Keyboards,  Keypads  and  Pointing  Devices

     The Orbit Instrument Division and Tulip have designed a number of custom backlit keyboards and keypads to meet full military specifications. These keyboards and keypads have been designed for shipboard, airborne, sub-surface and land based program requirements, as well as for the Federal Aviation Administration. The keyboards include various microprocessor based serial interfaces, such as RS-232, RS-422, PS/2, USB and SUN type interfaces. Depending on the requirement, some of the backlit keyboards are night vision goggle compatible and designed for NVIS Green A or Green B night vision requirements.

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

Mobile  Key  Panel  Receivers

Tulip is under contract for the production of mobile key panel receivers that provide battlefield operators with real time position, velocity, navigation and timing (PVNT) information in a stand alone, hand-held, lightweight configuration.


Power  Units  Segment

     Power  Sources

     Behlman's "AC power sources" are used in the production of hospital beds, motors, compressors for air conditioners and refrigerators, circuit breakers and fuses, electrical noise suppressant equipment such as Metal Oxide Varisters (MOV's), household appliances both large and small, electrically powered tools such as hand drills, plating equipment, cable TV boxes, transmission equipment, vending machines and gasoline pumps. Other uses are for equipment used in oil and gas exploration, aircraft, ships and on production lines. Behlman's equipment is used as a supply for hydraulic test stands for the U.S. Air Force as well as commercial airlines. These power sources have power levels from 100 VA to 120,000 VA.

Behlman's frequency converters are used to convert power from one frequency to another. They are used to test products to be exported to foreign countries from the point of origin (e.g. in the U.S., 60 Hz. is converted to 50 Hz).
These frequency converters are used to supply 400 Hz aircraft and ship power from the local power grid that is 50 or 60 Hz. They are also used on airplanes to supply the 60 Hz. required by standard equipment such as computers from the 400 Hz. available on the aircraft. Behlman's products are being used for railroad signaling; its frequency converters are being manufactured for most of the passenger railroads in the United States.

     Behlman's UPS products are used for backup power when local power is lost. Behlman only competes in the "ruggedized", industrial and military markets.
Behlman is now producing its UPS units for Aegis Destroyers, LHD Wasp Class ships and Hummers .

Behlman's custom power supply division designs and manufactures power supplies that use commercial-off-the-shelf (COTS) power modules to meet its customers' environmental specifications. This technique requires less engineering and produces a more reliable unit in much less time.

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

PROPOSED  PRODUCTS

Electronics  Segment

     The Orbit Instrument Division has designed and developed the next generation, Color LCD flat panel technology with a touch screen based Computer Controlled Action Entry Panel for the AEGIS Class Ships. The new Color Entry Panel (CEP) replaces our existing Plasma Entry Panel (PEP). The CEP has already been successfully manufactured and tested on several platforms.

     The Orbit Instrument Division has a current order for the design and development of 15" color LCD based displays with touch screen that can operate at -40 degrees centigrade for the Swedish Coast Guard and New Zealand P-3 programs. Orbit is also contracted to provide an airborne keyboard and pointing device for the pilot's station as well as keyboards and trackballs for the mission consoles for the same programs.

     The Orbit Instrument Division has completed the design and pre-production of orders for 12.1" Color LCD display based computers with a touch screen as well as 20.1" color LCD based UXGA monitors for amphibious ships.

     The Orbit Instrument Division is in the research and development phase of designing new Control Display Units - CDU's that interfaces with TALIN land navigation system for the US Army Fire Finder Program. The new CDU will replace the Orbit RDU that was designed/developed by Orbit and interfaced with the now obsolete DRUH Land Navigation System on the Fire Finder Program.

Power Units Segment

     In an effort to expand their product base to Army vehicles, Behlman is developing a 2500VA inverter to be used in military equipment such as HUMVEES.

Behlman is expanding its high power Bht series to be used on the newest aircraft that utilize "wild frequency" systems.

Behlman is developing a new line of low cost, high power frequency converters-called the BLP series.

In response to customer requests, Behlman is developing COTS power supplies to be used for satellite, sonar and fire control optics.

SALES  AND  MARKETING

     Products of the Electronics Segment are marketed by Orbit Instrument Division's sales personnel and management. Military products of the Power Units Segment are marketed by Behlman's sales and program managers and other management personnel. Commercial products of the Power Units Segment are sold by regional sales managers, manufacturer's representatives and non-exclusive distributors.

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

     The Electronics Segment's competitive position within the electronics industry is, in management's view, predicated upon the Orbit Instrument Division's and Tulip's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customers. (See "- Major Customers"). There are numerous companies, many of which have greater resources than the Company, capable of producing substantially all of the Company's products. However, to the Company's knowledge, none of such competitors currently produce nearly all of the products that the Electronics Segment produces.

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

MAJOR  CUSTOMERS

     Various agencies of the United States Government, Rockwell Collins, Inc., Raytheon Company and a unit of BAE SYSTEMS accounted for approximately 17%, 12%, 11% and 11%, respectively, of consolidated net sales of the Company for the year ended December 31, 2005. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Segment are Rockwell Collins, Inc., various agencies of the United States Government and a unit of BAE SYSTEMS, accounting for approximately 19%, 18% and 14%, respectively, of the net sales of such segment for the year ended December 31, 2005. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Segment.

     The major customers of the Power Units Segment are various agencies of the United States Government and Raytheon Company, accounting for approximately 17% and 14%, respectively, of the net sales of such segment for the year ended December 31, 2005. The loss of these customers would have a material adverse effect on the net sales and earnings of the Power Units Segment.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company's sales and earnings.


BACKLOG

     As  of  December  31,  2005  and 2004 the Company's backlog was as follows:


                    2005         2004
             -----------  -----------

Electronics  $ 9,000,000  $ 6,000,000
-----------  -----------  -----------

Power Units    4,000,000    5,000,000
-----------  -----------  -----------

Total        $13,000,000  $11,000,000
-----------  ===========  ===========

     Substantially all of the backlog at December 31, 2005 represents backlog under contracts that will be shipped during 2006.

The backlog at December 31, 2005 and December 31, 2004 does not include approximately $400,000 and $2,000,000, respectively, of orders not yet received under a Master Order Agreement received from a customer whereby the Company was authorized to procure material to complete such orders. The Company received the final $400,000 in orders in January 2006.

A significant amount of the Company's contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

SPECIAL  FEATURES  OF  UNITED  STATES  GOVERNMENT  CONTRACTS

     Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. No material terminations of contracts of either the Electronics Segment or the Power Units Segment at the convenience of the United States Government occurred during the years ended December 31, 2005 and 2004.

     A significant portion of the Company's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

RESEARCH  AND  DEVELOPMENT

     The Company incurred approximately $1,100,000, and $967,000 of research and development expenses during the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Company recognized revenue of approximately $807,000 and $391,000, respectively, for customer funded research and development.


PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 10, 2006, the Company employed 130 persons, all on a full-time basis except for one part-time employee. Of these, the Electronics Segment employed 81 people, consisting of 14 in engineering and drafting, 6 in sales and marketing, 13 in direct and corporate administration and the balance in production. The Power Units Segment employed 49 people, consisting of 14 in engineering and drafting, 5 in sales, 3 in direct and corporate administration and the balance in production.

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

RISKS  RELATING  TO  THE  COMPANY

WE ARE HEAVILY DEPENDENT UPON THE CONTINUANCE OF MILITARY SPENDING AS A SOURCE OF REVENUE AND INCOME.

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

WE COULD ENCOUNTER DIFFICULTIES IN PROCURING CONTRACTS BECAUSE OF A REDUCTION IN THE LEVEL OF INDUSTRY-WIDE FUNDING AND PRICING PRESSURES.

          We continue to pursue many business opportunities, including programs in which we have previously participated but, in the event of industry-wide funding and pricing pressures, we could encounter delays in the awards of these contracts. We continue to seek new contracts which require incurring up-front design, engineering, prototype and pre-production costs. While we are attempting to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the U.S. Government, for such effort. In addition, even if the U.S. Government agrees to reimburse development costs, there is still a significant risk of cost overrun, which may not be reimbursable. Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production.

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


WE ARE DEPENDENT ON CERTAIN OF OUR CUSTOMERS AND WE DO NOT HAVE ANY LONG-TERM CONTRACTS WITH THESE CUSTOMERS.

          Various agencies of the United States Government, Rockwell Collins, Inc., Raytheon Company and a unit of BAE SYSTEMS accounted for approximately 17%, 12%, 11% and 11%, respectively, of consolidated net sales of the Company for the year ended December 31, 2005. Rockwell Collins, Inc., various agencies of the U.S. Government and a unit of BAE SYSTEMS accounted for approximately 19%, 18% and 14%, respectively, of the net sales of our Electronics Segment for the year ended December 31, 2005. Various agencies of the U.S. Government and Raytheon Company accounted for approximately 17% and 14%, respectively, of the net sales of our Power Units Segment for the year ended December 31, 2005. We do not have any significant long-term contracts with any of the above-mentioned customers. The loss of any of these customers would have a material adverse effect on our net sales and earnings. Due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.

WE ARE DEPENDENT UPON OUR SENIOR EXECUTIVE OFFICERS AND KEY PERSONNEL FOR THE OPERATION OF OUR BUSINESS.

     We are dependent for the operation of our business on the experience, technology knowledge, abilities and continued services of our officers, Dennis Sunshine, President and Chief Executive Officer, Bruce Reissman, Executive Vice President and Chief Operating Officer, Mitchell Binder, Vice President-Finance and Chief Financial Officer and Richard Hetherington, President and Chief Operating Officer of Tulip. The loss of services of any of such persons would be expected to have a material adverse effect upon our business and/or our prospects. Our future success is dependent upon, among other things, the successful recruitment and retention of key personnel including executive officers, for sales, marketing, finance and operations. We face significant competition for skilled and technical talent. No assurance can be made that we will be successful in attracting and retaining such personnel. If we are unable to retain existing key employees or hire new employees upon acceptable terms when necessary, our business could potentially be adversely effected.

WE  MAY  NOT  BE  SUCCESSFUL  IN  OUR  EXPANSION  EFFORTS.

          We have a strategy to expand our operations through strategic acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available. In April 2005, we completed the acquisition of Tulip. While there can be no assurance we will obtain the necessary financing to complete additional acquisitions, even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. Furthermore, there can be no assurance we will be able to successfully complete the integration of any future acquired business and that such acquisition will be profitable and enable us to grow our business.

WE MAY HAVE DIFFICULTY PROCURING CERTAIN RAW MATERIALS ON TERMS SATISFACTORY TO US.

          We use multiple sources for our procurement of our raw materials and we are not dependent on any suppliers for such procurement. Occasionally, however, in the production of certain military units, we will be face with procuring certain components that are either obsolete or difficult to procure. Although we believe that with our access to worldwide brokers using the Internet we can obtain the necessary components, there can be no assurance that such components will be available, and even if so, at reasonable prices.


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

     Behlman leases 1,700 square feet in Ventura, California which is used as a selling office. The lease provides for monthly payments of $1,679 from January 1, 2005 through December 31, 2005 and increases to $1,730 from January 1, 2006 through December 31, 2006 and to $1,781 from January 1, 2007 to December 31, 2007.

On April 4, 2005, Tulip entered into a five year lease for 19,000 square feet at 1765 Walnut Drive, Quakertown, Pennsylvania which is used for manufacturing, engineering and administration. The lessor of this facility is a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The lease provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods.


ITEM  3.     LEGAL  PROCEEDINGS

There are no material pending legal proceedings against the Company, other than routine litigation incidental to the Company's business.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") Capital Market under the symbol ORBT.

     The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter from January 1, 2004 through its fiscal year ended December 31, 2005, as reported on the Nasdaq Capital Market.


                       CLOSE(1)
                       ---------

                   HIGH       LOW
                   ---------  ------

2004:

  First Quarter:   $    6.92  $ 5.50
-----------------  ---------  ------

  Second Quarter:       6.96    5.09
-----------------  ---------  ------

  Third Quarter:        5.76    4.64
-----------------  ---------  ------

  Fourth Quarter:      10.86    5.09
-----------------  ---------  ------


2005:

  First Quarter:   $    8.75  $ 6.96
-----------------  ---------  ------

  Second Quarter:       9.41    7.32
-----------------  ---------  ------

  Third Quarter:       11.77    8.84
-----------------  ---------  ------

  Fourth Quarter:      14.70   10.18
-----------------  ---------  ------



(1) Retroactively restated to reflect a twenty-five percent (25%) stock dividend effective July 18, 2005.



HOLDERS

     As  of  March  17,  2006,  the  Company  had  326  shareholders  of record.

DIVIDENDS

The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the business.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The  following  table  sets  forth,  as  of  December  31,  2005:

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

EQUITY COMPENSATION PLAN INFORMATION TABLE

                  (A)                   (B)                (C)
PLAN CATEGORY     NUMBER OF SECURITIES  WEIGHTED-AVERAGE   NUMBER OF SECURITIES
                  TO BE ISSUED UPON     EXERCISE PRICE OF  REMAINING AVAILABLE
                  EXERCISE OF           OUTSTANDING        FOR FUTURE ISSUANCE
                  OUTSTANDING OPTIONS,  OPTIONS, WARRANTS  UNDER EQUITY
                  WARRANTS AND RIGHTS   AND RIGHTS         COMPENSATION PLANS
                                                          (EXCLUDING
                                                           SECURITIES
                                                           REFLECTED IN
                                                           COLUMN (A))
                   -----------------   ------------------  -----------------
EQUITY COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS           615,000              $2.96                100,000

EQUITY COMPENSATION
PLANS NOT APPROVED
BY SECURITY
HOLDERS                        -0-                N/A                    -0-
                    ----------------    -----------------    ---------------
TOTAL                      615,000              $2.96                100,000


RECENT  SALE  OF  UNREGISTERED  SECURITIES

     As previously reported by the Company on Form 8-K for April 4, 2005, approximately 206,000 shares of unregistered common stock were issued in connection with the Tulip acquisition. On January 10, 2006 these shares were registered with the Securities and Exchange Commission with a Registration Statement on Form S-3.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASES

None.



ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Executive Overview
------------------

     The Company recorded a significant increase in operating results for the year ended December 31, 2005. The results of operations for the year ended December 31, 2005 include the operations of Tulip as of April 4, 2005, the date the transaction was completed. Revenues increased significantly and the Company's gross profit margins improved for the year ended December 31, 2005 compared to the prior year. Consequently, net income for the year ended December 31, 2005 also increased significantly compared to the prior year. Our backlog at December 31, 2005 was approximately $13,000,000 compared to $11,000,000 at December 31, 2004. This increase was due to the $3,900,000 backlog of Tulip that was included in the current year's backlog. The backlog from our Power Units Segment was lower due to a large contract that was in the backlog in the prior year and completed shipment in the second quarter of 2005. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue into 2006. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.9 to 1 current ratio at December 31, 2005. We currently have a $2,500,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.


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

Deferred tax asset
------------------

     At December 31, 2005, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and net operating loss carry-forwards of approximately $25,000,000 that expire through 2025. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the cost of certain intangible assets are no longer subject to amortization. These costs were reviewed for potential impairment in 2005 and 2004 and will be reviewed on an annual basis thereafter.

RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2005  vs.  Year  Ended  December  31,  2004
-----------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment"). The results of operations for the year ended December 31, 2005 include the operations of Tulip since April 4, 2005, the date the transaction was completed.

Consolidated net sales for the year ended December 31, 2005 increased by 34.7% to $24,254,000 from $18,012,000 for the prior year principally due to a 49.3% and 16.9% increase in sales recorded from the Electronics Segment and Power Units Segment, respectively. Approximately 114% of the increase in sales from the Electronics Segment was due to the inclusion of the operations of Tulip in the current year.

Gross profit, as a percentage of net sales, for the year ended December 31, 2005 increased to 44.7% from 43.0% for the prior year. This increase resulted from a higher gross profit from the Company's Power Units Segment that was partially offset by a decrease in gross profit from the Company's Electronics Segment. The increase in gross profit from the Power Units Segment was due principally to an increase in sales. The decrease in gross profit from the Electronics Segment was principally due to a lower gross profit recorded by the Instrument Division due to lower sales and slightly higher overhead costs.

Selling, general and administrative expenses for the year ended December 31, 2005 increased by 32.5% to $7,973,000 from $6,019,000 from the year ended December 31, 2004 principally due to the inclusion of the operations of Tulip in the current year, higher selling costs from the Power Units Segment, higher corporate administrative costs and $326,000 of amortization of intangible costs associated with the Tulip acquisition. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2005 decreased to 32.9% from 33.4% principally due to the significant increase in sales from both operating segments.

Interest expense for the year ended December 31, 2005 increased to $333,000 from $2,000 for the year ended December 31, 2004 due to interest incurred in connection with a $5,000,000 acquisition loan from the Company's primary lender for the acquisition of Tulip, as well as interest incurred on the $2,000,000 promissory note to the former shareholders of Tulip.

Investment and other income for the year ended December 31, 2005 increased to $186,000 from $104,000 for the prior year principally due to an increase in the amounts invested during the current year. This increase in the amounts invested during the current year resulted from cash generated from operations and the exercise of employee stock options.

Net income before income tax provision was $2,714,000 for the year ended December 31, 2005.; Net income before income tax benefit was $1,837,000 for the year ended December 31, 2004. The increase in income was principally due to the increase in sales from both of the Company's operating segments, the increase in gross margin from the Power Unit's Segment, the decrease in selling, general and administrative expenses as a percentage of sales and despite the lower gross profit from the Electronics Segment and the increase in interest expense.

Income taxes for the year ended December 31, 2005 consist of $30,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards. During the year ended December 31, 2004, due to increased profitability, the Company adjusted its valuation allowance on its deferred tax asset thereby realizing $100,000 in an income tax benefit.

As a result of the foregoing, net income for the year ended December 31, 2005 was $2,684,000 compared to $1,937,000 for the year ended December 31, 2004, an increase of 38.6%.

     Earnings before interest, taxes, depreciation and amortization, and amortization of unearned compensation (EBITDA) for the year ended December 31, 2005 significantly increased to $3,710,000 from $1,967,000 for year ended December 31, 2004. Listed below is the EBITDA reconciliation to net income:

                                                       Year  ended
                                                     December  31,
                                                     -------------
                                             2005                   2004
                                             ----                   ----

Net  income                               $2,684,000             $1,937,000
Interest  expense                            333,000                  2,000
Income  tax  expense  (benefit)               30,000               (100,000)
Depreciation  and  amortization              487,000                 69,000
Amortization  of  unearned  compensation     176,000                 59,000
                                           ---------             ----------
EBITDA                                    $3,710,000             $1,967,000
                                         ===========             ==========


Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Working capital increased to $14,839,000 at December 31, 2005 as compared to $10,932,000 at December 31, 2004. The ratio of current assets to current liabilities decreased to 4.9 to 1 at December 31, 2005 from 7.1 to 1 at December 31, 2004, principally due to the debt incurred in connection with the Tulip acquisition.

Net cash provided by operations for the year ended December 31, 2005 was $2,923,000, primarily attributable to net income for the year, the non-cash amortization of intangible assets and restricted stock awards, depreciation and an increase in accrued expenses that was partially offset by an increase in other long-term assets, a decrease in accounts payable and in the amount due to the former shareholders of Tulip. Net cash provided by operations for the year ended December 31, 2004 was $587,000, primarily attributable to net income for the period that was partially offset by an increase in inventory, deferred tax benefit and other assets and a decrease in accrued expenses.

Cash flows used in investing activities for the year ended December 31, 2005 was $5,827,000, attributable to the purchase of Tulip, purchases of marketable securities and property and equipment. Cash flows used in investing activities for the year ended December 31, 2004 was $211,000 attributable to the purchase of marketable securities and the purchase of property and equipment.

Cash flows provided by financing activities for the year ended December 31, 2005 was $5,725,000, primarily attributable to the proceeds from the issuance of long term debt and the proceeds from stock option exercises that was partially offset by the repayments of long term debt. Cash flows used in financing activities for the year ended December 31, 2004 was $61,000, primarily attributable to the repayments of long-term debt that was partially offset by the proceeds from stock option exercises due to a material increase in the price of the Company's stock.

In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip. The new credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans under the old facility bore interest equal to the sum of 2.75% plus the one-month London Inter-bank Offer Rate (LIBOR) (4.39% at December 31, 2005). Loans under the new facility bear interest equal to the sum of 2.00% plus the one-month LIBOR and the Term Loan bear interest equal to the sum of 2.25% plus the one-month LIBOR. Monthly principal payments under the Term Loan, of approximately $60,000 per month, commenced in June 2005.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate equal to the sum of 2.00% plus the prime rate of interest (7.25% at December 31, 2005). Principal payments of $100,000 are made on a quarterly basis along with accrued interest.
   The Company's contractual obligations and commitments are summarized as follows:
                                Less  than   1-3         4-5        After 5
Obligation          Total       1  Year      Years      Years       Years
----------          -----       -------      -----      -----       -----

Long-term debt      $6,384,000 $1,114,000   $3,343,000 $1,927,000     -

Capital  lease
    obligations         20,000     10,000       10,000      -         -

Operating  leases    3,822,000    574,000    1,708,000    981,000  $559,000
                     ---------  ---------    ---------    -------  --------
Total  contractual
    Obligations    $10,226,000 $1,698,000  $5,061,000  $2,908,000  $559,000

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

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Segment. The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The
Company has realized a significant increase to the backlog of its Power Units Segment during 2004 and shipments from this Segment contributed to very strong operating results for the first and second quarters of 2005. In particular, during 2005, its commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Both of the Company's business segments had strong bookings in 2004 and 2005. The addition of Tulip in April 2005 added approximately $4.5 million to the Company's backlog. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards.

There is no seasonality to the Company's business. The Company's revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. The Company stratifies all the opportunities it is pursuing by various confidence levels. The Company generally realizes a very high success rate with those opportunities to which it applies a high confidence level. The Company currently has a significant amount of potential contract awards to which it has applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities the Company is pursuing, it is also difficult to predict when the Company will commence shipping under these contracts. A delay in the receipt of any contract from its customer ultimately causes a corresponding delay in shipments under that contract.

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

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available. In April 2005, it completed the acquisition of Tulip. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but none have progressed beyond a preliminary due diligence stage.

Quantitative  and  Qualitative  Disclosures  About  Market  Risks
-----------------------------------------------------------------

     As of December 31, 2005, the Company had an amount due to its primary lender under its Term Loan of approximately $4,584,000. Interest on this Term Loan is equal to the sum of 2.25% plus the one-month LIBOR. In addition, the Company has a $2,500,000 line of credit with the same lender at a rate equal to the sum of 2.00% plus the one-month LIBOR. The Company did not have any borrowings under the line of credit during the year ended December 31, 2005. During 2005, LIBOR averaged 3.37% and was 4.39% at December 31, 2005.

The Company also has a Promissory Note to the former shareholders of Tulip that had a balance of $1,800,000 at December 31, 2005. Interest on this note was at 2.00% over the prime rate of interest. During 2005, the Bank's prime rate of interest averaged 6.25% and was 7.25% at December 31, 2005.

We are subject to changes in the prime rate based on the actions of the Federal Reserve that are generally determined by general market and economic fluctuations. Any hypothetical increase of 1% in interest rates will result in an increase of approximately $60,000 of annual interest expense exclusive of the impact of any borrowings under the Company's line of credit.

None of the Company's variable rate of interest arrangements are hedged by any derivative instruments. The Company believes that any moderate interest rate increases will not have any material adverse effect on its results of operations, liquidity or financial position.

The Company believes that it is not subject in any material way to any other forms of market risk.


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

     There have been no changes in our internal control over financial reporting during the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B.     OTHER  INFORMATION

     There have not been any other material changes in the Company's affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2005.


          PART  III
          ---------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL     PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE     ACT.

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders.

ITEM  10.     EXECUTIVE  COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Stockholders.



ITEM  13.     EXHIBITS

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

1  and  2.     Financial  Statements  and  Schedule:

     The index to the financial statements and schedule is incorporated by reference to the index to financial statements which follows Item 13 of this Annual Report on Form 10-KSB.

3.  Exhibits:

Exhibit  No.     Description  of  Exhibit
------------     ------------------------

  2.1 Stock Purchase Agreement, dated December 13, 2004, by and among Orbit International Corp., Tulip Development Laboratory, TDL Manufacturing, Inc. and the respective Shareholders of Tulip Development Laboratory, Inc. and TDL Manufacturing, Inc. Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K for December 13, 2004.

  3.1 Certification of Incorporation, as amended. Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

  3.2 By-Laws, as amended. Incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

  4.1 Orbit International Corp. 2003 Stock Incentive Plan. Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

  10.1 Amended and Restated Employment Agreement, dated as of February 15, 1999, between Registrant and Mitchell Binder. Incorporated by reference to
Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  10.2          Amended  and Restated Employment Agreement, dated as of February
15,  1999,          between  Registrant  and  Bruce  Reissman.  Incorporated  by
reference  to  Exhibit          10(b) to Registrant's Annual Report on Form 10-K
for  the  fiscal  year  ended          December  31,  1998.

  10.3          Amended  and Restated Employment Agreement, dated as of February
15,  1999          between  Registrant  and  Dennis  Sunshine.  Incorporated  by
reference  to  Exhibit          10(c) to Registrant's Annual Report on Form 10-K
for  the  fiscal  year  ended          December  31,  1998.

  10.4 Form of Indemnification Agreement between the Company and each of its Directors dated as of September 10, 2001.

  10.5 Purchase and Sale Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10.6 Lease Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

  10.7 Loan and Security Agreement dated as of January 28, 2003 between the Company and Merrill Lynch Business Financial Services Inc. including exhibits and other attachments thereto. Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

  10.8 Employment Agreement dated April 4, 2005 between Tulip Development laboratory, Inc. and Richard Hetherington. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

  10.9 Custody, Pledge and Security Agreement dated as of April 4, 2005, by and among the Company and Richard Hetherington, Joanne Hetherington, Larry M. Bateman and Stephen Hill. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

  10.10 Net Lease dated as of April 4, 2005 by and between Rudy's Thermo-Nuclear Devices, as Landlord, and TDL Manufacturing, Inc. and Tulip Development Laboratory, Inc. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

  10.11 Term Loan and Security Agreement dated as of April 4, 2005 between the Company and Merrill Lynch Financial Business Services Inc. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

  10.12 Collateral Installment Note to Merrill Lynch Financial Business Services Inc. dated as of April 4, 2005, from the Company. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

  14.1 Form of Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Incorporated by reference to Registrant's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

  21.1*     Subsidiaries  of  Registrant.

  23.1*     Consent  of  Goldstein  Golub  Kessler  LLP.

  31.1*     Certification  of  the  Chief  Executive  Officer  required  by Rule
13a-14(a)  or  Rule  15d-14(a)  and  18  U.S.C.  1350.

  31.2*     Certification  of  the  Chief  Financial  Officer  required  by Rule
13a-14(a)  or  Rule  15d-14(a)  and  18  U.S.C.  1350.

  32.1*     Certification  of  the  Chief  Executive  Officer  required  by Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.

  32.2*     Certification  of  the  Chief  Financial  Officer  required  by Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.
_________
     *  Filed  herewith.



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the securities Exchange Act of 1934 in connection with the Company's 2006 Annual Meeting of Shareholders.

ORBIT INTERNATIONAL CORP.
 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005


                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2005 and 2004                       F-2
   Statement of Operations for the Years Ended
     December 31, 2005 and 2004                                         F-3
   Statement of Stockholders' Equity for the Years Ended
     December 31, 2005 and 2004                                         F-4
   Statement of Cash Flows for the Years Ended
     December 31, 2005 and 2004                                       F-5-F-6
   Notes to Consolidated Financial Statements                        F-7 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.




GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

February  23,  2006


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
------------------------------------------
December 31,                                                                           2005           2004
                                                                                       ----           ----
ASSETS

Current Assets:
  Cash and cash equivalents                                                $      3,933,000       $1,112,000
  Investments in marketable securities                                            1,012,000          158,000
  Accounts receivable, less allowance for doubtful accounts of $145,000           3,695,000        2,472,000
  Inventories                                                                     9,055,000        8,265,000
  Deferred tax asset                                                                784,000          564,000
  Other current assets                                                              130,000          147,000
--------------------------------------------------------                      --------------      -----------
TOTAL CURRENT ASSETS                                                             18,609,000       12,718,000

Property and Equipment, net                                                         357,000          198,000

Goodwill                                                                          6,130,000          868,000

Intangible Assets, net                                                            1,639,000             -

Deferred Tax Asset                                                                1,219,000          200,000

Other Assets                                                                      1,198,000        1,058,000
---------------------------------------------------------                     --------------      ----------
TOTAL ASSETS                                                                $    29,152,000      $15,042,000
                                                                              ==============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term obligations                                 $      1,125,000      $    13,000
  Accounts payable                                                                  857,000          712,000
  Accrued expenses                                                                1,447,000          976,000
  Customer advances                                                                 256,000             -
  Deferred income                                                                    85,000           85,000
----------------------------------------------------------                      -------------    -----------
TOTAL CURRENT LIABILITIES                                                         3,770,000        1,786,000

Deferred Income                                                                     513,000          598,000
Long-term Obligations, net of current maturities                                  5,279,000           20,000
                                                                                ------------    ------------
TOTAL LIABILITIES                                                                 9,562,000        2,404,000


Stockholders' Equity:
  Common stock - authorized 10,000,000 shares-
    $.10 par value; issued and outstanding-4,575,000 shares                         457,000          382,000
  Additional paid-in capital                                                     20,600,000       16,582,000
  Unearned compensation                                                          (1,340,000)      (1,516,000)
  Accumulated other comprehensive loss                                               (4,000)          (3,000)
  Accumulated deficit                                                              (123,000)      (2,807,000)
---------------------------------------------------------                       ------------    ------------
STOCKHOLDERS' EQUITY                                                             19,590,000       12,638,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $29,152,000      $15,042,000
                                                                                ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------
YEAR ENDED DECEMBER 31,                               2005          2004
                                               -----------   ------------

Net sales                                      $24,254,000   $18,012,000

Cost of sales                                   13,420,000    10,258,000
                                               -----------   ------------
Gross profit                                    10,834,000     7,754,000

Selling, general and administrative expenses     7,973,000     6,019,000

Interest expense                                   333,000         2,000

Investment and other income, net                  (186,000)     (104,000)
                                               -----------   ------------
Total expenses, net                              8,120,000     5,917,000

Income before income tax provision (benefit)     2,714,000     1,837,000

Income tax provision (benefit)                      30,000      (100,000)
                                               -----------   ------------
Net income                                     $ 2,684,000   $ 1,937,000
                                               ===========   ============

Net income per common share: (a)
  Net income:
    Basic                                      $       .66   $       .56
                                               ===========   ============
    Diluted                                    $       .60   $       .50
                                               ===========   ============


(a) Retroactively restated to reflect a twenty-five (25%) stock dividend effective July 18, 2005.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
--------------------------------------------------
YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------
                                  COMMON STOCK
                                10,000,000 SHARES                                                              ACCUMULATED
                                   AUTHORIZED      ADDITIONAL                                                     OTHER
                               SHARES               PAID-IN    ACCUMULATED    TREASURY STOCK       UNEARNED    COMPREHENSIVE
                               ISSUED(a) AMOUNT(a)  CAPITAL(a)   DEFICIT      SHARES(a)   AMOUNT   COMPENSATION    LOSS       TOTAL
                              --------  -------   ----------- -----------  ---------- -----------  -----------  -------- ----------
Balance at January 1, 2004   5,030,000  $503,000  $24,483,000 $(4,744,000) (1,585,000) $(9,850,000)    -            -   $10,392,000

Exercise of options and
 warrants                       82,000     8,000       76,000       -           -           -          -            -        84,000

Issuance of warrants              -         -          94,000       -           -           -          -            -        94,000

Issuance of restricted stock   294,000    29,000    1,547,000       -           -           -    $(1,516,000)       -        60,000

Retirement of treasury
 stock                      (1,585,000) (158,000)  (9,692,000)      -       1,585,000   9,850,000      -            -          -

Tax benefit of stock option
 exercise                         -         -          74,000       -           -           -          -            -        74,000

Other comprehensive loss          -         -            -          -           -           -          -        $(3,000)     (3,000)

Net income                        -         -            -      1,937,000       -           -          -            -     1,937,000
                            ----------  -------- ---------- -----------  ----------    -----------  -------    --------  ----------
Balance at December 31, 2004 3,821,000   382,000   16,582,000  (2,807,000)      -           -     (1,516,000)    (3,000) 12,638,000

Amortization of
 restricted stock                 -         -            -          -           -           -        176,000        -       176,000

Issuance of common stock
 for Tulip acquisition         206,000    20,000    1,480,000       -           -           -          -            -     1,500,000

Exercise of options            548,000    55,000    1,299,000       -           -           -          -            -     1,354,000

Tax benefit of stock option
 exercise                         -         -       1,239,000       -           -           -          -            -     1,239,000

Other comprehensive loss          -         -            -          -           -           -          -        (1,000)      (1,000)

Net income                        -         -            -      2,684,000       -           -          -            -     2,684,000
                              ---------   -------- ----------  -----------  ---------  --------- -----------   -------- -----------
Balance at December 31, 2005 4,575,000  $457,000  $20,600,000 $  (123,000)      -           -    $(1,340,000)  $(4,000) $19,590,000
                             =========  ========  =========== ============ ==========  ========= ===========   ======== ===========

(a) Retroactively restated to reflect a twenty-five (25%) stock dividend effective July 18, 2005.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------

Year Ended December 31,                                                           2005              2004
-----------------------                                                           ----             -----

Cash flows from operating activities:

  Net income                                                                $ 2,684,000     $ 1,937,000

  Adjustments to reconcile net income to net cash provided by operating activities:

    Amortization of intangible assets                                           326,000             -
    Depreciation                                                                161,000          69,000
    Bond premium amortization                                                    23,000           2,000
    Bad debt                                                                      9,000           2,000
    Expense due to restricted stock awards                                      176,000          59,000
    Expense due to issuance of warrants                                            -             94,000
    Deferred income                                                             (85,000)        (86,000)
    Deferred tax benefit                                                     (1,239,000)       (174,000)
    Tax benefit of options exercised                                          1,239,000          74,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                (63,000)        141,000
      Decrease (increase) in inventories                                         50,000      (1,188,000)
      Decrease in other current assets                                           29,000          11,000
      Increase in other assets                                                 (140,000)       (189,000)
      Decrease in accounts payable                                             (108,000)        (47,000)
      Decrease in customer advances                                              40,000            -
      Increase (decrease) in accrued expenses                                   271,000        (118,000)
      Decrease in amount due to former shareholders of Tulip                   (450,000)           -
                                                                            -----------      -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,923,000         587,000

Cash flows from investing activities:

    Cash paid for acquisition of Tulip, net of cash received of $693,000     (4,834,000)           -
    Purchase of marketable securities                                          (879,000)       (108,000)
    Purchase of property and equipment                                         (114,000)       (103,000)
                                                                            -----------      ----------
   NET CASH USED IN INVESTING ACTIVITIES                                     (5,827,000)       (211,000)

Cash flows from financing activities:

  Proceeds from issuance of long term debt                                    5,000,000             -
  Repayments of long-term debt                                                 (629,000)      (146,000)
  Proceeds from exercise of options                                           1,354,000         84,000
  Restricted stock award                                                          -              1,000
                                                                             ----------     -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         5,725,000        (61,000)


(continued)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(continued)
-----------------------------------


Net increase in cash and cash equivalents                                     2,821,000       315,000

Cash and cash equivalents at beginning of year                                1,112,000       797,000
                                                                             ----------      --------
Cash and cash equivalents at end of year                                     $3,933,000    $1,112,000
                                                                            ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


  Cash paid during the year for interest                                      $ 266,000  $     2,000
                                                                              ========= ============


SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

The  Company  purchased  all  of  the  capital  stock of Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL
Manufacturing,  Inc.  for  $9,027,000.  In  conjunction  with  the  acquisition, net assets with a fair value of $1,800,000 were acquired.

In  connection  with  the  aforementioned acquisition, the Company funded $2,000,000 of the purchase price with promissory notes issued to the former shareholders of Tulip. Also in connection with the acquisition, approximately 206,000 shares of Orbit, $.10 par  value,  common  stock,  valued  at  approximately  $1,500,000,  was  issued  to  the  former  shareholders  of  Tulip.



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.   ORGANIZATION AND BUSINESS:
-------------------------------

     The  consolidated  financial  statements  include  the  accounts  of  Orbit
International Corp. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

     The Company has two reportable segments: (a) the Electronics Segment is comprised of the Orbit Instrument Division and the Company's wholly owned subsidiary, Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc. The Electronics Segment is engaged in the design, manufacture and sale of customized electronic components and subsystems; (b) the Behlman Electronics, Inc. subsidiary (Power Units Segment) is engaged in the design and manufacture of distortion-free commercial power units, power conversion devices and electronic devices for measurement and display.

2.   ACQUISITION:
-----------------

     On April 4, 2005, the Company acquired all of the issued and outstanding capital stock of Tulip. The primary reason for the acquisition was the expansion of both our customer and product bases and the possibility of accretion to earnings. The total purchase price was $9.027 million consisting of $5.0 million in cash, which was funded by a term loan, a $2.0 million promissory note to the sellers, approximately 206,000 shares of Orbit stock valued at $1.5 million and direct acquisition costs of approximately $527,000. Included in the direct acquisition costs was a $138,000 liability at December 31, 2005, in connection with the Company agreeing to reimburse the sellers for additional tax owed as a result of an election under Internal Revenue Code 338 (h) (10).

     The Tulip acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2005. The operating results of Tulip are included in the consolidated financial statements since the date of acquisition.

     In accordance with SFAS No. 141, Business Combinations, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over the fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions made by management and their consultants. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. The total purchase price has been allocated as follows:

     Tangible assets and liabilities:

      Cash                                         $  693,000
      Accounts receivable                           1,169,000
      Inventories                                     840,000
      Other current assets                             12,000
      Property and equipment                          206,000
      Accounts payable                               (254,000)
      Accrued expenses                               (200,000)
      Due to stockholders                            (450,000)
      Customer advances                              (216,000)
                                                   -----------

     Total net tangible assets and liabilities      1,800,000

                                                                     (continued)

     Amortizable intangible assets:
      Contract backlog                               1,650,000
      Non-compete provision of employment contract     315,000
                                                   -----------

     Total amortizable intangible assets             1,965,000

     Goodwill                                        5,262,000
                                                    ----------

     Total purchase price                           $9,027,000
                                                    ==========


     The following summarized pro forma financial information presents the combined results of the Company and Tulip as if the acquisition had occurred as of the beginning of periods presented. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition and recalculation of bonuses due to adjustments to net income, have been made to the combined results of operations for the years ended December 31, 2005 and 2004. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred at the beginning of the dates presented nor does it purport to represent the results of operations for future periods.

                                               Year ended
                                              December 31,

                             2005                           2004
                   (Pro forma and Unaudited)   (Pro forma and Unaudited)
                   -------------------------   -------------------------

     Net  Sales          $25,908,000                   $22,828,000
                         ===========                   ===========

     Net  Income           2,847,000                     1,986,000
                           =========                     =========

     Basic  earnings
      per  share              0.69                          0.54
                              ====                          ====
     Diluted  earnings
      per  share              0.63                          0.48
                              ====                          ====

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     As described in Note 2, the Company acquired Tulip Development Laboratory, Inc. and its manufacturing affiliate TDL Manufacturing, Inc., collectively, ("Tulip"), on April 4, 2005. Operating results for Tulip for the period April 1, 2005 through April 4, 2005 are included in these financial statements but were not material.

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

     During the third quarter of 2004, the Board of Directors unanimously approved the retirement of the Company's 1,584,623 shares of treasury stock.

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

     Property and equipment is recorded at cost. Depreciation and amortization of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 3 to 8 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the estimated useful life of the improvement, whichever is less.

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

     The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized.

     Substantially all of the Company's revenue is recognized from the sale of tangible products. The Company records sales upon delivery of the units under its manufacturing contracts.

     All of our contracts are for products made to specific customer specifications with no right of return. All of our units are shipped with a one-year warranty. The costs to repair units within the warranty period was immaterial during the years ended December 31, 2005 and 2004.

     The Company's freight and delivery costs were $86,000 and $66,000 for the years ended December 31, 2005 and 2004, respectively. These costs are included in selling, general and administrative expenses.

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

     Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options granted using the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Binomial and Black-Scholes option pricing models with the following weighted-average assumptions for the years ended December 31, 2005 and 2004: risk-free interest rates of 3.92% and 3.81% to 4.58% respectively; no dividend yield; volatility factors of the expected market price of the Company's common stock of 55% and 116%, respectively; and a weighted-average expected life of the options of 9.0 years.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes and Binomial model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table at the end of this footnote reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the year ended December 31, 2005. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $1,239,000 in 2005 and $74,000 for 2004. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

December 31,                                       2005             2004
                                                  -----            -----

Net income - as reported                      $2,684,000       $1,937,000

Add:  Stock-based employee compensation
expense included in reported net income,
net  of  related  tax  effect                    176,000           59,000

Deduct:  Total  stock-based  employee
 compensation  expense  determined
 under  fair-value-based  method  for  all
 awards,  net  of  related  tax  effect         (245,000)        (995,000)
                                               ---------       ----------
Net  income  -  pro  forma                    $2,615,000       $1,001,000
                                              ==========       ==========

Basic  income  per  share  -  as reported     $      .66       $      .56
                                              ==========       ==========

Basic  income  per  share  -  pro  forma      $      .64       $      .29
                                             ===========       ==========

Diluted  income  per  share - as reported     $      .60       $      .50
                                              ==========       ==========

Diluted  income  per  share  -  pro forma     $      .59       $      .26
                                              ==========       ==========

The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different from the stated value at December 31, 2005 and 2004.

Research and development costs are expensed when incurred. The Company expensed approximately $1,110,000 and $967,000 for research and development during the years ended December 31, 2005 and 2004, respectively. Such expenses are included in selling, general and administrative expenses.



4.  INVENTORIES:

Inventories  consist  of  the  following:


December 31,                2005           2004
                      ----------    -----------
Raw materials         $4,637,000     $4,303,000
Work-in-progress       3,813,000      3,478,000
Finished goods           605,000        484,000
                      ---------     -----------
                      $9,055,000     $8,265,000
                     ===========    ===========

 5.  COMPREHENSIVE INCOME:

     For the years ended December 31, 2005 and 2004, total comprehensive income was $2,683,000 and $1,934,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

 6.  INTANGIBLE ASSETS:

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment.

     Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the next five years is expected to be as follows:

                         Year  ending  December  31,

                           2006           $    435,000
                           2007                435,000
                           2008                356,000
                           2009                330,000
                           2010                 83,000
                                             ----------
                            Total           $1,639,000
                                            ==========



  7.  PROPERTY  AND  EQUIPMENT:

     Property  and  equipment  consists  of:


December 31,                                 2005        2004
                                       ----------  ----------
Leasehold improvements                 $  121,000     $22,000
Computer equipment                        237,000     145,000
Machinery and equipment                 1,271,000   1,223,000
Furniture and fixtures                    575,000     543,000
                                        ---------  ----------
                                        2,204,000   1,933,000
Accumulated depreciation                1,847,000   1,735,000
                                        ---------  ----------
                                       $  357,000  $  198,000
                                       ========== ===========


  8.  DEBT:
     In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.00% plus the one-month LIBOR rate (4.39% and 2.40% at December 31, 2005 and 2004, respectively). No amounts have been borrowed under the credit facility.



The  Company's  long-term  debt  obligations  are  as  follows:

December 31,                                  2005                  2004
------------                                  ----                  ----

Promissory  note  payable  to  the
sellers  of  a discontinued apparel
division through  February  2005          $      -              $   3,000

Promissory  note  with the former
shareholders of Tulip, collateralized
by Tulip stock,  at  an  interest
rate of Prime (7.25% at December 31, 2005)
plus 2.00%, payable  in  quarterly
principal  installments  of  $100,000
through  2010.                              1,800,000                  -

Term loan agreement collateralized
by all business assets of Company.
Payable in fifty-nine  monthly principal
payments of approximately $60,000 and a
sixtieth payment of approximately
$1,500,000. The loan bears interest equal
to the sum of 2.25% plus one-month
LIBOR  (4.39% at December 31, 2005.)        4,584,000                  -

Capitalized  lease  obligation
collateralized by certain machinery,
interest at 8.6%, payable in monthly
installments of $870 through 2007              20,000               30,000
                                           ----------          -----------
                                            6,404,000               33,000
Less  current  portion                      1,125,000               13,000
                                          -----------         ------------
                                         $  5,279,000            $  20,000
                                         ============         ============

     Principal  payments  due  on  the  Company's long-term debt are as follows:

Year ending December 31,

     2006    $1,125,000
     2007     1,124,000
     2008     1,114,000
     2009     1,114,000
     2010     1,927,000
             ----------
             $6,404,000
             ==========

  9.  STOCK-BASED COMPENSATION PLANS:

     The Company has stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees stock options and restricted stock awards to acquire up to 1,641,000 common shares. Additionally, the plans authorize the granting to nonemployee directors of the Company options to acquire up to 125,000 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant. All options and restricted stock grants are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant.

 The  following  table  summarizes  activity  in  stock  options:


December  31,                                     2005                    2004
-------------                                  -------                   ------

                                               Weighted-               Weighted-
                                                average                 average
                                                Exercise               Exercise
                                      Options    Price       Options     Price
                                    ---------   -------     -------   --------
Outstanding  at  beginning
 of  year                           1,158,000    $2.70    1,090,000     $1.62

Granted                                 5,000    $8.78      104,000     $5.95

Forfeited                                -         -           -          -

Exercised                            (548,000)   $2.48      (36,000)    $2.26
                                     ---------  -----     ---------    ------
Outstanding  at  end  of  year        615,000    $2.96     1,158,000    $2.70
                                      =======              =========

Exercisable  at  end  of  year        610,000              1,133,000
                                      =======              =========

Weighted-average  fair
 value  of  options  granted
 during  the  year                              $8.78                  $5.66
                                                =====                  =====

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

                       Options  Outstanding                Options  Exercisable
                       --------------------               ---------------------
                                Weighted-
                                 average   Weighted-              Weighted-
                                Remaining  average                 average
   Range  of         Number   Contractual  Exercise   Number      Exercise
Exercise  Prices   Outstanding    Life     Price     Exercisable    Price
---------------   -----------   -------  --------  -------------  -------
$ .60  -  $1.07     175,000       5.00     $1.06     175,000       $1.06
$1.26  -  $1.62      32,000       3.00     $1.39      32,000       $1.39
$1.92  -  $2.04     159,000       4.00     $1.92     159,000       $1.92
$2.40  -  $3.70      10,000       5.00     $3.35      10,000       $3.35
$4.51  -  $8.78     239,000       8.00     $5.22     234,000       $5.14
---------------   ---------     ------    ------    -------       ------
$ .60  -  $8.78     615,000       6.00     $2.96     610,000       $2.89
===============    ========      =====     =====    ========       =====

At December 31, 2005, 100,000 shares of common stock were reserved for future issuance of stock options.

During 2004, 294,000 shares of restricted stock were awarded to senior management under the 2003 Employee Stock Incentive Plan. The unearned portion of this grant is treated as a component of stockholders equity. The vesting period for 13,000 and 281,000 of these shares is three and ten years, respectively. The amount of compensation expense related to restricted stock awards in 2005 was $176,000.

In June 2003, the Company issued 78,000 warrants to its investment banker at an exercise price of $3.86 per share. At December 31, 2004, all of these warrants were converted into 46,000 shares of common stock pursuant to a cashless exercise.

 10.  EMPLOYEE BENEFIT PLAN:

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

  The Company contributed approximately $184,000 and $163,000 to the plan during the years ended December 31, 2005 and 2004, respectively.

  11.  INCOME TAXES:

     For the year ended December 31, 2005, the Company utilized net operating loss carryforwards to offset income taxes except for a $30,000 state income tax expense in Pennsylvania. For the year ended December 31, 2004, the Company utilized net operating loss carryforwards to offset all income, and accordingly, recorded no provision for income taxes.

     At December 31, 2005 and 2004, the Company has an alternative minimum tax credit of approximately $573,000 and $564,000, respectively, with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $25,000,000 and $9,700,000, respectively, at December 31, 2005. The net operating loss carryforwards expire through 2025.

     During the year ended December 31, 2005, the Company's deferred tax asset increased principally due to an income tax benefit relating to the exercise of stock options during the year. During the year ended December 31, 2004, the Company's deferred tax asset increased principally due to an income tax benefit relating to the exercise of stock options during the year and a reduction to its valuation allowance due to the projected increase in profitability of the Company, therefore allowing the Company to utilize more of its net operating loss carryforwards.

The components of the net income tax benefit for the year ended December 31, 2004, consist of:

Deferred:
  Federal         $  90,000
  State              10,000
                  ---------
Total  deferred   $ 100,000
                  =========

The reconciliation of income tax computed at the U.S. federal and state statutory tax rates to income tax expense is as follows:


December 31,                                      2005        2004
                                                  ----        ----
Tax at U.S. statutory rates                       34.0%      34.0%
State taxes                                        7.0        6.0
Exercise of stock options                           -        (1.0)
Utilization of net operating loss carryforward   (40.0)     (19.0)
Reduction in valuation allowance                    -       (25.0)
                                                ------     -------
                                                   1.0%      (5.0)%
                                                 =====     ========

The deferred tax asset is comprised of the following:


December 31,                                            2005              2004
                                                  ------------    -------------

Alternative minimum tax credit carryforward     $     573,000    $      564,000

Net operating loss and capital
 loss carryforwards(including pre-acquisition
  net operating loss carryforwards)                 8,774,000         8,370,000

Temporary differences in bases of assets and
 liabilities:
  Accounts receivable and inventory                   413,000           371,000
  Goodwill                                            122,000           336,000
  Deferred revenue                                    219,000           250,000
  Accrued expenses                                    100,000            62,000
  Property and equipment                              (13,000)          (24,000)
                                                   ----------     --------------
                                                      841,000           995,000
                                                   ----------     -------------
Total deferred tax asset                           10,188,000         9,929,000

Valuation allowances                               (8,185,000)       (9,165,000)
                                                 ------------    --------------
Net deferred tax asset                          $   2,003,000    $      764,000
                                                =============    ==============


12.  SIGNIFICANT  CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     Sales to significant customers accounted for approximately 51% (17%, 12%, 11% and 11%) and 56% (25%, 20%, and 11%) of the Company's consolidated net sales for the years ended December 31, 2005 and 2004, respectively.

     Significant customers of the Company's Electronics Segment accounted for approximately 51% (19%, 18% and 14%) and 86% (41%, 18%, 16% and 11%) of the
Electronics Segment's net sales for the years ended December 31, 2005 and 2004, respectively.

     Significant customers of the Company's Power Units Segment accounted for approximately 31% (17% and 14%) of the Power Units Segment's net sales for 2005. One significant customer of the Company's Power Units Segment accounted for approximately 23% of the Power Units Segment's net sales for the year ended December 31, 2004.


     Certain significant customers of the Company sell the Company's products to the U.S. government. Accordingly, a substantial portion of the net sales is subject to audit by agencies of the U.S. government. In the opinion of management, adjustments to such sales, if any, will not have a material effect on the Company's consolidated financial position or results of operations.

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


 13. LEASING ARRANGEMENTS:

    The Company entered into a sale-leaseback of its operating facility in 2001. The initial term of the operating lease expires in 2013 and may be extended by the Company at its option through February 2025. The Company recorded a deferred gain on the sale which is being recognized over the initial term of the lease. Additional operating leases are for Tulip's facility, a sales office and vehicles. The Company also has a capital lease obligation for equipment acquired in 2002.

     Future minimum lease payments as of December 31, 2005 under all operating and capital lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:


Year ending December 31,
     2006                            $     584,000
     2007                                  598,000
     2008                                  564,000
     2009                                  555,000
     2010                                  502,000
     Thereafter                          1,039,000
                                     -------------
Total future minimum lease payments     $3,842,000
                                     =============

Rent expense for operating leases was approximately $499,000 and $409,000 for the years ended December 31, 2005 and 2004, respectively.

  14.  COMMITMENTS   AND  CONTINGENCIES:

     The Company has employment agreements with its three executive officers which may be terminated by the Company with not less than three years' prior notice and with three other principal officers, for aggregate annual compensation of $1,717,000. In the event of a change in control of the Company, the executive officers have the right to elect a lump-sum payment representing future compensation due them over the remaining years of their agreements. In addition, the six officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $398,000 and $182,000 for the years ended December 31, 2005 and 2004, respectively.

  15.   BUSINESS  SEGMENTS:

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and the Company's wholly owned subsidiary, Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc. The Electronics Segment is engaged in the design, manufacture and sale of customized electronic components and subsystems. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

   The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.


The following is the Company's business segment information as of and for the years ended December 31, 2005 and 2004:


Year ended December 31,                        2005              2004
-----------------------                        ----              ----

Net sales:

Electronics:
  Domestic                             $ 13,878,000       $ 9,806,000
  Foreign                                   868,000            73,000
                                        -----------      ------------
Total Electronics                        14,746,000         9,879,000

Power Units:
  Domestic                                8,894,000         7,470,000
  Foreign                                   614,000           663,000
                                       -----------       ------------
Total Power Units                         9,508,000         8,133,000
                                       ------------      ------------
Total net sales                         $24,254,000       $18,012,000
                                       ===========       ============


Income (expenses) from operations:
  Electronics                          $  2,812,000     $  2,115,000
  Power Units                             1,587,000          647,000
  General corporate expenses
    not allocated                        (1,538,000)     (1,027,000)
   Interest expense                        (333,000)         (2,000)
  Investment and other income, net          186,000         104,000
                                       ------------      -----------
  Income from operations
   before income taxes                 $  2,714,000    $  1,837,000
                                       ============     ============

December 31,                                   2005            2004
------------                                  -----            ----
Assets:
  Electronics                          $  8,383,000     $  5,386,000
  Power Units                             4,854,000        5,696,000
General corporate assets
           not allocated                 15,915,000        3,960,000
                                        -----------     -----------
      TOTAL ASSETS                      $29,152,000      $15,042,000
                                        ==========      ============
Depreciation and amortization:
  Electronics                         $     468,000     $     51,000
  Power Units                                19,000           18,000
  Corporate                                 199,000           61,000
                                      -------------   --------------
  TOTAL DEPRECIATION AND AMORTIZATION $     686,000     $    130,000
                                      ============    ==============


  16.  INCOME  PER  COMMON  SHARE:

     The following table sets forth the computation of basic and diluted income per common share:


Year  ended  December  31,                         2005          2004
                                                -------         -----
Denominator:
  Denominator for basic income per
   share - weighted-average common shares     4,056,000     3,478,000

Effect of dilutive securities:
  Unearned portion of restricted stock awards    65,000        17,000
  Employee and director stock options           348,000       389,000
  Warrants                                         -           15,000
                                              ---------    ----------
Dilutive potential common shares                413,000       421,000
                                              ---------   -----------
Denominator for diluted income
 per share - weighted-average common
 shares and assumed conversions               4,469,000     3,899,000
                                              ========      =========

The numerator for basic and diluted income per share for the years ended December 31, 2005 and 2004 is the net income for each year.

Stock options and a certain unvested portion of a restricted stock award totaling 11,000 shares were outstanding during the year ended December 31, 2004, but were not included in the computation of earnings per share. The inclusion of these instruments would have been antidilutive due to the options' exercise prices and grant date market price of the restricted stock being greater than the average market price of the Company's common shares during the respective periods.

      17.   RELATED PARTY TRANSACTION:

 Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The lease is for 5 years and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For the year ended December 31, 2005, the total amount paid under this lease was approximately $82,000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  30,  2006                    By:  /s/  Dennis  Sunshine
                                                 ---------------------
                                            Dennis  Sunshine,  President
                                            and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                              DATE
---------                 -----                              ----

/s/ Dennis Sunshine     President, Chief Executive
--------------------    Officer and Director
Dennis  Sunshine        (Principal  Executive  Officer)  March  30,  2006

/s/ Mitchell Binder     Vice President-Finance,
--------------------    Chief Financial Officer,
Mitchell Binder         and Director
                        (Principal  Financial  Officer)  March  30,  2006

/s/  Bruce  Reissman
---------------------
Bruce Reissman          Executive Vice President,
                        Chief Operating Officer and
                        Director                         March  30,  2006

/s/  Arthur  Rhein
-------------------
Arthur  Rhein           Director                         March  30,  2006

/s/  Bernard  Karcinell
------------------------
Bernard  Karcinell      Director                         March  30,  2006

 /s/  Lee  Feinberg
-------------------
Lee  Feinberg           Director                         March  30,  2006