Form 10QSB
period 2006-03-31
ORBIT INTERNATIONAL CORP
filed 2006-05-15
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark one)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the Quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act: Yes___ No X
                                                 --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of May 10, 2006 was 4,583,071.
                             ---------

Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                    --


                                      INDEX

                                                                     Page No.
                                                                     --------

Report of Independent Registered Public Accounting Firm                    3

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     March  31,  2006(unaudited)  and  December  31,  2005                4-5

     Condensed  Consolidated  Statement  of  Operations
     (unaudited)  Three  Months  Ended
       March  31,  2006  and  2005                                         6

     Condensed  Consolidated  Statement  of  Cash  Flows
     (unaudited)  Three  Months  Ended  March  31,  2006  and  2005        7

     Notes  to  Condensed  Consolidated  Financial  Statements            8-15

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                             16-22

     Item  3  -  Controls  and  Procedures                                 23

Part  II.     Other  Information:

     Item  6  -  Exhibits                                                  24

     Signatures                                                            25

     Exhibits                                                            26-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



May  2,  2006



                         PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                               March 31,     December 31,
                                                 2006           2005
                                              ----------   -----------
                                             (unaudited)

ASSETS
---------------------------

Current assets:

  Cash and cash equivalents                 $   2,195,000  $ 3,933,000
  Investments in marketable securities          2,878,000    1,012,000
  Accounts receivable (less allowance for
   doubtful accounts)                           4,146,000    3,695,000
  Inventories.                                  9,130,000    9,055,000
  Deferred tax asset                              784,000      784,000
  Other current assets                            192,000      130,000
                                             ------------  -----------

   Total current assets                        19,325,000   18,609,000

Property and equipment, net                       370,000      357,000

Goodwill                                        6,135,000    6,130,000

Intangible assets, net                          1,530,000    1,639,000

Deferred tax asset                              1,254,000    1,219,000

Other assets                                    1,220,000    1,198,000
                                             ------------ ------------


   TOTAL ASSETS                             $  29,834,000  $29,152,000
                                            =============  ===========





See accompanying notes.






                                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                     (continued)


                                                 March 31,    December 31,
                                                     2006          2005
                                            --------------  --------------
                                                               (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------

Current liabilities:

  Current portion of long-term obligations    $   1,125,000   $ 1,125,000
  Accounts payable                                1,660,000       857,000
  Accrued expenses                                1,084,000     1,447,000
  Customer advances                                  12,000       256,000
  Deferred income                                    85,000        85,000
                                             --------------  ------------

     Total current liabilities                    3,966,000     3,770,000

Deferred income                                     491,000       513,000

Long-term obligations, net of current
 maturities                                       4,997,000     5,279,000
                                             -------------- -------------

   Total liabilities                              9,454,000     9,562,000
                                             --------------  ------------

STOCKHOLDERS' EQUITY

  Common stock - $.10 par value                     458,000       457,000
  Additional paid-in capital                     19,360,000    20,600,000
  Unearned compensation                                   -    (1,340,000)
  Accumulated other comprehensive loss               (7,000)       (4,000)
  Retained earnings (accumulated deficit).          569,000      (123,000)
                                              --------------  ------------

     Total stockholders' equity                  20,380,000    19,590,000
                                              --------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   29,834,000  $ 29,152,000
                                            ===============  =============







See accompanying notes.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)



                                      Three Months Ended
                                           March 31,
                                        2006             2005
                               -------------  ---------------


Net sales                 $         6,629,000   $  5,403,000

Cost of sales                       3,732,000      3,037,000
                          --------------------  -------------

Gross profit                        2,897,000      2,366,000
                          --------------------  -------------

Selling, general and
 administrative
  expenses                          2,146,000      1,769,000
Interest expense                      116,000          1,000
Investment and
 other income, net                  (  67,000)   (    33,000)
                          --------------------  -------------

Income before provision
 for income taxes                     702,000        629,000

Provision for income
 taxes                                 10,000              -
                          --------------------  -------------

NET INCOME                $           692,000   $    629,000
                          ====================  =============

Net income per
common share: (a)

       Basic                         $ .16            $.18
       Diluted                       $ .15            $.16




(a) Retroactively adjusted to reflect a twenty-five percent(25%) stock dividend effective July 18, 2005.









                             See accompanying notes.




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                     Three Months Ended
                                                        March 31,
                                                    2006          2005
                                              -------------------------
Cash flows from operating activities:
  Net income                                 $   692,000   $ 629,000
   Adjustments to reconcile net income
    to net cash provided by
     operating activities:
  Stock-based compensation expense                51,000           -
  Amortization of intangible assets              109,000           -
  Depreciation and amortization                   38,000      18,000
  Bond premium amortization                       13,000           -
  Deferred income.                               (22,000)    (21,000)
  Deferred tax benefit                           (35,000)    (11,000)
  Tax benefit of stock options exercised               -      11,000
  Expense due to stock grant                           -      44,000

Changes in operating assets and liabilities:
  Accounts receivable                           (451,000)   (743,000)
  Inventories                                    (75,000)    223,000
  Other current assets                           (62,000)     19,000
  Other assets                                   (22,000)    (89,000)
  Accounts payable                               803,000     395,000
  Accrued expenses                              (363,000)   (116,000)
  Customer advances                             (244,000)    653,000
                                             ------------  ----------

Net cash provided by operating activities        432,000   1,012,000

Cash flows from investing activities:

  Cash paid for direct costs relating to
   Tulip acquisition                              (5,000)          -
  Purchases of property and equipment            (51,000)    (34,000)
  Purchase of marketable securities           (1,882,000)     (2,000)
                                             ------------  ----------

Net cash used in investing activities         (1,938,000)    (36,000)

Cash flows from financing activities:

  Repayments of long-term debt                  (282,000)     (6,000)
  Tax benefit of stock options exercised          35,000           -
  Proceeds from exercise of stock options         15,000      14,000
                                             ------------  ----------

Net cash (used in) provided by
 financing activities                           (232,000)      8,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                             (1,738,000)    984,000

Cash and cash equivalents - January 1          3,933,000   1,112,000
                                              ----------   ----------

CASH AND CASH EQUIVALENTS - March 31          $2,195,000  $2,096,000
                                              ==========  ==========

Supplemental cash flow information:

Cash paid for interest                       $   117,000   $   1,000

                             See accompanying notes.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(NOTE  1)  -  Basis  of  Presentation:
 -------      ------------------------

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

     The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2006.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2005  contained  in  the  Company's  Form  10-KSB.

     On June 24, 2005, the Board of Directors approved a twenty-five percent (25%) stock dividend to shareholders of record on July 18, 2005. The payment date for the dividend was July 29, 2005. The stock dividend has been accounted for as a 5 for 4 stock split and all references to share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock dividend.

At March 31, 2006, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally, the awards vest based upon time-based conditions. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company began recognizing share-based compensation, under Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment, for all awards granted during the first quarter of 2006 and for the unvested portion of previous award grants based on each award's grant date fair value. The Company implemented Statement No. 123(R) using the modified prospective transition method. Under this transition method the Company's financial statements and related information presented, pertaining to periods prior to our adoption of SFAS No. 123 (R), have not been adjusted to reflect fair value of share-based compensation expense.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income before taxes and net income for the three months ended March 31, 2006, are approximately $7,000 lower than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have remained unchanged if the Company had not adopted SFAS No. 123(R). Share-based compensation expense included in selling, general and administrative expenses for the three months ended March 31, 2006 was approximately $51,000. No tax benefit was recorded relating to this expense due to the Company's net operating loss carryforwards.

(continued)


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the three months ended March 31, 2005:






                                     Three Months Ended
                                         March 31,
                                          2005
                                     ------------------

Net Income - as reported                $629,000

Add: Stock-based employee
compensation expense, included in
reported net income, net of related
tax effect                                44,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effect      ( 61,000)
                                        --------

Net Income - pro forma                  $612,000
                                        ========

Basic income per share - as reported    $   0.18
                                        ========

Basic income per share - pro forma      $   0.17
                                        ========

Diluted income per share - as reported  $   0.16
                                        ========

Diluted income per share - pro forma    $   0.15
                                        ========


     The Company estimated the fair value of its stock option awards on the date of grant using the Binomial calculation model, using the following assumptions:





                                     Three Months Ended
                                          March 31,
                                      2006          2005
                                     -----          -----

Dividend Yield                          -              -
Expected Volatility                   55.0%         116.0%
Risk-free interest rate               3.92%      3.81% to 4.58%
Expected life of options (in years)   9.01           9.01


Expected volatility assumptions utilized were based on volatility of the Company's stock price one year prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life is based on prior history of option activity. Dividend yield is based on prior history of cash dividends declared.

(continued)




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the period the restrictions lapse. The share based expense for these awards was determined based on the market price of the Company' stock at the date of grant applied to the total number of shares that were anticipated to vest and then amortized over the vesting period. As of March 31, 2006, the Company has unearned compensation of $1,296,000 associated with these awards. Also, in accordance with SFAS No. 123(R), the account "unearned compensation" recorded pursuant to APB 25 was reversed and is now a component of "additional paid-in capital".

     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123(R) requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows in the Statement of Cash Flows.

     Stock option activity during the three months ended March 31, 2006, under all our stock option plans is as follows:


                                                      Average
                                        Weighted      Remaining
                                        Average       Contractual
                            Number of   Exercise      Term
                            Shares      Price         (in  years)
                            ------      -----         -----------


Options  outstanding,
 January  1,  2006          615,000         $2.96           6.00

Granted                        -              -

Forfeited                    (2,000)        $1.84

Exercised                    (8,000)        $6.66
                             -------        -----

Options  outstanding,
 March  31,  2006
(Vested  and  expected
  to  vest)                  605,000        $2.96           6.00
                             =======        =====           ====

Outstanding  exercisable
 at  March  31,  2006        602,000        $2.93           6.00
                             =======        =====           ====

At March 31, 2006 the aggregate intrinsic value of options outstanding was $4,050,000 and the aggregate intrinsic value of options exercisable was $4,047,000. The intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $95,000.

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The following table summarizes the Company's nonvested stock option activity for the three months end March 31, 2006:


                               Number  of     Weighted-Average
                               Shares      Grant-Date  Fair  Value
                               ------      -----------------------


Nonvested  stock  options
 at  beginning  of  year        5,000             $5.79

Granted                           -                 -

Vested                            -                 -

Forfeited                      (1,000)            $5.79
                               -------            -----

Nonvested  stock  options
 At  end  of  year              4,000             $5.79
                                =====             =====

     At March 31, 2006 there was approximately $7,000 of unrecognized compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next three months.


(Note2) - Acquisition
-------   -----------

     On April 4, 2005, the Company acquired all of the issued and outstanding capital stock of Tulip Development Laboratory, Inc. and its affiliated manufacturing company, TDL Manufacturing, Inc. (collectively "Tulip"). The primary reason for the acquisition was the expansion of both our customer and product bases and the possibility of accretion to earnings. The total purchase price was $9.032 million consisting of $5.0 million in cash, which was funded by a term loan, a $2.0 million promissory note to the sellers, approximately 206,000 shares of Orbit stock valued at $1.5 million and direct acquisition costs of approximately $532,000.

     The Tulip acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of March 31, 2006. The operating results of Tulip are included in the consolidated financial statements since the date of acquisition.

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

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



     Tangible assets and liabilities:
      Cash                                             $  693,000
      Accounts receivable                               1,169,000
      Inventory                                           840,000
      Other current assets                                 12,000
      Property and equipment                              206,000
      Accounts payable                                   (254,000)
      Accrued expenses                                   (200,000)
      Due to stockholders                                (450,000)
      Customer advances                                  (216,000)
                                                       -----------
     Total net tangible assets and liabilities          1,800,000

     Amortizable intangible assets:
      Contract backlog                                  1,650,000
      Non-compete provision of employment contract        315,000
                                                        ----------
     Total amortizable intangible assets                1,965,000

     Goodwill                                           5,267,000
                                                       ----------

     Total purchase price                              $9,032,000
                                                       ==========


     The following summarized pro forma financial information presents the combined results of the Company and Tulip as if the acquisition had occurred as of the beginning of the periods presented. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition and recalculation of bonuses due to adjustments to net income, have been made to the combined results of operations for the three months ended March 31, 2005. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred at the beginning of the dates presented nor does it purport to represent the results of operations for future periods.





                        Three Months Ended
                            March 31,
                       2006         2005
                     (Actual)   (Pro forma)
                  -----------  -----------

Net Sales         $6,629,000  $ 7,057,000

Net Income           692,000      792,000

Basic earnings
 per share              0.16        0.21

Diluted earnings
 per share              0.15        0.19


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  3)  -  Financing  Arrangements:
 -------      -----------------------

     In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. In April 2006, the interest rate was reduced. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 1.50% plus the one-month London Inter-bank offer rate (LIBOR) (4.83% at March 31, 2006). No amounts have been borrowed under the credit facility.

In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip (Note 2). In April 2006, the interest rate was reduced. The Term Loan will have monthly principal payments of approximately $60,000 and bear interest equal to the sum of 1.50% plus the one-month LIBOR.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (7.75% at March 31, 2006). Principal payments of $100,000 are made on a quarterly basis along with accrued interest.



(NOTE 4) - Income Per Share:
 ------    ----------------

     The following table sets forth the computation of basic and diluted income per common share:



                                    Three Months Ended
                                        March 31,
                                       2006       2005
                                -----------------------
Denominator:
 Denominator for basic
 income per share -
 weighted-average common
 shares                          4,338,000  3,504,000
Effect of dilutive securities:
 Employee and directors
 stock options                     272,000    441,000
 Unearned portion of restricted
 stock awards                       79,000     46,000
                                 ---------  ---------

Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion                      4,689,000  3,991,000
                                 =========  =========

     The numerator for basic and diluted income per share for three month periods ended March 31, 2006 and 2005 is net income.

All outstanding options to purchase shares of common stock were included in the computation of diluted income per share for the three months ended March 31, 2006 and 2005.


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

(NOTE  5)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.


(NOTE 6) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                        March 31,    December 31,
                          2006         2005
                          ----         ----

Raw Materials       $ 4,656,000     $ 4,637,000
Work-in-process       3,835,000       3,813,000
Finished goods          639,000         605,000
                    -----------     -----------
     TOTAL          $ 9,130,000     $ 9,055,000
                    ===========     ===========


(NOTE 7) - Comprehensive Income:
-------    --------------------

     For the three months ended March 31, 2006 and 2005, total comprehensive income was $689,000 and $628,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

(NOTE 8) - Business Segments:
--------   -----------------

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and Tulip. The Electronics Segment is engaged in the design, manufacture and sale of customized electronic components and subsystems. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

     The following is the Company's business segment information for the three month periods ended March 31, 2006 and 2005:




                            Three Months Ended
                                March 31,
                            2006          2005
                            ----          ----
Net sales:
     Electronics
     Domestic           $ 3,936,000     $ 2,292,000
     Foreign            $   325,000          46,000
                        -----------      ----------
     Total Electronics  $ 4,261,000       2,338,000

     Power Units
          Domestic        2,254,000       2,976,000
          Foreign           114,000          89,000
                        ----------       ----------
     Total Power Units    2,368,000       3,065,000
                        -----------      ----------

          Total         $ 6,629,000     $ 5,403,000
                        ===========     ===========

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


Income from operations:
     Electronics        $   815,000    $   276,000
     Power Units            233,000        772,000
General corporate
     expenses not
     allocated             (297,000)      (451,000)
Interest expense           (116,000)        (1,000)
Investment and other
     income                  67,000         33,000
                         ----------    -----------
Income before
     income taxes        $  702,000    $   629,000
                         ==========    ===========


(NOTE 9) - Goodwill and Other Intangible Assets:
--------   -------------------------------------

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2006, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2006 and for the next five years is as follows:

               2006          $326,000
               2007           435,000
               2008           356,000
               2009           330,000
               2010            83,000
                              -------

               Total       $1,530,000
                           ==========

(NOTE  10)  -  Income  Taxes
----------     -------------

     For the three months ended March 31, 2006, the Company utilized net operating loss carryforwards to offset income taxes except for a $10,000 state income tax expense in Pennsylvania. For the three months ended March 31, 2005, the Company utilized net operating loss carryforwards to offset all income, and accordingly, recorded no provision for income taxes.

Item 2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive  Overview
-------------------

The Company achieved an increase in operating results for the three months ended March 31, 2006 compared to the prior year. The results of operations for the prior three month period ended March 31, 2005 do not include the operations of Tulip since the transaction was completed on April 4, 2005. Revenues increased by 23% and despite a slight decrease in gross margins and higher selling, general and administrative expenses during the current period, the Company recorded a 10% increase in net income for the three months ended March 31, 2006. Exclusive of Tulip, revenues decreased by 8.5% due to unusually strong sales in the prior year period recorded by our Power Units Segment as a result of large deliveries under its FLIR contract. Deliveries under this contract were completed in the second quarter of 2005. Our backlog at March 31, 2006 was approximately $14,300,000 compared to $15,200,000 at March 31, 2005. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue in 2006. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.9 to 1 current ratio at March 31, 2006. In April 2006, we renewed our credit facility with our primary lender at $2,500,000, which has not been used to date, and we decreased the interest rate on our Term Loan Agreement by seventy-five (75) basis points.


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

Impairment  of  Goodwill
------------------------

The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles is no longer subject to amortization. These costs were reviewed for potential impairment in 2004 and 2005. During the first quarter of 2006, the Company again determined that there was no impairment to goodwill and other intangible assets.

Material  Changes  in  Results  of  Operations
----------------------------------------------

Three  month  period  ended  March  31,  2006  v.  March  31,  2005
-------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems (the "Electronics Segment"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Units Segment"). The results of operations for the three months ended March 31, 2005 do not include the operations of Tulip since the transaction was completed on April 5, 2005.

Consolidated net sales for the three month period ended March 31, 2006 increased by 22.7% to $6,629,000 from $5,403,000 for the three month period ended March 31, 2005 principally due to a 82.3% increase in sales recorded by the Electronics Segment and partially offset by a 22.7% decrease in sales recorded by the Power Units Segment. Approximately 88% of the increase in sales from the Electronics Segment was due to the inclusion of Tulip in the current year. The decrease in sales from the Power Units Segment was principally due to unusually strong sales in the prior year as a result of large deliveries under the Segment's FLIR contract. Deliveries under this contract were completed in the second quarter of 2005.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2006 slightly decreased to 43.7% from 43.8% for the three month period ended March 31, 2005. This decrease resulted from a lower gross profit from the Company's Power Units Segment due principally to a decrease in the segment's sales and to product mix. This decrease was partially offset by a higher gross profit realized by the Electronics Segment due principally to a significant increase in the segment's sales and to higher gross margins recorded by Tulip that were included in the current period only.

     Selling, general and administrative expenses increased by 21.3% to $2,146,000 for the three month period ended March 31, 2006 from $1,769,000 for the three month period ended March 31, 2005 principally due to the inclusion of the operations of Tulip in the current period and $109,000 of amortization of intangible assets associated with the Tulip acquisition. Despite the increase in expenses, selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2006 decreased to 32.4% from 32.7% for the three month period ended March 31, 2005 principally due to the significant increase in sales.

     Interest expense for the three months ended March 31, 2006 increased to $116,000 from $1,000 for the year ended March 31, 2005 due to interest incurred in connection with a $5,000,000 acquisition loan from the Company's primary lender for the acquisition of Tulip, as well as interest incurred on the $2,000,000 promissory note to the former shareholders of Tulip.


     Investment and other income for the three month period ended March 31, 2006 increased to $67,000 from $33,000 for the three-month period ended March 31, 2005 principally due to an increase in the amounts invested during the current period and to an increase in interest rates.

     Net income before income tax provision was $702,000 for the three months ended March 31, 2006 compared to $629,000 for the three months ended March 31, 2005. The increase in income was principally due to the increase in sales from the Company's Electronics Segment principally due to the inclusion of Tulip, the slight decrease in selling, general and administrative expenses as a percentage of sales, the increase in investment and other income and despite the lower sales recorded by the Power Units Segment and the increase in interest expense.

     Income taxes for the three months ended March 31, 2006 consist of $10,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the three months ended March 31, 2006 was $692,000 compared to $629,000 for the three months ended March 31, 2005, an increase of 10.0%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the three months ended March 31, 2006 significantly increased by 46.8% to $1,016,000 from $692,000 for three months ended March 31, 2005. Listed below is the EBITDA reconciliation to net income:

                                      Three  months  ended
                                           March  31,
                                           ----------
                                   2006                   2005
                                   ----                   ----

Net  income                      $692,000             $629,000
Interest  expense                 116,000                1,000
Income  tax  expense               10,000                  -
Depreciation  and  amortization   147,000               18,000
Stock  based  compensation         51,000               44,000
                                 --------           ----------
EBITDA                         $1,016,000             $692,000
                               ==========             ========


Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $15,359,000 at March 31, 2006 compared to $14,839,000 at December 31, 2005. The ratio of current assets to current liabilities remained at 4.9 to 1 at March 31, 2006 from the ratio at December 31, 2005.

     Net cash provided by operations for the three month period ended March 31, 2006 was $432,000, primarily attributable to net income for the period, the non-cash amortization of intangible assets and stock based compensation and an increase in accounts payable that was partially offset by an increase in accounts receivable and a decrease in accrued expenses and customer advances. Net cash provided by operations for the three month period ended March 31, 2005 was $1,012,000, primarily attributable to the net income for the period, a decrease in inventory and an increase in accounts payable and customer advances that was partially offset by an increase in accounts receivable and a decrease in accrued expenses.

     Cash flows used in investing activities for the three month period ended March 31, 2006 was $1,938,000, primarily attributable to the purchases of marketable securities and property and equipment. Cash flows used in investing activities for the three month period ended March 31, 2005 was $36,000, primarily attributable to the purchases of property and equipment.

     Cash flows used in financing activities was $232,000, attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises. Cash flows provided by financing activities for the three month period ended March 31, 2005 was $8,000, attributable to the proceeds from stock option exercises that was partially offset by the repayment of long term debt.

     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In April 2006, the interest rates on both the Term Loan Agreement and the credit facility were reduced. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans prior to the renewal, under the facility, did bear interest equal to the sum of 2.00% plus the one-month LIBOR (4.83% at March 31, 2006.) and the Term Loan did bear interest equal to the sum of 2.25% plus the one-month LIBOR. Pursuant to the renewal, both the credit facility and the Term Loan will bear interest equal to the sum of 1.50% plus the one-month LIBOR. Monthly principal payments under the Term Loan of approximately $60,000 per month, commenced in June 2005.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (7.75% at March 31, 2006). Principal payments of $100,000 are made on a quarterly basis along with accrued interest.

     The Company's contractual obligations and commitments are summarized as follows:
                              Less  than   1-3           4-5        After  5
Obligation          Total     1  Year      Years        Years        Years
---------          -----      -------      -----        -----      ---------

Long-term  debt   $6,105,000  $1,114,000 $3,343,000   $1,648,000        -

Capital  lease
   Obligations        17,000      10,000      7,000        -            -

Operating  leases  3,679,000     574,000  1,708,000      958,000    $439,000
                  ----------   ---------  ---------    ---------    --------

Total  contractual
    Obligations   $9,801,000  $1,698,000  $5,058,000  $2,606,000    $439,000

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

Inflation  has  not  materially  impacted  the  operations  of  the  Company.

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Segment. The Company's Electronics Segment and the Custom Division of its Power Units Segment are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The
Company has realized a significant increase to the backlog of its Power Units Segment during 2004 and shipments from this Segment contributed to very strong operating results for the first and second quarters of 2005. In particular, during 2005, its commercial division realized an increase in bookings, particularly for military requirements for its standard commercial products. Both of the Company's business segments had strong bookings in 2004 and 2005 and have continued into 2006. The addition of Tulip in April 2005 added approximately $4.5 million to the Company's backlog. Although the Electronics Segment and the Custom Division of the Power Units Segment are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards.

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

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available, although at increasingly higher valuations. In April 2005, it completed the acquisition of Tulip. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but none have progressed beyond a preliminary due diligence stage.


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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     May 15, 2006     /s/ Dennis Sunshine
                            -------------------
                           Dennis Sunshine, President,
                           Chief Executive Officer and
                           Director



Dated:     May 15, 2006     /s/Mitchell Binder
                            ------------------
                           Mitchell Binder, Vice
                           President-Finance, Chief
                           Financial Officer
                           and Director