Form 10QSB
period 2006-06-30
ORBIT INTERNATIONAL CORP
filed 2006-08-14
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark one)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the Quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes___ No X
                                                  --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of August 10, 2006 was 4,583,071.
                                ---------

Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                    --




                                      INDEX

                                                                       Page No.
                                                                       --------

Report of Independent Registered Public Accounting Firm                   3

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     June  30,  2006(unaudited)  and  December  31,  2005                4-5

     Condensed  Consolidated  Statements  of  Operations
     (unaudited)  Six  and  Three  Months  Ended
       June  30,  2006  and  2005                                         6

     Condensed  Consolidated  Statement  of  Cash  Flows
     (unaudited)  Six  Months  Ended  June  30,  2006  and  2005          7

     Notes  to  Condensed  Consolidated  Financial  Statements           8-16

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                            17-25

     Item  3  -  Controls  and  Procedures                               26

Part  II.     Other  Information:

     Item  6  -  Exhibits  and  Reports  on  Form  8-K                  27-28

     Signatures                                                          29

     Exhibits                                                           30-35





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



July  27,  2006





                            PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET



                                                              June 30,    December 31,
                                                                2006          2005
                                                             ---------   -------------
                                                            (unaudited)

                 ASSETS
                 -------

                 Current assets:

                 Cash and cash equivalents                 $   2,806,000  $ 3,933,000
                 Investments in marketable securities          3,486,000    1,012,000
                 Accounts receivable (less allowance for
                 doubtful accounts)                            3,575,000    3,695,000
                 Inventories.                                  9,170,000    9,055,000
                 Deferred tax asset                              784,000      784,000
                 Other current assets                            164,000      130,000
                                                           -------------  -----------

                 Total current assets                         19,985,000   18,609,000

                 Property and equipment, net                     386,000      357,000

                 Goodwill                                      6,135,000    6,130,000

                 Intangible assets, net                        1,421,000    1,639,000

                 Deferred tax asset                            1,254,000    1,219,000

                 Other assets                                    562,000    1,198,000
                                                           -------------  -----------


                 TOTAL ASSETS                              $  29,743,000  $29,152,000
                                                           =============  ===========





See accompanying notes.






                                       ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                                       (continued)


                                                                             June 30,     December 31,
                                                                               2006          2005
                                                                            ----------   ------------
                                                                           (unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

                        Current liabilities:

                        Current portion of long-term obligations        $   1,125,000   $ 1,125,000
                        Accounts payable                                    1,111,000       857,000
                        Accrued expenses                                    1,212,000     1,447,000
                        Customer advances                                      30,000       256,000
                        Deferred income                                        85,000        85,000
                                                                       --------------  ------------

                        Total current liabilities                           3,563,000     3,770,000

                        Deferred income                                       470,000       513,000

                        Long-term obligations, net of current
                        maturities.                                         4,716,000     5,279,000
                                                                       --------------  ------------

                        Total liabilities                                   8,749,000     9,562,000
                                                                       --------------  ------------

                        STOCKHOLDERS' EQUITY

                        Common stock - $.10 par value, 10,000,000
                        shares authorized, 4,583,000 shares issued
                        and outstanding                                       458,000       457,000
                        Additional paid-in capital                         19,415,000    20,600,000
                        Unearned compensation                                       -    (1,340,000)
                        Accumulated other comprehensive loss                  (37,000)       (4,000)
                        Retained earnings (accumulated deficit).            1,158,000      (123,000)
                                                                       --------------  ------------

                        Total stockholders' equity                         20,994,000    19,590,000
                                                                       --------------  ------------


                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   29,743,000  $ 29,152,000
                                                                       ==============  ============





See accompanying notes.






                                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)



                                       Six Months Ended                    Three Months Ended
                                           June 30,                            June 30,
                                      2006                2005             2006         2005
                               -----------     ---------------      -----------   ----------


Net sales             $         12,739,000   $      12,128,000       $6,110,000   $6,725,000

Cost of sales                    7,155,000           6,714,000        3,423,000    3,677,000
                      --------------------   -----------------      -----------   ----------

Gross profit                     5,584,000           5,414,000        2,687,000    3,048,000
                      --------------------   -----------------      -----------   ----------

Selling, general and
 administrative
  expenses                       4,201,000           3,935,000        2,055,000    2,166,000
Interest expense                   228,000             103,000          112,000      102,000
Investment and
 other income, net               ( 151,000)         (   77,000)        ( 84,000)    ( 44,000)
                      ---------------------  ------------------     -----------    ----------
Income before
 provision for
  income taxes                   1,306,000           1,453,000          604,000      824,000

Provision for
  income taxes                      25,000                -              15,000         -
                      --------------------   ------------------      -----------  -----------


NET INCOME                      $1,281,000  $        1,453,000         $589,000     $824,000
                      ====================  ==================       ==========    ==========

Net income per
common share:


     Basic                    $    .29           $      .38          $    .14     $    .20
     Diluted                  $    .27           $      .34          $    .13     $    .18




See accompanying notes.





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                                2006        2005
                                                         -----------   ---------
Cash flows from operating activities:
   Net income                                             $1,281,000   $1,453,000
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
   Stock-based compensation expense                          106,000            -
   Amortization of intangible assets                         218,000      110,000
   Depreciation and amortization                              69,000       46,000
   Bond premium amortization                                  23,000        4,000
   Deferred income.                                          (43,000)     (42,000)
   Expense due to stock grant                                      -       88,000

Changes in operating assets and liabilities:
   Accounts receivable                                       120,000      223,000
   Inventories                                              (115,000)     171,000
   Other current assets                                      (34,000)      49,000
   Other assets                                              636,000     (114,000)
   Accounts payable                                          254,000      266,000
   Due to former shareholders of Tulip/TDLM                        -     (450,000)
   Accrued expenses                                         (235,000)     172,000
   Customer advances                                        (226,000)     298,000
                                                         ------------  -----------

Net cash provided by operating activities                  2,054,000    2,274,000

Cash flows from investing activities:

 Cash paid for direct costs relating to
  Tulip acquisition                                           (5,000)  (4,688,000)
 Purchases of property and equipment                         (98,000)     (45,000)
 Sale of marketable securities                               158,000         -
 Purchase of marketable securities                        (2,688,000)    (442,000)
                                                        -------------  -----------

Net cash used in investing activities                     (2,633,000)  (5,175,000)

Cash flows from financing activities:

 Repayments of long-term debt                              (563,000)      (67,000)
 Proceeds from issuance of long term debt                        -      5,000,000
 Proceeds from exercise of stock options                     15,000     1,047,000
                                                         ----------     ---------

Net cash (used in) provided by
 financing activities                                      (548,000)    5,980,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                        (1,127,000)    3,079,000

Cash and cash equivalents - January 1                     3,933,000     1,112,000
                                                         ----------    ----------

CASH AND CASH EQUIVALENTS - June 30                      $2,806,000   $ 4,191,000
                                                         ==========   ===========

Supplemental cash flow information:

 Cash paid for interest                                  $  232,000   $    41,000

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

     The results of operations for the six and three months ended June 30, 2006, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2006.

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

     For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statements presentation in 2006.

In July 2006, the Financial Accounting Standards Board("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

     At June 30, 2006, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally, the awards vest based upon time-based conditions. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company began recognizing share-based compensation, under Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment, for all awards granted during 2006 and for the unvested portion of previous award grants based on each award's grant date fair value. The Company implemented Statement No. 123(R) using the modified prospective transition method. Under this transition method the Company's financial statements and related information presented, pertaining to periods prior to our adoption of SFAS No. 123 (R), have not been adjusted to reflect fair value of share-based compensation expense.

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income before taxes and net income for the six and three months ended June 30, 2006 are lower by approximately $18,000 and $11,000, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $.01 higher if the Company had not adopted SFAS No. 123(R). Basic and diluted earnings per share for the three months ended June 30, 2006 would have remained unchanged if the Company had not adopted SFAS 123(R). Share-based compensation expense included in selling, general and administrative expenses for the six and three months ended June 30, 2006 was approximately $106,000 and $55,000, respectively. No tax benefit was recorded relating to this expense due to the Company's net operating loss carryforwards.

     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the six and three months ended June 30, 2005:




                                            Six Months Ended    Three Months Ended
                                               June 30,             June 30,
                                                 2005                2005
                                            --------------- ------------------

Net Income - as reported                    $ 1,453,000       $     824,000

Add: Stock-based employee compensation
 expense, included in reported net income,
 net of related tax effect                       88,000              44,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effect           (  142,000)            (81,000)
                                            ------------       -------------

Net Income - pro forma                      $ 1,399,000        $    787,000
                                            ============       ============

Basic income per share - as reported        $      0.38             $ 0.20
                                            ============             ======

Basic income per share - pro forma          $      0.37             $ 0.19
                                            ============             ======

Diluted income per share - as reported      $      0.34             $ 0.18
                                            ============             ======

Diluted income per share - pro forma        $      0.33             $ 0.18
                                            ============             ======


The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model for 2006 grants and the Binomial calculation model for 2005 grants. The assumptions used for stock grants issued during the following periods were as follows:

                                                Six Months Ended
                                                   June 30,
                                          2006                  2005
                                          ----                  ----

Dividend Yield                              -                      -
Expected Volatility                  53.86% to 55.52%           55.00%
Risk-free interest rate               4.87% to  5.21%            3.92%
Expected life of options (in years)        5.50                  9.01

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     Expected volatility assumptions utilized for 2006 and 2005 were based on the volatility of the Company's stock price for three years and one year, respectively, prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2006 was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Bulletin No. 107 and represents the period of time that options are expected to be outstanding. Expected life for 2005 was based on prior history of option activity. Dividend yield is based on prior history of cash dividends declared.

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the period the restrictions lapse. The share based expense for these awards was determined based on the market price of the Company' stock at the date of grant applied to the total number of shares that were anticipated to vest and then amortized over the vesting period. As of June 30, 2006, the Company has unearned compensation of $1,252,000 associated with these awards. Also, in accordance with SFAS No. 123(R), the account "unearned compensation" recorded pursuant to APB 25 was reversed and is now a component of "additional paid-in capital".

     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123(R) requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows in the Statement of Cash Flows.

     Stock option activity during the six months ended June 30, 2006, under all our stock option plans is as follows:




                                              Average
                                    Weighted  Remaining
                                    Average   Contractual
                          Number of Exercise  Term
                            Shares  Price     (in years)
                         ---------  -----     ---------

Options outstanding,
 January 1, 2006          615,000   $2.96        6.00

Granted                     8,000    7.85       10.00

Forfeited                  (2,000)   6.66         -

Exercised                  (8,000)   1.84         -
                          --------  -----      ------

Options outstanding,
 June 30, 2006
(Vested and expected
  to vest)                613,000   $3.02        5.00
                          ========  =====     =======

Outstanding exercisable
 at June 30, 2006         605,000   $2.96        5.00
                          ========  =====     ========



(continued)


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     At June 30, 2006 the aggregate intrinsic value of options outstanding was $2,568,000 and the aggregate intrinsic value of options exercisable was $2,573,000. The intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $95,000.

     The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2006:



                            Number  of     Weighted-Average
                             Shares     Grant-Date  Fair  Value
                             ------     -----------------------

Nonvested  stock  options
 at  beginning  of  year      5,000           $5.79

Granted                       8,000            4.31

Vested                       (4,000)           5.79

Forfeited                    (1,000)           5.79
                             -------           ----

Nonvested  stock  options
 At  end  of  year            8,000           $4.31
                              =====           =====

     At June 30, 2006, there was approximately $29,000 of unrecognized compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next twelve months.

(Note2) - Acquisition
-------   -----------

     On April 4, 2005, the Company acquired all of the issued and outstanding capital stock of Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc.(collectively "Tulip"). The primary reason for the acquisition was the expansion of both our customer and product bases and the possibility of accretion to earnings. The total purchase price was $9.032 million consisting of $5.0 million in cash, which was funded by a term loan, a $2.0 million promissory note to the sellers, approximately 206,000 shares of Orbit stock valued at $1.5 million and direct acquisition costs of approximately $532,000.

     The Tulip acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheets as of June 30, 2006 and 2005. The operating results of Tulip are included in the consolidated financial statements since the date of acquisition.

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

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



Tangible assets and liabilities:
      Cash                                             $  693,000
      Accounts receivable                               1,169,000
      Inventory                                           840,000
      Other current assets                                 12,000
      Property and equipment                              206,000
      Accounts payable                                   (254,000)
      Accrued expenses                                   (200,000)
      Due to stockholders                                (450,000)
      Customer advances                                  (216,000)
                                                       -----------
     Total net tangible assets and liabilities          1,800,000

     Amortizable intangible assets:
      Contract backlog                                  1,650,000
      Non-compete provision of employment contract        315,000
                                                         --------
     Total amortizable intangible assets                1,965,000

     Goodwill                                           5,267,000
                                                       ----------

     Total purchase price                              $9,032,000
                                                       ==========

The following summarized pro forma financial information presents the combined results of the Company and Tulip as if the acquisition had occurred as of the beginning of 2005. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition and recalculation of bonuses due to adjustments to net income, have been made to the combined results of operations for the six months ended June 30, 2005. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred at the beginning of the dates presented nor does it purport to represent the results of operations for future periods.


                        Six Months Ended
                            June 30,
                             2005
                          (Pro forma)
                          -----------

Net Sales                 $13,782,000

Net Income                  1,616,000

Basic earnings
 per share                    0.41

Diluted earnings
 per share                    0.37


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


(NOTE  3)  -  Financing  Arrangements:
 -------      -----------------------

     In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2006, the interest rate was reduced. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility bear interest equal to the sum of 1.50% plus the one-month London Inter-bank offer rate (LIBOR) (5.33% at June 30, 2006). No amounts have been borrowed under the credit facility.

In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip (Note 2). In April 2006, the interest rate was reduced. The Term Loan has fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of approximately $1,500,000. The loan bears interest equal to the sum of 1.50% plus the one-month LIBOR.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (8.25% at June 30, 2006) plus 2.00%. Principal payments of $100,000 are made on a quarterly basis along with accrued interest.

(NOTE 4) - Income Per Share:
 ------    ----------------

     The following table sets forth the computation of basic and diluted income per common share:





                                     Six Months Ended         Three Months Ended
                                          June 30,                June 30,
                                       2006       2005        2006        2005
                                  ---------   ---------     ------      ------
Denominator:
   Denominator for basic
   income per share -
   weighted-average common
   shares                          4,348,000  3,814,000   4,349,000   4,071,000
Effect of dilutive securities:
   Employee and directors
   stock options                     255,000    388,000     231,000     331,000
   Unearned portion of restricted
   stock awards                       64,000     51,000      47,000      56,000
                                   ---------   --------    --------   ----------
Denominator for diluted
 income per share -
 weighted-average common
 shares and assumed
 conversion                        4,667,000  4,253,000   4,627,000   4,458,000
                                   =========  =========   =========   =========


(continued)

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The numerator for basic and diluted income per share for the six and three month periods ended June 30, 2006 and 2005 is net income.

     Options to purchase 6,000 shares of common stock were outstanding during the three months ended June 30, 2006 and options to purchase 5,000 shares were outstanding for the six and three periods ended June 30, 2005, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

     Approximately 234,000 shares of common stock were outstanding during the three and six months ended June 30, 2006, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.


(NOTE  5)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 6) - Inventories:
-------    -----------

     Inventories are comprised of the following:




                 June 30,    December 31,
                       2006           2005
                 ----------  -------------

Raw Materials    $4,677,000  $   4,637,000
Work-in-process   3,851,000      3,813,000
Finished goods      642,000        605,000
                 ----------  -------------
TOTAL            $9,170,000     $9,055,000
                ===========  =============



(NOTE 7) - Comprehensive Income:
-------    --------------------

     For the six and three months ended June 30, 2006, total comprehensive income was $1,248,000 and $559,000, respectively. For the comparable periods during 2005, total comprehensive income was $1,446,000 and $818,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

(NOTE 8)  -  Business Segments:
--------     -----------------

     The Company operates through two business segments. The Electronics Segment (or "Electronics Group") is comprised of the Orbit Instrument Division and the Company's Tulip subsidiary. The Electronics Segment is engaged in the design, manufacture and sale of customized electronic components and subsystems. The Company's Power Units Segment (or "Power Group"), through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

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

(continued)


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


     The following is the Company's business segment information for the six and three month periods ended June 30, 2006 and 2005.




                                     Six Months Ended                  Three Months Ended
                                          June 30,                        June 30,
                                      2006             2005           2006         2005
                          ----------------    -------------    -----------  -----------
Net sales:
 Electronics
  Domestic            $         7,682,000       $ 6,233,000     $3,746,000   $3,941,000
  Foreign                         657,000           129,000        332,000        83,000
                           --------------       -----------    -----------  -----------
 Total Electronics              8,339,000         6,362,000      4,078,000    4,024,000

 Power Units
   Domestic                     4,118,000         5,438,000      1,864,000     2,462,000
   Foreign                        282,000           328,000        168,000       239,000
                             ------------       -----------    -----------   -----------
 Total Power Units              4,400,000         5,766,000      2,032,000     2,701,000
                             ------------       -----------    -----------   -----------

  Total               $        12,739,000       $12,128,000     $6,110,000    $6,725,000
                       ==================      ============    ===========   ===========

Income from operations:
  Electronics         $         1,632,000       $ 1,027,000     $  817,000    $  751,000
  Power Units                     423,000         1,265,000        190,000       493,000
General corporate
 expenses not
 allocated                       (672,000)        (813,000)       (375,000)     (362,000)
Interest expense                 (228,000)        (103,000)       (112,000)     (102,000)
Investment and other
 income                           151,000           77,000          84,000        44,000
                       ------------------      ------------    -----------   -----------
Income before
income taxes          $         1,306,000      $ 1,453,000      $  604,000    $  824,000
                      ===================      ============    ===========    ==========



(NOTE 9)  -  Goodwill and Other Intangible Assets:
--------     -------------------------------------

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

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2006 and for the next four years are as follows:

               2006          $217,000
               2007           435,000
               2008           356,000
               2009           330,000
               2010            83,000
                             --------

               Total       $1,421,000


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



(NOTE  10)  -  Income  Taxes
----------     -------------

     For the six and three months ended June 30, 2006, the Company utilized net operating loss carryforwards to offset income taxes except for a provision for state income tax expense in Pennsylvania. The amount of the provision was $25,000 and $15,000, respectively, for the six and three months ended June 30, 2006. For the six and three months ended June 30, 2005, the Company utilized net operating loss carryforwards to offset all income, and accordingly, recorded no provision for income taxes.





Item 2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Overview
------------------

The Company recorded a decrease in operating results for the three and six month periods ended June 30, 2006. The results of operations for the prior six month period ended June 30, 2005 include the operations of Tulip as of April 4, 2005, the date the transaction was completed. Revenues decreased by 9.1% and the Company's gross profit margins slightly decreased for the three-month period ended June 30, 2006 compared to the prior period. Revenues slightly increased by 5% and gross margins decreased for the six month period ended June 30, 2006 compared to the prior period principally due to the inclusion of the operations of Tulip in the current six-month period. Net income for both the three month and six month periods ended June 30, 2006 decreased compared to the prior periods. The decline in profitability in the second quarter and six month period was due to unusually strong revenues and profitability recorded by our Power Group in the prior periods as a result of large deliveries under the FLIR contract, which completed shipments in the second quarter of 2005. Our backlog at June 30, 2006 was approximately $10,900,000 compared to $14,500,000 at June 30, 2005 primarily due to a lower backlog from the Electronics Group. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Many of the follow-on orders that we expected to be recorded in the second quarter were not received due to program funding delays. We remain confident that these follow-on orders will be received. Our profitability over the past few years has significantly strengthened our balance sheet evidenced by our 5.6 to 1 current ratio at June 30, 2006. We currently have a $2,500,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also believe we have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.


Critical  Accounting  Policies
------------------------------

The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset, goodwill impairment and the valuation of share-based compensation. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.


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

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible assets". Under the provisions of SFAS 142, the cost of certain intangibles will no longer be subject to amortization. These costs were reviewed for potential impairment in 2004 and 2005. During the first quarter of 2006, the Company again determined that there was no impairment to its goodwill and other intangible assets.

Share-Based  Compensation
-------------------------

Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $106,000 and $55,000, respectively, for the six and three months ended June 30, 2006. The estimated fair value of stock options granted in 2006 were calculated using the the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

Material  Changes  in  Results  of  Operations
----------------------------------------------

Three-month  period  ended  June  30,  2006  v.  June  30,  2005
----------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Group"). The results of operations for the prior six month period ended June 30, 2005 include the operations of Tulip since April 4, 2005, the date the transaction was completed.

     Consolidated net sales for the three-month period ended June 30, 2006 decreased by 9.1% to $6,110,000 from $6,725,000 for the three month period ended June 30, 2005 principally due to a 24.8% decrease in sales from its Power Group that was partially offset by a slight 1.3% increase in sales from the Electronics Group. The decrease in sales from the Power Group was due to unusually strong sales in the prior period as a result of large deliveries under the FLIR contract, which completed shipping in the second quarter of 2005.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2006 decreased to 44.0% from 45.3% for the three-month period ended June 30, 2005. This decrease resulted from a lower gross profit from both the Company's Electronics and Power Groups. The decrease in gross profit from the Electronics Group was principally due to product mix. The decrease in gross profit by the Power Group was due principally to a decrease in sales and product mix.

     Selling, general and administrative expenses decreased by 5.1% to $2,055,000 for the three month period ended June 30, 2006 from $2,166,000 for the three month period ended June 30, 2005 principally due to lower selling costs from the Power Group due to lower sales and lower corporate administrative costs. Despite the decrease in expenses, selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2006 increased to 33.6% from 32.2% for the three month period ended June 30, 2005 principally due to the decrease in sales from the Power Group.

     Interest expense, for the three month period ended June 30, 2006 slightly increased to $112,000 compared to $102,000 the three month period ended June 30, 2005, due to an increase in interest rates that was partially offset by the decrease in debt levels.

     Investment and other income for the three-month period ended June 30, 2006 increased to $84,000 from $44,000 for the three-month period ended June 30, 2005, principally due to an increase in amounts invested during the current period and to the increase in interest rates.

     Income before income tax provision for the three month period ended June 30, 2006 decreased to $604,000 from $824,000 for the three month period ended June 30, 2005, principally due to the decrease in sales and gross margins, the increase in selling, general and administrative expenses as a percentage of sales, the increase in interest expense and despite the increase in investment and other income.



     Income taxes for the three months ended June 30, 2006 consist of $15,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the three months ended June 30, 2006 was $589,000 compared to $824,000 for the three months ended June 30, 2005, a decrease of 28.5%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the three month period ended June 30, 2006 decreased to $911,000 from $1,108,000 for the three month period ended June 30, 2005. Listed below is the EBITDA reconciliation to net income:




                                            Three  months  ended
                                                 June  30,
                                      2006                  2005
                                      ----                  ----

Net  income                      $  589,000             $  824,000
Interest  expense                   112,000                102,000
Tax  expense                         15,000                   -
Depreciation  and  amortization     140,000                138,000
Stock  based  compensation           55,000                 44,000
                                     ------              ---------
EBITDA                           $  911,000             $1,108,000




Six-month  period  ended  June  30,  2006  v.  June  30,  2005
--------------------------------------------------------------

     Consolidated net sales for the six-month period ended June 30, 2006 increased by 5.0% to $12,739,000 from $12,128,000 for the six-month period ended June 30, 2005 principally due to a 31.1% increase in sales from its Electronics Group that was partially offset by a 23.7% reduction in sales from its Power Group. The increase in sales from the Electronics Segment was due to the inclusion of the operations of Tulip for the full current period. The decrease in sales from the Power Group was due to unusually strong sales in the prior period as a result of large deliveries under the FLIR contract, which completed shipping in the second quarter of 2005.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2006 decreased to 43.8% from 44.6% for the six-month period ended June 30, 2005. This decrease resulted from a lower gross profit realized by the Power Group due principally to a decrease in the segment's sales and to product mix that was partially offset by a higher gross profit from the Company's Electronics Group due principally to a higher gross profit realized by Tulip.

     Selling, general and administrative expenses increased by 6.8% to $4,201,000 for the six-month period ended June 30, 2006 from $3,935,000 for the six-month period ended June 30, 2005 principally due to the inclusion of the operations of Tulip for the full current period and despite lower selling costs from the Power Group and lower corporate administrative costs. Selling, general and administrative expenses, as a percentage of sales, for the six-month period ended June 30, 2006 increased to 33.0% from 32.4% for the six-month period ended June 30, 2005 principally due to the increase in expenses due to the inclusion of Tulip in the full current period, without a corresponding increase in sales.


     Interest expense, for the six month period ended June 30, 2006 increased to $228,000 compared to $103,000 for the six month period ended June 30, 2005, due to interest paid in connection with the Tulip acquisition that closed on April 4, 2005 and to the increase in interest rates.

     Investment and other income for the six month period ended June 30, 2006 increased to $151,000 from $77,000 for the six month period ended June 30, 2005 principally due to an increase in amounts invested during the current period and to the increase in interest rates.

     Income before income tax provision for the six month period ended June 30, 2006 decreased to $1,306,000 from $1,453,000 for the six month period ended June 30, 2005, principally due to the decrease in gross margins, the increase in selling, general and administrative expenses and despite the slight increase in sales and the increase in investment and other income.

     Income taxes for the six months ended June 30, 2006 consist of $25,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the six months ended June 30, 2006 was $1,281,000 compared to $1,453,000 for the six months ended June 30, 2005, a decrease of 11.8%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the six month period ended June 30, 2006 increased to $1,927,000 from $1,800,000 for the six month period ended June 30, 2005. Listed below is the EBITDA reconciliation to net income:

                                      Six  months  ended
                                          June  30,
                                   2006                  2005
                                   ----                  ----

Net  income                       $1,281,000           $1,453,000
Interest  expense                    228,000              103,000
Tax  expense                          25,000                -
Depreciation  and  amortization      287,000              156,000
Stock  based  compensation           106,000               88,000
                                  ----------            ---------
EBITDA                            $1,927,000           $1,800,000

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $16,422,000 at June 30, 2006 compared to $14,839,000 at December 31, 2005. The ratio of current assets to current liabilities increased to 5.6 to 1 at June 30, 2006 from 4.9 to 1 at December 31, 2005.

Net cash provided by operations for the six month period ended June 30, 2006 was $2,054,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation, a decrease in accounts receivable and other long term assets, and an increase in accounts payable that was partially offset by an increase in inventory and a decrease in accrued expenses and customer advances. Net cash provided by operations for the six month period ended June 30, 2005 was $2,274,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets, a decrease in accounts receivable and inventories, and an increase in accounts payable, accrued expenses and customer advances that was partially offset by an increase in other assets and a decrease in the amount due to the former shareholders of Tulip.

     Cash flows used in investing activities for the six-month period ended June 30, 2006 was $2,633,000, primarily attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the six-month period ended June 30, 2005 was $5,175,000, attributable to the purchase of Tulip, purchases of marketable securities and property and equipment.

     Cash flows used in financing activities for the six-month period ended June 30, 2006 was $548,000, attributable to the repayments of long term debt that was partially offset by stock option exercises. Cash flows provided by financing activities for the six-month period ended June 30, 2005 was $5,980,000, primarily attributable to the proceeds from the issuance of long term debt and the proceeds from stock option exercises that was partially offset by the repayments of long term debt.

     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In April 2006, the interest rates on both the Term Loan Agreement and the credit facility were reduced. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans prior to the renewal, under the facility, did bear interest equal to the sum of 2.00% plus the one-month LIBOR (5.33% at June 30, 2006) and the Term Loan did bear interest equal to the sum of 2.25% plus the one-month LIBOR. Pursuant to the renewal, both the credit facility and the Term Loan will bear interest equal to the sum of 1.50% plus the one-month LIBOR. Monthly principal payments under the Term Loan of approximately $60,000 per month, commenced in June 2005.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (8.25% at June 30, 2006). Principal payments of $100,000 are made on a quarterly basis along with accrued interest.


     The Company's contractual obligations and commitments are summarized as follows:






                              Less  than        1-3       4-5        After  5
Obligation          Total        1  Year       Years    Years         Years
----------          -----        -------       -----     -----      ---------

Long-term  debt   $5,826,000  $1,114,000   $3,343,000  $1,369,000       -

Capital  lease
   Obligations        15,000      11,000        4,000       -           -

Operating  leases  3,534,000     580,000    1,677,000     958,000  $319,000
                   ---------   ----------  ----------  ---------- ----------

Total  contractual
    Obligations   $9,375,000  $1,705,000    $5,024,000 $2,327,000  $319,000

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. The Company's
Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company realized a significant increase to the backlog of its Power Group during 2004 and shipments from this segment contributed to very strong operating results for the first and second quarters of 2005. In particular, during 2005, its commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Both of the Company's business segments had strong bookings in 2004 and 2005 that continued into the first quarter of 2006, however, during the second quarter of 2006, the Company began to experience a slowdown in its bookings due to program funding delays. The Company remains confident that it will receive most of these follow-on orders and option quantities that have been affected by these program funding delays, although the timing of their release remains uncertain. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards.

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

     There has been no changes to our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities and Use of Proceeds
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submissions of Matters to Vote of Security Holders

     An Annual Meeting of Stockholders of the Company was held on June 23, 2006. The holders of 4,583,071 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 3,761,086 shares of Common Stock, or approximately 82% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

     1. The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 3,711,707 votes for and 49,379 against, Bruce Reissman by 3,711,656 votes for and 49,430 against, Mitchell Binder by 3,690,866 votes for and 70,220 against, Arthur Rhein by 3,043,154 votes for and 717,932 against, Bernard Karcinell by 3,709,884 votes for and 51,202 against, Lee Feinberg by 3,041,828 votes for and 719,258 against and H. William Coogan by 3,731,219 for and 29,867 against.

     2. The stockholders voted 1,476,383 for and 1,006,574 the resolution to adopt the Company's 2006 Employee Stock Incentive Plan (9,299 votes abstained).

     3. The stockholders voted 3,731,503 for and 24,819 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2006 (4,764 votes abstained).

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

     (b)  Reports  on  8-K

          On  May 10, 2006, the Company filed a current report on Form 8-K under
Item 2.02 Results of Operations and Financial Condition relating to its press release issued on May 9, 2006, announcing the Company's operating results for the first quarter and three months ended March 31, 2006.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     August 14, 2006     /s/ Dennis Sunshine
                               -------------------
                               Dennis Sunshine, President,
                               Chief Executive Officer and
                               Director



Dated:     August 14, 2006     /s/ Mitchell Binder
                               ------------------
                               Mitchell Binder, Vice
                               President-Finance, Chief
                               Financial Officer
                               and Director