Form 10QSB
period 2006-09-30
ORBIT INTERNATIONAL CORP
filed 2006-11-13
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark one)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                For the Quarterly period ended September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's Common Stock, par value $.10, as of November 8, 2006 was 4,583,071.
                                 ---------

Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                    --



                                      INDEX

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                    3

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     September  30,  2006(unaudited)  and  December  31,  2005            4-5

     Condensed  Consolidated  Statements  of  Operations
     (unaudited)  Nine  and  Three  Months  Ended
       September  30,  2006  and  2005                                     6

     Condensed  Consolidated  Statement  of  Cash  Flows
     (unaudited)  Nine  Months  Ended  September  30,  2006  and 2005      7

     Notes  to  Condensed  Consolidated  Financial  Statements            8-16

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                             17-25

     Item  3  -  Controls  and  Procedures                                 26

Part  II.     Other  Information:

     Item  6  -  Exhibits  and  Reports  on  Form  8-K                     27

     Signatures                                                            28

     Exhibits                                                            29-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of September 30, 2006, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Orbit International Corp. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



October  31,  2006





                            PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET



                                                           September 30,   December 31,
                                                                   2006          2005
                                                           ------------    ------------
                                                            (unaudited)

ASSETS
---------------

Current assets:

                 Cash and cash equivalents                 $   2,826,000  $ 3,933,000
                 Investments in marketable securities          3,496,000    1,012,000
                 Accounts receivable (less allowance for
                 doubtful accounts)                            4,110,000    3,695,000
                 Inventories                                   9,127,000    9,055,000
                 Deferred tax asset                              717,000      784,000
                 Other current assets                            136,000      130,000
                                                           -------------  -----------

                 Total current assets                         20,412,000   18,609,000

                 Property and equipment, net                     437,000      357,000

                 Goodwill                                      6,135,000    6,130,000

                 Intangible assets, net                        1,312,000    1,639,000

                 Deferred tax asset                            1,321,000    1,219,000

                 Other assets                                    563,000    1,198,000
                                                           -------------  -----------


                 TOTAL ASSETS                              $  30,180,000  $29,152,000
                                                           =============  ===========












See accompanying notes.








                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                      (continued)



                                                              September 30,      December 31,
                                                                2006                2005
                                                             --------------     --------------
                                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
Current liabilities:

                 Current portion of long-term obligations    $   1,125,000      $ 1,125,000
                 Accounts payable                                1,134,000          857,000
                 Accrued expenses                                1,289,000        1,447,000
                 Customer advances                                   2,000          256,000
                 Deferred income                                    85,000           85,000
                                                               -----------      -----------

                 Total current liabilities                       3,635,000        3,770,000

                 Deferred income                                   449,000          513,000

                 Long-term obligations, net of current
                 maturities.                                     4,435,000        5,279,000
                                                              ------------      -----------

                 Total liabilities                               8,519,000        9,562,000
                                                              ------------      -----------

STOCKHOLDERS' EQUITY

                Common stock - $.10 par value, 10,000,000
                shares authorized, 4,583,000 and 4,575,000
                shares issued and outstanding in 2006
                and 2005, respectively                             458,000          457,000
                Additional paid-in capital                      19,467,000       20,600,000
                Unearned compensation                                 -          (1,340,000)
                Accumulated other comprehensive loss               (15,000)          (4,000)
                Retained earnings (accumulated deficit)          1,751,000         (123,000)
                                                              ------------      ------------

                Total stockholders' equity                      21,661,000       19,590,000
                                                              ------------     ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  30,180,000     $ 29,152,000
                                                             =============     ============







See accompanying notes.










                               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)


                                      Nine Months Ended                 Three Months Ended
                                         September 30,                     September 30,
                                    2006            2005               2006              2005
                                    ----            ----               -----             ----


Net sales                    $  18,910,000      $ 18,629,000       $6,171,000          $6,501,000

Cost of sales                   10,699,000        10,325,000        3,544,000           3,611,000
                                ----------        ----------      -----------          ----------

Gross profit                     8,211,000         8,304,000        2,627,000           2,890,000
                                ----------        ----------      -----------          -----------

Selling, general and
 administrative
  expenses                       6,218,000         5,996,000        2,017,000           2,061,000
Interest expense                   339,000           215,000          111,000             112,000
Investment and
 other income, net               ( 250,000)       (  132,000)        ( 99,000)           ( 55,000)
                               -----------        ----------       ----------          -----------
Income before
 provision for
  income taxes                   1,904,000         2,225,000          598,000             772,000

Provision for
  income taxes                      30,000              -               5,000                -
                               -----------        ----------       ----------           ----------


NET INCOME                      $1,874,000     $   2,225,000        $593,000             $772,000
                                ==========     =============        ========             =========

Net income per
common share:


Basic                         $    .43         $     .56           $   .14              $    .18
Diluted                       $    .40         $     .51           $   .13              $    .17













See accompanying notes.




ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2006            2005
                                                            -------------    ----------
Cash flows from operating activities:
     Net income                                             $   1,874,000    $2,225,000
     Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Stock-based compensation expense                             158,000            -
     Amortization of intangible assets                            327,000      217,000
     Depreciation and amortization                                 97,000      127,000
     Bond premium amortization                                     32,000       12,000
     Deferred income                                              (64,000)     (64,000)
     Expense due to stock grant                                         -      132,000

Changes in operating assets and liabilities:
     Accounts receivable                                         (415,000)    (505,000)
     Inventories                                                  (72,000)     (65,000)
     Other current assets                                          (6,000)      (4,000)
     Other assets                                                 635,000     (124,000)
     Accounts payable                                             277,000      357,000
     Due to former shareholders of Tulip/TDLM                           -     (450,000)
     Accrued expenses                                            (158,000)     108,000
     Customer advances                                           (254,000)     297,000
                                                              ------------  -----------

Net cash provided by operating activities                       2,431,000    2,263,000

Cash flows from investing activities:

    Cash paid for direct costs relating to
    Tulip acquisition                                             (5,000)   (4,688,000)
    Purchases of property and equipment                         (177,000)      (89,000)
    Proceeds from sale of marketable securities                  158,000            -
    Purchase of marketable securities                         (2,685,000)     (727,000)
                                                              -----------    ----------

Net cash used in investing activities                         (2,709,000)   (5,504,000)

Cash flows from financing activities:

    Repayments of long-term debt                                (844,000)     (349,000)
    Proceeds from issuance of long term debt                           -     5,000,000
    Proceeds from exercise of stock options                       15,000     1,224,000
                                                              -----------   ----------

Net cash (used in) provided by
financing activities                                            (829,000)    5,875,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                             (1,107,000)    2,634,000

Cash and cash equivalents - January 1                          3,933,000     1,112,000
                                                             -----------    ----------

CASH AND CASH EQUIVALENTS - September 30                  $    2,826,000   $ 3,746,000
                                                          ==============   ============

Supplemental cash flow information:

    Cash paid for interest                                $      344,000    $  152,000






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

     The results of operations for the nine and three months ended September 30, 2006, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2006.

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

     In July 2006, the Financial Accounting Standards Board("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations. The Company is currently evaluating the effect, if any, that FIN 48 will have on its consolidated financial position or results of operations.

     At September 30, 2006, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally, the awards vest based upon time-based conditions. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company began recognizing share-based compensation, under Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment, for all awards granted during 2006 and for the unvested portion of previous award grants based on each award's grant date fair value. The Company implemented Statement No. 123(R) using the modified prospective transition method. Under this transition method the Company's financial statements and related information presented, pertaining to periods prior to our adoption of SFAS No. 123 (R), have not been adjusted to reflect fair value of share-based compensation expense.

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's income before taxes and net income for the nine and three months ended September 30, 2006 are lower by approximately $26,000 and $8,000, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $.01 higher if the Company had not adopted SFAS No. 123(R). Basic and diluted earnings per share for the three months ended September 30, 2006 would have remained unchanged if the Company had not adopted SFAS 123(R). Share-based compensation expense included in selling, general and administrative expenses for the nine and three months ended September 30, 2006 was approximately $158,000 and $52,000, respectively. No tax benefit was recorded relating to this expense due to the Company's net operating loss carryforwards.

     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the nine and three months ended September 30, 2005:

                                       Nine Months Ended      Three Months Ended
                                          September 30,          September 30,
                                               2005                  2005
                                               ----                  ----

Net Income - as reported                   $ 2,225,000           $  772,000

Add: Stock-based employee compensation
 expense, included in reported net income,
 net of related tax effect                     132,000               44,000

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effect          (  194,000)             (52,000)
                                            -----------             --------

Net Income - pro forma                     $ 2,163,000             $764,000
                                           ===========             ========

Basic income per share - as reported          $ 0.56                $ 0.18
                                              ======                ======

Basic income per share - pro forma            $ 0.55                $ 0.18
                                              ======                ======

Diluted income per share - as reported        $ 0.51                $ 0.17
                                              ======                ======

Diluted income per share - pro forma          $ 0.49                $ 0.17
                                              ======                ======

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model for 2006 grants and the Binomial calculation model for 2005 grants. The assumptions used for stock grants issued during the following periods were as follows:

                                            Nine Months Ended
                                              September 30,
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

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation  expense  over  the  period the restrictions lapse. The share based expense for these awards was determined based on the market price of the Company' stock at the date of grant applied to the total number of shares that were anticipated to vest and then amortized over the vesting period. As of September 30, 2006, the Company has unearned compensation of $1,208,000 associated with these awards. Also, in accordance with SFAS No. 123(R), the account "unearned compensation" recorded pursuant to APB 25 was reversed and is now a component of "additional paid-in capital".

     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123(R) requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows in the Statement of Cash Flows.

     Stock option activity during the nine months ended September 30, 2006, under all our stock option plans is as follows:

                                                       Average
                                         Weighted      Remaining
                                         Average       Contractual
                            Number  of   Exercise      Term
                            Shares       Price        (in  years)
                            ------        -----        -----------

Options  outstanding,
 January  1,  2006          615,000        $2.96             6

Granted                       7,000         7.85            10

Forfeited                    (2,000)        6.66             -

Exercised                    (8,000)        1.84             -
                             -------        ----          ----

Options  outstanding,
 September  30,  2006
(Vested  and  expected
  to  vest)                 612,000        $3.02             5
                            =======        =====             =

Outstanding  exercisable
 at  September  30,  2006   605,000        $2.96             5
                            =======        =====             =

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     At September 30, 2006 the aggregate intrinsic value of options outstanding was $2,450,000 and the aggregate intrinsic value of options exercisable was $2,456,000. The intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $95,000.

     The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2006:

                              Number  of     Weighted-Average
                              Shares     Grant-Date  Fair  Value
                              ------     -----------------------

Nonvested  stock  options
 at  January  1,  2006         5,000            $5.79

Granted                        7,000             4.31

Vested                        (4,000)            5.79

Forfeited                     (1,000)            5.79
                              -------            ----

Nonvested  stock  options
 at  September  30,  2006      7,000            $4.31
                               =====            =====

     At September 30, 2006, there was approximately $21,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next nine months.

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

     The Tulip acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheets as of September 30, 2006 and 2005. The operating results of Tulip are included in the consolidated financial statements since the date of acquisition.

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
                                                        ==========

The following summarized pro forma financial information presents the combined results of the Company and Tulip as if the acquisition had occurred as of the beginning of 2005. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition and recalculation of bonuses due to adjustments to net income, have been made to the combined results of operations for the nine months ended September 30, 2005. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred at the beginning of the dates presented nor does it purport to represent the results of operations for future periods.


                         Nine Months Ended
                            September 30,
                               2005
                           (Pro forma)
                           -----------

Net Sales                  $20,283,000

Net Income                   2,388,000

Basic earnings
 per share                      0.59

Diluted earnings
 per share                      0.54






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

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (8.25% at September 30, 2006) plus 2.00%. Principal payments of $100,000 are made on a quarterly basis along with accrued interest.

In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2006, the interest rate was reduced. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility bear interest equal to the sum of 1.50% plus the one-month London Inter-bank offer rate (LIBOR) (5.32% at September 30, 2006). No amounts have been borrowed under the credit facility.


(NOTE 4) - Income Per Share:
 ------    ----------------

     The following table sets forth the computation of basic and diluted income per common share:


                                      Nine Months Ended      Three Months Ended
                                        September 30,           September 30,
                                     2006         2005       2006           2005
                                     ----         ----       ----           ----
Denominator:
     Denominator  for  basic
     income  per  share  -
     weighted-average  common
     shares                         4,356,000   3,963,000  4,357,000   4,245,000
Effect  of  dilutive  securities:
     Employee  and  directors
     stock  options                   241,000     361,000    196,000     290,000
     Unearned  portion  of  restricted
     stock  awards                     52,000      58,000     22,000      72,000
                                       ------      ------     ------      ------
     Denominator  for  diluted
     income  per  share  -
     weighted-average  common
     shares  and  assumed
     conversion                     4,649,000   4,382,000   4,575,000  4,607,000
                                    =========   =========   =========  =========

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The numerator for basic and diluted income per share for the nine and three month periods ended September 30, 2006 and 2005 is net income.

     Options to purchase 14,000 and 6,000 shares of common stock were outstanding during the three and nine months ended September 30, 2006 and options to purchase 5,000 shares were outstanding for the nine months ended September 30, 2005, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

     Approximately 226,000 and 227,000 shares of common stock were outstanding during the three and nine months ended September 30, 2006, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  5)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 6) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                     September 30,     December 31,
                         2006              2005
                         ----              ----

Raw Materials       $ 4,655,000       $ 4,637,000
Work-in-process       3,833,000         3,813,000
Finished goods          639,000           605,000
                    -----------       -----------
     TOTAL          $ 9,127,000       $ 9,055,000
                    ===========       ===========

(NOTE 7) - Comprehensive Income:
-------    --------------------

     For the nine and three months ended September 30, 2006, total comprehensive income was $1,863,000 and $615,000, respectively. For the comparable periods during 2005, total comprehensive income was $2,223,000 and $777,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

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

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The following is the Company's business segment information for the six and three month periods ended September 30, 2006 and 2005.


                             Nine Months Ended            Three Months Ended
                               September 30,                 September 30,
                           2006            2005         2006               2005
                           ----            ----         ----               ----
Net sales:
     Electronics
     Domestic         $11,230,000     $10,558,000    $ 3,548,000    $ 4,325,000
     Foreign              886,000         368,000        229,000        239,000
                       ---------       ---------     ----------     ----------
     Total Electronics 12,116,000      10,926,000      3,777,000      4,564,000

     Power Units
          Domestic      6,388,000       7,262,000      2,270,000      1,824,000
          Foreign         406,000         441,000        124,000        113,000
                        ---------       ---------      ---------     ----------
     Total Power Units  6,794,000       7,703,000      2,394,000      1,937,000
                        ---------       ---------      ---------     ----------

          Total       $18,910,000     $18,629,000    $ 6,171,000    $ 6,501,000
                      ===========     ===========    ===========    ===========

Income from operations:
     Electronics      $ 2,132,000     $ 2,026,000    $   500,000    $   999,000
     Power Units          837,000       1,459,000        414,000        194,000
General corporate
     expenses not
     allocated           (976,000)     (1,177,000)      (304,000)      (364,000)
Interest expense         (339,000)       (215,000)      (111,000)      (112,000)
Investment and other
     income               250,000         132,000          99,000        55,000
                      -----------     -----------     -----------     ----------
Income before
     income taxes     $ 1,904,000     $ 2,225,000     $   598,000     $ 772,000
                      ===========     ===========     ============    =========


(NOTE 9)  -  Goodwill and Other Intangible Assets:
--------     -------------------------------------

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

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2006 and for the next four years are as follows:

               2006          $108,000
               2007           435,000
               2008           356,000
               2009           330,000
               2010            83,000
                             --------

               Total       $1,312,000

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



(NOTE  10)  -  Income  Taxes
----------     -------------

     For the nine and three months ended September 30, 2006, the Company utilized net operating loss carryforwards to offset income taxes except for a provision for state income tax expense in Pennsylvania. The amount of the provision was $30,000 and $5,000, respectively, for the nine and three months ended September 30, 2006. For the nine and three months ended September 30, 2005, the Company utilized net operating loss carryforwards to offset all income, and accordingly, recorded no provision for income taxes.

Item 2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Overview
------------------

     The Company recorded a decrease in operating results for the three and nine month periods ended September 30, 2006. The results of operations for the prior nine month period ended September 30, 2005 include the operations of Tulip as of April 4, 2005, the date the transaction was completed. Revenues decreased by 5.1% and the Company's gross profit margins also decreased for the three-month period ended September 30, 2006 compared to the prior period. Revenues slightly increased by 1.5% and gross margins decreased for the nine month period ended September 30, 2006 compared to the prior period. Revenues increased for the nine month period principally due to the inclusion of the operations of Tulip in the current period. Net income for both the three and nine month periods ended September 30, 2006 decreased compared to the prior periods. The decline in profitability during the three month period was due to lower bookings and revenues recorded by our Electronics Group due to program delays. The decline in profitability during the nine month period was due to unusually strong revenues and profitability recorded by our Power Group in the prior period as a result of large deliveries under the FLIR contract, which completed shipments in the second quarter of 2005. Our backlog at September 30, 2006 was approximately $12,100,000 compared to $13,100,000 at September 30, 2005 primarily due to a lower backlog from both the Electronics and Power Groups. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving a significant number of the orders we are pursuing although timing is always an uncertainty. The Company continues to experience program funding delays although some of the expected awards were received at the end of the third quarter and the beginning of the fourth quarter. We remain confident that a significant number of these expected follow-on orders will continue to be received. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 5.6 to 1 current ratio at September 30, 2006. We currently have a $2,500,000 credit facility in place that we have not used to date and the Company is currently exploring acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

Critical Accounting Policies
----------------------------

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

Deferred tax asset
------------------

     At December 31, 2005, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and net operating loss carry-forwards of approximately $23,500,000 that expire through 2023. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company places a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment of Goodwill
----------------------

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


Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $158,000 and $52,000, respectively, for the nine and three months ended September 30, 2006. The estimated fair value of stock options granted in 2006 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

Material Changes in Results of Operations
-----------------------------------------


Three-month period ended September 30, 2006 v. September 30, 2005
-----------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Group"). The results of operations for the prior nine month period ended September 30, 2005 include the operations of Tulip since April 4, 2005, the date the transaction was completed.

     Consolidated net sales for the three-month period ended September 30, 2006 decreased by 5.1% to $6,171,000 from $6,501,000 for the three month period ended September 30, 2005 principally due to a 17.2% decrease in sales from its Electronics Group that was partially offset by a 23.6% increase in sales from the Power Group. The decrease in sales from the Electronics Group was due to a reduction in bookings during the first half of the year due to program funding delays.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2006 decreased to 42.6% from 44.5% for the three-month period ended September 30, 2005. This decrease resulted from a lower gross profit from the Company's Electronics Group due principally to a reduction in sales and product mix. The decrease was partially offset by a higher gross profit recorded by the Company's Power Group due principally to an increase in sales.

     Selling, general and administrative expenses decreased by 2.1% to $2,017,000 for the three month period ended September 30, 2006 from $2,061,000 for the three month period ended September 30, 2005 principally due to lower corporate administrative costs and despite higher selling costs from the Power Group due principally to the increase in sales. Despite the decrease in expenses, selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2006 increased to 32.7% from 31.7% for the three month period ended September 30, 2005 principally due to the decrease in sales.

     Interest expense, for the three month period ended September 30, 2006 slightly decreased to $111,000 compared to $112,000 for the three month period ended September 30, 2005, due to a decrease in debt levels that was partially offset by an increase in interest rates.

     Investment and other income for the three-month period ended September 30, 2006 increased to $99,000 from $55,000 for the three-month period ended September 30, 2005 principally due to an increase in amounts invested during the current period and to the increase in interest rates.

     Net income before income tax provision for the three month period ended September 30, 2006 decreased to $598,000 from $772,000 for the three month period ended September 30, 2005 principally due to the decrease in sales and gross margins, the increase in selling, general and administrative expenses as a percentage of sales and despite the increase in investment and other income.

     Income taxes for the three months ended September 30, 2006 consist of $5,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the three months ended September 30, 2006 was $593,000 compared to $772,000 for the three months ended September 30, 2005, a decrease of 23.2%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the three month period ended September 30, 2006 decreased to $898,000 from $1,117,000 for the three month period ended September 30, 2005. Listed below is the EBITDA reconciliation to net income:

                                     Three months ended
                                        September 30,
                                  2006                    2005
                                  ----                    ----

Net income                      $593,000                 $772,000
Interest expense                 111,000                  112,000
Tax expense                        5,000                     -
Depreciation and amortization    137,000                  189,000
Stock based compensation          52,000                   44,000
                                --------                ---------
EBITDA                          $898,000               $1,117,000


Nine-month period ended September 30, 2006 v. September 30, 2005
----------------------------------------------------------------

     Consolidated net sales for the nine-month period ended September 30, 2006 increased by 1.5% to $18,910,000 from $18,629,000 for the nine-month period ended September 30, 2005 principally due to a 10.9% increase in sales from its Electronics Group that was partially offset by an 11.8% decrease in sales from its Power Group. The increase in sales from the Electronics Segment was due to the inclusion of the operations of Tulip since April 4, 2005. The decrease in sales from the Power Group was due to unusually strong sales in the prior period as a result of large deliveries under the FLIR contract, which completed shipping in the second quarter of 2005.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2006 decreased to 43.4% from 44.6% for the nine-month period ended September 30, 2005. This decrease resulted from a lower gross profit realized by the Power Group due principally to a decrease in the segment's sales and to product mix that was partially offset by a slightly higher gross profit from the Company's Electronics Group due principally to a higher gross profit realized by Tulip.

     Selling, general and administrative expenses increased by 3.7% to $6,218,000 for the nine-month period ended September 30, 2006 from $5,996,000 for the nine-month period ended September 30, 2005 principally due to the inclusion of the operations of Tulip for the full current period and despite lower corporate administrative costs. Selling, general and administrative expenses, as a percentage of sales, for the nine-month period ended September 30, 2006 increased to 32.9% from 32.2% for the nine-month period ended September 30, 2005, principally due to the increase in expenses due to the inclusion of Tulip in the full current period, without a corresponding increase in sales, despite the inclusion of Tulip.

     Interest expense, for the nine-month period ended September 30, 2006 increased to $339,000 compared to $215,000 for the nine-month period ended September 30, 2005, due to interest paid in connection with the Tulip acquisition that closed on April 4, 2005 and to the increase in interest rates.

     Investment and other income for the nine-month period ended September 30, 2006 increased to $250,000 from $132,000 for the nine-month period ended September 30, 2005 principally due to an increase in amounts invested during the current period and to the increase in interest rates.

     Net income before income tax provision for the nine-month period ended September 30, 2006 decreased to $1,904,000 from $2,225,000 for the nine-month period ended September 30, 2005 principally due to the decrease in gross margins, the increase in selling, general and administrative expenses and interest expense and despite the slight increase in sales and the increase in investment and other income.

     Income taxes for the nine months ended September 30, 2006 consist of $30,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the nine months ended September 30, 2006 was $1,874,000 compared to $2,225,000 for the nine months ended September 30, 2005, a decrease of 15.8%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the nine-month period ended September 30, 2006 slightly decreased to $2,825,000 from $2,916,000 for the nine-month period ended September 30, 2005. Listed below is the EBITDA reconciliation to net income:


                                      Nine months ended
                                        September 30,
                                 2006                  2005
                                 ----                  ----

Net income                    $1,874,000           $2,225,000
Interest expense                 339,000              215,000
Tax expense                       30,000               -
Depreciation and amortization    424,000              344,000
Stock based compensation         158,000              132,000
                              ----------            ---------
EBITDA                        $2,825,000           $2,916,000


Material Change in Financial Condition
--------------------------------------

     Working capital increased to $16,777,000 at September 30, 2006 compared to $14,839,000 at December 31, 2005. The ratio of current assets to current liabilities increased to 5.6 to 1 at September 30, 2006 from 4.9 to 1 at December 31, 2005.

     Net cash provided by operations for the nine-month period ended September 30, 2006 was $2,431,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation, an increase in accounts payable and a decrease in other long term assets that was partially offset by an increase in accounts receivable and a decrease in accrued expenses and customer advances. Net cash provided by operations for the nine month period ended September 30, 2005 was $2,263,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation, depreciation, an increase in accounts payable, accrued expenses and customer advances that was partially offset by an increase in accounts receivable and other long term assets and a decrease in the amount due to the former shareholders of Tulip.

     Cash flows used in investing activities for the nine-month period ended September 30, 2006 was $2,709,000, primarily attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the nine month period ended September 30, 2005 was $5,504,000, attributable to the purchase of Tulip, purchases of marketable securities and property and equipment.

     Cash flows used in financing activities for the nine-month period ended September 30, 2006 was $829,000, attributable to the repayments of long term debt that was partially offset by stock option exercises. Cash flows provided by financing activities for the nine month period ended September 30, 2005 was $5,875,000, primarily attributable to the proceeds from the issuance of long term debt and the proceeds from stock option exercises that was partially offset by the repayments of long term debt.

     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In April 2006, the interest rates on both the Term Loan Agreement and the credit facility were reduced. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans prior to the renewal, under the facility, did bear interest equal to the sum of 2.00% plus the one-month LIBOR (5.32% at September 30, 2006.) and the Term Loan did bear interest equal to the sum of 2.25% plus the one-month LIBOR. Pursuant to the renewal, both the credit facility and the Term Loan will bear interest equal to the sum of 1.50% plus the one-month LIBOR. Monthly principal payments under the Term Loan, of approximately $60,000 per month, commenced in June 2005.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (8.25% at September 30, 2006). Principal payments of $100,000 are made on a quarterly basis along with accrued interest. In October 2006, pursuant to permission from its primary lender, the Company increased its quarterly principal payment to $150,000 along with accrued interest.

     The Company's contractual obligations and commitments are summarized as follows:

                              Less  than      1-3        4-5        After  5
Obligation          Total       1  Year      Years      Years         Years
----------          -----      -------       -----      -----       --------

Long-term  debt   $5,548,000  $1,114,000  $3,243,000   $1,191,000       -

Capital  lease
   Obligations        12,000      10,000       2,000       -            -

Operating  leases  3,391,000     585,000   1,648,000      958,000    $200,000
                  ----------   ---------  ----------    ---------    --------

Total  contractual
    Obligations   $8,951,000  $1,709,000  $4,893,000   $2,149,000   $ 200,000

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain Material Trends
-----------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. The Company's
Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company realized a significant increase to the backlog of its Power Group during 2004 and shipments from this segment contributed to very strong operating results for the first and second quarters of 2005. In particular, during 2005, its commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Both of the Company's business segments had strong bookings in 2004 and 2005 that continued into the first quarter of 2006. During the second quarter of 2006, the Company began to experience a slowdown in its bookings due to program funding delays. However, the Company began to receive some of the expected follow-on awards during the end of the third quarter and beginning of the fourth quarter of 2006. Furthermore, the Company remains confident that it will receive most of these follow-on orders and option quantities that have been affected by these program funding delays, although the timing of their release remains uncertain. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards.

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

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are a number of opportunities, although there is no assurance the Company will be able to complete any transaction. In April 2005, it completed the acquisition of Tulip. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but none have progressed beyond a preliminary due diligence stage.

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

     There has been no changes to our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     (b)  Reports  on  8-K

          On August 8, 2006, the Company filed a current report on Form 8-K under Item 2.02 Results of Operations and Financial Condition relating to its press release issued on August 8, 2006, announcing the Company's operating results for the second quarter and six months ended June 30, 2006.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     November 10, 2006     /s/ Dennis Sunshine
                                 -------------------
                                 Dennis Sunshine, President,
                                 Chief Executive Officer and
                                 Director



Dated:     November 10, 2006     /s/Mitchell Binder
                                 ------------------
                                 Mitchell Binder, Vice
                                 President-Finance, Chief
                                 Financial Officer
                                 and Director