Form 10KSB
period 2006-12-31
ORBIT INTERNATIONAL CORP
filed 2007-04-02
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington,  DC  20549

                                  Form 10-KSB

   X     ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
 ----    OF  1934
         For  the  fiscal  year  ended  December  31,  2006

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

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None

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

Issuer's  revenues  for  its  fiscal  year  ended December 31, 2006: $25,015,000

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on March 16, 2007): $31,270,145

Number  of  shares  of  common stock outstanding as of March 16, 2007: 4,588,071

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2007 Annual Meeting of Stockholders.

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

On April 4, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of Tulip. The total transaction value was $9,032,000 consisting of $5,000,000 in cash, a $2,000,000 promissory note to the sellers, $1,500,000 in value of Orbit stock and $532,000 of direct acquisition costs. Headquartered in Quakertown, Pennsylvania, Tulip is a leading designer and engineering provider of computer peripheral products including custom integrated solutions for keyboards, illuminated data entry devices and displays. Tulip also provides both defense contractors and commercial customers with high volume production to support membrane control panel, military vetronic and avionic display program requirements.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     The  Company  currently  operates in two industry segments. The Electronics
Group, which is comprised of the Company's Orbit Instrument Division and its Tulip subsidiary, is engaged in the design and manufacture of electronic components and subsystems. The Power Group is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial power units.


The following sets forth certain selected historical financial information relating to the Company's business segments:





                                       December 31,
                                       ------------
                                 2006                  2005
                                 ----                  ----

Net sales:
---------


Electronics Group
 Domestic                    $15,291,000          $13,878,000
 Foreign                       1,031,000              868,000
                             -----------          -----------
Total Electronics Group       16,322,000           14,746,000

Power Group
 Domestic                      8,170,000            8,894,000
 Foreign                         523,000              614,000
                             -----------          -----------
Total Power Group              8,693,000            9,508,000

Operating income (1):
----------------

Electronics Group              3,017,000            2,812,000
Power Group                      996,000            1,587,000

Assets:
-------

Electronics Group              8,680,000            8,383,000
Power Group                    4,583,000            4,854,000

_______________

(1) Exclusive of corporate overhead expenses, interest expense and investment income which are not allocated to the business segments.



Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 15 to the Consolidated Financial Statements appearing elsewhere in this report.



DESCRIPTION  OF  BUSINESS

GENERAL

     Orbit's Electronics Group designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Group primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military "ruggedized hardware"(hardware designed to meet severe environmental conditions) for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements, "full-mil keyboards", "trackballs" and "data entry display devices". The Electronics Group's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including E-2C, E-2D, Joint Surveillance Target Attack Radar Systems (J/STARS), Lookdown Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements, and shipboard programs, including AEGIS (Guided Missile Cruisers and Destroyers), DDG'S (Guided Missile Destroyers), BFTT (Battle Force Tactical Training), LSD'S (Amphibious Warfare Ships) and LHA'S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs including the TAD (Towed Artillery Digitization) fire control system.

     Orbit's Power Group manufactures and sells power supplies, AC power sources (equipment that produces power that is the same as what would be received from a public utility), "frequency converters" (equipment that converts local power to equivalent foreign power), "uninterruptible power supplies ("UPS")" (devices that allow a computer to operate while utility power is lost), associated analytical equipment and other electronic equipment. The military division of Behlman designs and manufactures "power conversion devices" (equipment that produces power that is the same as what would be received from a public utility) and electronic products for measurement and display.

PRODUCTS

Electronics  Group

IFF-Remote  Control  Unit-RCU

          Orbit Instrument Division has designed and developed a Remote Control Unit-RCU in support of the Common Transponder ("CXP") program for both U.S. Navy and U.S. Army program requirements. Orbit successfully qualified, produced and delivered over two thousand of these units. The Remote Control Units is produced in various configurations that include Mode S, Mode 5 and Enhanced Traffic Alert and Collision Avoidance System ("ETCAS"). The Remote Control Units are fully NVIS compliant units.




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

     The Orbit Instrument Division also has designed and manufactured a variety of flat technology display based computer controlled action entry panels (CCAEPS), which provide a console operator with multiple displays of computer generated data.

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

     Tulip  has  successfully  designed  and  qualified an Input Device Assembly
(IDA), which is a fully integrated keyboard, trackball and display assembly that is worn (via Velcro) on the co-pilots thigh during flight missions. This allows the aircraft to actually have four bullnose systems, the last being the Tulip designed IDA thigh pad.


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

Command  Display  Units  (CDU'S)

The Orbit Instrument Division is currently under order for command display panels that are being utilized for vehicular, shipboard and sheltered platform requirements. The display panels are flat panel technology based and include a Pentium based single board computer. Orbit designed/developed several models of the CDU to be used by U.S. Navy, U.S. Army and Marines, Korean and Canadian armies.

Mobile  Key  Panel  Receivers

Tulip is under contract for the production of mobile key panel receivers that provide battlefield operators with real time position, velocity, navigation and timing (PVNT) information in a stand alone, hand-held, lightweight configuration.




Power  Group

     Behlman's Commercial Power Supply Division designs and manufactures AC power sources. These products are used for clean regulated power and for frequency and voltage conversion applications. Behlman's AC power supplies are used on production lines, in engineering labs, for oil and gas exploration, on aircraft (both manned and unmanned), and on ships including related ground support.

Behlman's frequency converters are used to convert power from one frequency to another. They are used to test products to be exported to foreign countries from the point of origin (e.g. in the U.S., 60 Hz. is converted to 50 Hz).
These frequency converters are used to supply 400 Hz aircraft and ship power from the local power grid that is 50 or 60 Hz. They are also used on airplanes to supply the 60 Hz. required by standard equipment such as computers from the 400 Hz. available on the aircraft. Behlman's products are being used for railroad signaling; its frequency converters are being manufactured for most of the passenger railroads in the United States. Behlman's power sources have power levels from 100 VA to 120,000 VA.

     Behlman's UPS products are used for backup power when local power is lost. Behlman only competes in the "ruggedized", industrial and military markets.
Behlman is now producing its UPS units for Aegis Destroyers, LHD Wasp Class ships and military aircraft.

Behlman's inverters which convert system battery power to AC are being used in electric, gas and water transmission systems and in utility substations.

Behlman's Custom Power Supply Division designs and manufactures power supplies that use commercial-off-the-shelf (COTS) power modules to meet its customers' environmental specifications. This technique requires less engineering and produces a more reliable unit in much less time.

     Behlman also performs reverse engineering of analog systems for the United States Government or United States Government contractors to enable them to have a new supplier when the old manufacturer cannot or will not supply the equipment.

Behlman is a long time supplier to the Source Development Department of the NAVICP and has been given the opportunity to compete against prime contractors. Behlman has supplied products including positioning assemblies and power supplies for the F/18 FLIR system.

     Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

PROPOSED  PRODUCTS

Electronics  Group



The Orbit Instrument Division has completed the design and pre-production of orders for 12.1" Color LCD display based computers with a touch screen as well as 20.1" color LCD based UXGA monitors for amphibious ships.

     Tulip has designed and developed the latest generation of state of the art Color LCD flat panel monitors that could be used in all terrain ground vehicles for military usage. The new Command and Control Monitor includes LED illumination, enhanced resolution and provides the prime contractor with options that allow prime contractors to customize the display to their specification requirements. The Tulip 10.4" display is currently being considered by three separate customers for use in a half dozen different ground and amphibious platforms.

     The Orbit Instrument Division is in the research and development phase of designing new Control Display Units - CDU's that interfaces with TALIN land navigation system for the U.S. Army Fire Finder Program. The new CDU will replace the Orbit RDU that was designed/developed by Orbit and interfaced with the now obsolete DRUH Land Navigation System on the Fire Finder Program.

     Tulip has also completed a prototype order for the design and development of a new 6.5" color LCD based handheld display for the U.S. Navy program requirements. These displays will be used by aviation maintenance technicians for the repair and retrofit of naval aircraft.

     Tulip has recently completed the design and pre-production units to support a 10.4" Color LCD 'Smart' display with an embedded computer; together with a 12.1" Color LCD Display designed for use in both fixed and rotary wing aircraft.

     Tulip is in the research and development phase of designing new LED illuminated Display Modules of various sizes. The new modules are designed to replace existing CC Fluorescent illuminated displays and feature both sunlight illumination as well as NVIS (Night Vision Imaging System) compatibility. The display modules are designed to be mercury free, that will enable the unit to survive high vibration environments.

Power Group

     In an effort to expand its product base, Behlman is developing new higher power inverters. These products are designed to expand Behlman's presence in the utility market and to establish a presence in the military inverter market to be used on equipment such as Hummers.

Behlman is expanding its high power BL series to be used on new aircraft that utilize "wild frequency" systems.

Behlman is expanding its P series of low cost AC power supplies to add programmable features and higher power versions.

Behlman is developing a new line of ruggedized UPS to be used in military and high end industrial applications.

In response to customer requests, Behlman is developing COTS power supplies to be used in applications such as satellite, sonar and fire control optics. Behlman continues to be the company of choice by certain divisions of military procurement to replace obsolete power equipment with modern COTS versions.

SALES  AND  MARKETING

     Products of the Electronics Group are marketed by Orbit Instrument Division's sales personnel and management. Military products of the Power Group are marketed by Behlman's sales and program managers and other management personnel. Commercial products of the Power Group are sold by regional sales managers, manufacturer's representatives and non-exclusive distributors.

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

     The Electronics Group's competitive position within the electronics industry is, in management's view, predicated upon the Orbit Instrument Division's and Tulip's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing successful relationship with its major customers. (See "- Major Customers"). There are numerous companies, many of which have greater resources than the Company, capable of producing substantially all of the Company's products. However, to the Company's knowledge, none of such competitors currently produce nearly all of the products that the Electronics Segment produces.

     Competition in the markets for the Power Group's commercial and military products depends on such factors as price, product reliability and performance, engineering and production. In particular, due primarily to budgetary restraints and program cutbacks, competition in Behlman's United States Government markets has been increasingly severe and price has become the major overriding factor in contract and subcontract awards. To the Company's knowledge, some of Behlman's regular competitors include companies with substantially greater capital resources and larger engineering, administrative, sales and production staffs than Behlman's.


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

MAJOR  CUSTOMERS

     Various agencies of the United States Government, Raytheon Company, a unit of BAE SYSTEMS and Rockwell Collins, Inc. accounted for approximately 13%, 11%, 11% and 10%, respectively, of consolidated net sales of the Company for the year ended December 31, 2006. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Group are various agencies of the United States Government, Raytheon Company, Rockwell Collins, Inc. and a unit of BAE SYSTEMS, accounting for approximately 16%, 15% and 15% and 15%, respectively, of the net sales of such segment for the year ended December 31, 2006. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Group.

     The major customers of the Power Group are Baker Hughes International, Integrated Consulting Services, Inc. and Telephonics, Inc. accounting for approximately 13% and 12% and 11%, respectively, of the net sales of such segment for the year ended December 31, 2006. The loss of these customers would have a material adverse effect on the net sales and earnings of the Power Group.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company's sales and earnings.


BACKLOG

     As  of  December  31,  2006  and 2005 the Company's backlog was as follows:




                                            2006            2005
                                           -----           -----

   Electronics Group                 $11,000,000       $9,000,000

   Power Group                         4,000,000        4,000,000
                                      -----------       ---------

   Total                             $15,000,000      $13,000,000
                                     ===========      ===========

     Approximately $1,200,000 of the backlog at December 31, 2006 represents backlog under contracts that will be shipped beyond 2007.

The backlog at December 31, 2006 and December 31, 2005 does not include approximately $2,000,000 and $400,000, respectively, of orders not yet received under a Master Order Agreement received from a customer whereby the Company was authorized to procure material to complete such orders.

A significant amount of the Company's contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.

SPECIAL  FEATURES  OF  UNITED  STATES  GOVERNMENT  CONTRACTS

     Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the United States Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. During the year ended December 31, 2006, the Power Group recovered substantially all of its costs associated with a $299,000 contract terminated by the U.S. Government. No other material terminations of contracts of either the Electronics Group or the Power Group at the convenience of the United States Government occurred during the years ended December 31, 2006 and 2005.

     A significant portion of the Company's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position.

RESEARCH  AND  DEVELOPMENT

     The Company incurred approximately $1,110,000 of research and development expenses during the years ended December 31, 2006 and 2005. During the years ended December 31, 2006 and 2005, the Company recognized revenue of approximately $705,000 and $807,000, respectively, for customer funded research and development.


PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 2, 2007, the Company employed 129 persons, all on a full-time basis except for three part-time employees. Of these, the Electronics Group employed 81 people, consisting of 15 in engineering and drafting, 6 in sales and marketing, 13 in direct and corporate administration and the balance in production. The Power Group employed 48 people, consisting of 13 in engineering and drafting, 5 in sales, 3 in direct and corporate administration and the balance in production.

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


WE ARE DEPENDENT ON CERTAIN OF OUR CUSTOMERS AND WE DO NOT HAVE ANY LONG-TERM CONTRACTS WITH THESE CUSTOMERS.

          Various agencies of the United States Government, Raytheon Company, a unit of BAE SYSTEMS and Rockwell Collins, Inc. accounted for approximately 13%, 11%, 11% and 10%, respectively, of consolidated net sales of the Company for the year ended December 31, 2006. Various agencies of the U.S. Government, Raytheon Company, Rockwell Collins, Inc., and a unit of BAE SYSTEMS accounted for approximately 16%, 15%, 15% and 15%, respectively, of the net sales of our Electronics Group for the year ended December 31, 2006. Baker Hughes International, Integrated Consulting Services, Inc. and Telephonics, Inc. accounted for approximately 13%, 12% and 11%, respectively, of the net sales of our Power Group for the year ended December 31, 2006. We do not have any significant long-term contracts with any of the above-mentioned customers. The loss of any of these customers would have a material adverse effect on our net sales and earnings. Due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.

WE ARE DEPENDENT UPON OUR SENIOR EXECUTIVE OFFICERS AND KEY PERSONNEL FOR THE OPERATION OF OUR BUSINESS.

     We are dependent for the operation of our business on the experience, technology knowledge, abilities and continued services of our officers, Dennis Sunshine, President and Chief Executive Officer, Bruce Reissman, Executive Vice President and Chief Operating Officer, Mitchell Binder, Executive Vice President-Finance and Chief Financial Officer and Richard Hetherington, President and Chief Operating Officer of Tulip. The loss of services of any of such persons would be expected to have a material adverse effect upon our business and/or our prospects. Our future success is dependent upon, among other things, the successful recruitment and retention of key personnel including executive officers, for sales, marketing, finance and operations. We face significant competition for skilled and technical talent. No assurance can be made that we will be successful in attracting and retaining such personnel. If we are unable to retain existing key employees or hire new employees upon acceptable terms when necessary, our business could potentially be adversely affected.

WE  MAY  NOT  BE  SUCCESSFUL  IN  OUR  EXPANSION  EFFORTS.

          Part of our business strategy is to expand our operations through strategic acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available, although there is increased competition among private equity firms and other entities seeking similar type acquisitions. In April 2005, we completed the acquisition of Tulip. While there can be no assurance we will obtain the necessary financing to complete additional acquisitions, even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. Furthermore, there can be no assurance we will be able to successfully complete the integration of any future acquired business and that such acquisition will be profitable and enable us to grow our business.

WE MAY HAVE DIFFICULTY PROCURING CERTAIN RAW MATERIALS ON TERMS SATISFACTORY TO US.

          We use multiple sources for our procurement of our raw materials and we are not dependent on any suppliers for such procurement. Occasionally, however, in the production of certain military units, we may be faced with procuring certain components that are either obsolete or difficult to procure. Although we believe that with our access to worldwide brokers using the Internet we can obtain the necessary components, there can be no assurance that such components will be available, and even if so, at reasonable prices.


ITEM  2.     DESCRIPTION  OF  PROPERTIES

     The Company owned its plant and executive offices, located at 80 Cabot Court, Hauppauge, New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, brick building which was completed in October 1982 and expanded in 1985. In March 2001, the Company completed a sale leaseback transaction whereby it sold its land and building for $3,000,000 and entered into a twelve-year net lease with the buyer of the property. The lease provides for an annual payment of $360,000 with 10% increases in the fourth, seventh and tenth years of the lease. The lease expires in February 2013, but may be extended by the Company at its option through 2025. During the extension period, the lease provides for an annual rent of $527,076 with 10% increases in the fourth, seventh and tenth years of the extended lease.

     Behlman leases 1,700 square feet in Ventura, California which is used as a selling office. The lease provides for monthly payments of $1,679 from January 1, 2005 through December 31, 2005 and increases to $1,730 from January 1, 2006 through December 31, 2006 and to $1,781 from January 1, 2007 to December 31, 2007.

On April 4, 2005, Tulip entered into a five-year lease for 19,000 square feet at 1765 Walnut Drive, Quakertown, Pennsylvania which is used for manufacturing, engineering and administration. The lessor of this facility is a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The lease provides for monthly payments of $9,100 for the first year and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods.

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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is quoted on the Nasdaq Capital Market under the symbol ORBT.

     The following table sets forth the high and low sales prices of the Company's common stock for each quarter from January 1, 2005 through its fiscal year ended December 31, 2006, as reported on the Nasdaq Capital Market.



                                  HIGH(1)       LOW(1)
                                  -------       ------

2005:

  First Quarter:                   $9.25        $6.93

  Second Quarter:                   9.52         7.30

  Third Quarter:                   13.50         8.62

  Fourth Quarter:                  14.88        10.00

2006:

  First Quarter:                  $14.23        $8.90

  Second Quarter:                  10.12         6.70

  Third Quarter:                    7.49         4.55

  Fourth Quarter:                   8.25         6.63


(1) Retroactively restated to reflect a twenty-five percent (25%) stock dividend effective July 18, 2005.



HOLDERS
     As  of  March  9,  2007,  the  Company  had  198  shareholders  of  record.

DIVIDENDS
     The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the business.

                                PERFORMANCE GRAPH
     The graph below compares the cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Nasdaq Stock Market-U.S. Index and a peer group of comparable companies (the "Peer Group") selected by the Company over the same period (assuming the investment of $100 in the Common Stock, the Nasdaq Stock Market-U.S. and the Peer Group on December 31, 2001, and the reinvestment of all dividends).



                                                [GRAPHIC OMITTED]



                                                [GRAPHIC OMITTED]



                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                      AMONG ORBIT INTERNATIONAL, THE NASDAQ
                     STOCK MARKET-US INDEX AND A PEER GROUP
                                (in  dollars)

               Orbit
               International       Peer
               Corp.               Group                   NASDAQ

12/01          100.00               100.00                 100.00
12/02          173.00                62.19                  71.97
12/03          356.46                83.21                 107.18
12/04          535.65               108.52                 117.07
12/05          740.26               118.44                 120.50
12/06          484.79               124.87                 137.02

     * The Peer Group is comprised of seven companies in the defense electronics industry - Aeroflex Inc., Megadata Corp., La Barge, Inc., Miltope Group Inc., DRS Technologies, Inc., Esterline Technologies Corp., and Espey Manufacturing and Electronics Corp. Such companies were chosen for the Peer Group because they have similar market capitalizations to the Company and because they represent the line of business in which the Company is engaged. Each of the Peer Group issuers is weighted according to its respective market capitalization.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The  following  table  sets  forth,  as  of  December  31,  2006:

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

EQUITY COMPENSATION PLAN INFORMATION TABLE

                                     (a)                           (b)                        (c)
Plan Category                         Number of securities to be    Weighted-average         Number of securities
                                      issued upon exercise of       exercise price of        remaining available for
                                      outstanding options,          outstanding options,     future issuance under
                                      warrants and rights           warrants and rights      equity compensation
                                                                                             plans (excluding
                                                                                             securities reflected in
                                                                                             column (a))

Equity compensation plans
approved by security holders                 607,000                     $ 3.03                  340,000

Equity compensation plans not
approved by security holders                   -0-                         N/A                     -0-
                                             -------                     ------                  -------

Total                                        607,000                     $ 3.03                  340,000



RECENT  SALE  OF  UNREGISTERED  SECURITIES

     As previously reported by the Company on Form 8-K for April 4, 2005, approximately 206,000 shares of unregistered common stock were issued in connection with the Tulip acquisition. On January 10, 2006 these shares were registered with the Securities and Exchange Commission on a Registration Statement on Form S-3.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASER

None.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Executive Overview
------------------

     The Company recorded a decrease in operating results for the year ended December 31, 2006. The results of operations for the prior year ended December 31, 2005 include the operations of Tulip as of April 4, 2005, the date the transaction was completed. Revenues increased by 3.1%, but the Company's gross profit margins decreased for the year ended December 31, 2006, compared to the prior year. The increase in revenues was principally due to the inclusion of the operations of Tulip for the full current year. However, selling, general and administrative expenses and interest expense also increased for the same reason. Consequently, net income for the year ended December 31, 2006 decreased compared to the prior period. The decline in profitability during the current year was also due to unusually strong revenues and profitability recorded by our Power Group in the prior year as a result of large deliveries under the FLIR contract, which completed shipments in the second quarter of 2005. Our backlog at December 31, 2006 was approximately $14,700,000 compared to $13,100,000 at December 31, 2005 primarily due to a higher backlog from both the Electronics and Power Groups. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. The Electronics Group experienced program funding delays during the course of the year although some of the expected awards were received at the end of the third quarter and the fourth quarter. We remain confident that many of these expected follow-on orders will continue to be received. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.9 to 1 current ratio at December 31, 2006. We currently have a $2,500,000 credit facility in place that we have not used to date, and the Company is currently exploring acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.


Forward  Looking  Statements
----------------------------

     Statements in this Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

Inventories
-----------

     Inventory is valued at the lower of cost (specific, average and first-in, first-out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company's products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that the Company had previously determined obsolete.

Deferred tax asset
------------------

     At December 31, 2006, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and net operating loss carry-forwards of approximately $22,000,000 that expire through 2025. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.


Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the cost of certain intangible assets are no longer subject to amortization. These costs were reviewed for potential impairment in 2006 and 2005 and will be reviewed on an annual basis thereafter.

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $210,000 for the year ended December 31, 2006 (including $176,000 of amortization of unearned compensation which is comparable to the prior year.) The estimated fair value of stock options granted in 2006 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2006  vs.  Year  Ended  December  31,  2005
-----------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group"). The results of operations for the year ended December 31, 2005 include the operations of Tulip since April 4, 2005, the date the transaction was completed.

Consolidated net sales for the year ended December 31, 2006 increased by 3.1% to $25,015,000 from $24,254,000 for the prior year principally due to a 10.7% increase in sales recorded from the Electronics Group that was partially offset by an 8.6% decrease in sales from its Power Group. The increase in sales from the Electronics Group was due to the inclusion of the operations of Tulip for the full current year. The decrease in sales from the Power Group was due to unusually strong sales in the prior year as a result of large deliveries under a significant order which completed shipping in the second quarter of 2005.

Gross profit, as a percentage of net sales, for the year ended December 31, 2006 decreased to 43.3% from 44.7% for the prior year. This decrease resulted from a lower gross profit recorded by both the Company's Electronics and Power Groups. The decrease in gross profit from the Electronics Group was principally due to slightly lower pro-rated sales for Tulip in the current year, comparable sales for the Instrument Division compared to the prior year and slightly higher overhead costs. The decrease in gross profit from the Power Group was due principally to a decrease in sales and to product mix.

Selling, general and administrative expenses for the year ended December 31, 2006 increased by 3.9% to $8,285,000 from $7,973,000 from the year ended December 31, 2005 principally due to the inclusion of the operations of Tulip for the full current year and despite lower corporate administrative costs. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2006 increased to 33.1% from 32.9% principally due to the increase in expenses due to the inclusion of Tulip in the full current period without a corresponding increase in sales, as well as a decrease in sales from the Power Group.

Interest expense for the year ended December 31, 2006 increased to $443,000 from $333,000 for the year ended December 31, 2005 due to interest paid in connection with the debt incurred as a result of the Tulip acquisition that closed on April 4, 2005 and to the increase in interest rates.

Investment and other income for the year ended December 31, 2006 increased to $358,000 from $186,000 for the prior year principally due to an increase in the amounts invested during the current year and to the increase in interest rates.

Net income before income tax provision was $2,459,000 for the year ended December 31, 2006 compared to $2,714,000 for the year ended December 31, 2005. This decrease was principally due to the decrease in gross margins, the increase in selling, general and administrative expenses and interest expense and despite the slight increase in sales and the increase in investment and other income.

Income taxes for the year ended December 31, 2006 and December 31, 2005 consist of $40,000 and $30,000, respectively, in state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net income for the year ended December 31, 2006 was $2,419,000 compared to $2,684,000 for the year ended December 31, 2005, a decrease of 9.9%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the year ended December 31, 2006 slightly decreased to $3,678,000 from $3,710,000 for year ended December 31, 2005. Listed below is the EBITDA reconciliation to net income:

                                         Year  ended
                                         December  31,
                                         -------------
                                 2006                    2005
                                 ----                    ----

Net  income                    $2,419,000             $2,684,000
Interest  expense                 443,000                333,000
Income  tax  expense               40,000                 30,000
Depreciation  and  amortization   566,000                487,000
Stock  based  compensation        210,000                176,000
                                 --------              ---------
EBITDA                         $3,678,000             $3,710,000
                               ==========             ==========

Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Working capital increased to $17,176,000 at December 31, 2006 as compared to $14,839,000 at December 31, 2005. The ratio of current assets to current liabilities remained at 4.9 to 1 at December 31, 2006 from December 31, 2005.

Net cash provided by operations for the year ended December 31, 2006 was $4,422,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation, depreciation, an increase in accounts payable and customer advances and a decrease in other long term assets. Net cash provided by operations for the year ended December 31, 2005 was $2,923,000, primarily attributable to net income for the year, the non-cash amortization of intangible assets and restricted stock awards, depreciation and an increase in accrued expenses that was partially offset by an increase in other long-term assets, a decrease in accounts payable and in the amount due to the former shareholders of Tulip.

Cash flows used in investing activities for the year ended December 31, 2006 was $3,266,000, primarily attributable to the purchase of marketable securities and fixed assets that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the year ended December 31, 2005 was $5,827,000, attributable to the purchase of Tulip, purchases of marketable securities and property and equipment.

Cash flows used in financing activities for the year ended December 31, 2006 was $1,154,000, attributable to the repayments of debt that was partially offset by the proceeds from stock option exercises. Cash flows provided by financing activities for the year ended December 31, 2005 was $5,725,000, primarily attributable to the proceeds from the issuance of long term debt and the proceeds from stock option exercises that was partially offset by the repayments of long term debt.


     In February 2003, the Company entered into a $2,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a new $2,500,000 credit facility with the same lender along with a new five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In April 2006, the interest rates on both the Term Loan Agreement and the credit facility were reduced. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans prior to the renewal, under the facility, did bear interest equal to the sum of 2.00% plus the one-month LIBOR (5.32% at December 31, 2006) and the Term Loan did bear interest equal to the sum of 2.25% plus the one-month LIBOR. Pursuant to the renewal, both the credit facility and the Term Loan will bear interest equal to the sum of 1.50% plus the one-month LIBOR. Monthly principal payments under the Term Loan, of approximately $60,000 per month, commenced in June 2005.





In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (8.25% at December 31, 2006). Principal payments of $100,000 are made on a quarterly basis along with accrued interest. In October 2006, pursuant to permission from its primary lender, the Company increased its quarterly principal payment to $150,000 along with accrued interest and intends to continue to make quarterly principal payments of $150,000 until the loan is repaid in full.

        The Company's contractual obligations and commitments are summarized as follows:

                                  Less than     1-3          4-5        After
Obligation           Total         1 Year      Years       Years       5 Years
-----------          ------       -------      -----       -----       --------
Long-term  debt     $5,219,000   $1,114,000  $3,093,000  $1,012,000        -

Capital  lease
    obligations         10,000       10,000       -          -             -

Operating  leases    3,296,000      611,000   1,647,000     958,000     $80,000
                     ---------      -------   ---------     -------     -------

Total  contractual
    obligations     $8,525,000   $1,735,000  $4,740,000  $1,970,000     $80,000

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





Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. The Company's
Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. The Company realized a significant increase to the backlog of its Power Group during 2004 and shipments from this segment contributed to very strong operating results for the first and second quarters of 2005. In particular, during 2005, its commercial division has realized an increase in bookings, particularly for military requirements for its standard commercial products. Both of the Company's business segments had strong bookings in 2004 and 2005 that continued into the first quarter of 2006. During the second quarter of 2006, the Company began to experience a slowdown in its bookings due to program funding delays. However, the Company began to receive some of the expected follow-on awards during the end of the third quarter and the fourth quarter of 2006. Furthermore, the Company remains confident that it will receive most of these follow-on orders and option quantities that have been affected by these program funding delays, although the timing of their release remains uncertain. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards.

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

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. In April 2005, it completed the acquisition of Tulip. Since that time, the Company reviewed various potential acquisitions and in January 2007, hired Cove Partners LLC, an investment banking firm located in San Diego, CA, that specializes in mergers and acquisitions and strategic advisory services. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but none have progressed beyond a preliminary due diligence stage.

ITEM  6A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

     As of December 31, 2006, the Company had an amount due to its primary lender under its Term Loan of approximately $3,869,000. Interest on this Term Loan is equal to the sum of 1.50% plus the one-month LIBOR. In addition, the Company has a $2,500,000 line of credit with the same lender at a rate equal to the sum of 1.50% plus the one-month LIBOR. The Company did not have any borrowings under the line of credit during the year ended December 31, 2006. During 2006, LIBOR averaged approximately 5.07% and was 5.32% at December 31, 2006.

The Company also has a Promissory Note to the former shareholders of Tulip that had a balance of $1,350,000 at December 31, 2006. Interest on this note was at 2.00% over the prime rate of interest. During 2006, the Bank's prime rate of interest averaged approximately 7.96% and was 8.25% at December 31, 2006.

We are subject to changes in the prime rate based on the actions of the Federal Reserve that are generally determined by general market and economic fluctuations. Any hypothetical increase of 1% in interest rates will result in an increase of approximately $50,000 of annual interest expense exclusive of the impact of any borrowings under the Company's line of credit.

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

     There have been no changes in our internal control over financial reporting during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8A(T).     CONTROLS  AND  PROCEDURES-  NOT  APPLICABLE.

ITEM  8B.     OTHER  INFORMATION

     There have not been any other material changes in the Company's affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2006.


          PART  III
          ---------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL     PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE     ACT.

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders.

ITEM  10.     EXECUTIVE  COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Stockholders.


ITEM  13.     EXHIBITS

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

1  and  2.     Financial  Statements  and  Schedule:

     The index to the financial statements and schedule is incorporated by reference to the index to financial statements which follows Item 14 of this Annual Report on Form 10-KSB.

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

  10.4 Form of Indemnification Agreement between the Company and each of its Directors dated as of September 10, 2001. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

  31.2*     Certification  of  the  Chief  Financial  Officer  required  by Rule
13a-14(a)  or  Rule  15d-14(a)  and  18  U.S.C.  1350.

  32.1*     Certification  of  the  Chief  Executive  Officer  required  by Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.

  32.2*     Certification  of  the  Chief  Financial  Officer  required  by Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.
_________
     *  Filed  herewith.



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the securities Exchange Act of 1934 in connection with the Company's 2007 Annual Meeting of Shareholders.

ORBIT INTERNATIONAL CORP.
 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         ------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2006 and 2005                  F-2
   Statement of Operations for the Years Ended
    December 31, 2006 and 2005                                     F-3
   Statement of Stockholders' Equity for the Years Ended
    December 31, 2006 and 2005                                     F-4
   Statement of Cash Flows for the Years Ended
    December 31, 2006 and 2005                                  F-5 - F-6
   Notes to Consolidated Financial Statements                   F-7 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.


GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

March  27,  2007

                                                                             F-1


ORBIT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                       2006                  2005
------------                                                       ----                  -----
ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 3,935,000           $ 3,933,000
  Investments in marketable securities                         4,062,000             1,012,000
  Accounts receivable, less allowance for
   doubtful accounts of $145,000                               3,712,000             3,695,000
  Inventories                                                  8,992,000             9,055,000
  Deferred Tax Asset                                             717,000               784,000
  Other current assets                                           145,000               130,000
                                                               ---------             ---------
    TOTAL CURRENT ASSETS                                      21,563,000            18,609,000

  Property and Equipment, net                                    414,000               357,000

  Goodwill                                                     6,135,000             6,130,000

  Intangible Assets, net                                       1,204,000             1,639,000

  Deferred Tax Asset                                           1,333,000             1,219,000

  Other Assets                                                   566,000             1,198,000
                                                               ---------            ----------

    TOTAL ASSETS                                             $31,215,000           $29,152,000
                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term obligations                   $ 1,124,000          $  1,125,000
  Accounts payable                                             1,028,000               857,000
  Accrued expenses                                             1,353,000             1,447,000
  Customer advances                                              797,000               256,000
  Deferred income                                                 85,000                85,000
                                                               ---------             ---------
    TOTAL CURRENT LIABILITIES                                  4,387,000             3,770,000

Deferred Income                                                  427,000               513,000
Long-term Obligations, net of current maturities               4,105,000             5,279,000
                                                               ---------             ---------
    TOTAL LIABILITIES                                          8,919,000             9,562,000

Stockholders' Equity:
  Common stock - authorized 10,000,000 shares-                   459,000               457,000
   $.10 par value; 4,588,000 and 4,575,000 shares
    issued and outstanding at 2006 and 2005, respectively
  Additional paid-in capital                                  19,536,000            20,600,000
  Unearned compensation                                             -               (1,340,000)
  Accumulated other comprehensive gain (loss)                      5,000                (4,000)
  Retained earnings (accumulated deficit)                      2,296,000              (123,000)
                                                               ---------            -----------
     STOCKHOLDERS' EQUITY                                     22,296,000            19,590,000
                                                             -----------           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $31,215,000           $29,152,000
                                                             ===========           ===========


                                  See Notes to Consolidated Financial Statements

                                                                             F-2



ORBIT INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31,                                             2006                  2005
-----------------------                                       ----------            ----------

Net sales                                                    $25,015,000           $24,254,000

Cost of sales                                                 14,186,000            13,420,000
                                                             -----------            ----------
Gross profit                                                  10,829,000            10,834,000
                                                              ----------           -----------

Selling, general and administrative expenses                   8,285,000             7,973,000

Interest expense                                                 443,000               333,000

Investment and other income, net                                (358,000)             (186,000)
                                                              ----------            ----------
Total expenses, net                                            8,370,000             8,120,000
                                                              ----------            ----------

Income before income tax provision                             2,459,000             2,714,000

Income tax provision                                              40,000                30,000
                                                              ----------            ----------
Net income                                                   $ 2,419,000           $ 2,684,000
                                                             ===========           ===========

Net income per common share:

    Basic                                                    $       .56           $       .66
                                                             ===========           ===========
    Diluted                                                  $       .52           $       .60
                                                             ===========           ===========


                                  See Notes to Consolidated Financial Statements

                                                                             F-3






ORBIT INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005
                                       COMMON STOCK
                                      10,000,000 SHARES
                                         AUTHORIZED             ADDITIONAL  RETAINED EARNINGS              OTHER
                                   SHARES                       PAID-IN      (ACCUMULATED     UNEARNED     COMPREHENSIVE
                                   ISSUED(A)       AMOUNT(A)    CAPITAL(A)     DEFICIT)       COMPENSATION INCOME(LOSS)       TOTAL
                                   ---------      ---------     ---------    -----------      -----------  -----------    ---------

Balance at December 31, 2004       3,821,000  $    382,000    $ 16,582,000    $(2,807,000)    $(1,516,000)   $(3,000)   $12,638,000

Amortization of restricted stock        -             -              -             -              176,000         -         176,000

Issuance of common stock for
 Tulip acquisition                   206,000        20,000       1,480,000         -               -            -         1,500,000

Exercise of options                  548,000        55,000       1,299,000         -               -            -         1,354,000

Tax benefit of stock option exercise    -             -          1,239,000         -               -            -         1,239,000

Other comprehensive loss                -             -               -            -               -          (1,000)        (1,000)

Net income                              -             -               -        2,684,000           -            -         2,684,000
                                    -------        -------       ---------    ----------       -----------   --------   -----------
Balance at December 31, 2005        4,575,000      457,000      20,600,000      (123,000)      (1,340,000)    (4,000)    19,590,000

Reversal of unearned compensation
 upon adoption of SFAS 123(R)           -             -         (1,340,000)        -            1,340,000       -             -

Stock-based compensation expense        -             -            210,000         -                -           -            210,000

Exercise of options                    13,000        2,000          19,000         -                -           -             21,000

Tax benefit of stock option exercise    -             -             47,000         -                -           -             47,000

Other comprehensive income              -             -               -            -                -          9,000           9,000

Net income                              -             -               -         2,419,000           -           -          2,419,000
                                      ------        ------        --------    -----------        ----------   --------    ----------
Balance at December 31, 2006        4,588,000  $    459,000  $  19,536,000    $ 2,296,000           -         $5,000     $22,296,000
                                   ==========  ============  =============    ==========        ==========   ========    ===========

(a) Retroactively restated to reflect a twenty-five (25%) stock dividend effective July 18, 2005.





                                  See Notes to Consolidated Financial Statements

                                                                             F-4





ORBIT INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS



YEAR ENDED DECEMBER 31,                                                   2006                2005
                                                                        ---------              -------

Cash flows from operating activities:

  Net income                                                           $    2,419,000          $ 2,684,000

  Adjustments to reconcile net income to net cash provided by operating activities:

    Stock-based compensation expense                                          210,000                 -
    Amortization of intangible assets                                         435,000             326,000
    Depreciation                                                              131,000             161,000
    Bond premium amortization                                                  40,000              23,000
    Bad debt                                                                   32,000               9,000
    Gain on sale of marketable securities                                      (8,000)               -
    Expense due to restricted stock awards                                       -                176,000
    Deferred income                                                           (86,000)            (85,000)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                          (49,000)            (63,000)
      Decrease in inventories                                                   63,000              50,000
      (Increase) decrease in other current assets                              (15,000)             29,000
      Decrease (increase) in other assets                                      632,000            (140,000)
      Increase (decrease) in accounts payable                                  171,000            (108,000)
      Increase in customer advances                                            541,000              40,000
      (Decrease) increase in accrued expenses                                  (94,000)            271,000
      Decrease in amount due to former shareholders of Tulip                      -               (450,000)
                                                                             ---------          -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,422,000           2,923,000



Cash flows from investing activities:

    Purchase of marketable securities                                       (3,387,000)           (879,000)
    Sale of marketable securities                                              314,000                -
    Purchase of property and equipment                                        (188,000)           (114,000)
    Cash paid for acquisition of Tulip, net of cash received of $693,000        (5,000)         (4,834,000)
                                                                             ---------          -----------
              NET CASH USED IN INVESTING ACTIVITIES                         (3,266,000)         (5,827,000)



Cash flows from financing activities:

  Repayments of long-term debt                                              (1,175,000)           (629,000)
  Proceeds from exercise of stock options                                       21,000           1,354,000
  Proceeds from issuance of long term debt                                       -               5,000,000
                                                                             ---------           ----------
              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (1,154,000)          5,725,000


(continued)


                                  See Notes to Consolidated Financial Statements





ORBIT INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------
(CONTINUED)


Net increase in cash and cash equivalents                                        2,000           2,821,000

Cash and cash equivalents at beginning of year                               3,933,000           1,112,000
                                                                             ---------          -----------
Cash and cash equivalents at end of year                                $    3,935,000         $ 3,933,000
                                                                        ==============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
--------------------------------------------------

  Cash paid during the year for interest                                $      452,000            $266,000




SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

During 2005, the Company purchased all of the capital stock of Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc. for $9,032,000. In conjunction with the acquisition, net assets with a fair value of $1,800,000 were acquired.

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


                                  See Notes to Consolidated Financial Statements

                                                                             F-6
ORBIT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS:
---------------------------------

     The  consolidated  financial  statements  include  the  accounts  of  Orbit
International Corp. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

     The Company has two reportable segments: (a) the Electronics Group, comprised of the Orbit Instrument Division and the Company's wholly owned subsidiary, Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc., (collectively "Tulip") is engaged in the design, manufacture and sale of customized electronic components and subsystems and; (b) the Power Group, its Behlman Electronics, Inc. subsidiary which is engaged in the design and manufacture of distortion-free commercial power units, power conversion devices and electronic devices for measurement and display.


2.     ACQUISITION:
--------------------

On April 4, 2005, the Company acquired all of the issued and outstanding capital stock of Tulip. The primary reason for the acquisition was the expansion of both our customer and product bases and the accretion to earnings. The total purchase price was $9.032 million consisting of $5.0 million in cash, which was funded by a term loan, a $2.0 million promissory note to the sellers, approximately 206,000 shares of Orbit stock valued at $1.5 million and direct acquisition costs of approximately $532,000. Included in the direct acquisition costs was a $138,000 liability at December 31, 2005, in connection with the Company agreeing to reimburse the sellers for additional tax owed as a result of an election under Internal Revenue Code 338 (h) (10).

The Tulip acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2006 and 2005. The operating results of Tulip are included in the consolidated financial statements since the date of acquisition.

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

Tangible assets and liabilities:

     Cash                                        $  693,000
     Accounts receivable                          1,169,000
     Inventories                                    840,000
     Other current assets                            12,000
     Property and equipment                         206,000
     Accounts payable                              (254,000)
     Accrued expenses                              (200,000)
     Due to stockholders                           (450,000)
     Customer advances                             (216,000)
                                                   ---------

Total net tangible assets and liabilities         1,800,000




                                                                     (continued)
                                                                             F-7
     Amortizable intangible assets:
     Contract backlog                              1,650,000
     Non-compete provision of employment contract    315,000
                                                  ----------

Total amortizable intangible assets                1,965,000

Goodwill                                           5,267,000
                                                  ----------
Total purchase price                              $9,032,000
                                                  ==========


The following summarized pro forma financial information presents the combined results of the Company and Tulip as if the acquisition had occurred as of the beginning of period presented. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition and recalculation of bonuses due to adjustments to net income, have been made to the combined results of operations for the year ended December 31, 2005. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the date presented nor does it purport to represent the results of operations for future periods.

                                          Year ended
                                         December 31,
                                             2005
                                   (Pro forma and Unaudited)
                                   -------------------------

Net  Sales                               $25,908,000
----------                               ===========

Net  Income                                2,847,000
-----------                                =========

Basic  earnings  per  share                  0.69
---------------------------                  ====

Diluted  earnings  per  share                0.63
-----------------------------                ====

  3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------


The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

As described in Note 2, the Company acquired Tulip on April 4, 2005. Operating results for Tulip for the period April 1, 2005 through April 4, 2005 are included in these financial statements but were not material.

On June 24, 2005, the Board of Directors approved a twenty-five percent (25%) stock dividend to shareholders of record on July 18, 2005. The payable date for the dividend was July 29, 2005. The stock dividend has been accounted for as a 5 for 4 stock split and all references to shares and per share amounts in the accompanying financial statements have been retroactively restated to reflect the stock dividend.
                                                                     (continued)
                                                                             F-8
For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statements presentation in 2006.

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

Inventories are priced at the lower of cost (specific, average and first-in, first-out basis) or market.

Property and equipment is recorded at cost. Depreciation and amortization of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 3 to 8 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the estimated useful life of the improvement, whichever is less.

The Company's investments are classified as available-for-sale securities and are stated at fair value, based on quoted market prices, with the unrealized gains and losses, net of income tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific-identification method. Interest and dividends on such securities are included in investment income.

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

The Company's freight and delivery costs were $90,000 and $86,000 for the years ended December 31, 2006 and 2005, respectively. These costs are included in selling, general and administrative expenses.


                                                                     (continued)
                                                                             F-9

When impairment indicators are present, the Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses.

The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different from the stated value at December 31, 2006 and 2005.

Research and development costs are expensed when incurred. The Company expensed approximately $1,110,000 for research and development during the years ended December 31, 2006 and 2005. These expenses are included in selling, general and administrative expenses.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which would be the first quarter of 2007 for the Company. The Company is currently evaluating the effects, if any, that FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which would be the first quarter of 2008 for the Company. The Company is currently evaluating the effect, if any, that SFAS No. 157 will have on its consolidated financial position or results of operations. However, the Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in determining whether the current year's financial statements are materially misstated. SAB No. 108 was effective as of the end of the Company's 2006 fiscal year, and allows a one-time transitional cumulative effect adjustment

                                                                     (continued)
                                                                            F-10

to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material impact on its consolidated financial position or results of operations.

Effective January 1, 2006, the Company began recognizing share-based compensation, under Statement of Financial Accounting Standards ("SFAS") No. 123
(R), Share Based Payment, for all awards granted during 2006 and for the unvested portion of previous award grants based on each award's grant date fair value. The Company implemented Statement No. 123 (R) using the modified prospective transition method. Under this transition method the Company's financial statements , pertaining to periods prior to our adoption of SFAS No. 123 (R) have not been adjusted to reflect fair value of share-based compensation expense. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board
("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statements of Financial Accounting ("SFAS") No. 123, Accounting for Stock-Based Compensation.


As a result of adopting SFAS No. 123 (R) on January 1, 2006, the Company's income before taxes and net income for the year ended December 31, 2006 is lower by approximately $34,000 than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $ .01 higher if the Company had not adopted SFAS No. 123 (R). Share-based compensation expense included in selling, general and administrative expenses for the year ended December 31, 2006 was approximately $210,000 (including $176,000 of amortization of unearned compensation which is comparable to the prior year). No tax benefit was received relating to this expense due to the Company's net operating loss carry forwards.


The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the year ended:


December 31,                                               2005
---------------------------------------------------------------

Net  Income-as  reported                             $2,684,000

Add:  Stock-based  employee  compensation
expense,  included  in  reported  net  income,
net  of  related  tax  effect                           176,000

Deduct:  Total  stock-based  employee
compensation  expense  determined
under  fair  value  based  method  for  all
awards,  net  of  related  tax  effect                 (245,000)
                                                   -------------

Net  Income  -  pro  forma                           $2,615,000
==========================                           ==========

Basic  income  per  share-  as  reported                     66
========================================             ==========

                                                                     (continued)
                                                                            F-11

Basic  income  per  share-  pro  forma                      .64
======================================               ==========

Diluted  income  per  share  -  as  reported                .60
============================================         ==========

Diluted income per share -pro forma                         .59
============================================         ==========



  4.     INVENTORIES:
---------------------

Inventories  consist  of  the  following:


December 31,                  2006            2005
                              ----            -----
Raw materials            $5,245,000     $4,637,000
Work-in-progress          3,138,000      3,813,000
Finished goods              609,000        605,000
                         ----------     ----------
                         $8,992,000     $9,055,000


 5.   COMPREHENSIVE INCOME:
---------------------------

For the years ended December 31, 2006 and 2005, total comprehensive income was $2,428,000 and $2,683,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.


  6.     INTANGIBLE ASSETS:
---------------------------


The Company applies Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment.

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the next four years is expected to be as follows:

                      Year  ending  December  31,

                      2007           $   435,000
                      2008               356,000
                      2009               330,000
                      2010                83,000
                                      ----------

                      Total           $1,204,000
                                      ==========

The company recognized amortization expense of $435,000 and $326,000 for the years ended December 31, 2006 and 2005, respectively.

 7.     PROPERTY AND EQUIPMENT:
-------------------------------


                                                                     (continued)
                                                                            F-12


December 31,                          2006                2005
------------                         -----                -----

Leasehold improvements           $   132,000     $      121,000
Computer equipment                   279,000            237,000
Machinery and equipment            1,386,000          1,271,000
Furniture and fixtures               595,000            575,000
                                 -----------        -----------
                                   2,392,000          2,204,000
Accumulated depreciation           1,978,000          1,847,000
                                 -----------        -----------
                                 $   414,000        $   357,000
                                 ===========        ===========

     The Company recognized depreciation expense of $131,000 and $161,000 for the years ended December 31, 2006 and 2005, respectively.


  8.     DEBT:
--------------

In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2006, the interest rate was reduced. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 1.50% plus the one-month LIBOR rate (5.32% and 4.39% at December 31, 2006 and 2005, respectively). No amounts have been borrowed under the credit facility.

The  Company's  long-term  debt  obligations  are  as  follows:


December 31,                                         2006                 2005
-----------                                         -----                 ----

Promissory  note  with the former shareholders
of Tulip, collateralized by Tulip stock,  at
an  interest rate of Prime (8.25% and 7.25% at
December 31, 2006 and 2005,  respectively)
plus 2.00%, payable in quarterly principal
installments of $100,000  through  2010.         $1,350,000           $1,800,000

Term loan agreement collateralized by all
business assets of Company. Payable in
fifty-nine  monthly  principal  payments of
approximately $60,000 and a sixtieth payment
of  approximately  $1,500,000 in 2010. The
loan bears interest equal to the  sum of
1.50% plus one-month LIBOR (5.32% and 4.39%
at December 31, 2006 and 2005, respectively.)     3,869,000            4,584,000

Capitalized  lease  obligation
collateralized by certain machinery,
interest at 8.6%,  payable  in  monthly
installments of $870 through 2007                   10,000                20,000
                                                ----------            ----------
                                                 5,229,000             6,404,000
Less:  current  portion                          1,124,000             1,125,000
                                                ----------           -----------
                                                $4,105,000            $5,279,000
                                                ==========           ===========

                                                                     (continued)
                                                                            F-13

     Principal  payments  due  on  the  Company's long-term debt are as follows:

Year ending December 31,

        2007                $ 1,124,000
        2008                  1,114,000
        2009                  1,114,000
        2010                  1,877,000
                           ------------

                            $ 5,229,000
                            ===========

 9.     STOCK-BASED COMPENSATION PLANS:
---------------------------------------


The Company has stock-based compensation plans which provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees stock options and restricted stock awards to acquire up to 1,891,000 common shares. Additionally, the plans authorize the granting to nonemployee directors of the Company options to acquire up to 125,000 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant. All options and restricted stock grants are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant.

 The  following  table  summarizes  activity  in  stock  options:

December 31,                      2006                            2005
                                  ----                           -----
                                          Average
                               Weighted-  Remaining                  Weighted-
                               Average    Contractual                Average
                               Exercise   Term                       Exercise
                      Options  Price      (in years)       Options   Price
                    ---------  -------   ----------       --------   --------
Outstanding at
 beginning of year    615,000   $2.96         6           1,158,000    $2.70


Granted                 7,000    7.85         9               5,000     8.78

Forfeited              (2,000)   6.66         -                -          -

Exercised             (13,000)   1.55         -            (548,000)    2.48
                      -------  -----        ----          ---------    -----
Outstanding at end of
 year (Vested and
 expected to vest)     607,000  $3.03         5             615,000    $2.96
                     =========  =====       ====          =========   ======
Outstanding
 exercisable at end
 of year               599,000  $2.97        5             610,000    $2.91
                      ========  ======      ====          ========    ====
Weighted-average fair
 value of options granted
 during the year                $4.31                                 $5.79
                                =====                                  =====

                                                                     (continued)
                                                                            F-14

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:
                      Options  Outstanding              Options  Exercisable
                      --------------------             ---------------------
                              Weighted-
                              average      Weighted-                Weighted-
                              Remaining    average                  average
Range  of         Number      Contractual  Exercise     Number      Exercise
Exercise  Prices  Outstanding Life         Price        Exercisable Price
----------------  ----------  ----------  -------    -------------  -------
$  .60  - $1.07     169,000     4.00       $1.06       169,000      $1.06
$1.26  -  $1.62      25,000     3.00       $1.34        25,000      $1.34
$1.92  -  $2.04     159,000     3.00       $1.92       159,000      $1.92
$2.40  -  $3.70       9,000     4.00       $3.42         9,000      $3.42
$4.51  -  $9.28     245,000     7.00       $5.28       237,000      $5.20
--------------   ----------   ------     -------       -------     --------
$  .60  -  $9.28    607,000     5.00       $3.03       599,000      $2.97
================  ========    ======     =======       =======     =======

At December 31, 2006, 340,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights.

At December 31, 2006, the aggregate intrinsic value of options outstanding(vested and expected to vest) was $3,112,000 and the aggregate intrinsic value of options exercisable was $3,110,000. The intrinsic value of options exercised during the year ended December 31, 2006 was approximately $129,000.

The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model for 2006 grants and the Binomial calculation model for 2005 grants. The assumptions used for stock grants issued during the following periods were as follows:

December  31,                                  2006                      2005
-------------                                 ------                  --------

Dividend  Yield                                  -                         -

Expected  Volatility                    53.86%  to 55.52%                55.00%

Risk-free interest rate                  4.87%  to  5.21%                3.92%

Expected  life  of  options  (in  years)       5.50                      9.01

Expected volatility assumptions utilized for 2006 and 2005 were based on the volatility of the Company's stock price for three years and one year, respectively, prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2006 was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Bulletin No. 107 and represents the period of time that options are expected to be outstanding. Expected life for 2005 was based on prior history of option activity. Dividend yield is based on prior history of cash-dividends declared.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2006:

                                                                     (continued)
                                                                            F-15

                               Number  of         Weighted-Average
                               Shares          Grant-Date  Fair  Value
                                ------          -----------------------

Nonvested  stock  options
 at  January  1,  2006          5,000                 $5.79

Granted                         8,000                  4.31

Vested                         (4,000)                 5.79

Forfeited                      (1,000)                 5.79
                                -----                  ----

Nonvested  stock  options
 at  December  31,  2006        8,000                 $4.31
                                =====                 =====

At December 31, 2006, there was approximately $13,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next six months.

During 2004, 294,000 shares of restricted stock were awarded to senior management under the 2003 Employee Stock Incentive Plan. These restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these restricted stock awards is being amortized to compensation expense over the vesting period. The vesting period for 13,000 and 281,000 of these shares is three and ten years, respectively. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest and then amortized over the vesting period. The amount of compensation expense related to restricted stock awards in 2006 and 2005 was $176,000. As of December 31, 2006, the Company has unearned compensation of $1,164,000 associated with these awards. Also, in accordance with SFAS No. 123 (R), the account "unearned compensation" recorded pursuant to APB 25 was reversed and is now a component of "additional paid-in capital."

Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123 (R) requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows in the Statement of Cash Flows.

  10.     EMPLOYEE BENEFIT PLAN:
--------------------------------


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

The Company contributed approximately $220,000 and $184,000 to the plan during the years ended December 31, 2006 and 2005, respectively.


                                                                            F-16

11.     INCOME TAXES:
----------------------

The Company utilized net operating loss carryforwards to offset income taxes except for a $40,000 and $30,000 state income tax expense in Pennsylvania for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $22,000,000 and $7,200,000, respectively, at December 31, 2006. The net operating loss carryforwards expire through 2025.

During the years ended December 31, 2006 and 2005, the Company's deferred tax asset increased principally due to an income tax benefit relating to the exercise of stock options during the year.

The reconciliation of income tax computed at the U.S. federal and state statutory tax rates to income tax expense is as follows:

December 31,                                      2006                2005
                                                 -----               -----
Tax at U.S. statutory rates                       34.0%              34.0%
State taxes                                        8.0                7.0
Utilization of net operating loss carryforward   (40.0)             (40.0)
                                                ------              ------
                                                   2.0%              1.0%
The deferred tax asset is comprised of the following:

December 31,                                         2006               2005
------------                                         -----              -----

Alternative minimum tax credit carryforward        $ 573,000        $  573,000
-------------------------------------------
Net operating loss and capital loss carryforwards
 (including pre-acquisition net operating loss
 carryforwards)                                    7,661,000         8,774,000
---------------
Temporary differences in bases of assets and
 liabilities:
  Accounts receivable and inventory                  254,000           413,000
  Stock-based compensation                            77,000              -
  Goodwill                                           (95,000)          122,000
  Deferred revenue                                   188,000           219,000
  Accrued expenses                                   137,000           100,000
  Property and equipment                             (67,000)          (13,000)
                                                    ---------        ----------
                                                     494,000           841,000
                                                   ---------         ----------
Total deferred tax asset                           8,728,000        10,188,000

Valuation allowances                              (6,678,000)       (8,185,000)
                                               ---------------   -------------
Net deferred tax asset                          $  2,050,000     $   2,003,000
                                                ============     =============


 12.     SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:
------------------------------------------------------------------

Sales to significant customers accounted for approximately 45% (13%, 11%, 11% and 10%) and 51% (17%, 12%, 11% and 11%) of the Company's consolidated net sales for the years ended December 31, 2006 and 2005, respectively.

                                                                     (continued)
                                                                            F-17

Significant customers of the Company's Electronics Group accounted for approximately 61% (16%, 15%, 15% and 15%) and 51% (19%, 18% and 14%) of the
Electronics Group's net sales for the years ended December 31, 2006 and 2005, respectively.

Significant customers of the Company's Power Group accounted for approximately 36% (13%, 12% and 11%) and 31% (17% and 14%) of the Power Group's net sales for 2006 and 2005, respectively.

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


 13.     LEASING ARRANGEMENTS:
-------------------------------


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

Future minimum lease payments as of December 31, 2006 under all operating and capital lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,

     2007                              $   621,000
     2008                                  586,000
     2009                                  559,000
     2010                                  502,000
     2011                                  479,000
     Thereafter                            559,000
                                       -----------
Total future minimum lease payments     $3,306,000
                                       ===========

Rent expense for operating leases was approximately $525,000 and $499,000 for the years ended December 31, 2006 and 2005, respectively.


                                                                            F-18

14.     COMMITMENTS   AND CONTINGENCIES:
-----------------------------------------

The Company has employment agreements with its three executive officers which may be terminated by the Company with not less than three years' prior notice and with four other principal officers, for aggregate annual compensation of $1,960,000. In the event of a change in control of the Company, the executive officers have the right to elect a lump-sum payment representing future compensation due them over the remaining years of their agreements. In addition, the seven officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $380,000 and $398,000 for the years ended December 31, 2006 and 2005, respectively.


15.     BUSINESS SEGMENTS:
----------------------------


The Company operates through two business segments. The Electronics Group is comprised of the Orbit Instrument Division and the Company's wholly owned subsidiary, Tulip Development Laboratory, Inc. and its manufacturing affiliate, TDL Manufacturing, Inc. The Electronics Group is engaged in the design, manufacture and sale of customized electronic components and subsystems. The Company's Power Group, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.


The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company's business segment information as of and for the years ended December 31, 2006 and 2005:

Year ended December 31,                            2006               2005
-----------------------                            ----               ----

Net sales:

Electronics Group:
  Domestic                                     $ 15,291,000     $ 13,878,000
  Foreign                                         1,031,000          868,000
                                               ------------     ------------
Total Electronics Group                          16,322,000       14,746,000

Power Group:
  Domestic                                        8,170,000        8,894,000
  Foreign                                           523,000          614,000
                                                -----------     ------------
Total Power Group                                 8,693,000        9,508,000
                                                -----------     ------------
Total net sales                                 $25,015,000      $24,254,000
                                                ===========      ===========

Income (expenses) from operations:
  Electronics Group                             $ 3,017,000     $  2,812,000
  Power Group                                       996,000        1,587,000
  General corporate expenses not allocated       (1,469,000)      (1,538,000)

                                                                     (continued)
                                                                            F-19

   Interest expense                                (443,000)        (333,000)
   Investment and other income, net                 358,000          186,000
                                                ------------       -----------
  Income from operations
   before income taxes                          $ 2,459,000     $  2,714,000
                                                ===========     ============

December 31,                                       2006              2005
                                                 -------            -------
Assets:
  Electronics Group                           $  8,680,000      $  8,383,000
  Power Group                                    4,583,000         4,854,000
  General corporate assets not allocated        17,952,000        15,915,000
                                               -----------      ------------

        TOTAL ASSETS                           $31,215,000       $29,152,000
                                               ===========       ===========

Depreciation and amortization:
  Electronics Group                          $     544,000    $      468,000
  Power Group                                       22,000            19,000
  Corporate                                         40,000           199,000
                                               -----------       -----------
       TOTAL DEPRECIATION AND AMORTIZATION   $     606,000    $      686,000
                                             =============    ==============

16.   INCOME PER COMMON SHARE:
------------------------------

The following table sets forth the computation of basic and diluted income per common share:
Year Ended December 31,                               2006             2005
-----------------------                           --------          -------

Denominator:
  Denominator for basic income per share -
  weighted-average common shares                   4,302,000        4,056,000

Effect of dilutive securities:
  Unearned portion of restricted stock awards        101,000           65,000
  Employee and director stock options                235,000          348,000
                                                   ---------        ---------
Dilutive potential common shares                     336,000          413,000
                                                   ---------        ---------
 Denominator for diluted income
 per share - weighted-average common
 shares and assumed conversions                     4,638,000       4,469,000
                                                  ===========      ==========

The numerator for basic and diluted income per share for the years ended December 31, 2006 and 2005 is the net income for each year.

Stock options totaling 6,000 shares were outstanding during the year ended December 31, 2006, but were not included in the computation of earnings per share. The inclusion of these instruments would have been antidilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the period.


                                                                            F-20


  17.     RELATED PARTY TRANSACTION:
 -----------------------------------
Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five year lease commenced April 2005 and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For the years ended December 31, 2006 and 2005, the total amount paid under this lease was approximately $111,000 and $82,000, respectively.

                                                                            F-21

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  30,  2007                    By:  /s/  Dennis  Sunshine
                                                 ---------------------
                                            Dennis  Sunshine,  President
                                            and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                      DATE
---------                              -----                      ----

/s/ Dennis Sunshine          President, Chief Executive        March 30, 2007
-------------------          Officer and Director
Dennis Sunshine             (Principal Executive Officer)

/s/ Mitchell Binder          Executive Vice President,         March 30, 2007
--------------------         Chief Financial Officer,
Mitchell Binder              and Director
                            (Principal Financial and
                             Accounting Officer)

/s/ Bruce Reissman           Executive Vice President,         March 30, 2007
------------------           Chief Operating Officer
Bruce Reissman               and Director

/s/ Arthur Rhein             Director                          March 30, 2007
-----------------
Arthur Rhein

 /s/ Bernard Karcinell       Director                          March 30, 2007
----------------------
Bernard Karcinell

/s/ Lee Feinberg             Director                          March 30, 2007
-----------------
Lee Feinberg

/s/ H. William Coogan, Jr.  Director                          March 30, 2007
---------------------------
H. William Coogan, Jr.