Form 10-Q
period 2007-03-31
ORBIT INTERNATIONAL CORP
filed 2007-05-14
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    (Mark one)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the Quarterly period ended March 31, 2007

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the transition period from           to

                          COMMISSION FILE NUMBER 0-3936

                            ORBIT INTERNATIONAL CORP.
           (Exact name of business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):

Large  Accelerated  Filer  ___  Accelerated  Filer ___  Non-accelerated Filer  X
                                                                              --

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes___ No X
                                                  --

The number of shares outstanding of registrant's Common Stock, par value $.10, as of May 10, 2007 was 4,595,571.
                             ---------



                                      INDEX

                                                                       Page No.
                                                                       --------

Report of Independent Registered Public Accounting Firm                    3

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     March  31,  2007(unaudited)  and  December  31,  2006                4-5

     Condensed  Consolidated  Statement  of  Operations
     (unaudited)  Three  Months  Ended
       March  31,  2007  and  2006                                         6

     Condensed  Consolidated  Statement  of  Cash  Flows
     (unaudited)  Three  Months  Ended  March  31,  2007  and  2006        7

     Notes  to  Condensed  Consolidated  Financial  Statements            8-13

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                             14-21

     Item  3.  -  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                             21

     Item  4.  -  Controls  and  Procedures                               21

Part  II.     Other  Information:

     Item  6  -  Exhibits                                                 22

     Signatures                                                           23

     Exhibits                                                           24-29




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



May  10,  2007







                                  PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEET

                                               March 31,     December 31,
                                                   2007          2006
                                             ------------    -------------
                                              (unaudited)

ASSETS
---------------------------

Current assets:

  Cash and cash equivalents                 $   3,028,000    $ 3,935,000
  Investments in marketable securities          4,580,000      4,062,000
  Accounts receivable (less allowance for
   doubtful accounts)                           3,813,000      3,712,000
  Inventories                                   9,445,000      8,992,000
  Deferred tax asset                              722,000        717,000
  Other current assets                            163,000        145,000
                                                ---------     ----------

    Total current assets                       21,751,000     21,563,000

Property and equipment, net                       407,000        414,000

Goodwill                                        6,135,000      6,135,000

Intangible assets, net                          1,095,000      1,204,000

Deferred tax asset                              1,333,000      1,333,000

Other assets                                      568,000        566,000
                                               ----------     ----------


    TOTAL ASSETS                             $ 31,289,000    $31,215,000
                                               ==========    ===========






See accompanying notes.











                                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                       (continued)


                                                      March 31,      December 31,
                                                        2007           2006
                                                    ------------    -------------
                                                     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:

  Current portion of long-term obligations          $   1,121,000   $ 1,124,000
  Accounts payable                                      1,304,000     1,028,000
  Accrued expenses                                      1,184,000     1,353,000
  Customer advances                                       528,000       797,000
  Deferred income                                          85,000        85,000
                                                   --------------  ------------

  Total current liabilities                             4,222,000     4,387,000

Deferred income                                           406,000       427,000

Long-term obligations, net of current
 maturities                                             3,776,000     4,105,000
                                                   --------------  ------------

  Total liabilities                                     8,404,000     8,919,000
                                                   --------------   -----------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000
 shares authorized, 4,588,000 shares issued
 and outstanding at 2007 and 2006, respectively           459,000       459,000
Additional paid-in capital                             19,586,000    19,536,000
Accumulated other comprehensive (loss) gain,
 net of tax                                                (4,000)        5,000
 Retained earnings                                      2,844,000     2,296,000
                                                      -----------    ----------

Total stockholders' equity                             22,885,000    22,296,000
                                                       ----------   -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    31,289,000   $31,215,000
                                                  ===============   ===========







See accompanying notes.






                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                               Three Months Ended
                                  March 31,
                              2007           2006
                         ----------   -------------


Net sales                $6,220,000   $  6,629,000

Cost of sales             3,475,000      3,732,000
                         -----------  ------------

Gross profit              2,745,000      2,897,000
                         -----------  ------------

Selling, general and
 administrative
  expenses                2,221,000      2,146,000
Interest expense             95,000        116,000
Investment and
 other income, net         (129,000)   (    67,000)
                         -----------  ------------

Income before provision
 for income taxes           558,000        702,000

Provision for income
 taxes                       10,000         10,000
                         -----------  ------------

NET INCOME               $  548,000   $    692,000
                         ===========  ============

Net income per
common share:


  Basic                       $ .13          $.16
  Diluted                     $ .12          $.15












See accompanying notes.






                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (unaudited)
                                                   Three Months Ended
                                                      March 31,
                                                    2007          2006
                                              ----------   -----------
Cash flows from operating activities:
  Net income                                 $   548,000   $   692,000
  Adjustments to reconcile net income
   to net cash (used in) provided by
   operating activities:
  Stock-based compensation expense                50,000        51,000
  Amortization of intangible assets              109,000       109,000
  Depreciation and amortization                   30,000        38,000
  Gain on sale of marketable securities           (8,000)            -
  Bond premium amortization                        4,000        13,000
   Deferred income.                              (21,000)      (22,000)

Changes in operating assets and liabilities:
  Accounts receivable                           (101,000)     (451,000)
  Inventories                                   (453,000)      (75,000)
  Other current assets                           (18,000)      (62,000)
  Other assets                                    (2,000)      (22,000)
  Accounts payable                               276,000       803,000
  Accrued expenses                              (169,000)     (363,000)
  Customer advances                             (269,000)     (244,000)
                                             ------------  ------------
Net cash (used in) provided by operating
 activities                                      (24,000)      467,000

Cash flows from investing activities:

  Cash paid for direct costs relating to
  Tulip acquisition                                    -        (5,000)
  Purchases of property and equipment            (23,000)      (51,000)
  Sale of marketable securities                  320,000             -
  Purchase of marketable securities             (848,000)   (1,882,000)
                                            ------------  ------------
Net cash used in investing activities           (551,000)   (1,938,000)

Cash flows from financing activities:

  Repayments of long-term debt                  (332,000)     (282,000)
  Proceeds from exercise of stock options              -        15,000
                                             ------------  ------------
Net cash used in financing activities           (332,000)     (267,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS       (907,000)   (1,738,000)

Cash and cash equivalents - January 1          3,935,000     3,933,000
                                              ----------   -----------

CASH AND CASH EQUIVALENTS - March 31          $3,028,000   $ 2,195,000
                                              ==========   ===========

Supplemental cash flow information:

Cash paid for interest                       $   100,000   $   117,000

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

     The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2007.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2006  contained  in  the  Company's  Form  10-KSB.

     For comparability, certain 2006 amounts have been reclassified, where appropriate, to conform to the financial statements presentation in 2007.

     Effective January 1, 2006, the Company began recognizing share-based compensation, under Statement of Financial Accounting Standards ("SFAS") No. 123
(R), Share Based Payment, for all awards granted after January 1, 2006 and for the unvested portion of previous award grants based on each award's grant date fair value. At March 31, 2007, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally, the awards vest based upon time-based conditions. Share-based compensation expense for the three months ended March 31, 2007 and 2006 was $50,000 and $51,000, respectively.

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period. The share based expense for these awards was determined based on the market price of the Company' stock at the date of grant applied to the total number of shares that were anticipated to vest. As of March 31, 2007, the Company has unearned compensation of $1,122,000 associated with these awards.







(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



     Stock option activity during the three months ended March 31, 2007, under all our stock option plans is as follows:

                                                     Average
                                      Weighted       Remaining
                                      Average        Contractual
                          Number of   Exercise       Term
                          Shares      Price          (in  years)
                          ------      -----          -----------

Options  outstanding,
 January  1,  2007         607,000      $3.03           5

Granted                       -           -             -

Forfeited                     -           -             -

Exercised                     -           -             -
                           ------       -----        ------

Options  outstanding,
 March  31,  2007
(Vested  and  expected
  to  vest)                607,000      $3.03           5
                           =======      =====          ===

Outstanding  exercisable
 at  March  31,  2007      600,000      $2.97           5
                           =======      =====          ===


     At March 31, 2007 the aggregate intrinsic value of options outstanding was $2,865,000 and the aggregate intrinsic value of options exercisable was $2,862,000.

     The following table summarizes the Company's nonvested stock option activity for the nine months ended March 31, 2007:

                              Number  of    Weighted-Average
                                Shares      Grant-Date  Fair  Value
                                ------      -----------------------

Nonvested  stock  options
 at  January  1,  2007           7,000          $4.31

Granted                            -              -

Vested                             -              -

Forfeited                          -              -
                                 -----          ----

Nonvested  stock  options
 at  March  31,  2007            7,000          $4.31
                                 =====          =====

     At March 31, 2007, there was approximately $5,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next three months.


                   (ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     In April 2005, the Company entered into an amended $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory and machinery and equipment. In April 2006, the interest rate was reduced. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 1.50% plus the one-month London Inter-bank offer rate (LIBOR) (5.32% at March 31, 2007). No amounts have been borrowed under the credit facility.

     In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip. In April 2006, the interest rate was reduced. The Term Loan will have monthly principal payments of approximately $60,000 and bear interest equal to the sum of 1.50% plus the one-month LIBOR. The loan's unpaid balance at March 31, 2007 was approximately $3,690,000.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (8.25% at March 31, 2007). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In October 2006, pursuant to permission from its primary lenders, the Company increased quarterly principal payments to $150,000. The note's unpaid balance at March 31, 2007 was approximately $1,200,000.

(NOTE 3) - Income Per Share:
 ------    ----------------

     The following table sets forth the computation of basic and diluted income per common share:

                                                       Three Months Ended
                                                            March 31,
                                                     2007             2006
                                                     ----             ----
Denominator:
     Denominator  for  basic
     income  per  share  -
     weighted-average  common
     shares                                        4,307,000        4,338,000
Effect  of  dilutive  securities:
     Employee  and  directors
     stock  options                                  225,000          272,000
     Unearned  portion  of  restricted
     stock  awards                                   102,000           79,000
                                                     -------           ------

     Denominator  for  diluted
     income  per  share  -
     weighted-average  common
     shares  and  assumed
     conversion                                    4,634,000        4,689,000
                                                   =========        =========

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The numerator for basic and diluted income per share for three month periods ended March 31, 2007 and 2006 is net income.

     Options to purchase 6,000 shares of common stock were outstanding during the three months ended March 31, 2007, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective period.

     Approximately 281,000 and 242,000 shares of common stock were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                                 March 31,     December 31,
                                   2007           2006
                                 -------       ----------

Raw Materials                 $ 5,478,000     $ 5,245,000
Work-in-process                 3,306,000       3,138,000
Finished goods                    661,000         609,000
                               -----------     ----------
     TOTAL                    $ 9,445,000     $ 8,992,000
                              ===========     ===========

(NOTE 6) - Comprehensive Income:
-------    --------------------

     For the three months ended March 31, 2007 and 2006, total comprehensive income, net of tax was $539,000 and $689,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

(NOTE 7) - Business Segments:
--------   -----------------

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and Tulip Subsidiary. The Electronics Segment is engaged in the design, manufacture and sale of customized electronic components and subsystems. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

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

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)


     The following is the Company's business segment information for the three month periods ended March 31, 2007 and 2006:

                                   Three Months Ended
                                       March 31,
                                 2007           2006
                                 ----           ----
Net sales:
     Electronics
     Domestic                $ 3,901,000     $ 3,936,000
     Foreign                     299,000         325,000
                                ---------     ----------
     Total Electronics         4,200,000       4,261,000

     Power Units
          Domestic             1,855,000       2,254,000
          Foreign                165,000         114,000
                               ---------       ---------
     Total Power Units         2,020,000       2,368,000
                               ---------       ---------

          Total              $ 6,220,000     $ 6,629,000
                             ===========     ===========

Income from operations:
     Electronics             $   759,000     $   815,000
     Power Units                 111,000         233,000
General corporate
     expenses not
     allocated                  (346,000)       (297,000)
Interest expense                 (95,000)       (116,000)
Investment and other
     income                      129,000          67,000
                             -----------     -----------
Income before
     income taxes            $   558,000     $   702,000
                             ===========     ===========


(NOTE 8) - Goodwill and Other Intangible Assets:
--------   -------------------------------------

     The Company applies Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company concluded, as of March 31, 2007, that there was no impairment to goodwill and, pursuant to SFAS 142, goodwill is no longer being amortized.

     Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2007 and for the next three years is as follows:

               2007             $  326,000
               2008                356,000
               2009                330,000
               2010                 83,000
                                ----------

               Total            $1,095,000
                                ==========

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)



(NOTE  9)  -  Income  Taxes
---------     -------------

     For the three months ended March 31, 2007 and 2006, the Company utilized net operating loss carryforwards to offset income taxes except for a $10,000 state income tax expense in Pennsylvania.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact to the Company's consolidated financial position, results of operations or cash flows for the three month period ended March 31, 2007.

Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Executive  Overview
-------------------

     The Company recorded a decrease in operating results for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Revenues decreased by 6.2% and due to higher selling, general and administrative expenses and despite slightly higher gross margins, lower interest expense and increased investment and other income during the current period, the Company recorded a 20.8% decrease in net income for the three months ended March 31, 2007. Our backlog at March 31, 2007 was approximately $16,000,000 compared to $14,300,000 at March 31, 2006, an increase of 12.1%. and strong bookings continued in the month of April 2007. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect our strong operating results to continue in 2007. Our success of the past few years has significantly strengthened our balance sheet evidenced by our
5.2 to 1 current ratio at March 31, 2007. We currently have a $2,500,000 credit facility in place that we have not used to date, and the Company is currently exploring acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.


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




Inventories
-----------

     Inventory is valued at the lower of cost (specific, average and first-in first-out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company's products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that the Company had previously determined obsolete.

Deferred  tax  asset
--------------------

     At December 31, 2006, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $22,000,000 and $7,000,000, respectively, that expire through 2025. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.


Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for those assets not previously recorded. The Company applies Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the cost of certain intangible assets are no longer subject to amortization. These costs are reviewed for potential impairment on an annual basis. During the first quarter of 2007, the Company determined that there was no impairment to its goodwill and other intangible assets.


 Share-Based  Compensation
 -------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share based compensation expense was $50,000 for the three months ended March 31, 2007 compared to $51,000 from the prior year period. The estimated fair value of stock options granted since January 1, 2006 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.


Results  of  Operations
-----------------------


Three  month  period  ended  March  31,  2007  v.  March  31,  2006
-------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group").

     Consolidated net sales for the three month period ended March 31, 2007 decreased by 6.2% to $6,220,000 from $6,629,000 for the three month period ended March 31, 2006 principally due to a 14.7% and 1.4% decrease in sales recorded by the Power Group and Electronics Group, respectively. The decrease in sales from the Power Group was principally due to deliveries under certain contracts that are not due until the second half of 2007.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2007 slightly increased to 44.1% from 43.7% for the three month period ended March 31, 2006. This increase resulted from a higher gross profit from both the Company's Electronics and Power Groups and was principally due to product mix.

     Selling, general and administrative expenses increased by 3.5% to $2,221,000 for the three month period ended March 31, 2007 from $2,146,000 for the three month period ended March 31, 2006 principally due to higher selling costs incurred by the Electronics Group and higher corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2007 increased to 35.7% from 32.4% for the three month period ended March 31, 2006 principally due to an increase in the aforementioned costs as well as a decrease in sales.

     Interest expense for the three months ended March 31, 2007 decreased to $95,000 from $116,000 for the three months ended March 31, 2006 due to a decrease in the amounts owed to lenders in the current period.

     Investment and other income for the three month period ended March 31, 2007 increased to $129,000 from $67,000 for the three-month period ended March 31, 2006 principally due to an increase in the amounts invested during the current period and to an increase in interest rates.

     Net income before income tax provision was $558,000 for the three months ended March 31, 2007 compared to $702,000 for the three months ended March 31, 2006. The decrease in income was principally due to the decrease in sales from both the Company's operating groups and the increase in selling, general and administrative expenses as a percentage of sales; despite the increase in gross profit, the decrease in interest expense and the increase in investment and other income.

     Income taxes for both the three months ended March 31, 2007 and the comparable prior period consist of $10,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the three months ended March 31, 2007 was $548,000 compared to $692,000 for the three months ended March 31, 2006, a decrease of 20.8%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the three months ended March 31, 2007 decreased by 17.1% to $842,000 from $1,016,000 for three months ended March 31, 2006. Listed below is the EBITDA reconciliation to net income:

                                     Three  months  ended
                                           March  31,
                                           ----------
                                     2007              2006
                                     ----              ----

Net  income                        $548,000          $692,000
Interest  expense                    95,000           116,000
Income  tax  expense                 10,000            10,000
Depreciation  and  amortization     139,000           147,000
Stock  based  compensation           50,000            51,000
                                    -------          --------
EBITDA                             $842,000        $1,016,000
                                   ========        ==========


Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $17,529,000 at March 31, 2007 compared to $17,176,000 at December 31, 2006. The ratio of current assets to current liabilities was 5.2 to 1 at March 31, 2007 compared to 4.9 to 1 at December 31, 2005.

     Net cash used in operations for the three month period ended March 31, 2007 was $24,000, primarily attributable to the increase in accounts receivable and inventories, the decrease in accrued expenses and customer advances that was partially offset by net income for the period, the non-cash amortization of intangible assets and an increase in accounts payable. Net cash provided by operations for the three month period ended March 31, 2006 was $467,000, primarily attributable to net income for the period, the non-cash amortization of intangible assets and stock based compensation and an increase in accounts payable that was partially offset by an increase in accounts receivable and a decrease in accrued expenses and customer advances.

     Cash flows used in investing activities for the three month period ended March 31, 2007 was $551,000, primarily attributable to the net purchases of marketable securities and property and equipment. Cash flows used in investing activities for the three month period ended March 31, 2006 was $1,938,000, primarily attributable to the purchases of marketable securities and property and equipment.

     Cash flows used in financing activities was $332,000, attributable to the repayment of long term debt. Cash flows used in financing activities was $267,000, attributable to the repayment of long term debt that was partially offset by the proceeds from stock option exercises.

     In April 2005, the Company entered into a $2,500,000 credit facility with a commercial lender secured by accounts receivable, inventory, and property and equipment. Also in April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In April 2006, the interest rates on both the Term Loan Agreement and the credit facility were reduced. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Loans prior to the renewal, under the facility, bore interest equal to the sum of 2.00% plus the one-month LIBOR (5.32% at March 31, 2007) and the Term Loan did bear interest equal to the sum of 2.25% plus the one-month LIBOR. Pursuant to the renewal, both the credit facility and the Term Loan bear interest equal to the sum of 1.50% plus the one-month LIBOR. Monthly principal payments under the Term Loan, of approximately $60,000 per month, commenced in June 2005.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (8.25% at March 31, 2007). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In October 2006, pursuant to permission from its primary lender, the Company increased its quarterly principal payment to $150,000 along with accrued interest and intends to continue to make quarterly principal payments of $150,000 until the loan is repaid in full.

     The Company's contractual obligations and commitments are summarized as follows:


                                Less  than      1-3        4-5        After  5
Obligation            Total     1  Year         Years      Years       Years
----------            -----     -------         -----      -----     ---------

Long-term  debt     $4,890,000  $1,114,000   $2,943,000   $833,000   $  -

Capital  lease
   Obligations           7,000       7,000       -           -          -

Operating  leases    3,147,000     610,000    1,619,000    918,000      -
                    ----------   ---------    --------    --------   -------

Total  contractual
    Obligations     $8,044,000  $1,731,000   $4,562,000 $1,751,000  $    -

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. The Company's
Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has seen improvement in bookings and revenue levels since 2001. Both of the Company's business segments had strong bookings in 2004 and 2005 that continued into the first quarter of 2006. During the second quarter of 2006, the Company began to experience a slowdown in its bookings due to program funding delays. However, the Company began to receive some of the expected follow-on awards during the end of the third and fourth quarters of 2006. Strong bookings continued during the first quarter of 2007 and the Company remains confident that it will continue to receive follow-on orders and option quantities that have been affected by these previous program funding delays, although the timing of their release remains uncertain. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. However, even increased military spending does not necessarily guarantee the Company of increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts. Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the addition of Tulip provide the Electronics Segment a more diversified customer base.

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. In April 2005, it completed the acquisition of Tulip. Since that time, the Company reviewed various potential acquisitions and in January 2007, hired Cove Partners LLC, an investment banking firm located in La Jolla, CA, that specializes in mergers and acquisitions and strategic advisory services. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but none have progressed beyond a preliminary due diligence stage.


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

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     See Part II, Item 6A "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for a discussion of the Company's exposure to market risk. There have been no material changes to the Company's market risk exposures since December 31, 2006.

Item  4.     CONTROLS  AND  PROCEDURES

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

     There has been no changes to our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings
          None

Item 1A. Risk Factors
          None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.  Defaults Upon Senior Securities
          None

Item 4.  Submissions of Matters to Vote of Security Holders
          None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on form 8-K

     (a) Exhibits

          Exhibit Number     Description
          --------------     -----------
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

     (b) Reports on 8-K

          On March 8, 2007, the Company filed a current report on Form 8-K under
Item 2.02 Results of Operations and Financial Condition relating to its press release issued on March 8, 2007, announcing the Company's operating results for the three months and year ended December 31, 2006.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     May 14, 2007            /s/ Dennis Sunshine
                                   -------------------
                                   Dennis Sunshine, President,
                                   Chief Executive Officer and
                                   Director



Dated:     May 14, 2007            /s/Mitchell Binder
                                   ------------------
                                   Mitchell Binder, Executive
                                   Vice President, Chief
                                   Financial Officer
                                   and Director