Form 10-Q
period 2007-06-30
ORBIT INTERNATIONAL CORP
filed 2007-08-10
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    (Mark one)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the Quarterly period ended June 30, 2007

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

Check  whether  the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X  No  ___
        -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large  Accelerated  Filer____  Accelerated  Filer____  Non-accelerated  Filer  X
                                                                              --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X
                                                  --

The number of shares outstanding of registrant's Common Stock, par value $.10, as of August 10, 2007 was 4,595,571.
                                ---------




                                      INDEX

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                    3

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     June  30,  2007(unaudited)  and  December  31,  2006                 4-5

     Condensed  Consolidated  Statements  of  Operations
     (unaudited)  Six  and  Three  Months  Ended
       June  30,  2007  and  2006                                          6

     Condensed  Consolidated  Statement  of  Cash  Flows
     (unaudited)  Six  Months  Ended  June  30,  2007  and  2006           7

     Notes  to  Condensed  Consolidated  Financial  Statements           8-13

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                            14-22

   Item  3  -  Quantitative  and  Qualitative  Disclosure  About
     Market  Risk                                                         22

     Item  4  -  Controls  and  Procedures                                22

Part  II.     Other  Information:

     Item  4  -  Submission of Matters to a Vote of Security Holders      23

     Item  6  -  Exhibits                                                 23

     Signatures                                                           24

     Exhibits                                                           25-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York



August  8,  2007





                            PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET


                                                                June 30,   December 31,
                                                                  2007         2006
                                                           -------------   -----------
                                                             (unaudited)

ASSETS
---------------

Current assets:

                 Cash and cash equivalents                 $   2,500,000  $ 3,935,000
                 Investments in marketable securities          4,610,000    4,062,000
                 Accounts receivable (less allowance for
                 doubtful accounts)                            3,559,000    3,712,000
                 Inventories.                                 10,173,000    8,992,000
                 Deferred tax asset                              722,000      717,000
                 Other current assets                            152,000      145,000
                                                           -------------  -----------

                 Total current assets                         21,716,000   21,563,000

                 Property and equipment, net                     418,000      414,000

                 Goodwill                                      6,135,000    6,135,000

                 Intangible assets, net                          986,000    1,204,000

                 Deferred tax asset                            1,363,000    1,333,000

                 Other assets                                    575,000      566,000
                                                           -------------  -----------


                 TOTAL ASSETS                              $  31,193,000  $31,215,000
                                                           =============  ===========



See accompanying notes.




                                       ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                                      (continued)



                                                              June 30,           December 31,
                                                               2007                 2006
                                                            -----------         ----------------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:

           Current portion of long-term obligations            1,104,000          $ 1,124,000
           Accounts payable                                    1,355,000            1,028,000
           Accrued expenses                                    1,231,000            1,353,000
           Customer advances                                     138,000              797,000
           Deferred income.                                       85,000               85,000
                                                           --------------         -----------

           Total current liabilities                           3,913,000            4,387,000

           Deferred income                                       385,000              427,000

           Long-term obligations, net of current
            maturities                                         3,463,000            4,105,000
                                                            ------------          -----------

           Total liabilities                                   7,761,000            8,919,000
                                                            ------------          -----------

STOCKHOLDERS' EQUITY

           Common stock - $.10 par value, 10,000,000
            Shares authorized, 4,596,000 and 4,588,000
            shares issued and outstanding at 2007 and
            2006, respectively                                   460,000              459,000
           Additional paid-in capital                         19,655,000           19,536,000
           Accumulated other comprehensive (loss) gain,
            net of tax                                           (29,000)               5,000
           Retained earnings                                   3,346,000            2,296,000
                                                            ------------          -----------

           Total stockholders' equity                         23,432,000           22,296,000
                                                            ------------          -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  31,193,000         $ 31,215,000
                                                          ==============         ============




                             See accompanying notes.






                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                         Six Months Ended                   Three Months Ended
                             June 30,                           June 30,
                       2007            2006             2007              2006
                       ----           ----              ----              ----


Net sales           $12,374,000   $12,739,000        $ 6,154,000   $ 6,110,000

Cost of sales         6,913,000     7,155,000          3,438,000     3,423,000
                    ----------   ------------        -----------   -----------
Gross profit          5,461,000     5,584,000          2,716,000     2,687,000
                    -----------   -----------         ----------    ----------

Selling, general and
 administrative
  expenses            4,459,000     4,201,000          2,238,000      2,055,000
Interest expense        182,000       228,000             87,000        112,000
Investment and
 other income, net    ( 255,000)   (  151,000)          (126,000)      ( 84,000)
                       ---------    ----------        -----------    ----------
Income before
 provision for
  income taxes        1,075,000     1,306,000            517,000        604,000

Provision for
  income taxes           25,000        25,000             15,000         15,000
                     ----------     ---------          ---------    -----------


NET INCOME          $ 1,050,000   $ 1,281,000        $   502,000    $   589,000
                    ===========    ===========       ===========    ===========

Net income per
common share:


     Basic            $  .24        $  .29                $  .12     $  .14
     Diluted          $  .23        $  .27                $  .11     $  .13



                             See accompanying notes.


                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                        Six Months Ended
                                                             June 30,
                                                     2007              2006
                                                     ----              ----
Cash flows from operating activities:
     Net income                                   $1,050,000       $1,281,000
     Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
     Stock-based compensation expense                 88,000          106,000
     Amortization of intangible assets               218,000          218,000
     Depreciation and amortization                    61,000           69,000
     Bond premium amortization                         7,000           23,000
     Bad debt                                         12,000              -
     Gain on sale of marketable securities           (15,000)             -
     Deferred income.                                (42,000)         (43,000)

Changes in operating assets and liabilities:
     Accounts receivable                             141,000          120,000
     Inventories                                  (1,181,000)        (115,000)
     Other current assets                             (7,000)         (34,000)
     Other assets                                     (9,000)         636,000
     Accounts payable                                327,000          254,000
     Accrued expenses                               (122,000)        (235,000)
     Customer advances                              (659,000)        (226,000)
                                                    ---------        ---------

Net  cash  (used  in)  provided  by
 operating  activities                              (131,000)       2,054,000

Cash flows from investing activities:

     Purchases of property and equipment             (65,000)         (98,000)
     Sale of marketable securities                   522,000          158,000
     Purchase of marketable securities            (1,113,000)      (2,688,000)
     Cash paid for direct costs relating to
      Tulip acquisition                                 -              (5,000)
                                                   ----------      -----------

Net cash used in investing activities               (656,000)      (2,633,000)

Cash flows from financing activities:

     Repayments of long-term debt                 (1,712,000)        (563,000)
     Proceeds from issuance of long term debt      1,050,000              -
     Proceeds from exercise of stock options          14,000           15,000
                                                  ----------       ----------

Net cash used in financing activities               (648,000)        (548,000)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                 (1,435,000)      (1,127,000)

Cash and cash equivalents - January 1              3,935,000        3,933,000
                                                  ----------       ----------

CASH AND CASH EQUIVALENTS - June 30               $2,500,000       $2,806,000
                                                  ==========       ==========

Supplemental cash flow information:

     Cash paid for interest                       $  218,000       $  232,000
                                                  ==========       ==========

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

     The results of operations for the six and three months ended June 30, 2007, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2007.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2006  contained  in  the  Company's  Form  10-KSB.


     Effective January 1, 2006, the Company began recognizing share-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123
(R), Share Based Payment, for all awards granted after January 1, 2006 and for the unvested portion of previous award grants based on each award's grant date fair value. At June 30, 2007, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally, the awards vest based upon time-based conditions. Stock compensation expense was $38,000 and $88,000 for the three and six months ended June 30, 2007, respectively, and $55,000 and $106,000 for the comparable 2006 periods.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:

                                              Six Months Ended
                                                  June 30,
                                           2007             2006
                                           ----             ----

Dividend Yield                               -                -
Expected Volatility                       51.19%        53.86% to 55.52%
Risk-free interest rate                    5.02%         4.87% to  5.21%
Expected life of options (in years)        3.63              5.50

     Expected volatility assumptions utilized for 2007 and 2006 were based on the volatility of the Company's stock price for 3.63 and 3 years, respectively, prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2007 was based on prior history of option activity. Expected life for 2006 was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Bulletin No. 107 and represents the period of time that options are expected to be outstanding. Dividend yield is based on prior history of cash dividends declared.

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period. The share based expense for these awards was determined based on the market price of the Company' stock at the date of grant applied to the total number of shares that were anticipated to vest. As of June 30, 2007, the Company has unearned compensation of $1,085,000 associated with these awards.


     Stock option activity during the six months ended June 30, 2007, under all our stock option plans is as follows:

                                                        Average
                                       Weighted        Remaining
                                       Average         Contractual
                          Number  of   Exercise          Term
                          Shares       Price          (in  years)
                          ------        -----         -----------

Options  outstanding,
 January  1,  2007        607,000        $3.03            5

Granted                     4,000         9.07           10

Forfeited                  (1,000)        7.11            -

Exercised                  (7,000)        1.92            -
                           -------        ----          ---

Options  outstanding,
 June  30,  2007
(Vested  and  expected
  to  vest)               603,000        $3.08            5
                          =======        =====            =

Outstanding  exercisable
 at  June  30,  2007      599,000        $3.05            5
                          =======        =====            =

     At June 30, 2007 the aggregate intrinsic value of options outstanding and exercisable was $3,480,000. The intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $49,000.

     The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2007:

                              Number  of       Weighted-Average
                              Shares          Grant-Date  Fair  Value
                              ------          -----------------------

Nonvested  stock  options
 at  beginning  of  year        7,000                 $4.31

Granted                         4,000                  3.92

Vested                         (6,000)                 4.40

Forfeited                      (1,000)                 3.89
                               -------                 ----

Nonvested  stock  options
 At  end  of  year              4,000                 $3.92
                                =====                 =====

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     At June 30, 2007, there was approximately $14,000 of unrecognized compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next twelve months.

(NOTE  2)  -  Financing  Arrangements:
 -------      -----------------------

     In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility bear interest equal to the sum of 1.00% plus the one-month London Inter-bank offer rate (LIBOR) (5.32% at June 30,
2007).  No  amounts  have  been  borrowed  under  the  credit  facility.

In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip. The Term Loan has fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of approximately $1,500,000. In June 2007, the interest rate was amended and the loan currently bears interest equal to the sum of 1.15% plus the one-month LIBOR. The loan's unpaid balance at June 30, 2007 was approximately $3,512,000.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (8.25% at June 30, 2007) plus 2.00%. Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of the new loan, monthly payments of $35,000 will be made over a thirty-month period, commencing August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR.

(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:

                                      Six Months Ended      Three Months Ended
                                          June 30,               June 30,
                                      2007        2006       2007         2006
                                      ----        ----       ----         ----
Denominator:
     Denominator  for  basic
     income  per  share  -
     weighted-average  common
     shares                        4,309,000   4,348,000  4,312,000    4,349,000
Effect  of  dilutive  securities:
     Employee  and  directors
     stock  options                  227,000     255,000    230,000      231,000

(continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     Unearned  portion  of  restricted
     stock  awards                   109,000     64,000     110,000       47,000
                                     -------     ------     -------       ------
     Denominator  for  diluted
     income  per  share  -
     weighted-average  common
     shares  and  assumed
     conversion                    4,645,000  4,667,000   4,652,000    4,627,000
                                   =========  =========   =========    =========

     The numerator for basic and diluted income per share for the six and three month periods ended June 30, 2007 and 2006 is net income.

     Options to purchase 10,000 shares of common stock were outstanding during the three and six months ended June 30, 2007 and options to purchase 6,000 shares were outstanding for the three month period ended June 30, 2006, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

Approximately 281,000 shares of common stock were outstanding during the three and six months ended June 30, 2007, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                                       June 30,        December 31,
                                         2007              2006
                                         ----              ----

Raw Materials                       $ 5,900,000       $ 5,245,000
Work-in-process                       3,561,000         3,138,000
Finished goods                          712,000           609,000
                                    -----------       -----------
     TOTAL                          $10,173,000       $ 8,992,000
                                    ===========       ===========

(NOTE 6) - Comprehensive Income:
-------    --------------------

     For the six and three months ended June 30, 2007, total comprehensive income, net of tax was $1,016,000 and $477,000, respectively. For the comparable periods during 2006, total comprehensive income was $1,248,000 and $559,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

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

     The following is the Company's business segment information for the six and three month periods ended June 30, 2007 and 2006.

                           Six Months Ended               Three Months Ended
                                June 30,                      June 30,
                          2007          2006              2007         2006
                          ----          ----              ----         ----
Net sales:
     Electronics
     Domestic         $ 7,918,000   $ 7,682,000      $ 4,017,000    $ 3,746,000
     Foreign              535,000       657,000          236,000        332,000
                        ---------    ----------       ---------     -----------
     Total Electronics  8,453,000       8,339,000       4,253,000     4,078,000
     Power Units
          Domestic      3,435,000       4,118,000       1,580,000     1,864,000
          Foreign         486,000         282,000         321,000       168,000
                      -----------     -----------     -----------   -----------
     Total Power Units  3,921,000       4,400,000       1,901,000     2,032,000
                      -----------     -----------     -----------    ----------

          Total       $12,374,000     $12,739,000     $ 6,154,000   $ 6,110,000
                      ===========     ===========     ===========   ===========

Income from operations:
     Electronics      $ 1,510,000     $ 1,632,000     $   751,000    $  817,000
Power Units               200,000         423,000          89,000       190,000
General corporate
     expenses not
     allocated           (708,000)       (672,000)       (362,000)     (375,000)
Interest expense         (182,000)       (228,000)        (87,000)     (112,000)
Investment and other
     income               255,000         151,000         126,000        84,000
                      -----------     -----------     -----------    -----------
Income before
     income taxes     $ 1,075,000     $ 1,306,000     $   517,000    $   604,000
                      ===========     ===========     ===========     ==========

(NOTE 8)  -  Goodwill and Other Intangible Assets:
--------     -------------------------------------

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

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2007 and for the next three years are as follows:

               2007           217,000
               2008           356,000
               2009           330,000
               2010            83,000
                             --------

               Total       $  986,000
                           ==========


(NOTE  9)  -  Income  Taxes
---------     -------------

     For the six and three months ended June 30, 2007 and 2006, the Company utilized net operating loss carryforwards to offset income taxes except for a provision for state income tax expense in Pennsylvania. The amount of the provision was $25,000 and $15,000, respectively, for the six and three months ended June 30, 2007. The amount of the provision was the same for the comparable periods in 2006.

On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact to the Company's consolidated financial position, results of operations or cash flows for the six and three month periods ended June 30, 2007.

Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Executive  Overview
-------------------

     The Company recorded a decrease in operating results for the three and six month periods ended June 30, 2007. Revenues increased by 0.7% and the Company's gross profit margins increased for the three-month period ended June 30, 2007 compared to the prior period. Revenues decreased by 2.9% but gross margins increased for the six month period ended June 30, 2007 compared to the prior period principally due to product mix. Net income for both the three month and six month periods ended June 30, 2007 decreased compared to the prior periods. The decline in profitability in the second quarter and six month period was due to higher selling, general and administrative costs without a corresponding increase in sales. The increase in costs was attributable to higher selling costs, particularly from our Electronics Group, and higher corporate administrative costs including a $50,000 retainer paid to our investment banker to pursue strategic alternatives for the Company. Our backlog at June 30, 2007 was approximately $16,900,000 compared to $10,900,000 at June 30, 2006, an increase of approximately 55.2%. Consequently, in order to support this increase in backlog our inventory levels at June 30, 2007, are significantly higher than December 31, 2006 levels. There is no seasonality to the Company's business. However, the Company is expecting a stronger second half of 2007. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 5.5 to 1 current ratio at June 30, 2007. We currently have a $3,000,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

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


Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share based compensation expense was $38,000 and $88,000 for the three month and six month periods ended June 30, 2007, respectively, compared to $55,000 and $106,000 from the respective prior year periods. The estimated fair value of stock options granted since January 1, 2006 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.


Results  of  Operations
-----------------------

Three-month  period  ended  June  30,  2007  v.  June  30,  2006
----------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Group").

     Consolidated net sales for the three-month period ended June 30, 2007 increased by 0.7% to $6,154,000 from $6,110,000 for the three month period ended June 30, 2006 principally due to a 4.3% increase in sales from its Electronics Group that was partially offset by a 6.4% decrease in sales from the Power Group.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2007 increased to 44.1% from 44.0% for the three-month period ended June 30, 2006. This increase resulted from a higher gross profit from the Company's Electronics Group that was offset by a lower gross profit from the Power Group. The increase in gross profit from the Electronics Group was principally due to product mix. The decrease in gross profit by the Power Group was due principally to a decrease in sales.

     Selling, general and administrative expenses increased by 8.9% to $2,238,000 for the three month period ended June 30, 2007 from $2,055,000 for the three month period ended June 30, 2006 principally due to higher selling costs from both the Electronics and Power Groups and higher corporate administrative costs including a $50,000 retainer paid to its investment banker to pursue strategic alternatives for the Company. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2007 increased to 36.4% from 33.6% for the three month period ended June 30, 2006 principally due to the aforementioned increase in expenses without a commensurate increase in sales.

     Interest expense, for the three month period ended June 30, 2007 decreased to $87,000 compared to $112,000 the three month period ended June 30, 2006, due to a decrease in the amounts owed to lenders in the current period resulting from the pay down of debt incurred in connection with the acquisition of Tulip.

     Investment and other income for the three-month period ended June 30, 2007 increased to $126,000 from $84,000 for the three-month period ended June 30, 2006 principally due to an increase in amounts invested during the current period and to the increase in interest rates.

     Net income before income tax provision for the three month period ended June 30, 2007 decreased to $517,000 from $604,000 for the three month period ended June 30, 2006 principally due to the increase in selling, general and administrative expenses without a commensurate increase in sales and despite the decrease in interest expense and increase in investment and other income.

     Income taxes for the three months ended June 30, 2007 and June 30, 2006 consist of $15,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the three months ended June 30, 2007 was $502,000 compared to $589,000 for the three months ended June 30, 2006, a decrease of 14.8%.

     Earnings before interest expense, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the three month period ended June 30, 2007 decreased to $781,000 from $911,000 for the three month period ended June 30, 2006. Listed below is the EBITDA reconciliation to net income:

                                       Three  months  ended
                                             June  30,
                                    2007                  2006
                                    ----                  ----

Net  income                       $502,000            $589,000
Interest  expense                   87,000             112,000
Tax  expense                        15,000              15,000
Depreciation  and  amortization    139,000             140,000
Stock  based  compensation          38,000              55,000
                                    ------          ----------
EBITDA                            $781,000            $911,000



Six-month  period  ended  June  30,  2007  v.  June  30,  2006
--------------------------------------------------------------

     Consolidated net sales for the six-month period ended June 30, 2007 decreased by 2.9% to $12,374,000 from $12,739,000 for the six-month period ended June 30, 2006 principally due to a 10.9% decrease in sales from its Power Group that was partially offset by a 1.4% increase in sales from its Electronics Group.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2007 increased to 44.1% from 43.8% for the six-month period ended June 30, 2006. This increase resulted from a higher gross profit realized by the Electronics Group due principally to product mix. The gross profit realized by the Power
Group did not materially change from the prior period, despite the decrease in sales and was due to product mix.

     Selling, general and administrative expenses increased by 6.1% to $4,459,000 for the six-month period ended June 30, 2007 from $4,201,000 for the six-month period ended June 30, 2006 principally due to higher selling costs from the Electronics Group and higher corporate administrative costs. Selling, general and administrative expenses, as a percentage of sales, for the six-month period ended June 30, 2007 increased to 36.0% from 33.0% for the six-month period ended June 30, 2006 principally due to the increase in expenses in the current period and the decrease in sales.

     Interest expense, for the six month period ended June 30, 2007 decreased to $182,000 compared to $228,000 for the six month period ended June 30, 2006, due to a decrease in the amounts due to lenders in the current period resulting from the pay down of debt incurred in connection with the acquisition of Tulip.

     Investment and other income for the six month period ended June 30, 2007 increased to $255,000 from $151,000 for the six month period ended June 30, 2006 principally due to an increase in amounts invested during the current period and to the increase in interest rates.

     Net income before income tax provision for the six month period ended June 30, 2007 decreased to $1,075,000 from $1,306,000 for the six month period ended June 30, 2006 principally due to the decrease in sales, the increase in selling, general and administrative expenses and despite the slight increase in gross margins, the decrease in interest expense and the increase in investment and other income.

     Income taxes for the six months ended June 30, 2007 and June 30, 2006 consist of $25,000 in state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the six months ended June 30, 2007 was $1,050,000 compared to $1,281,000 for the six months ended June 30, 2006, a decrease of 18.0%.

     Earnings before interest expense, taxes, depreciation and amortization, and stock based compensation (EBITDA) for the six month period ended June 30, 2007 decreased to $1,623,000 from $1,927,000 for the six month period ended June 30, 2006. Listed below is the EBITDA reconciliation to net income:

                                        Six  months  ended
                                            June  30,
                                    2007                  2006
                                    ----                  ----

Net  income                      $1,050,000          $1,281,000
Interest  expense                   182,000             228,000
Tax  expense                         25,000              25,000
Depreciation  and  amortization     278,000             287,000
Stock  based  compensation           88,000             106,000
                                   --------           ---------
EBITDA                           $1,623,000          $1,927,000




Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $17,803,000 at June 30, 2007 compared to $17,176,000 at December 31, 2006. The ratio of current assets to current liabilities increased to 5.5 to 1 at June 30, 2007 from 4.9 to 1 at December 31, 2006.

     Net cash used in operations for the six-month period ended June 30, 2007 was $131,000, primarily attributable to the increase in inventory and the decrease in accrued expenses and customer advances that was partially offset by the net income for the period, the non-cash amortization of intangible assets, the decrease in accounts receivable and the increase in accounts payable. Net cash provided by operations for the six month period ended June 30, 2006 was $2,054,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation, a decrease in accounts receivable and other long term assets, and an increase in accounts payable that was partially offset by an increase in inventory and a decrease in accrued expenses and customer advances.

     Cash flows used in investing activities for the six-month period ended June 30, 2007 was $656,000, attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the six-month period ended June 30, 2006 was $2,633,000, primarily attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities.

     Cash flows used in financing activities for the six-month period ended June 30, 2007 was $648,000, attributable to the repayments of long term debt that was partially offset by proceeds from the issuance of long term debt and stock option exercises. Cash flows used in financing activities for the six-month period ended June 30, 2006 was $548,000, attributable to the repayments of long term debt that was partially offset by stock option exercises.

     In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In June 2007 the interest rates on both the Term Loan Agreement and the credit facility were reduced. The credit facility bears interest equal to the sum of 1.00% plus the one-month LIBOR (5.32% at June 30, 2007) and the Term Loan bears interest equal to the sum of 1.15% plus the one-month LIBOR. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Monthly principal payments under the Term Loan are approximately $60,000 per month and commenced in June 2005.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (8.25% at June 30, 2006). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period, commencing August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR.

     The Company's contractual obligations and commitments are summarized as follows:
                                Less  than      1-3           4-5       After  5
Obligation            Total     1  Year         Years        Years       Years
----------            -----     -------         -----        -----       -----

Long-term  debt     $4,563,000  $1,100,000    $2,808,000    $655,000       -

Capital  lease
   Obligations           4,000       4,000        -             -          -

Operating  leases    2,992,000     601,000     1,592,000     799,000       -
                    ----------   ---------    ----------     -------     ---
Total  contractual
    obligations     $7,559,000  $1,705,000    $4,400,000  $1,454,000       -

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. The Company's
Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has benefited from an increasing defense budget. The Company has recorded a significant increase to its backlog since the beginning of the year and at June 30, 2007, its backlog was approximately 55.2% higher than the prior year. Consequently, in order to support this increase in backlog our inventory levels at June 30, 2007, are significantly higher than December 31, 2006 levels. The Company remains confident that it will have a stronger half of 2007. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards. In addition, the Company has an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain.

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

     The Company's business strategy is to expand its operations through strategic acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available. In April 2005, it completed the acquisition of Tulip. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but none have progressed beyond a preliminary due diligence stage. In addition, the Company continues to encounter a very competitive market with respect to valuations of acquisition candidates.

     During the second quarter of 2007, the Company expanded the activities of its investment banker to include the pursuit of alternative strategies, including the potential sale of the Company as a means of enhancing shareholder value. However, there is no assurance that a sale or any of the other strategic alternatives will be accomplished.

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

     There has been no changes to our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities and Use of Proceeds
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submissions of Matters to a Vote of Security Holders

     An Annual Meeting of Stockholders of the Company was held on June 22, 2007. The holders of 4,595,571 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 4,311,436 shares of Common Stock, or approximately 94% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:

     The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 4,297,556 votes for and 13,880 against, Bruce Reissman by 3,796,034 votes for and 515,402 against, Mitchell Binder by 4,290,310 votes for and 21,136 against, Arthur Rhein by 3,619,497 votes for and 691,939 against, Bernard Karcinell by 3,872,190 votes for and 439,246 against and Lee Feinberg by 3,871,202 votes for and 440,234 against.

     The stockholders voted 4,296,208 for and 10,898 against the resolution relating to the appointment of Goldstein Golub Kessler LLP as the independent auditors and accountants for the Company for the year ended December 31, 2007 (4,329 votes abstained).

Item 5. Other Information
          None

Item 6. Exhibits

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     August 10, 2007         /s/ Dennis Sunshine
                                   -------------------
                                   Dennis Sunshine, President,
                                   Chief Executive Officer and
                                   Director



Dated:     August 10, 2007         /s/ Mitchell Binder
                                   ------------------
                                   Mitchell Binder, Vice
                                   President-Finance, Chief
                                   Financial Officer
                                   and Director