Form 10-Q
period 2007-09-30
ORBIT INTERNATIONAL CORP
filed 2007-11-13
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
    (Mark one)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                For the Quarterly period ended September 30, 2007

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the transition period from           to
                          COMMISSION FILE NUMBER 0-3936

                            ORBIT INTERNATIONAL CORP.
             (Exact name of  Registrant as specified in its charter)

          DELAWARE                                        11-1826363
(State or other jurisdiction     of                    (I.R.S. Employer
 Incorporation or organization)                      Identification Number)

80 CABOT COURT, HAUPPAUGE, NEW YORK                        11788
(Address of principal executive offices)                (Zip Code)
                                  631-435-8300
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of registrant's Common Stock, par value $.10, as of November 12, 2007 was 4,603,571.
                                  ---------




                                      INDEX

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                       3

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     September  30,  2007(unaudited)  and  December  31,  2006               4-5

     Condensed  Consolidated  Statements  of  Operations
     (unaudited)  Nine  and  Three  Months  Ended
       September  30,  2007  and  2006                                         6

     Condensed  Consolidated  Statement  of  Cash  Flows
     (unaudited)  Nine  Months  Ended  September  30,  2007  and 2006          7

     Notes  to  Condensed  Consolidated  Financial  Statements              8-13

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                               14-22

   Item  3  -  Quantitative  and  Qualitative  Disclosures  About
     Market  Risk                                                             23

     Item  4T  -  Controls  and  Procedures                                   23

Part  II.     Other  Information:

     Item  6  -  Exhibits                                                     24

     Signatures                                                               25

     Exhibits                                                              26-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have reviewed the accompanying condensed consolidated balance sheet of Orbit International Corp. and Subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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



GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

November  9,  2007



                         PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                            September 30,  December 31,
                                                                    2007           2006
                                                             -----------  -------------
                                                              (unaudited)

ASSETS
---------------

Current assets:

                 Cash and cash equivalents                 $   2,806,000  $ 3,935,000
                 Investments in marketable securities          4,176,000    4,062,000
                 Accounts receivable (less allowance for
                 doubtful accounts)                            3,850,000    3,712,000
                 Inventories.                                 10,156,000    8,992,000
                 Deferred tax asset                              722,000      717,000
                 Other current assets                            176,000      145,000
                                                           -------------  -----------

                 Total current assets                         21,886,000   21,563,000

                 Property and equipment, net                     446,000      414,000

                 Goodwill                                      6,135,000    6,135,000

                 Intangible assets, net                          878,000    1,204,000

                 Deferred tax asset                            1,953,000    1,333,000

                 Other assets                                    582,000      566,000
                                                           -------------  -----------


                 TOTAL ASSETS                              $  31,880,000  $31,215,000
                                                           =============  ===========









See accompanying notes.





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (continued)







                                                                  September 30,   December 31,
                                                                          2007           2006
                                                                 -------------  --------------
                                                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:

                 Current portion of long-term obligations            1,136,000   $ 1,124,000
                 Accounts payable                                    1,127,000     1,028,000
                 Accrued expenses                                    1,314,000     1,353,000
                 Customer advances                                      75,000       797,000
                 Deferred income.                                       85,000        85,000
                                                                 --------------  -----------

                 Total current liabilities                           3,737,000     4,387,000

                 Deferred income.                                      363,000       427,000

                 Deferred tax liability                                557,000             -

                Long-term obligations, net of current
                 maturities                                          3,179,000     4,105,000
                                                                     ---------   -----------

                Total liabilities                                    7,836,000     8,919,000
                                                                     ---------   -----------

STOCKHOLDERS' EQUITY

                Common stock - $.10 par value, 10,000,000
                 shares authorized, 4,604,000 and 4,588,000
                 shares issued and outstanding at 2007 and
                 2006, respectively                                    460,000       459,000
                Additional paid-in capital                          19,736,000    19,536,000
                Accumulated other comprehensive (loss) gain,
                 net of tax                                           (51,000)         5,000
                Retained earnings                                   3,899,000      2,296,000
                                                                    ---------    -----------

                Total stockholders' equity                         24,044,000     22,296,000
                                                                   ----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 31,880,000   $ 31,215,000
                                                                   ==========   ============







See accompanying notes.


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Nine Months Ended                         Three Months Ended
                                                 September 30,                               September 30,
                                           2007                   2006                 2007                  2006
                                          -----                   -----                ----                  -----


Net sales                              $18,686,000             $18,910,000          6,312,000             $6,171,000

Cost of sales                           10,595,000              10,699,000          3,682,000              3,544,000
                                        ----------             -----------          ---------              ---------

Gross profit                             8,091,000               8,211,000          2,630,000              2,627,000
                                        ----------              ----------          ---------              ---------

Selling, general and
 administrative
  expenses                               6,576,000               6,218,000          2,117,000              2,017,000
Interest expense                           258,000                 339,000             76,000                111,000
Investment and
 other income, net                       ( 371,000)             (  250,000)          (116,000)              ( 99,000)
                                        ----------              -----------        ----------              ----------
Income before
 provision for
  income taxes                           1,628,000               1,904,000            553,000                598,000

Provision for
  income taxes                              25,000                  30,000               -                     5,000
                                        ----------              -----------        ------------          ------------


NET INCOME                              $1,603,000             $ 1,874,000          $ 553,000               $593,000
                                        ==========             ===========          =========               =========

Net income per
common share:


Basic                                   $    .37               $      .43           $     .13               $    .14
Diluted                                 $    .34               $      .40           $     .12               $    .13







See accompanying notes.





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)






                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                            2007                      2006
                                                                            ----                      ----
Cash flows from operating activities:
     Net income                                                          $1,603,000               $1,874,000
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Deferred tax liability                                                 557,000                     -
     Deferred tax benefit                                                  (557,000)                    -
     Stock-based compensation expense                                       134,000                  158,000
     Amortization of intangible assets                                      326,000                  327,000
     Depreciation and amortization                                           93,000                   97,000
     Bond premium amortization                                               11,000                   32,000
     Bad debt expense                                                         6,000                     -
   Gain on sale of marketable securities                                    (15,000)                    -
     Deferred income.                                                       (64,000)                 (64,000)

Changes in operating assets and liabilities:
     Accounts receivable                                                   (144,000)                (415,000)
     Inventories                                                         (1,164,000)                 (72,000)
     Other current assets                                                   (31,000)                  (6,000)
     Other assets                                                           (16,000)                  635,000
     Accounts payable                                                        99,000                   277,000
     Accrued expenses                                                       (39,000)                 (158,000)
     Customer advances                                                     (722,000)                 (254,000)
                                                                           ---------                 ---------

Net  cash  provided  by  operating  activities                               77,000                 2,431,000

Cash flows from investing activities:

     Purchases of property and equipment                                   (125,000)                 (177,000)
     Sale of marketable securities                                         1,073,000                  158,000
     Purchase of marketable securities                                    (1,269,000)              (2,685,000)
     Cash paid for direct costs relating to
      Tulip acquisition                                                        -                       (5,000)
                                                                          ----------               -----------

Net cash used in investing activities                                       (321,000)              (2,709,000)

Cash flows from financing activities:

     Repayments of long-term debt                                         (1,964,000)                (844,000)
     Proceeds from issuance of long term debt                              1,050,000                      -
     Proceeds from exercise of stock options                                  29,000                   15,000
                                                                           ----------               ----------

Net cash used in financing activities                                       (885,000)                (829,000)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                         (1,129,000)              (1,107,000)

Cash and cash equivalents - January 1                                      3,935,000                3,933,000
                                                                           ----------              ----------

CASH AND CASH EQUIVALENTS - September 30                                  $2,806,000               $2,826,000
                                                                          ==========               ==========

Supplemental cash flow information:

Cash paid for interest                                                    $  291,000                $344,000
                                                                          ==========                ========

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

     The results of operations for the nine and three months ended September 30, 2007, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2007.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2006  contained  in  the  Company's  Form  10-KSB.


     At September 30, 2007, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally, the awards vest based upon time-based conditions. Stock compensation expense was $46,000 and $134,000 for the three and nine months ended September 30, 2007, respectively, and $52,000 and $158,000 for the comparable 2006 periods.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:


                                             Nine Months Ended
                                               September 30,
                                           2007             2006
                                           ----             ----


Dividend Yield                              -                 -
Expected Volatility                  50.05% to 51.19%   53.86% to 55.52%
Risk-free interest rate                   5.00%          4.87% to 5.21%
Expected life of options (in years)        3.6               5.50


     Expected volatility assumptions utilized for 2007 and 2006 were based on the volatility of the Company's stock price for 3.6 and 3 years, respectively, prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2007 was based on prior history of option activity. Expected life for 2006 was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Bulletin No. 107 and represents the period of time that options are expected to be outstanding. Dividend yield is based on prior history of cash dividends declared.


(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period. The share based expense for these awards was determined based on the market price of the Company' stock at the date of grant applied to the total number of shares that were anticipated to vest. As of September 30, 2007, the Company had unearned compensation of $1,047,000 associated with these awards.


     Stock option activity during the nine months ended September 30, 2007, under all our stock option plans is as follows:

                                           Average
                                           Weighted        Remaining
                                           Average         Contractual
                            Number  of     Exercise        Term
                              Shares       Price          (in  years)
                              ------        -----         -----------

Options  outstanding,
 January  1,  2007           607,000         $3.03             5

Granted                        9,000          8.93            10

Forfeited                     (1,000)         7.11            -

Exercised                    (15,000)         1.92            -
                             --------         ----           ---

Options  outstanding,
 September  30,  2007
(Vested  and  expected
  to  vest)                   600,000         $3.15            4
                              =======         =====            =

Outstanding  exercisable
 at  September  30,  2007     591,000         $3.06            4
                              =======         =====            =

     At September 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was $3,657,000 and $3,654,000, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $104,000.

     The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2007:

                               Number  of         Weighted-Average
                              Shares              Grant-Date  Fair  Value
                              ------              -----------------------

Nonvested  stock  options
 at  beginning  of  year      7,000                        $4.31

Granted                       9,000                         3.82

Vested                       (6,000)                        4.40

Forfeited                    (1,000)                        3.89
                             -------                        ----

Nonvested  stock  options
 At  end  of  year            9,000                        $3.82
                              =====                        =====

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     At September 30, 2007, there was approximately $25,000 of unrecognized compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next nine months.

(NOTE  2)  -  Financing  Arrangements:
 -------      -----------------------

     In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility bear interest equal to the sum of 1.00% plus the one-month London Inter-bank offer rate (LIBOR) (5.12% at September 30, 2007). No amounts have been borrowed under the credit facility.

In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip. The Term Loan has fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of approximately $1,500,000. In June 2007, the interest rate was amended and the loan currently bears interest equal to the sum of 1.15% plus the one-month LIBOR. The loan's unpaid balance at September 30, 2007 was approximately $3,333,000.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (7.75% at September 30, 2007) plus 2.00%. Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of the new loan, monthly payments of $35,000 will be made over a thirty-month period, which commenced August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR. The loan's unpaid balance at September 30, 2007 was approximately $980,000.

(NOTE  3)  -  Income  Per  Share:
 -------      ------------------

     The following table sets forth the computation of basic and diluted income per common share:

                                       Nine Months Ended     Three Months Ended
                                         September 30,        September 30,
                                      2007          2006     2007         2006
                                      ----          ----     ----         ----
Denominator:
     Denominator  for  basic
     income  per  share  -
     weighted-average  common
     shares                        4,312,000     4,356,000  4,319,000  4,357,000
Effect  of  dilutive  securities:
     Employee  and  directors
     stock  options                  228,000       241,000    229,000    196,000

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

     Unearned  portion  of  restricted
     stock  awards                   115,000       52,000     116,000     22,000
                                     -------       ------     -------     ------
     Denominator  for  diluted
     income  per  share  -
     weighted-average  common
     shares  and  assumed
     conversion                    4,655,000    4,649,000   4,664,000  4,575,000
                                   =========    =========   =========  =========

     The numerator for basic and diluted income per share for the nine and three month periods ended September 30, 2007 and 2006 is net income.

     Options to purchase 15,000 shares of common stock were outstanding during the three and nine months ended September 30, 2007 and options to purchase 14,000 and 6,000 shares were outstanding for the comparable periods in 2006, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

Approximately 281,000 shares of common stock were outstanding during the three and nine months ended September 30, 2007, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                                September 30,     December 31,
                                    2007            2006
                                    ----             ----

Raw Materials                  $ 5,890,000     $ 5,245,000
Work-in-process                  3,555,000       3,138,000
Finished goods                     711,000         609,000
                                -----------     -----------
     TOTAL                     $10,156,000     $ 8,992,000
                               ===========     ===========

(NOTE 6) - Comprehensive Income:
-------    --------------------

     For the nine and three months ended September 30, 2007, total comprehensive income, net of tax was $1,547,000 and $531,000, respectively. For the comparable periods during 2006, total comprehensive income was $1,863,000 and $615,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

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

     The following is the Company's business segment information for the nine and three month periods ended September 30, 2007 and 2006.

                           Nine Months Ended            Three Months Ended
                              September 30,                September 30,
                         2007             2006         2007            2006
                         ----             ----         ----          ----
Net sales:
     Electronics
     Domestic        $11,639,000     $11,230,000    $ 3,721,000     $ 3,548,000
     Foreign             848,000         886,000        313,000         229,000
                     -----------     -----------    -----------    ------------
Total Electronics     12,487,000      12,116,000      4,034,000       3,777,000
     Power Units
      Domestic         5,427,000       6,388,000      1,992,000       2,270,000
      Foreign            772,000         406,000        286,000         124,000
                     -----------     -----------     -----------   ------------
Total Power Units      6,199,000       6,794,000      2,278,000       2,394,000
                      -----------     -----------    ----------    ------------
          Total      $18,686,000     $18,910,000    $ 6,312,000     $ 6,171,000
                     ===========     ===========    ===========     ===========

Income from operations:
     Electronics     $ 2,025,000     $ 2,132,000    $   515,000     $   500,000
Power Units              571,000         837,000        371,000         414,000
General corporate
     expenses not
     allocated        (1,081,000)       (976,000)      (373,000)       (304,000)
Interest expense        (258,000)       (339,000)       (76,000)       (111,000)
Investment and other
     income              371,000         250,000        116,000          99,000
                       ----------     -----------      -----------    ----------
Income before
     income taxes     $ 1,628,000     $ 1,904,000     $   553,000      $598,000
                      ===========     ===========     ===========     =========


(NOTE 8)  -  Goodwill and Other Intangible Assets:
--------     -------------------------------------

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

(continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                   (continued)

Intangible assets with finite lives are being amortized over three and five years. Amortization expense for the remainder of 2007 and for the next three years are as follows:

               2007           109,000
               2008           356,000
               2009           330,000
               2010            83,000
                             --------

               Total         $878,000
                             ========


(NOTE  9)  -  Income  Taxes
---------     -------------

     For the nine and three months ended September 30, 2007 and 2006, the Company utilized net operating loss carryforwards to offset current income taxes except for a provision for state income tax expense in Pennsylvania. The amount of the provision was $25,000 and $30,000 for the nine months ended September 30, 2007 and 2006, respectively. There was no provision for the three months ended September 30, 2007 compared to a $5,000 provision for the three months ended
September  30,  2006.

The Company recognized a $557,000 deferred tax expense for the three and nine months ended September 30, 2007. This expense was recorded since the Company's deferred tax liability relating to its goodwill is required to be separately stated on its financial statements apart from its deferred tax asset. Also, during the three and nine months ended September 30, 2007, the Company recorded a deferred tax benefit of $557,000 by reducing its valuation allowance on its deferred tax asset. This was due to an increase in the Company's projected future profitability as well as an increase in the probability of attaining that profitability.

On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact to the Company's consolidated financial position, results of operations or cash flows for the nine and three month periods ended September 30, 2007.

Item  2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive  Overview
-------------------

     The Company recorded a decrease in operating results for the three and nine month periods ended September 30, 2007 compared to the prior year comparable periods. Revenues slightly increased by 2.3% and the Company's gross profit margins slightly decreased for the three-month period ended September 30, 2007 compared to the prior period. Revenues slightly decreased by 1.2% and gross margins slightly decreased for the nine month period ended September 30, 2007 compared to the prior period. Net income for both the three month and nine month periods ended September 30, 2007 decreased compared to the prior periods. The decline in profitability in the third quarter and nine month period was due to higher selling, general and administrative costs without a corresponding increase in sales. The increase in costs during the current quarter was attributable to higher selling costs, particularly from our Electronics Group, and higher corporate administrative costs including $93,000 in costs associated with the implementation of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Our backlog at September 30, 2007, was approximately $16,000,000 compared to $12,100,000 at September 30, 2006, an increase of approximately 31.5%. There is no seasonality to the Company's business. However, the Company is expecting a strong fourth quarter of 2007 due to shipping schedules. Our shipping schedules are generally determined by the schedules that are outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. We remain confident that these follow-on orders will be received.
Our success of the past few years has significantly strengthened our balance sheet evidenced by our 5.9 to 1 current ratio at September 30, 2007. We currently have a $3,000,000 credit facility in place that we have not used to date and the Company is currently exploring accretive acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund potential acquisitions.

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

Deferred  tax  asset
--------------------

     At December 31, 2006, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $22,000,000 and $7,000,000, respectively, that expire through 2025. In addition, the Company receives a tax deduction when its employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly. At September 30, 2007, due to the Company's improving record of continued profitability, the substantial increase in its current backlog and the unprecedented amount of new opportunities in the prototype and preproduction stage, the Company increased its projection for profitability for future periods and increased its estimate of probability that it will attain those profit levels; thereby reducing its valuation allowance on its deferred tax asset.


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

Share-Based  Compensation
-------------------------

     Total share based compensation expense was $46,000 and $134,000 for the three month and nine month periods ended September 30, 2007, respectively, compared to $52,000 and $158,000 from the respective prior year periods. The estimated fair value of stock options granted since January 1, 2006 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.


Results  of  Operations
-----------------------

Three-month  period  ended  September  30,  2007  v.  September  30,  2006
--------------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design, manufacture and sale of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design, manufacture and sale of commercial power units (the "Power Group").

     Consolidated net sales for the three-month period ended September 30, 2007 increased by 2.3% to $6,312,000 from $6,171,000 for the three month period ended September 30, 2006 principally due to a 6.8% increase in sales from its Electronics Group that was partially offset by a 4.8% decrease in sales from the Power Group.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2007 slightly decreased to 41.7% from 42.6% for the three-month period ended September 30, 2006. This decrease resulted from a lower gross profit from the Company's Electronics Group that was offset by a higher gross profit from the Power Group. The decrease in gross profit from the Electronics Group as well as the offsetting increase in gross profit by the Power Group was due principally to product mix.

     Selling, general and administrative expenses increased by 5.0% to $2,117,000 for the three month period ended September 30, 2007 from $2,017,000 for the three month period ended September 30, 2006 principally due to higher corporate administrative costs including $93,000 in costs associated with the implementation of internal controls over financial reporting as required by
Section 404 of the Sarbanes-Oxley Act. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2007 increased to 33.5% from 32.7% for the three month period ended
September 30, 2006 principally due to the aforementioned increase in expenses without a commensurate increase in sales.


     Interest expense, for the three month period ended September 30, 2007 decreased to $76,000 compared to $111,000 the three month period ended September 30, 2006, due to a decrease in the amounts owed to lenders in the current period and a reduction in interest rates.

     Investment and other income for the three-month period ended September 30, 2007 increased to $116,000 from $99,000 for the three-month period ended September 30, 2006 principally due to an increase in amounts invested during the current period.

     Net income before income tax provision for the three month period ended September 30, 2007 decreased to $553,000 from $598,000 for the three month period ended September 30, 2006 principally due to a small decrease in gross profit percentage despite the increase in sales, the increase in selling, general and administrative expenses and despite the decrease in interest expense and increase in investment and other income.

     The Company did not record any income taxes for the three months ended September 30, 2007 compared to $5,000 recorded for the three months ended
September 30, 2006. Income taxes recorded are those state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the three months ended September 30, 2007 was $553,000 compared to $593,000 for the three months ended September 30, 2006, a decrease of 6.7%.

     An element of the Company's growth strategy has been through strategic acquisitions which have been substantially funded through the issuance of debt. This has resulted in significant interest expense and amortization expense. EBITDA, as adjusted, is presented as additional information because we believe it is useful to our investors and management as a measure of cash generated by our business operations that will used to service our debt, fund future acquisitions and provide an additional element of operating performance. Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA, as adjusted) for the three month period ended September 30, 2007 decreased to $816,000 from $898,000 for the three month period ended September 30, 2006. Listed below is the adjusted EBITDA reconciliation to net income:


                                       Three  months  ended
                                          September  30,
                                    2007                 2006
                                    ----                 ----

Net  income                        $553,000               $593,000
Interest  expense                    76,000                111,000
Tax  expense                          -                      5,000
Depreciation  and  amortization     141,000                137,000
Stock  based  compensation           46,000                 52,000
                                     ------                -------
EBITDA                             $816,000               $898,000



Nine-month  period  ended  September  30,  2007  v.  September  30,  2006
-------------------------------------------------------------------------

     Consolidated net sales for the nine-month period ended September 30, 2007 decreased by 1.2% to $18,686,000 from $18,910,000 for the nine-month period ended September 30, 2006 principally due to a 8.8% decrease in sales from its Power Group that was partially offset by a 3.1% increase in sales from its Electronics Group.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2007 slightly decreased to 43.3% from 43.4% for the nine-month period ended September 30, 2006. This slight decrease resulted from a slightly lower gross profit realized by the Electronics Group due principally to product mix that was partially offset by a slightly higher gross profit realized by the Power Group that was also due to product mix.

     Selling, general and administrative expenses increased by 5.8% to $6,576,000 for the nine-month period ended September 30, 2007 from $6,218,000 for the nine-month period ended September 30, 2006 principally due to higher selling costs from the Electronics Group and higher corporate administrative costs. Selling, general and administrative expenses, as a percentage of sales, for the nine-month period ended September 30, 2007 increased to 35.2% from 32.9% for the nine-month period ended September 30, 2006 principally due to the increase in expenses in the full current period and the decrease in sales.

     Interest expense, for the nine month period ended September 30, 2007 decreased to $258,000 compared to $339,000 for the nine month period ended
September 30, 2006, due to a decrease in the amounts due to lenders in the current period.

     Investment and other income for the nine month period ended September 30, 2007 increased to $371,000 from $250,000 for the nine month period ended September 30, 2006 principally due to an increase in amounts invested during the current period and to the increase in interest rates.

     Net income before income tax provision for the nine month period ended September 30, 2007 decreased to $1,628,000 from $1,904,000 for the nine month period ended September 30, 2006 principally due to the decrease in sales, the slight decrease in gross margins, the increase in selling, general and administrative expenses and despite the decrease in interest expense and the increase in investment and other income.

     Income taxes for the nine months ended September 30, 2007 was $25,000 compared to $30,000 for the nine months ended September 30, 2006 and consist of state income taxes that cannot be offset by any state net operating loss carry-forwards.

     As a result of the foregoing, net income for the nine months ended September 30, 2007 was $1,603,000 compared to $1,874,000 for the nine months ended September 30, 2006, a decrease of 14.5%.

     Earnings before interest, taxes, depreciation and amortization, and stock based compensation (EBITDA, as adjusted) for the nine month period ended September 30, 2007 decreased to $2,439,000 from $2,825,000 for the nine month period ended September 30, 2006. Listed below is the adjusted EBITDA reconciliation to net income:



                                          Nine  months  ended
                                             September  30,
                                       2007                  2006
                                       ----                  ----

Net  income                           $1,603,000          $1,874,000
Interest  expense                        258,000             339,000
Tax  expense                              25,000              30,000
Depreciation  and  amortization          419,000             424,000
Stock  based  compensation               134,000             158,000
                                      ----------           ---------
EBITDA                                $2,439,000          $2,825,000

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital increased to $18,149,000 at September 30, 2007 compared to $17,176,000 at December 31, 2006. The ratio of current assets to current liabilities increased to 5.9 to 1 at September 30, 2007 from 4.9 to 1 at December 31, 2006.

     Net cash provided by operations for the nine-month period ended September 30, 2007 was $77,000, primarily attributable to the net income for the period, the non cash amortization of intangible assets and stock based compensation and deferred tax expense that was partially offset by the increase in accounts receivable and inventory, the decrease in customer advances and deferred tax income. Net cash provided by operations for the nine-month period ended September 30, 2006 was $2,431,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation, an increase in accounts payable and a decrease in other long term assets that was partially offset by an increase in accounts receivable and a decrease in accrued expenses and customer advances.

     Cash flows used in investing activities for the nine-month period ended September 30, 2007 was $321,000, attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the nine-month period ended September 30, 2006 was $2,709,000, primarily attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities.

     Cash flows used in financing activities for the nine-month period ended September 30, 2007 was $885,000, attributable to the repayments of long term debt that was partially offset by proceeds from long term debt and stock option exercises. Cash flows used in financing activities for the nine-month period ended September 30, 2006 was $829,000, attributable to the repayments of long term debt that was partially offset by stock option exercises.

     In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In June 2007, the interest rates on both the Term Loan Agreement and the credit facility were reduced. The credit facility bears interest equal to the sum of 1.00% plus the one-month LIBOR (5.12% at September 30, 2007) and the Term Loan bears interest equal to the sum of 1.15% plus the one-month LIBOR. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Monthly principal payments under the Term Loan are approximately $60,000 per month and commenced in June 2005.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (7.75% at September 30, 2007). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period along with accrued interest at a rate of 1.15% plus the one-month LIBOR.
     The Company's contractual obligations and commitments are summarized as follows:
                                     Less  than     1-3          4-5    After  5
Obligation           Tota1           Year           Years       Years    Years
----------           -----           -------        -----       -----    -----

Long-term  debt     $4,313,000    $1,134,000     $2,703,000    $476,000    -

Capital  lease
   Obligations           2,000         2,000         -               -     -

Operating  leases    2,870,000       606,000     1,585,000     679,000     -
                    ----------       -------     ---------     -------   ------

Total  contractual
    Obligations     $7,185,000    $1,742,000    $4,288,000  $1,155,000     -

     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. The Company's
Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has benefited from an increasing defense budget. The Company has recorded a significant increase to its backlog since the beginning of the year and at September 30, 2007, its backlog was approximately 31.5% higher than the prior year. In order to support this increase in backlog, our inventory levels at September 30, 2007 are significantly higher than December 31, 2006 levels. The Company remains confident that it will have a strong fourth quarter of 2007 due to shipping schedules. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards. In addition, the Company has an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain.

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

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available. In April 2005, it completed the acquisition of Tulip. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates. In addition, the Company continues to encounter a very competitive market with respect to valuations of acquisition candidates.

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

Item  4T.     CONTROLS  AND  PROCEDURES

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

     There has been no changes to our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                            ORBIT INTERNATIONAL CORP.
                            ------------------------
                                   Registrant


Dated:     November 13, 2007       /s/ Dennis Sunshine
                                   -------------------
                                   Dennis Sunshine, President,
                                   Chief Executive Officer and
                                   Director



Dated:     November 13, 2007       /s/Mitchell Binder
                                   ------------------
                                   Mitchell Binder, Executive
                                   Vice President, Chief
                                   Financial Officer
                                   and Director