Form 10-K
period 2007-12-31
ORBIT INTERNATIONAL CORP
filed 2008-03-31
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington,  DC  20549

                                   FORM  10-K
(Mark  One)

X    ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  fiscal  year  ended  December  31,  2007

     or

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  transition  period  from  to  ____

                         Commission  File  No.  0-3936

                        ORBIT  INTERNATIONAL  CORP.
             (Name  of  registrant  as  specified  in  its  charter)

             DELAWARE                                   11-1826363
(State  or  Other  Jurisdiction  of       (I.R.S.  Employer Identification  No.)
       Incorporation  or  Organization)

80  CABOT  COURT,  HAUPPAUGE,  NEW  YORK                        11788
   (Address  of  principal  executive  offices)              (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (631)  435-8300

Securities  registered  pursuant  to  Section  12(b)  of  the  Exchange  Act:

COMMON STOCK, $.10 PAR VALUE PER SHARE        NASDAQ CAPITAL MARKET
--------------------------------------        ---------------------
        (TITLE OF EACH CLASS)        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
Securities  registered  pursuant  to  Section  12(g)  of  the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                  Yes               No    X

Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  Section  15(d)  of  the  Act.
                  Yes               No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
                  Yes   X           No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large  accelerated  filer     Accelerated  Filer
Non-accelerated  filer     Smaller  reporting  company  X

Indicate  by check mark whether the Registrant is a shell company (as defined in
Rule  12b-2  of  the  Act).Yes     No  X

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on June 29, 2007): $33,577,059

Number  of  shares  of  common stock outstanding as of March 16, 2008: 4,723,753

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2008 Annual Meeting of Stockholders.

PART  I
-------


ITEM  1.          DESCRIPTION  OF  BUSINESS

GENERAL

     Orbit International Corp. (the "Company" or "Orbit") was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp. In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp. The Company conducts its operations through its Orbit Instrument Division and its wholly owned subsidiaries, Behlman Electronics, Inc. and Tulip Development Laboratory, Inc. ("TDL") and its affiliated manufacturing company, TDL Manufacturing, Inc. ("TDLM")(collectively "Tulip"). Through its Orbit Instrument Division, which includes its wholly owned subsidiaries, Orbit Instrument of California, Inc. and Tulip, the Company is engaged in the design, manufacture and sale of customized electronic components and subsystems. Integrated Consulting Services, Inc., d/b/a Integrated Combat Systems, Inc. ("ICS"), acquired effective December 31, 2007 and based in Louisville, Kentucky, performs systems integration for gun weapons systems and fire control interface, as well as logistics support and documentation. Behlman Electronics, Inc. is engaged in the design and manufacture of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

On December 19, 2007, the Company completed the acquisition of all of the issued and outstanding stock of ICS effective December 31, 2007. The total transaction value was approximately $6,600,000 consisting of $5,400,000 in cash, of which $4,500,000 was funded by a five year term loan from its primary lender, approximately 120,000 shares of Orbit stock valued at approximately $1,000,000 and approximately $200,000 in acquisition costs. Additionally, there is a contingent earn out of $1,000,000, payable over the next three years, based on ICS's ability to attain certain revenue levels over the three year period.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     The Company currently operates in two industry segments. The Electronics Group is comprised of the Company's Orbit Instrument Division, its Tulip subsidiary, and its ICS subsidiary, commencing December 31, 2007. Orbit Instrument Division and Tulip are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. The Power Group is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial power units.






The following sets forth certain selected historical financial information relating to the Company's business segments:


                                           December 31,
                                             ------------
                                2007(1)                  2006(1)
                                -------                  -------

Net sales:
---------


Electronics Group
     Domestic                  $15,503,000               $15,291,000
     Foreign                     1,162,000                 1,031,000
                                -----------              -----------
Total Electronics Group        $16,665,000               $16,322,000


Power Group
     Domestic                  $ 8,207,000               $ 8,170,000
     Foreign                     1,013,000                   523,000
                               -----------             -------------
Total Power Group              $ 9,220,000               $ 8,693,000

Operating income (2):
----------------


Electronics Group             $  2,666,000               $ 3,017,000
Power Group                   $  1,232,000               $   996,000

Assets:
------

Electronics Group             $ 10,504,000               $  8,680,000
Power Group                   $  5,668,000               $  4,853,000

(1) Does not include the operations of ICS since the acquisition was not effective until December 31, 2007.
(2) Exclusive of corporate overhead expenses, interest expense and investment and other income- net, which are not allocated to the business segments.

     Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 16 to the Consolidated Financial Statements appearing elsewhere in this report.

DESCRIPTION  OF  BUSINESS

GENERAL

     Orbit's Electronics Group designs, manufactures and sells customized panels, components, and "subsystems" for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories. The Group primarily designs and manufactures in support of specific military programs. More recently, the Company has focused on providing commercial, non-military "ruggedized hardware" (hardware designed to meet severe environmental conditions) for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements, "full-mil keyboards", "trackballs" and "data entry display devices". The Electronics Group's products, which in all cases are designed for customer requirements on a firm fixed price contract basis, have been successfully incorporated on surveillance aircraft programs, including E-2C, E-2D, Joint Surveillance Target Attack Radar Systems (J/STARS), Lookdown Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements, and shipboard programs, including AEGIS (Guided Missile Cruisers and Destroyers), DDG'S (Guided Missile Destroyers), BFTT (Battle Force Tactical Training), LSD'S (Amphibious Warfare Ships) and LHA'S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs including the TAD (Towed Artillery Digitization) fire control system. Through ICS, the Electronics Group also performs (i) analysis and evaluation of medium and major caliber Naval Gun Weapon Systems performance, including interoperability and compatibility with combat systems, interface systems, ammunition, subsystems and components, (ii) engineering requirements such as the design, integration and production of medium and major caliber Naval Gun Weapon Systems' components and
(iii) engineering supplies and services in support of medium and major caliber Naval Gun Weapon Systems initiatives, including the development of test plans, test equipment, test articles/units, analyses, trouble shooting, repair, maintenance and reporting.

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

PRODUCTS

Electronics  Group

     IFF-  Identification  Friend  or  Foe

     Orbit Instrument has designed and developed a Remote Control Unit ("RCU") that has supported the Common Transponder ("CXP") program for both U.S. Navy and U.S. Army program requirements. Orbit's RCU has been fully qualified for shipboard, aircraft and ground based programs, which are now functional and supporting U.S. forces in air, sea and ground battlefield conditions. The Orbit RCU now has embedded proprietary software code for Mode S, Enhanced Traffic Alert and Collision Avoidance Systems ("ETCAS"), and Mode 5 IFF combat applications.

     After shipping more than 3,000 units in support of U.S. Army and U.S. Navy CXP program requirements, Orbit has designed and qualified a new Integrated Remote Control Unit ("IRCU") which has been qualified to support U.S. Air Force retrofit, as well as new program opportunities.

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

     Displays

     The Electronics Group, through the Orbit Instrument Division and Tulip, have designed, developed, qualified and successfully supported a number of critical programs for prime contractor and government procurement agency requirements. The Electronics Group has designed displays using Electroluminescent ("EL"), Plasma, and Liquid Crystal Display ("LCD") technologies, for military and ruggedized environments.

     Displays designed by Orbit's Electronics Group allow an operator, or, multiple operators to monitor and control radar systems for aircraft, helicopter, shipboard, ground based, and tracked vehicles systems on a number of critical defense electronics programs. The unique modular design technique allows Orbit's displays to provide "smart technology", high-speed graphics to operators in the most severe combat conditions. Tulip and Orbit Instrument displays are designed to meet both sunlight readable and night vision (NVIS"), and continue to operate after exposure to nuclear, biological and chemical ("NBC") environments.

     Both Orbit Instrument and Tulip have penetrated a niche defense electronics marketplace by providing avionic displays and keyboards for a number of Air Force jet fighter, bomber, surveillance and tanker refueling programs. Displays may vary from four (4) inches, up to forty five (45) inches, incorporating multiple inputs and outputs for operator program requirements.

     With years of prime contractor and procurement agency support, both Tulip and Orbit have designed and embedded displays for U.S. Army programs, providing multiple display systems supporting commander, fire control and GPS driver requirements for the Abrams, Bradley, and Challenger programs.

     Tulip has developed a number of color LCD displays that have been qualified and currently support a number of helicopter, jet fighter, bomber, and tracked vehicle programs requirements.

     Orbit Instrument has supported programs that now include displays, keyboards and track balls to form complete operator systems. These trays are qualified for sub-surface, shipboard, aircraft and tracked vehicle program opportunities.

     Tulip has successfully designed and qualified an Input Device Assembly ("IDA"), which includes an integrated keyboard, trackball and display assembly that is worn (via Velcro), on the co-pilot's thigh during flight missions. This unique wearable system provides co-pilots with additional information that is easy to access, and does not require additional space with the cockpit environment.

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

     Orbit designed/developed pointing devices, trackballs and force sticks. Orbit manufactures various militarized trackballs in various sizes for airborne, shipboard, Army and FAA requirements. The trackballs and the force sticks include various microprocessor based serial interfaces such as RS-232, RS-422, PS/2, USB and SUN type interfaces.

     Tulip  has  successfully  designed  and  qualified an Input Device Assembly
(IDA), which is a fully integrated keyboard, trackball and display assembly that is worn (via Velcro) on the co-pilot's thigh during flight missions. This allows the aircraft to actually have four bullnose systems, the last being the Tulip designed IDA thigh pad.

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

Command  Display  Units  (CDU'S)

The Orbit Instrument Division currently has orders for command display panels that are being utilized for vehicular, shipboard and sheltered platform requirements. The display panels are flat panel technology based and include a Pentium based single board computer. Orbit designed/developed several models of the CDU to be used by U.S. Navy, U.S. Army and Marines, Korean and Canadian armies.

Mobile  Key  Panel  Receivers

Tulip is under contract for the production of mobile key panel receivers that provide battlefield operators with real time position, velocity, navigation and timing (PVNT) information in a stand alone, hand-held, lightweight configuration.

     MK  119  Gun  Console  System  Computer  (GCSC)

      ICS is under multi-year contract for the MK 119 GCSC, an unmanned environmentally isolated shipboard enclosure that houses a standard 19 inch electronics rack containing processors, electronic devices and cooling and power conditioning equipment that perform processing, interfacing and data extraction functions.

     MK  437  Gun  Mount  Control  Panel  (GMCP)

      ICS is also under contract for the GMCP, a manned control panel located shipboard in the Gun Loader room. The GMCP consists of an interactive operator control/display terminal that provides operator interactions with the Gun Mount and the GCSC to allow the operator to enter ammunition and environmental pre-engagement data and allows monitoring of the Gun Mount status and operation. In the event of a loss of the Gun Console (GC) the GMCP can serve as a casualty mode of system operation.

     Selected Products

     ICS builds a wide range of system integration related products, including: fiber optic cables, specialty enclosures, traditional shipboard cable sets (both low smoke and non-low smoke) and training devices.

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

PROPOSED  PRODUCTS

Electronics  Group

     The Orbit Electronics Group has continued to identify new program opportunities, which require new hardware and software designs to support prime contractors and defense procurement agency land, sea and air solutions.

     Tulip continues to be a leading supplier of display and keyboard designs, supporting defense electronics and industrial program requirements. Tulip has developed a second LCD display configuration, which is supporting transit authority communication directly with the driver. This device is typically mounted within a bus, and allows the driver to input and receive information throughout the intended route. The significance of this market penetration is the specific transit authority operational requirements, where down time due to repeated failures is not an option. Tulip continues to support this transportation display requirement, and can provide solutions to each transit authority as new awards are released.

     The Electronics Group has developed several new color smart displays for use on helicopter programs. Given the critical requirements of the helicopter missions, each configuration has been designed as sunlight readable, night vision qualified displays that provides the crew with real time data under extreme environmental combat requirements.

     The Electronics Group continues to provide a family of display configurations that are designed with latest state of the art technologies, and combines various stand alone switch panels and data input devices onto a single display. These displays provides an operator with a single source of easy to access information that supports naval consoles, aircraft cockpits, armor vehicle suites and helicopter cockpit requirements.

     The Orbit Instrument Division continues to develop new GPS Control Display Unit ("CDU") panels that support U.S. Army land navigation system requirements. A number of CDU panels have been designed as a total solution for customer requirements. As each foreign country procures this Fire Finder system from the prime contractor, critical country mapping and targeting code is written by the division segment, and embedded into the CDU as an operational requirement.

     The Electronics Group continues to target ongoing retrofit programs, which are intended to extend the life cycle of ships, aircraft, and armored vehicles. To that extent, the Orbit Instrument Division and Tulip have designed latest state of the art LED switch panels, keyboards, and communication panels that are form fit and replaceable for units that have exceeded their intended operational usage. In all cases, the new technological designs supporting the switch panels, keyboards, and communication panels are intended to replace Orbit units, which have been operational in combat mode for decades. As the Electronics Group continues to receive new contract awards for program opportunities, developing replacement hardware to obsolete our previously designed units will continue to be a significant part of the Group's business strategy.

     In response to market based influences ICS is planning to develop a family of shock-isolated cabinets to house both custom and COTS components. This family of cabinets will be qualified to the full spectrum of environmental criteria mandated by our Defense customer base.

     Future modifications of the GCSC will incorporate touch sensitive displays, detailed built-in-test capabilities and a robust graphic interface.

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

Behlman is expanding its P series of low cost AC power supplies to add power factor corrected input and CE marking in order to enhance its sales to the European Community.

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

SALES  AND  MARKETING

     Products of the Electronics Group are marketed by Orbit Instrument Division's sales personnel and management. Products and services of ICS are marketed by ICS's management. Military products of the Power Group are marketed by Behlman's sales and program managers and other management personnel. Commercial products of the Power Group are sold by regional sales managers, manufacturer's representatives and non-exclusive distributors.

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

MAJOR  CUSTOMERS

     A unit of BAE Systems, various agencies of the United States Government and Raytheon Company, accounted for approximately 14%, 12%, and 10%, respectively, of consolidated net sales of the Company for the year ended December 31, 2007. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Group are a unit of BAE Systems, various agencies of the United States Government, Raytheon Company, Lockheed Martin and Rockwell Collins, Inc., accounting for approximately 20%, 15%, 15%, 11% and 10%, respectively, of the net sales of such segment for the year ended December 31, 2007. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Group.

     The major customers of the Power Group are Telephonics, Inc. and Baker Hughes Inc. accounting for approximately 16% and 10%, respectively, of the net sales of such segment for the year ended December 31, 2007. The loss of these customers would have a material adverse effect on the net sales and earnings of the Power Group.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company's sales and earnings.

BACKLOG

As  of  December  31,  2007  and  2006  the  Company's  backlog  was as follows:


                                     2007                       2006
                                     ----                       ----

Electronics Group                $ 9,000,000                  $11,000,000

Power Group                        6,000,000                    4,000,000
                                  -----------                 -----------

Total                            $15,000,000                  $15,000,000
                                  ==========                  ===========

          The backlog of the Electronics Group at December 31, 2007 included $1,600,000 of backlog attributable to ICS.

     Approximately $1,100,000 of the backlog at December 31, 2007 represents backlog under contracts that will be shipped beyond 2008.

The backlog at December 31, 2007 and December 31, 2006 does not include approximately $3,800,000 and $2,000,000, respectively, of orders not yet received under a Master Order Agreement received from a customer whereby the Company was authorized to procure material to complete such orders.

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

During the year ended December 31, 2007, the Power Group was a subcontractor to a prime contractor on a program that was terminated by the U.S. Government, under which the Company expects to recover all its costs of approximately $200,000. The termination claim is currently under review by the U.S. Government.

During the year ended December 31, 2006, the Power Group recovered substantially all of its costs associated with a $299,000 contract terminated by the U.S. Government. No other material terminations of contracts of either the Electronics Group or the Power Group at the convenience of the U.S. Government occurred during the years ended December 31, 2007 and 2006.

     A significant portion of the Company's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material effect on the Company's financial position or results of operations.

RESEARCH  AND  DEVELOPMENT

     The Company incurred approximately $1,203,000 and $1,110,000 of research and development expenses during the years ended December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, the Company recognized revenue of approximately $690,000 and $705,000, respectively, for customer funded research and development.

PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 14, 2008, the Company employed 146 persons, all on a full-time basis except for two part-time employees. Of these, the Electronics Group employed 97 people, consisting of 23 in engineering and drafting, 6 in sales and marketing, 18 in direct and corporate administration and the balance in production. The Power Group employed 49 people, consisting of 13 in engineering and drafting, 6 in sales, 3 in direct and corporate administration and the balance in production.

ITEM  1A.     RISK  FACTORS

     This report and other reports filed by us with the Securities and Exchange Commission contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this report, as well as additional risks and uncertainties of which we are currently unaware. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements".

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

WE ARE DEPENDENT ON CERTAIN OF OUR CUSTOMERS AND WE DO NOT HAVE ANY LONG-TERM CONTRACTS WITH THESE CUSTOMERS.

          A unit of BAE Systems, various agencies of the United States Government, and Raytheon Company, accounted for approximately 14%, 12%, and 10%, respectively, of consolidated net sales of the Company for the year ended December 31, 2007. A unit of BAE Systems, various agencies of the U.S. Government, Raytheon Company, Lockheed Martin and Rockwell Collins, Inc., accounted for approximately 20%, 15%, 15%, 11% and 10%, respectively, of the net sales of our Electronics Group for the year ended December 31, 2007. Telephonics, Inc. and Baker Hughes Inc., accounted for approximately 16%, and 10%, respectively, of the net sales of our Power Group for the year ended December 31, 2007. We do not have any significant long-term contracts with any of the above-mentioned customers. The loss of any of these customers would have a material adverse effect on our net sales and earnings. Due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income.

WE ARE DEPENDENT UPON OUR SENIOR EXECUTIVE OFFICERS AND KEY PERSONNEL FOR THE OPERATION OF OUR BUSINESS.

     We are dependent for the operation of our business on the experience, technology knowledge, abilities and continued services of our senior officers, Dennis Sunshine, President and Chief Executive Officer, Bruce Reissman, Executive Vice President and Chief Operating Officer, and Mitchell Binder,
Executive Vice President and Chief Financial Officer as well as the Chief Operating Officers at each of our operating units. The loss of services of any of such persons would be expected to have a material adverse effect upon our business and/or our prospects. Our future success is dependent upon, among other things, the successful recruitment and retention of key personnel including executive officers, for sales, marketing, finance and operations. We face significant competition for skilled and technical talent. No assurance can be made that we will be successful in attracting and retaining such personnel. If we are unable to retain existing key employees or hire new employees upon acceptable terms when necessary, our business could potentially be adversely affected.

WE  MAY  NOT  BE  ABLE  TO  EFFECTIVELY  MANAGE  OUR  RECENT  ACQUISITION.

          We may face challenges managing our recent acquisition of ICS together with our other existing operations in different geographic locations. These risks include the integration of ICS with the operations, technologies and management of the Company and the attendant risks associated with such acquisition, including possible unanticipated liabilities, unanticipated costs, and diversion of management attention.

          There can be no assurance that we will successfully integrate or profitably manage ICS's business, that our consolidated business will achieve sales levels, profitability, efficiencies or synergies that justify the ICS acquisition, or that ICS will result in increased earnings for us in any future period. We may not be able to manage all of our combined operations effectively, and failure to do so could have a material adverse effect on the Company's business, financial condition and/or operating results.

WE  MAY  NOT  BE  SUCCESSFUL  IN  OUR  EXPANSION  EFFORTS.

          Part of our business strategy is to expand our operations through strategic acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available, although there is increased competition among private equity firms and other entities seeking similar type acquisitions. In April 2005, we completed the acquisition of Tulip and in December 2007, we completed the acquisition of ICS. While there can be no assurance we will obtain the necessary financing to complete additional acquisitions, even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. Furthermore, there can be no assurance we will be able to successfully complete the integration of any future acquired business and that such acquisition will be profitable and enable us to grow our business.

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

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS

          None.



ITEM  2.     PROPERTIES

     The Company owned its plant and executive offices, located at 80 Cabot Court, Hauppauge, New York, which consists of 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, brick building, which was completed in October 1982 and expanded in 1985. The Company is currently operating at approximately 70% of capacity. In March 2001, the Company completed a sale leaseback transaction whereby it sold its land and building for $3,000,000 and entered into a twelve-year net lease with the buyer of the property. The lease provides for an annual payment of $360,000 with 10% increases in the fourth, seventh and tenth years of the lease. The lease expires in February 2013, but may be extended by the Company at its option through 2025. During the extension period, the lease provides for an annual rent of $527,076 with 10% increases in the fourth, seventh and tenth years of the extended lease.

     Behlman leased 1,700 square feet in Ventura, California, which was used as a selling office. The lease provided for monthly payments of $1,679 from January 1, 2005 through December 31, 2005 and increased to $1,730 from January 1, 2006 through December 31, 2006 and to $1,781 from January 1, 2007 to December 31, 2007. In December 2007, Behlman entered into a new lease for a 2,000 square foot facility in Newbury Park, California, which will be used as a selling office for all of the Company's operating units. The five year lease provides for monthly payments of approximately $2,100 with annual increases of approximately 3%. The lease provides for an option to renew for an additional five years at a monthly rent equal to the rent charged for comparable space in the geographical area.

On April 4, 2005, Tulip entered into a five-year lease for 19,000 square feet at 1765 Walnut Drive, Quakertown, Pennsylvania, which is used for manufacturing, engineering and administration. The facility is operating at full capacity. The lessor of this facility is a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The lease provides for monthly payments of $9,100 for the first year and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods.

ICS operates out of two facilities in Louisville, KY, one of which is used for engineering, logistics and administration and the other for manufacturing. The lease for engineering, logistics and administration is for approximately 10,000 square feet and provides for monthly payments of approximately $5,900, which expires in March 2009 and includes an option to extend the lease for an additional five years at 115% of the current rent. The facility is currently operating at approximately 75% of capacity The lease for manufacturing space is for approximately 13,000 square feet and provides for monthly payments of approximately $4,300, which expires in April 2009 and includes an option to extend the lease for an additional five years at 115% of the current rent. The facility is currently operating at approximately 85% of capacity. ICS also entered into a three year lease for a sales office in Virginia Beach, VA, which consists of approximately 800 square feet and provides for monthly rent of approximately $1,000. The lease expires in December 2008 and ICS has no plans to renew.

ITEM  3.     LEGAL  PROCEEDINGS


There  are  no  material  pending  legal  proceedings  against  the  Company.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          None.

                                    PART II
                                    -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is quoted on the Nasdaq Capital Market under the symbol ORBT.

     The following table sets forth the high and low sales prices of the Company's common stock for each quarter from January 1, 2006 through its fiscal year ended December 31, 2007, as reported on the Nasdaq Capital Market.



                             HIGH                   LOW
                             ----                   ---

2006:

First Quarter:              $14.23                  $8.90

Second Quarter:              10.12                   6.70

Third Quarter:                7.49                   4.55

Fourth Quarter:               8.25                   6.63


2007:

First Quarter:               $8.43                  $7.04

Second Quarter:               9.35                   7.38

Third Quarter:                9.67                   6.84

Fourth Quarter:               9.30                   8.02



HOLDERS
     As  of  March  13,  2008,  the  Company  had  184  shareholders  of record.

DIVIDENDS
     The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the business.

                               PERFORMANCE GRAPH
     The graph below compares the cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Nasdaq Stock Market-U.S. Index and a peer group of comparable companies (the "Peer Group") selected by the Company over the same period (assuming the investment of $100 in the Common Stock, the Nasdaq Stock Market-U.S. and the Peer Group on December 31, 2002, and the reinvestment of all dividends).


                              [GRAPHIC OMITTED]


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                     AMONG ORBIT INTERNATIONAL, THE NASDAQ
                     STOCK MARKET-US INDEX AND A PEER GROUP
                                (in  dollars)
                  Orbit
                  International          Peer
                  Corp.                  Group                NASDAQ

12/02               100.00               100.00               100.00
12/03               206.04               118.32               149.75
12/04               309.62               171.74               164.64
12/05               427.88               202.66               168.60
12/06               280.22               211.46               187.83
12/07               296.70               235.13               205.22

     * The Peer Group is comprised of six companies in the defense electronics industry -Megadata Corp., La Barge, Inc., Miltope Group Inc., DRS Technologies, Inc., Esterline Technologies Corp., and Espey Manufacturing and Electronics Corp. Such companies were chosen for the Peer Group because they have similar market capitalizations to the Company and/or because they represent the line of business in which the Company is engaged. Each of the Peer Group issuers is weighted according to its respective market capitalization.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The  following  table  sets  forth,  as  of  December  31,  2007:

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

Equity compensation plans
approved by security holders                 599,000                     $ 3.15                  331,000

Equity compensation plans not
approved by security holders                   -0-                         N/A                     -0-
                                             -------                     ------                  -------

Total                                        599,000                     $ 3.15                  331,000
                                             =======                     ======                 ========


RECENT  SALE  OF  UNREGISTERED  SECURITIES

          As previously reported by the Company on Form 8-K for December 19, 2007, approximately 120,000 shares of unregistered common stock was issued in connection with the ICS acquisition.


ITEM 6.     SELECTED FINANCIAL DATA

          Not  applicable,  as  the  Company  is  a  smaller  reporting company.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
     FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Executive Overview
------------------

     The Company recorded an increase in operating results for the year ended December 31, 2007. Revenues increased by 3.5% and gross profit margins increased slightly for the year ended December 31, 2007, compared to the prior year. The increase in revenues was principally due to slight increases for both our Electronics and Power Groups. However, selling, general and administrative expenses also increased due to increased selling costs and higher corporate expenses. Interest expense decreased and investment and other income increased. Consequently, net income for the year ended December 31, 2007 increased by 6.7% compared to the prior year. Our backlog at December 31, 2007 was approximately $14,500,000 compared to $14,700,000 at December 31, 2006. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing, although timing is always an uncertainty. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.1 to 1 current ratio at December 31, 2007, which includes the balance sheet accounts of ICS. We currently have a $3,000,000 credit facility in place and the Company continues to explore acquisition opportunities that are compatible with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.


Forward  Looking  Statements
----------------------------

     Statements in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.



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

Deferred tax asset
------------------

At December 31, 2007, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal net operating loss carry-forwards of approximately $21,000,000 that expire through 2025. Approximately, $18,000,000 of federal net operating loss carry-forwards expire between 2010-2012. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.


Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets not previously recorded. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the costs of certain intangible assets are no longer subject to amortization. These costs were reviewed for potential impairment in 2007 and 2006 and will be reviewed on an annual basis thereafter.

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $180,000 for the year ended December 31, 2007. The estimated fair value of stock options granted in 2007 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2007  vs.  Year  Ended  December  31,  2006
-----------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group"). On December 19, 2007, the Company completed the acquisition of ICS, effective December 31, 2007. ICS, which became part of the Company's Electronics Group, performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. Since the effective date of the acquisition was December 31, 2007, ICS was not included in the Company's statement of operations for the year ended December 31, 2007.

Consolidated net sales for the year ended December 31, 2007 increased by 3.5% to $25,885,000 from $25,015,000 for the prior year principally due to a 2.1% and 6.1% increase in sales recorded from the Electronics Group and Power Group, respectively.

Gross profit, as a percentage of net sales, for the year ended December 31, 2007 increased to 43.4% from 43.3% for the prior year. This increase resulted from a higher gross profit recorded by the Power Group that was offset by a slightly lower gross profit recorded by the Electronics Group. The increase in gross profit (44.3% v. 43.6%) from the Power Group was principally due to the increase in sales and to product mix. The slight decrease in gross profit (42.9% v. 43.1%) from the Electronics Group was due principally to product mix.

Selling, general and administrative expenses for the year ended December 31, 2007 increased by 5.4% to $8,729,000 from $8,285,000 from the year ended December 31, 2006 principally due to higher selling costs (brochures and website design) incurred by the Electronics Group and due to higher corporate administrative costs particularly: i) $93,000 of costs related to implementation of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act and ii) $50,000 retainer paid to its investment banker to pursue strategic alternatives for the Company. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2007 increased to 33.7% from 33.1% principally due to the increase in expenses without a commensurate increase in sales.

Interest expense for the year ended December 31, 2007 decreased to $332,000 from $443,000 for the year ended December 31, 2006 due to a decrease in the amounts owed to lenders in the current year and to a reduction in interest rates.

Investment and other income for the year ended December 31, 2007 increased to $447,000 from $358,000 for the prior year principally due to an increase in the amounts invested during the current year and despite a write-down of $50,000, related to certain corporate bonds held by the Company, for an unrealized loss that was determined to be other than temporary.

Income before income tax provision was $2,612,000 for the year ended December 31, 2007 compared to $2,459,000 for the year ended December 31, 2006. This increase was principally due to the increase in sales, the slight increase in gross margins, the decrease in interest expense and increase in investment and other income and despite the increase in selling, general and administrative expenses.

Income taxes for the year ended December 31, 2007 and December 31, 2006 consist of $30,000 and $40,000, respectively, in state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net income for the year ended December 31, 2007 was $2,582,000 compared to $2,419,000 for the year ended December 31, 2006, an increase of 6.7%.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2007 increased slightly to $3,505,000 from $3,468,000 for the year ended December 31, 2006. Listed below is the EBITDA reconciliation to net income:

                                           Year  ended
                                          December  31,
                                          -------------
                                     2007                   2006
                                     ----                   ----

Net  income                       $2,582,000            $2,419,000
Interest  expense                    332,000               443,000
Income  tax  expense                  30,000                40,000
Depreciation  and  amortization      561,000               566,000
                                  ----------          ------------
EBITDA                            $3,505,000            $3,468,000
                                  ==========            ==========

     EBITDA is a Non-GAAP financial measure and should not be construed as an alternative to net income. An element of the Company's growth strategy has been through strategic acquisitions which have been substantially funded through the issuance of debt. This has resulted in significant interest expense and amortization expense. EBITDA is presented as additional information because the Company believes it is useful to our investors and management as a measure of cash generated by our business operations that will be used to service our debt and fund future acquisitions as well as provide an additional element of operating performance.

Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Our consolidated balance sheet accounts include ICS at December 31, 2007. Working capital increased to $18,167,000 at December 31, 2007 as compared to $17,176,000 at December 31, 2006. The ratio of current assets to current liabilities was 4.1 to 1 at December 31, 2007 compared to 4.9 to 1 at December 31, 2006. This reduction was principally due to the term debt used to finance the acquisition of ICS.

Net cash provided by operating activities for the year ended December 31, 2007 was $1,477,000, primarily attributable to net income for the period, the non-cash amortization of intangible assets, depreciation and stock based compensation and the increase in accounts payable that was partially offset by the increase in accounts receivable and inventory and the decrease in customer advances. Net cash provided by operating activities for the year ended December 31, 2006 was $4,422,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation, depreciation, an increase in accounts payable and customer advances and a decrease in other long term assets.

Cash flows used in investing activities for the year ended December 31, 2007 was $3,846,000, attributable to the acquisition of ICS, the purchase of marketable securities and fixed assets that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the year ended December 31, 2006 was $3,266,000, primarily attributable to the purchase of marketable securities and fixed assets that was partially offset by the sale of marketable securities.

Cash flows provided by financing activities for the year ended December 31, 2007 was $2,010,000, attributable to loan proceeds primarily related to the acquisition of ICS and stock option exercises that was partially offset by repayments of debt. Cash flows used in financing activities for the year ended December 31, 2006 was $1,154,000, attributable to the repayments of debt that was partially offset by the proceeds from stock option exercises.

In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In December 2007, the Company entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS. In connection with the new Term Loan entered into in December 2007, the interest rates on both Term Loan Agreements and the credit facility were amended to equal a certain percentage, depending on a matrix related to a certain financial covenant (as defined), plus the one month LIBOR. At December 31, 2007, the interest rate was equal to the sum of either 1.15% or 1.50% plus the one-month LIBOR (4.60% at December 31, 2007). The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month. The Company had outstanding borrowings of $699,000 under its credit facility at December 31, 2007.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (7.25% at December 31, 2007). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period along with accrued interest, depending on a matrix related to a certain financial covenant (1.15% at December 31, 2007), (as defined), plus the one-month LIBOR(4.60% at December 31, 2007).

        The Company's contractual obligations and commitments are summarized as follows:

                                  Less than     1-3          4-5        After
Obligation           Total         1 Year      Years       Years       5 Years
-----------          ------       -------      -----       -----       --------
Long-term  debt     $8,530,000   $1,777,000  $4,824,000  $1,929,000        -

Note Payable           699,000      699,000       -           -            -

Employment
 contracts           6,104,000    2,190,000   3,914,000       -            -

Operating  leases    3,011,000      759,000   1,665,000     587,000        -
                     ---------      -------   ---------     -------     -------

Total  contractual
    obligations    $18,344,000   $5,425,000 $10,403,000  $2,516,000        -

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

Certain  Material  Trends
-------------------------

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. In December 2007, the Company completed the acquisition of ICS which also became part of the Electronics Group. The Company's Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001, have put a tremendous emphasis on defense and homeland security spending and the Company has benefited from an increasing defense budget. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards. In addition, the Company has an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain.


There is no seasonality to the Company's business. The Company's revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. The Company stratifies all the opportunities it is pursuing by various confidence levels. The Company generally realizes a very high success rate with those opportunities to which it applies a high confidence level. The Company currently has a significant amount of potential contract awards to which it has applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities the Company is pursuing, it is also difficult to predict when the Company will commence shipping under these contracts. A delay in the receipt of any contract from its customer ultimately causes a corresponding delay in shipments under that contract. During 2007, due to shipping schedules, the Company's second half of the year was stronger than the first half. Once again for 2008, based on current and projected shipping schedules, the Company expects the second half of 2008 to be stronger than the first half.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. However, even increased military spending does not necessarily guarantee the Company increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the additions of Tulip and ICS gives the Electronics Segment a more diversified customer base.

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available. In April 2005, it completed the acquisition of Tulip and in December 2007, it completed the acquisition of ICS. The Company has received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but there is no assurance that an acquisition will be completed in 2008.

In the first quarter of 2007, the Company hired an investment banker to assist the Company in its efforts to pursue strategic acquisitions. During the second quarter of 2007, the Company expanded the activities of its investment banker to include the pursuit of alternative strategies, including the potential sale of the Company as a means of enhancing shareholder value. However, there is no assurance that a sale or any of the other strategic alternatives will be accomplished.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     As of December 31, 2007, the Company had amounts due to its primary lender under three separate term loans totaling approximately $8,530,000. Interests on these term loans are equal to the sum of either 1.15% or 1.50% plus the one-month LIBOR. In addition, the Company has a $3,000,000 line of credit with the same lender at a rate equal to the sum of 1.50% plus the one-month LIBOR. The Company had approximately $699,000 in borrowings under the line of credit at December 31, 2007. During 2006, LIBOR averaged approximately 5.32% and was 4.60% at December 31, 2007.

We are subject to changes in the prime rate based on the actions of the Federal Reserve that are generally determined by general market and economic fluctuations. Any hypothetical increase of 1% in interest rates will result in an increase of approximately $85,000 of annual interest expense exclusive of the impact of any borrowings under the Company's line of credit.

None of the Company's variable rate of interest arrangements are hedged by any derivative instruments. The Company believes that any moderate interest rate increases will not have any material adverse effect on its results of operations, liquidity or financial position.

The Company believes that it is not subject in any material way to any other forms of market risk.

ITEM  8     .     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  information  required  under  this  Item appears in Item 15 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM  9A(T).     CONTROLS  AND  PROCEDURES

     DISCLOSURE  CONTROLS  AND  PROCEDURES

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

     There have been no changes in our internal control over financial reporting during the three months ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


     MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) of the Securities Exchange Act of 1934.

     The Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2007, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM  9B.     OTHER  INFORMATION

     There have not been any other material changes in the Company's affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2007.


          PART  III
          ---------

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS,  AND  CORPORATE     GOVERNANCE.

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2008 Annual Meeting of Stockholders.

ITEM  11.     EXECUTIVE  COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2008 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2008 Annual Meeting of Stockholders.

ITEM  13.     CERTAIN  RELATIONSHIPS,  RELATED  TRANSACTIONS  AND
DIRECTOR  INDEPENDENCE

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2008 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2008 Annual Meeting of Shareholders.

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

     (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

1  .     Financial  Statements


2.       Schedules-
         None.


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

2.2 Stock Purchase Agreement, dated December 19, 2007, by and among Orbit International Corp., Integrated Consulting Services, Inc. and the respective shareholders of Integrated Consulting Services, Inc. Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K for December 19, 2007.

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

  10.1 New Employment Agreement, dated as of December 14, 2007, between Registrant and Mitchell Binder. Incorporated by reference to Registrant's
Current  Report  on  Form  8-K  for  December  11,  2007.

  10.2 New Employment Agreement, dated as of December 14, 2007, between Registrant and Bruce Reissman. Incorporated by reference to Registrant's Current Report on Form 8-K for December 11, 2007.

  10.3 New Employment Agreement, dated as of December 14, 2007, between Registrant and Dennis Sunshine. Incorporated by reference to Registrant's Current Report on Form 8-K for December 11, 2007.

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

  10.7 Term Loan and Security Agreement dated as of December 19, 2007, between Orbit International Corp. and Merrill Lynch Business Financial Services Inc. ("MLBFS"). Incorporated by reference to Exhibit 10.6 to Registrant's
Current  Report  on  Form  8-K  for  December  19,  2007.

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

10.13 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Kenneth J. Ice. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.14 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Michael R. Rhudy. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.15 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Julie A. McDearman. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.16 Custody, Pledge and Security Agreement, dated as of December 19, 2007, by and among Orbit International Corp. ("Pledgor"), Kenneth J. Ice, Michael R. Rhudy and Julie A. McDearman ("Pledgees"), and Phillips Nizer LLP ("Custodian"). Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.17 Form of Contingent Promissory Note (three substantially similar notes were issued) from Orbit International Corp. to Kenneth J. Ice. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

  14.1 Form of Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Incorporated by reference to Registrant's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

  21.1*     Subsidiaries  of  Registrant.

  23.1*     Consent  of  McGladrey  &  Pullen,  LLP.

  23.2*     Consent  of  Goldstein  Golub  Kessler  LLP.

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

DECEMBER 31, 2007

                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - MCGLADREY & PULLEN, LLP      F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - GOLDSTEIN GOLUB KESSLER LLP  F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet as of December 31, 2007 and 2006                                      F-3
   Statement of Operations for the Years Ended December 31, 2007 and 2006              F-4
   Statement of Stockholders' Equity for the Years Ended December 31, 2007 and 2006    F-5
   Statement of Cash Flows for the Years Ended December 31, 2007 and 2006           F-6 - F-7
   Notes to Consolidated Financial Statements                                       F-8 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have audited the consolidated balance sheet of Orbit International Corp. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Orbit International Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

MCGLADREY  &  PULLEN,  LLP
New  York,  New  York

March  31,  2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Stockholders  and  Board  of  Directors
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

GOLDSTEIN  GOLUB  KESSLER  LLP
New  York,  New  York

March  27,  2007

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31,                                                                   2007             2006
----------------------------------------------------------------------       ------           --------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $ 3,576,000            $ 3,935,000
  Investments in marketable securities                                    3,997,000              4,062,000
  Accounts receivable, less allowance for doubtful accounts of $145,000   4,561,000              3,712,000
  Inventories                                                            10,453,000              8,992,000
  Costs and estimated earnings
   in excess of billings on uncompleted contracts                           136,000                    -
  Deferred tax asset                                                      1,025,000                717,000
  Other current assets                                                      331,000                145,000
                                                                        -----------             -----------
  Total current assets                                                   24,079,000             21,563,000

  Property and equipment, net                                               691,000                414,000
  Intangible assets, net                                                  2,969,000              1,204,000
  Goodwill                                                                9,634,000              6,135,000
  Deferred tax asset                                                      1,678,000              1,333,000
  Other assets                                                              634,000                566,000
                                                                          ---------             ----------
                                                                        $39,685,000            $31,215,000
                                                                        ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term obligations                              $ 1,777,000            $ 1,124,000
  Notes payable - bank                                                      699,000                   -
  Accounts payable                                                        1,384,000              1,028,000
  Income taxes payable                                                      162,000                 36,000
  Accrued expenses                                                        1,395,000              1,317,000
  Customer advances                                                         163,000                797,000
  Deferred income                                                           332,000                 85,000
                                                                         ----------             ----------
  Total current liabilities                                               5,912,000              4,387,000
Deferred income                                                             342,000                427,000
Deferred tax liability                                                      595,000                    -
Long-term obligations, net of current maturities                          6,753,000              4,105,000
                                                                         ----------              ----------
  Total liabilities                                                      13,602,000              8,919,000


Stockholders' Equity:
  Common stock, $.10 par value, authorized 10,000,000 shares-
   issued and outstanding 4,724,000 and 4,588,000 shares, respectively      472,000                459,000
  Additional paid-in capital                                             20,766,000             19,536,000
  Accumulated other comprehensive (loss) gain                               (33,000)                 5,000
  Retained earnings                                                       4,878,000              2,296,000
                                                                        -----------             ----------
  Stockholders' equity                                                   26,083,000             22,296,000

  Total Liabilities and Stockholders' Equity                            $39,685,000            $31,215,000
                                                                        ===========            ===========

See Notes to Consolidated Financial Statements


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31,                              2007          2006
----------------------                        -----------   -------------

Net sales                                     $25,885,000   $25,015,000

Cost of sales                                  14,659,000    14,186,000
                                              -----------    -----------
Gross profit                                   11,226,000    10,829,000

Selling, general and administrative expenses    8,729,000     8,285,000

Interest expense                                  332,000       443,000

Investment and other income, net                 (447,000)     (358,000)
                                              -----------     ---------
Total expenses, net                             8,614,000     8,370,000
                                              -----------     ----------
Income before income tax provision              2,612,000     2,459,000

Income tax provision                               30,000        40,000
                                              -----------   -----------
Net income                                    $ 2,582,000   $ 2,419,000
                                              ===========  =============

Net income per common share:

    Basic                                     $       .59   $       .56
                                              ===========   ============
    Diluted                                   $       .55   $       .52
                                              ===========   ============

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006
                                       COMMON STOCK
                                      10,000,000 SHARES
                                         AUTHORIZED             ADDITIONAL  RETAINED EARNINGS              OTHER
                                   SHARES                       PAID-IN      (ACCUMULATED     UNEARNED     COMPREHENSIVE
                                   ISSUED         AMOUNT        CAPITAL        DEFICIT)       COMPENSATION INCOME(LOSS)       TOTAL
                                   ---------      ---------     ---------    -----------      -----------  -----------    ---------

Balance at December 31, 2005       4,575,000  $    457,000    $ 20,600,000    $ (123,000)     $(1,340,000)   $(4,000)   $19,590,000

Share-base compensation expense        -             -             210,000          -              -           -            210,000

Reversal of unearned compensation
 upon adoption of SFAS 123(R)          -             -          (1,340,000)        -            1,340,000       -             -

Exercise of options                   13,000         2,000          19,000         -                -           -            21,000

Tax benefit of stock option exercise   -              -             47,000         -                -           -            47,000

Other comprehensive income             -              -              -             -                -          9,000          9,000

Net income                             -              -              -         2,419,000            -           -         2,419,000
                                    -------        -------       ---------    ----------       -----------   --------   -----------
Balance at December 31, 2006       4,588,000      459,000       19,536,000     2,296,000            -          5,000     22,296,000

Stock-based compensation expense        -             -            180,000         -                -           -           180,000

Issuance of common stock for
 ICS acquisition                     120,000       12,000          983,000          -               -           -           995,000

Exercise of options                   16,000        1,000           28,000         -                -           -            29,000

Tax benefit of stock option exercise    -             -             39,000         -                -           -            39,000

Other comprehensive loss                -             -               -            -                -        (38,000)       (38,000)

Net income                              -             -               -         2,582,000           -           -         2,582,000
                                      ------        ------        --------    -----------        ----------   --------   ----------
Balance at December 31, 2007        4,724,000  $   472,000   $  20,766,000    $ 4,878,000           -       $(33,000)   $26,083,000
                                   ==========  ===========   =============    ==========        ==========  ========     ===========

See Notes to Consolidated Financial Statements



ORBIT INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                          2007                      2006
------------------------                                                     --------                     -----

Cash flows from operating activities:

  Net income                                                              $  2,582,000                  $2,419,000

  Adjustments to reconcile net income to net cash provided by operating activities:

    Share-based compensation expense                                           180,000                     210,000
    Amortization of intangible assets                                          435,000                     435,000
    Depreciation and amortization                                              126,000                     131,000
    Bond premium amortization                                                   14,000                      40,000
    Bad debts                                                                    6,000                      32,000
    Unrealized loss on write down of marketable securities                      50,000                         -
    Gain on sale of marketable securities                                      (15,000)                     (8,000)
    Deferred income                                                            (85,000)                    (86,000)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                         (276,000)                    (49,000)
      (Increase) decrease in inventories                                    (1,109,000)                     63,000
      Increase in other current assets                                          (7,000)                    (15,000)
     (Increase) decrease in other assets                                       (57,000)                    632,000
      Increase in accounts payable                                             260,000                     171,000
     (Decrease) increase in customer advances                                 (634,000)                    541,000
     (Decrease) increase in taxes payable                                       (6,000)                      6,000
      Increase (decrease) in accrued expenses                                   13,000                    (100,000)
                                                                            ----------                   ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,477,000                   4,422,000



Cash flows from investing activities:

    Purchase of marketable securities                                        (1,269,000)                 (3,387,000)
    Sale of marketable securities                                             1,226,000                     314,000
    Purchase of property and equipment                                         (143,000)                   (188,000)
    Cash paid for acquisition of ICS, net of cash received of $1,942,000     (3,660,000)                       -
    Additional Tulip acquisition costs                                             -                         (5,000)
                                                                             -----------                 -----------
  NET CASH USED IN INVESTING ACTIVITIES                                       (3,86,000)                 (3,266,000)



Cash flows from financing activities:

  Repayments of long-term debt                                               (4,268,000)                 (1,175,000)
  Proceeds from issuance of long-term debt                                    6,249,000                        -
  Proceeds from exercise of stock options                                        29,000                      21,000
                                                                            -----------                   ----------
                                                                              2,010,000                  (1,154,000)


                                                                                                                    (continued)


                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              ------------------------------------
                                                                                       (CONTINUED)


Net (decrease) increase in cash and cash equivalents                          (359,000)                      2,000

Cash and cash equivalents at beginning of year                               3,935,000                   3,933,000
                                                                           -----------                  -----------
Cash and cash equivalents at end of year                                    $3,576,000                  $3,935,000
                                                                            ==========                  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
----------------------------------------------------

  Cash paid during the year for interest                                    $  358,000                   $ 452,000
                                                                            ==========                   =========
  Cash paid during the year for income taxes                                $   36,000                   $  34,000
                                                                           ===========                   =========



SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

In  December  2007,  the  Company  purchased  all  of  the capital stock of ICS for $6,600,000. In conjunction  with  the  acquisition,  net  assets  with  a  fair  value of $899,000 were acquired.

In connection with the aforementioned acquisition, approximately 120,000 shares of Orbit, $.10 par value  common  stock,  valued at approximately $1,000,000 was issued to the former shareholders of
ICS.

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

The Company currently operates in two industry segments, the Electronics Group and the Power Group. The Electronics Group is comprised of the Company's Orbit Instrument Division ("Orbit"), its Tulip subsidiary ("Tulip"), and newly acquired Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems, Inc. ("ICS"). Orbit and Tulip are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. The Power Group is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial power units.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------

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

     The Company maintains cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

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

     Property and equipment is recorded at cost. Depreciation and amortization of the respective assets are computed using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the estimated useful life of the improvement, whichever is less.


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


     Substantially all of the Company's revenue is recognized from the sale of tangible products. The Company records sales upon delivery of the units under its manufacturing contracts. ICS records revenue on its long-term contracts under the percentage-of-completion method.


All contracts are for products made to specific customer specifications with no right of return. All units are shipped with a one-year warranty.


     The Company's freight and delivery costs were $79,000 and $90,000 for the years ended December 31, 2007 and 2006, respectively. These costs are included in selling, general and administrative expenses.


     The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different from the stated value at December 31, 2007 and 2006.


     Research and development costs are expensed when incurred. The Company expensed approximately $1,203,000 and $1,110,000 for research and development during the years ended December 31, 2007 and 2006. These expenses are included in selling, general and administrative expenses.


Effective January 1, 2006, the Company began recognizing share-based compensation, under Statement of Financial Accounting Standards ("SFAS") No. 123
(R), Share Based Payment, for all awards granted during and after 2006 and for the unvested portion of previous award grants based on each award's grant date fair value. The Company implemented Statement No. 123 (R) using the modified prospective transition method. Under this transition method the Company's financial statements, pertaining to periods prior to adoption of SFAS No. 123
(R) have not been adjusted to reflect fair value of share-based compensation. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting ("SFAS") No. 123, Accounting for Stock-Based Compensation.


NEW ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 and FASB Staff Position ("FSB") 157-b are effective for fiscal years beginning after November 15, 2007 and interim periods within those years. As proposed the effective date of SFAS No. 157 would be deferred to fiscal years beginning after November 15, 2008 and for interim periods within those years for certain non financial assets and liabilities. The Company is currently evaluating the effect, if any, that SFAS No. 157 will have on its consolidated financial position or results of operations. However, the Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 ("SFAS 159"). This statement provides entities with an option to report selected financial assets and liabilities at fair value. The statement is effective as of the beginning of the Company's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that SFAS No. 159 will have on its consolidated financial position or results of operations. However, the Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141(Revised 2007), "Business Combinations" ("SFAS No. 141R"). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Statement 141's guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS No. 141R will impact the Company in the event of any future acquisitions.

For comparability, certain 2006 amounts have been reclassified, where appropriate, to conform to the financial statement presentation in 2007.

  3.  ACQUISITION:
-------------------

On December 19, 2007, the Company acquired all of the issued and outstanding stock of Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems, Inc. ("ICS"). The reasons for the acquisition were the expansion of both customer and product bases, cross-marketing opportunities and the accretion to earnings. The acquisition was effective December 31, 2007. The total transaction value was approximately $6,600,000 consisting of $5,400,000 in cash, of which $4,500,000 was funded by a term loan, approximately 120,000 shares of Orbit stock valued at approximately $1,000,000(based on the volume weighted average closing price of the Company's common stock for the twenty consecutive trading days ending December 14, 2007), and approximately $200,000 of direct costs related to the purchase of ICS. Additionally, there is a contingent earn out of $1,000,000 payable over the next three years based on ICS's ability to attain certain revenue levels over the three years. The ICS acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007. The operating results of ICS are not included in the consolidated financial statements since the acquisition was not effective until December 31, 2007.

     In accordance with SFAS No. 141, Business Combinations, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions made by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. Any additional goodwill relating to the $1,000,000 contingent earn out based on ICS's ability to attain certain revenue levels over the next three years will be recorded, if necessary, in future years. The total purchase price has been allocated as follows:

     Tangible assets and liabilities:
      Cash                                     $1,942,000
      Accounts receivable                         579,000
      Inventory                                   352,000
      Other current assets                        315,000
      Property and equipment                      260,000
      Other long term assets                       11,000
      Accounts payable                           (111,000)
      Note payable                             (1,997,000)
      Accrued expenses                            (73,000)
      Income tax payable                         (132,000)
      Deferred income                            (247,000)
                                               -----------

     Total net tangible assets and liabilities    899,000

      Amortizable intangible assets:
      Customer relationships                    2,000,000
      Non-compete agreement                       100,000
               Contract backlog                   100,000
                                              -----------

     Total amortizable intangible assets        2,200,000

     Goodwill                                   3,499,000
                                               -----------

     Total purchase price                      $6,598,000
                                               ==========

     The following summarized pro forma financial information presents the combined results of the Company as if the ICS acquisition had occurred as of January 1, 2007 and 2006. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition, elimination of intercompany sales and purchases, recalculation of bonuses due to adjustments to net income, adjustment to income taxes payable, and reversal of interest expense incurred by ICS have been made to the combined results of operations for the years ended December 31, 2007 and 2006. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the periods presented nor does it purport to represent the results of operations for future periods.

                                            Years ended
                                            December 31,
                                       2007            2006
                                     (Pro forma and Unaudited)
                                       -------------------------

     Net  Sales                    $31,260,000          $31,893,000
                                   ============         ===========

     Net  Income                     3,104,000            2,748,000
                                     =========            =========

     Basic  earnings  per  share       0.69                  0.62
                                       ====                  ====

     Diluted  earnings  per  share     0.65                  0.58
                                       ====                  ====

  4.  INVENTORIES:
------------------

 Inventories  consist  of  the  following:

December 31,                     2007                 2006
                                 ----               --------

Raw materials               $  6,146,000           $ 5,245,000
Work-in-progress               3,639,000             3,138,000
Finished goods                   668,000               609,000
                           ------------           ------------
                             $10,453,000           $ 8,992,000
                          ==============           ===========

  5.  MARKETABLE SECURITIES:
----------------------------

Marketable securities at December 31, 2007 and 2006 are summarized as follows:


                                                      Unrealized
                                       Market         Holding
December 31, 2007           Cost       Value          Gain(loss)
-----------------           ----       -----          ----------

Equity Securities       $2,275,000    $2,275,000            -
Debt Securities          1,774,000     1,722,000     $  (52,000)
                        ----------    ----------     -----------
Total                   $4,049,000    $3,997,000     $  (52,000)
                         =========    ==========     ===========

December 31, 2006
-----------------

Equity Securities        $2,500,000   $2,500,000              -
Debt Securities           1,557,000    1,562,000     $    5,000
                         ----------   ----------     -----------
Total                    $4,057,000   $4,062,000     $    5,000
                          ==========   ==========    ===========

Maturities of marketable securities classified as available-for-sale at December 31, 2007 are as follows:

Due after one year through five years      1,018,000
Due after five years through ten years       701,000
Due after ten years                           55,000
                                            --------
                                          $1,774,000
                                          ==========
During 2007, the decline in market value of certain available-for-sale securities was deemed to be other than temporary. Accordingly, the Company charged $50,000 against investment and other income-net, to record the impairment in value of these securities.


 6.  COMPREHENSIVE  INCOME:
---------------------------

For the years ended December 31, 2007 and 2006, total comprehensive income was $2,544,000 and $2,428,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

  7.   INTANGIBLE  ASSETS:
--------------------------

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment.

At December 31, 2007, the Company's intangible assets other than goodwill consist of the following:

                      Estimated    Gross                         Net
                        Useful     Carrying     Accumulated      Carrying
                         Life      Value        Amortization     Value
                       -------     -------      ------------   ---------
Customer relationships  15 Years  $2,000,000    $    -         $2,000,000
Contract backlog       1-5 Years   1,750,000      (907,000)       843,000
Non-compete
 agreements              3 Years     415,000      (289,000)       126,000
                                  ----------    -----------     ---------
                                  $4,165,000   $(1,196,000)    $2,969,000
                                  ==========    ===========    ==========

At December 31, 2006, the Company's intangible assets other than goodwill consist of the following:

   Estimated    Gross                         Net
                        Useful     Carrying     Accumulated      Carrying
                         Life      Value        Amortization     Value
                       -------     -------      ------------   ---------
Customer relationships  5 Years   $1,650,000     $(577,000)     $1,073,000
Non-compete
 agreements              3 Years     315,000      (184,000)        131,000
                                  ----------       -------     -----------
                                  $1,965,000     $(761,000)     $1,204,000
                                  ==========    ===========     ==========

Amortization expense for the next five years is expected to be as follows:

     Year ending December 31,

     2008     $    623,000
     2009          497,000
     2010          250,000
     2011          133,000
     2012          133,000
                ----------
Total           $1,636,000
                ==========

The Company recognized amortization expense of $435,000 for both of the years ended December 31, 2007 and 2006.

  8.  PROPERTY  AND  EQUIPMENT:
--------------------------------
          Property  and  equipment  at  cost  ,  consists  of  the  following:

                                                    December 31,
                                               2007                2006
                                             ------              -------
Leasehold improvements                  $     206,000        $    132,000
Computer equipment                            429,000             279,000
Machinery and equipment                     1,384,000           1,326,000
Autos                                         101,000              60,000
Furniture and fixtures                        675,000             595,000
                                         ------------           ----------
                                            2,795,000           2,392,000
Accumulated depreciation and amortization  (2,104,000)         (1,978,000)
                                         ------------          -----------
                                        $     691,000        $    414,000
                                        =============        ============

The Company recognized depreciation and amortization expense of $126,000 and $131,000 for the years ended December 31, 2007 and 2006, respectively.

  9.  DEBT:
------------
     In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In December 2007, the interest rate calculation was amended. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility bear interest equal to a certain percentage depending on a matrix related to a financial covenant (as defined), plus the one-month LIBOR. At December 31, 2007 the interest rate was equal to the sum of 1.50% plus the one-month LIBOR (4.60% at December 31, 2007).Outstanding borrowings under the facility were $699,000 at December 31, 2007.

The  Company's  long-term  debt  obligations  are  as  follows:

December 31,
------------                                                                               2007                           2006
                                                                                           -----                          -----

Term  loan  agreement  collateralized  by  all  business  assets of the Company.
Payable in thirty (30) monthly payments of approximately $35,000. The loan bears interest  equal  to the one-month LIBOR rate (4.6% at December 31, 2007) plus an applicable  margin (1.15% at December 31, 2007), based on a matrix relating to a
financial  covenant,  as  defined.                                                      $   875,000                           -

Term  loan  agreement  collateralized  by  all  business  assets of the Company.
Payable  in  fifty-nine (59) monthly principal payments of approximately $60,000 and  a  sixtieth  payment of approximately $1,488,000 in 2010. In June 2007, the interest  rate calculation was amended. The loan now bears interest equal to the one-month  LIBOR  rate  (4.60%  at  December 31, 2007) plus an applicable margin
(1.15%  at December 31, 2007) based on a matrix relating to a financial covenant
(as  defined).  At December 31, 2006, the loan bore interest equal to the sum of
1.50%  plus  the  one-month  LIBOR  (5.3% at December 31, 2006.)                           3,155,000                    $3,869,000

Term  loan  agreement  collateralized  by  all  business  assets of the Company.
Payable  in  fifty-nine  (59)  monthly  payments  of approximately $54,000 and a sixtieth  (60th)  payment  of  approximately  $1,339,000 in 2013. The loan bears interest  equal to the one-month LIBOR rate (4.60% at December 31, 2007) plus an applicable  margin (1.50% at December 31, 2007), based on a matrix relating to a
financial  covenant,  as  defined.                                                          4,500,000                        -

Promissory  note  with the former shareholders of Tulip, collateralized by Tulip stock,  at  an  interest  rate of Prime (8.25% at December 31, 2006) plus 2.00%, payable  in  quarterly  principal installments of $100,000 through 2010. In June
2007,  the  Company  refinanced  the balance due on the Promissory note with its
primary  commercial  lender.                                                                    -                        1,350,000

Capitalized  lease  obligation  collateralized by certain machinery, interest at
8.6%,  payable  in  monthly  installments  of $870 through 2007.                                -                           10,000
                                                                                            ----------                 -----------

                                                                                            8,530,000                    5,229,000
Less:  current  portion                                                                     1,777,000                    1,124,000
                                                                                           -----------                 ------------
                                                                                           $6,753,000                   $4,105,000
                                                                                           ==========                  ===========

     Principal  payments  due  on  the  Company's long-term debt are as follows:

Year ending December 31,
     2008                 $ 1,777,000
     2009                   1,777,000
     2010                   2,404,000
     2011                     643,000
     2012 and thereafter    1,929,000
                         ------------
                          $ 8,530,000
                          ===========

  10.  STOCK-BASED COMPENSATION PLANS:
--------------------------------------
The Company has various stock-based compensation plans, which provide for the granting of nonqualified and incentive stock options, as well as restricted stock awards to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees, stock options and restricted stock awards, to acquire up to 1,891,000 common shares. Additionally, the plans authorize the granting to nonemployee directors of the Company options to acquire up to 125,000 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant and all options expire ten years after granted. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee with vesting ranging from one to ten years. Generally the awards vest based upon time-based conditions. Stock option exercises are funded through the issuance of the Company's common stock. Stock compensation expense for the years ended December 31, 2007 and 2006 was $180,000 and $210,000, respectively.


The  following  table  summarizes  activity  in  stock  options:

December 31,                    2007                            2006
---------------      ----------------------------     --------------------

                                          Average
                              Weighted-   Remaining               Weighted-
                              Average     Contractual             Average
                              Exercise    Term                    Exercise
                    Options   Price       (in years)   Options    Price
                    -------   -------     ----------  --------   ------
Outstanding at
 beginning of year   607,000    $3.03           5       615,000     $2.96


Granted                9,000     8.93          10         7,000      7.85

Forfeited             (1,000)    7.11           -        (2,000)     6.66

Exercised            (16,000)    1.92           -       (13,000)     1.55
                     --------   ------       ------   ---------   --------
Outstanding at end of
 year                 599,000    $3.15          4       607,000     $3.03
                      =======    =====        =====    ========    ======


Outstanding
 exercisable at end
 of year              590,000    $3.06          4       599,000    $2.97
                      =======    =====        ====      =======    ======

Weighted-average fair
 value of options granted
 during the year                 $3.82                             $4.31
                                 =====                            ======

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:
                         Options  Outstanding              Options  Exercisable
                   -------------------------------         ---------------------
                   Weighted-
                   average      Weighted-    Weighted-                Weighted-
                   Remaining    average      average                  average
   Range  of       Number       Contractual  Exercise    Number       Exercise
Exercise  Prices   Outstanding  Life         Price       Exercisable  Price
---------------   -----------  -----------  -------    -------------  -------
$  .60  -  $1.07     169,000     3.00         $1.06      169,000       $1.06
$ 1.26  -  $1.62      25,000     2.00         $1.34       25,000       $1.34
$ 1.92  -  $2.04     143,000     2.00         $1.92      143,000       $1.92
$ 2.40  -  $3.70       9,000     3.00         $3.42        9,000       $3.42
$ 4.51  -  $9.28     253,000     6.00         $5.41      244,000       $5.28
-------------------------------------------------------------------------------
$  .60  -  $9.28     599,000     4.00         $3.15      590,000       $3.06
===============================================================================

At December 31, 2007, 331,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights.

At December 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was $3,301,000. At December 31, 2006, the aggregate intrinsic value of options outstanding was $3,112,000 and the aggregate intrinsic value of options exercisable was $3,110,000. The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $108,000 and $129,000, respectively.

The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock option grants issued during the following periods were as follows:

December  31,                                  2007                    2006
-------------                                  -----                 -------

Dividend  Yield                                 -                        -

Expected  Volatility                    50.05%  to 51.19%     53.86%  to  55.52%

Risk-free  interest  rate                     5.00%            4.87%  to  5.21%

Expected  term  of  options (in years)        3.6                     5.5

Expected volatility assumptions utilized for 2007 and 2006 were based on the volatility of the Company's stock price for 3.6 years and 3 years, respectively, prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected term for 2007 was based on prior history of option activity. Expected term for 2006 was derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Bulletin No. 107 and represents the period of time that options are expected to be outstanding. Dividend yield is based on prior history of cash-dividends declared.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2007:

                            Number  of       Weighted-Average
                            Shares           Grant-Date  Fair  Value
                            ------           -----------------------

Nonvested  stock  options
 at  January  1,  2007       8,000               $4.31

Granted                      9,000                3.82

Vested                      (7,000)               4.40

Forfeited                   (1,000)               3.89
                            -----                 ----

Nonvested  stock  options
 at  December  31,  2007     9,000                $3.82
                             =====               ======

At December 31, 2007, there was approximately $17,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next six months.

During 2004, 294,000 shares of restricted stock were awarded to senior management under the 2003 Employee Stock Incentive Plan. These restricted stock awards may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these restricted stock awards is being amortized to compensation expense over the vesting period. The vesting period for 13,000 and 281,000 of these shares is three and ten years, respectively. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest and then amortized over the vesting period. The amount of compensation expense related to restricted stock awards in 2007 and 2006 was $154,000 and $176,000, respectively. As of December 31, 2007, the Company has unearned compensation of $1,010,000 associated with these awards. Also, in accordance with SFAS No. 123 (R), the account "unearned compensation" recorded pursuant to APB 25 was reversed and is now a component of "additional paid-in capital".

Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement No. 123 (R) requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows in the Statement of Cash Flows.

 11.  EMPLOYEE BENEFIT PLAN:
-----------------------------

     A profit sharing and incentive-savings plan provides benefits to certain employees who meet specified minimum service and age requirements. The plan provides for contributions by the Company equal to 1/2 of employee contributions (but not more than 2% of eligible compensation) and the Company may make additional contributions out of current or accumulated net earnings at the sole discretion of the Company's board of directors.


The Company contributed approximately $237,000 and $220,000 to the plan during the years ended December 31, 2007 and 2006, respectively.

  12.  INCOME TAXES:
--------------------

     The Company utilized net operating loss carryforwards to offset income taxes except for a $30,000 and $40,000 state income tax expense in Pennsylvania for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $21,000,000 and $7,500,000, respectively, at December 31, 2007. The net operating loss carryforwards expire through 2025. Approximately, $18,000,000 of federal net operating loss carry-forwards expire between 2010-2012.

     The Company recognized a $595,000 deferred tax expense for the year ended December 31, 2007. This expense was recorded since the Company's deferred tax liability relating to its goodwill is required to be separately stated on its financial statements apart from its deferred tax asset. The Company also recorded a deferred tax benefit of $595,000 by reducing its valuation allowance on its deferred tax asset. This was due to an increase in the Company's projected future profitability as well as an increase in the probability of attaining that profitability.

During the year ended December 31, 2006, the Company's deferred tax asset increased principally due to an income tax benefit relating to the exercise of stock options during the year. The reconciliation of income tax computed at the U.S. federal and state statutory tax rates to income tax expense is as follows:

December 31,                                        2007                   2006
                                                    ----                 ------
Tax at U.S. statutory rates                         34.0%                 34.0%
State taxes                                          7.0                   8.0
Utilization of net operating loss carryforward     (40.0)                (40.0)
                                                   -----                 -----
                                                     1.0%                  2.0%
                                                   ======                 =====
The deferred tax asset is comprised of the following:

December 31,                                           2007                2006
                                                ------------        -----------

Alternative minimum tax credit carryforward     $   573,000        $    573,000

Net operating loss and capital loss carryfowards
 (including pre-acquisition net operating loss
 carryforwards)                                   7,399,000           7,661,000

Temporary differences in bases of assets and liabilities:

  Accounts receivable and inventory                 176,000             254,000
  Accrued expenses                                  140,000             137,000
  Stock-based compensation                           36,000              77,000
  Goodwill                                              -              (442,000)
  Intangible assets                                 305,000             347,000
  Deferred revenue                                  157,000             188,000
  Property and equipment                            (53,000)            (67,000)
                                                 ----------           ---------
                                                    761,000             494,000

Total deferred tax asset                          8,733,000           8,728,000

Valuation allowances                             (6,030,000)         (6,678,000)
                                               -------------       ------------
Net deferred tax asset                           $2,703,000          $2,050,000
                                               ============          ==========
Deferred tax liability-goodwill                 $  (595,000)               -
                                                ============        ============

Deferred income taxes are included in the accompanying balance sheet as follows:

                                    2007                2006
                                   -----            ---------
Current asset                   $1,025,000          $ 717,000
Long-term asset                  1,678,000          1,333,000
Long-term liability               (595,000)             -
                                 ---------         ----------
                                $2,108,000         $2,050,000
                                ===========        ==========

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of adoption to the Company's consolidated financial position, results of operations or cash flows for the year ended December 31, 2007. The Company's policy is to recognize any interest expense and penalties related to potential income tax matters as a component of income tax expense.

 13.  SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:
--------------------------------------------------------------

     Sales to significant customers accounted for approximately 36% (14%, 12%, and 10%) and 45% (13%, 11%, 11% and 10%) of the Company's consolidated net sales for the years ended December 31, 2007 and 2006, respectively.

     Significant customers of the Company's Electronics Group accounted for approximately 71% (20%, 15%, 15%, 11%, 10%) and 61% (16%, 15%, 15% and 15%) of
the Electronics Group's net sales for the years ended December 31, 2007 and 2006, respectively.

Significant customers of the Company's Power Group accounted for approximately 26% (16% and 10%) and 36% (13%, 12% and 11%) of the Power Group's net sales for the years ended December 31, 2007 and 2006, respectively.

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

  14. LEASING ARRANGEMENTS:
---------------------------

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

Future minimum lease payments as of December 31, 2007 under all operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,
     2008                              $   759,000
     2009                                  628,000
     2010                                  531,000
     2011                                  506,000
     2012                                  507,000
     Thereafter                             80,000
                                       ------------
Total future minimum lease payments     $3,011,000
                                        ===========

Rent expense for operating leases was approximately $567,000 and $525,000 for the years ended December 31, 2007 and 2006, respectively.



15.  COMMITMENTS:
------------------

The Company entered into new employment agreements with its three executive officers, effective January 1, 2008, and also has employment agreements with seven other principal officers, for aggregate annual compensation of $2,190,000. All employment contracts are for a term of three years except for one two year contract with an executive officer of the Company. In addition, the three senior officers will be entitled to bonuses based on certain performance criteria, as defined, and the other seven officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $384,000 and $380,000 for the years ended December 31, 2007 and 2006, respectively.

  16.   BUSINESS SEGMENTS:
---------------------------

The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design, manufacture, and sale of electronic components and subsystems (the "Electronics Group"). Its Behlman subsidiary is engaged in the design, manufacture, and sale of commercial power units (the "Power Group"). On December 19, 2007, the Company completed the acquisition of ICS, effective December 31, 2007. ICS, which became part of the Company's Electronics Group, performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. Since the effective date of the acquisition was December 31, 2007, ICS was not included in the Company's statement of operations for the year ended December 31, 2007.

The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company's business segment information as of and for the years ended December 31, 2007 and 2006

Year ended December 31,                    2007                        2006
-----------------------                 --------                  -----------

Net sales:

Electronics Group:
  Domestic                               $15,503,000                $15,291,000
  Foreign                                  1,162,000                  1,031,000
                                        ------------               ------------
Total Electronics Group                   16,665,000                 16,322,000
                                        ------------               ------------
Power Group:
  Domestic                                 8,207,000                  8,170,000
  Foreign                                  1,013,000                    523,000
                                        ------------              -------------
Total Power Group                          9,220,000                  8,693,000
                                        ------------             --------------
Total net sales                          $25,885,000                $25,015,000
                                        ============             ==============

Income (expenses) from operations:
  Electronics Group                      $ 2,666,000                 $3,017,000
  Power Group                              1,232,000                    996,000
  General corporate expenses
    not allocated                         (1,451,000)                (1,469,000)
   Interest expense                         (332,000)                  (443,000)
   Investment and other income, net          497,000                    358,000
                                          ----------                 -----------
  Income before income tax provision     $ 2,612,000                 $2,459,000
                                         ===========                ===========

December 31,                                  2007                      2006
                                             ----                       -----
Assets:
  Electronics Group                      $10,504,000                $ 8,680,000
  Power Group                              5,668,000                  4,853,000
  General corporate assets not allocated  23,513,000                 17,952,000
                                        ------------                -----------
    TOTAL ASSETS                         $39,685,000                $31,215,000
                                       =============               ============
Depreciation and amortization:
  Electronics Group                     $    543,000                  $ 544,000
  Power Group                                 18,000                     22,000
  Corporate                                   14,000                     40,000
                                         ------------                ----------
  TOTAL DEPRECIATION AND AMORTIZATION   $    575,000                  $ 606,000
                                        =============               ===========

17.     NET INCOME PER COMMON SHARE:
------------------------------------
The following table sets forth the computation of basic and diluted net income per common share:

Year Ended December 31,                           2007                    2006
                                                 ------                  -------

Denominator:
  Denominator for basic net income per share -
  weighted-average common shares                4,404,000              4,302,000

Effect of dilutive securities:
  Unearned portion of restricted stock awards      47,000                101,000
  Employee and director stock options             229,000                235,000
                                               ----------               --------
Dilutive potential common shares                  276,000                336,000

Denominator for diluted net income
 per share - weighted-average common
 shares and assumed conversions                 4,680,000              4,638,000
                                               ==========            ===========

The numerator for basic and diluted net income per share for the years ended December 31, 2007 and 2006 is the net income for each year.

Stock options totaling 15,000 and 6,000 shares were outstanding during the years ended December 31, 2007 and 2006, but were not included in the computation of earnings per share. The inclusion of these instruments would have been antidilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the period.

 18.   RELATED PARTY TRANSACTION:
----------------------------------

Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For the years ended December 31, 2007 and 2006, the total amount paid under this lease was approximately $113,000 and $111,000, respectively.

------
                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  31,  2008                    By:  /s/  Dennis  Sunshine
                                                 ---------------------
                                                Dennis  Sunshine,  President
                                                and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                      TITLE                                DATE
     ---------                       -----                                ----

/s/ Dennis Sunshine    President, Chief Executive Officer
-------------------    and Director(Principal Executive Officer)  March 31, 2008
Dennis Sunshine


 /s/ Mitchell Binder   Executive Vice President, Chief
--------------------   Financial Officer, and
Mitchell Binder        Director (Principal Financial
                       and Accounting Officer)                    March 31, 2008

 /s/ Bruce Reissman    Executive Vice President,
-------------------    Chief Operating Officer and
Bruce Reissman         Director                                   March 31, 2008

/s/ Fredric Gruder
-------------------
Fredric Gruder                 Director                           March 31, 2008

 /s/ Bernard Karcinell
----------------------
Bernard Karcinell              Director                           March 31, 2008

 /s/ Lee Feinberg
-----------------
Lee Feinberg                   Director                           March 31, 2008

 /s/ Sohail Malad
-----------------
Sohail Malad                   Director                           March 31, 2008

 /s/ Robert Mitzman
-------------------
Robert Mitzman                 Director                           March 31, 2008