Form 10-Q
period 2008-03-31
ORBIT INTERNATIONAL CORP
filed 2008-05-15
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2008

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

The number of shares outstanding of registrant's Common Stock, par value $.10, as of May 10, 2008 was 4,723,753.
                             ---------



                                     INDEX

                                                                       Page No.
                                                                       --------

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  -
     March  31,  2008(unaudited)  and  December  31,  2007                 3-4

     Condensed  Consolidated  Statement  of  Operations
     for  the  Three  Months  Ended
     March  31,  2008  and  2007(unaudited)                                 5

     Condensed  Consolidated  Statement  of  Cash  Flows  for  the
     Three  Months  Ended  March  31,  2008  and  2007(unaudited)           6

     Notes  to  Condensed  Consolidated Financial Statements(unaudited)   7-15

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                             16-24

     Item  3.  -  Quantitative  and  Qualitative  Disclosures
     About  Market  Risk                                                   24

     Item  4T.  -  Controls  and  Procedures                               24

Part  II.     Other  Information

     Item  6  -  Exhibits                                                  25

     Signatures                                                            26

     Exhibits                                                            27-32




                         PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                            March 31,         December 31,
                                                              2008               2007
                                                          -------------      ------------
                                                           (unaudited)
ASSETS
---------------------------
Current assets:
Cash and cash equivalents                                $   1,920,000         $ 3,576,000
Investments in marketable securities                         3,966,000           3,997,000
Accounts receivable (less allowance for
 doubtful accounts of $145,000)                              4,833,000           4,561,000
Inventories                                                 11,040,000          10,453,000
Costs and estimated earnings in excess
 of billings on uncompleted contracts                          539,000             136,000
Deferred tax asset                                           1,025,000           1,025,000
Other current assets                                           214,000             331,000
                                                         -------------         -----------

    Total current assets                                    23,537,000          24,079,000

Property and equipment, net                                    660,000             691,000

Goodwill                                                     9,725,000           9,634,000

Intangible assets, net                                       2,793,000           2,969,000

Deferred tax asset                                           1,744,000           1,678,000

Other assets                                                   633,000             634,000
                                                         -------------         -----------


    TOTAL ASSETS                                         $  39,092,000         $39,685,000
                                                          ============         ===========


See accompanying notes

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (continued)

                                                            March 31,         December 31,
                                                              2008                2007
                                                            ---------         -----------
                                                           (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
Current liabilities:

Current portion of long-term obligations                 $   1,777,000         $ 1,777,000
Note payable - bank                                            427,000             699,000
Accounts payable                                             1,179,000           1,384,000
Income taxes payable                                           162,000             162,000
Accrued expenses                                             1,131,000           1,395,000
Customer advances                                              616,000             163,000
Deferred income                                                332,000             332,000
                                                        --------------         ------------

    Total current liabilities                                5,624,000           5,912,000

Deferred tax liability                                         656,000             595,000

Deferred income                                                321,000             342,000

Long-term obligations, net of current
 maturities                                                  6,362,000           6,753,000
                                                        --------------          -----------

    Total liabilities                                       12,963,000          13,602,000
                                                        --------------  -       -----------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
 authorized, 4,724,000 shares issued
  and outstanding                                              472,000             472,000
Additional paid-in capital                                  20,809,000          20,766,000
Accumulated other comprehensive loss, net of tax               (41,000)            (33,000)
Retained earnings                                            4,889,000           4,878,000
                                                        --------------          ----------

Total stockholders' equity                                  26,129,000          26,083,000
                                                         -------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   39,092,000       $  39,685,000
                                                        ==============       ==============



See accompanying notes


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                Three Months Ended
                                     March 31,
                               2008            2007
                               ----             ----
Net sales                $  6,610,000   $  6,220,000

Cost of sales               3,975,000      3,475,000
                         -------------  -------------

Gross profit                2,635,000      2,745,000
                         -------------  -------------

Selling, general and
 administrative
  expenses                  2,618,000      2,221,000
Interest expense              102,000         95,000
Investment and
 other income, net        (    96,000)   (   129,000)
                         -------------  -------------

Income before provision
 for income taxes              11,000        558,000

Provision for income
 taxes                            -           10,000
                         -------------  -------------

NET INCOME               $     11,000   $    548,000
                         =============  ============

Net income per
common share:


        Basic            $      .00      $     .13
        Diluted          $      .00      $     .12

See accompanying notes



                       ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                      2008        2007
                                                ----------   ----------
Cash flows from operating activities:
Net income                                     $    11,000   $ 548,000
Adjustments to reconcile net income
 to net cash used in operating activities:

Share-based compensation expense                    43,000      50,000
Amortization of intangible assets                  176,000     109,000
Depreciation and amortization                       50,000      30,000
Gain on sale of marketable securities                    -      (8,000)
Bond premium amortization                            3,000       4,000
Deferred income                                    (21,000)    (21,000)

Changes in operating assets and liabilities:
Accounts receivable, net                          (272,000)   (101,000)
Costs and earnings in excess of billings on
 uncompleted contracts                            (403,000)          -
Inventories                                       (587,000)   (453,000)
Other current assets                                75,000     (18,000)
Other assets                                         1,000      (2,000)
Accounts payable                                  (205,000)    276,000
Accrued expenses                                  (264,000)   (169,000)
Customer advances                                  453,000    (269,000)
                                                ------------  ----------

Net cash used in operating activities             (940,000)    (24,000)

Cash flows from investing activities:

Additional ICS acquisition costs                   (49,000)          -
Purchases of property and equipment                (19,000)    (23,000)
Sale of marketable securities                      276,000     320,000
Purchase of marketable securities                 (261,000)   (848,000)
                                                ------------  ----------

Net cash used in investing activities              (53,000)   (551,000)

Cash flows from financing activities:

Proceeds from issuance of long-term debt           427,000           -
Repayments of long-term debt                    (1,090,000)   (332,000)
                                                ----------    ----------

Net cash used in financing activities           (  663,000)   (332,000)
                                                ----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (1,656,000)   (907,000)

Cash and cash equivalents - January 1            3,576,000   3,935,000
                                                ----------  -----------

CASH AND CASH EQUIVALENTS - March 31          $  1,920,000  $3,028,000
                                              ============  ==========

Supplemental cash flow information:

Cash paid for interest                         $   103,000    $ 100,000

See accompanying notes



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(NOTE 1) - Basis of Presentation and Summary of Significant Accounting Policies:
 ------    ---------------------------------------------------------------------


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

     The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2008.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 2007 contained in the Company's Annual Report on Form 10-K.

     The Company recognizes a substantial portion of its revenue upon delivery of product, however, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period. Assets related to these contracts are included in current assets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

     At March 31, 2008, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally, the awards vest based upon time-based conditions. Stock compensation expense for the three months ended March 31, 2008 and 2007 was $43,000 and $50,000, respectively.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. There were no stock option grants during the three months ended March 31, 2007. The assumptions used for stock grants issued during the following periods were as follows:

                                                Three  Months  Ended
                                                    March  31,
                                           2008                  2007
                                           ----                  ----
Expected  Volatility                      49.16%                  -
Risk-free  interest  rate                  3.70%                  -
Expected  life  of  options  (in  years)   3.6                    -
Dividend  Yield                             -                     -
                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     Expected volatility assumptions utilized for 2008 were based on the volatility of the Company's stock price for 3.6 years prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2008 was based on prior history of option activity. Dividend yield is based on prior history of cash dividends declared.

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period. The share based expense for these awards was determined based on the market price of the Company' stock at the date of grant applied to the total number of shares that were anticipated to vest. As of March 31, 2008, the Company has unearned compensation of $973,000 associated with these awards.

     Stock option activity during the three months ended March 31, 2008, under all stock option plans is as follows:

                                                      Average
                                      Weighted        Remaining
                                      Average         Contractual
                       Number  of     Exercise        Term
                       Shares         Price          (in  years)
                       ------         -----           -----------
Options  outstanding,
 January  1,  2008       599,000       $3.15              4

Granted                    3,000        8.50             10

Forfeited                 (2,000)       9.07              -

Exercised                    -           -                -
                        -------        -----            ----

Options  outstanding,
 March  31,  2008        600,000       $3.15              4
                         =======       =====              =

Outstanding  exercisable
 at  March  31,  2008    590,000       $3.05              4
                         =======       =====              =

     At March 31, 2008 the aggregate intrinsic value of options outstanding and exercisable was $3,004,000.

     The following table summarizes the Company's nonvested stock option activity for the three months ended March 31, 2008:

                           Number of     Weighted-Average
                           Shares     Grant-Date  Fair  Value
                           ------     -----------------------

Nonvested  stock  options
 at  January  1,  2008      9,000           $3.82

Granted                     3,000            3.43

Vested                       -                 -

Forfeited                  (2,000            3.92
                           -------           ----

Nonvested  stock  options
 at  March  31,  2008      10,000           $3.71
                           ======           =====

                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     At March 31, 2008, there was approximately $11,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next eleven months.

     The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"("SFAS No. 157"), on January 1, 2008. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 also establishes a fair value hierarchy that is used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories: Level 1-Quoted market prices in active markets for identical assets or liabilities; Level 2-Observable market based inputs or unobservable inputs that are corroborated by market data; and Level 3-Unobservable inputs reflecting the reporting entity's own assumptions.

     The Company's only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets.

     On January 1, 2008 the Company adopted SFAS No. 159,"The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115("SFAS No. 159"). The statement permits entities to choose to measure financial assets and liabilities at fair value. SFAS No 159 became effective for fiscal years beginning after November 15, 2007. The Company has elected not to implement the fair value option with respect to any additional financial instruments(other than those previously required under other GAAP rules or standards); therefore, the adoption of SFAS No. 159 had no impact on the Company's financial position or result of operations.

     The Company had $2,275,000 invested in Auction Market Securities at March 31, 2008, which are included in Investments in Marketable Securities on the Company's Balance Sheet. Failed auctions have created liquidity issues for investors. However, the Company redeemed $500,000 of its auction market securities at par in April 2008. All interest payments relating to these securities are current

(Note  2)  -  Acquisition
---------     -----------

     On December 19, 2007, the Company acquired all of the issued and outstanding stock of Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems, Inc. ("ICS"). The reasons for the acquisition were the expansion of both customer and product bases, cross-marketing opportunities and the accretion to earnings. The acquisition was effective December 31, 2007. The total transaction value was approximately $6,650,000 consisting of $5,400,000 in cash, of which $4,500,000 was funded by a term loan, approximately 120,000 shares of Orbit stock valued at approximately $1,000,000 (based on the volume weighted average closing price of the Company's common stock for the twenty consecutive trading days ending

                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

December 14, 2007), and approximately $250,000 of direct costs related to the purchase of ICS. Additionally, there is a contingent earn out of $1,000,000 payable over the next three years based on ICS's ability to attain certain revenue levels over the three years. The ICS acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007. The operating results of ICS are included in the consolidated financial statements for the three months ended March 31, 2008, since the acquisition was effective December 31, 2007.

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



Tangible assets and liabilities:
Cash                                       $1,942,000
Accounts receivable                           579,000
Inventory                                     352,000
Other current assets                          273,000
Property and equipment                        260,000
Other long term assets                         11,000
Accounts payable                             (111,000)
Note payable                               (1,997,000)
Accrued expenses                              (73,000)
Income tax payable                           (132,000)
Deferred income                              (247,000)
                                           -----------

Total net tangible assets and liabilities     857,000

Amortizable intangible assets:
Customer relationships                      2,000,000
Non-compete agreement                         100,000
Contract backlog                              100,000
                                          -----------

Total amortizable intangible assets         2,200,000

Goodwill                                    3,590,000
                                            ---------

Total purchase price                       $6,647,000
                                           ==========
                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     The following summarized pro forma financial information presents the combined results of the Company as if the ICS acquisition had occurred as of January 1, 2007. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition, elimination of intercompany sales and purchases, recalculation of bonuses due to adjustments to net income, adjustment to income taxes payable, and reversal of interest expense incurred by ICS have been made to the pro forma combined results of operations for the three months ended March 31, 2007. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the period presented nor does it purport to represent the results of operations for future periods.

                               Three Months Ended
                                   March 31,
                                      2007
                         (Pro forma and Unaudited)
                         -------------------------

    Net  Sales                       $7,709,000
    ----------                       ==========

    Net  Income                        873,000
    -----------                        =======

    Basic  earnings  per  share         0.20
    ---------------------------         ====

    Diluted  earnings  per  share       0.18
    ----------------------------        ====


(NOTE  3)  -  Financing  Arrangements:
--------      -----------------------

     In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In December 2007, the interest rate was amended. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to a certain percentage depending on a matrix related to a certain financial covenant, as defined, plus the one-month London Inter-bank offer rate (LIBOR) (2.70% at March 31, 2008). Outstanding borrowings under the facility were $427,000 at March 31, 2008.

     In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip. The Term Loan has fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of approximately $1,488,000 in 2010. In December 2007, the interest rate was amended and the loan currently bears interest equal to an applicable margin based on a matrix related to a certain financial covenant, as defined, plus the one-month LIBOR. The loan's unpaid balance at March 31, 2008 was $2,976,000.
                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (5.25% at March 31, 2008) plus 2.00%. Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of the new loan, monthly payments of $35,000 will be made over a thirty-month period, which commenced August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR. In December 2007 the interest rate was amended to equal an applicable margin based on a matrix related to a certain financial covenant, as defined, plus the one-month LIBOR. The loan's unpaid balance at March 31, 2008 was $770,000.

     In December 2007, the Company entered into a five year $4,500,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of ICS. The term loan has fifty-nine (59) monthly payments of approximately $54,000 and a sixtieth (60th) payment of approximately $1,339,000. The loan bears interest equal to the one-month LIBOR rate, plus an applicable margin based on a matrix related to a certain financial covenant, as defined. The loan's unpaid balance at March 31, 2008 was $4,393,000.

(NOTE 4) - Net Income Per Share:
 ------    --------------------

     The following table sets forth the computation of basic and diluted net income per common share:

                                               Three Months Ended
                                                   March 31,
                                           2008                 2007
                                           ----                 ----
Denominator:
     Denominator  for  basic
     net  income  per  share  -
     weighted-average  common
     shares                              4,527,000         4,307,000
Effect  of  dilutive  securities:
     Employee  and  directors
     stock  options                        227,000           225,000
     Unearned  portion  of  restricted
     stock  awards                          53,000           102,000
                                         ---------        ----------
     Denominator  for  diluted
     net  income  per  share  -
     weighted-average  common
     shares  and  assumed
     conversion                          4,807,000         4,634,000
                                         =========         =========

     The numerator for basic and diluted net income per share for three month periods ended March 31, 2008 and 2007 is net income.


                                                                     (continued)
                  (ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     Options to purchase 14,000 and 6,000 shares of common stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective period.

     Approximately 197,000 and 281,000 shares of common stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  5)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 6) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                             March 31,              December 31,
                               2008                      2007
                               ----                      ----

Raw Materials             $ 6,514,000               $ 6,146,000
Work-in-process             3,864,000                 3,639,000
Finished goods                662,000                   668,000
                          -----------               -----------
     TOTAL                $11,040,000               $10,453,000
                          ===========               ===========



NOTE 7) - Comprehensive Income:
------    --------------------

     For the three months ended March 31, 2008 and 2007, total comprehensive income, net of tax was $3,000 and $539,000, respectively. Comprehensive income consists of net income and unrealized gains and losses on marketable securities.

(NOTE 8) - Business Segments:
--------   -----------------

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and Tulip and ICS Subsidiaries. The Orbit Instrument Division and Tulip are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display. The results of operations for the three months ended March 31, 2008 include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.

                                                                     (continued)

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

     The following is the Company's business segment information for the three month periods ended March 31, 2008 and 2007:

                                    Three Months Ended
                                       March 31,
                                  2008               2007
                                  ----              ----
Net sales:
     Electronics
     Domestic                  $ 3,997,000      $ 3,901,000
     Foreign                       344,000          299,000
                                 ---------       ----------
     Total Electronics           4,341,000        4,200,000

     Power Units
          Domestic               1,820,000        1,855,000
          Foreign                  449,000          165,000
                                 ---------     ------------

     Total Power Units           2,269,000        2,020,000
                                 ---------     ------------


          Total                $ 6,610,000      $ 6,220,000
                               ===========       ==========

Income from operations:
     Electronics               $   108,000      $   759,000
     Power Units                   223,000          111,000
General corporate
     expenses not
     allocated                    (314,000)        (346,000)
Interest expense                  (102,000)         (95,000)
Investment and other
     income                         96,000          129,000
                               -----------      -----------
Income before
     income taxes              $    11,000      $   558,000
                               ===========      ===========

(NOTE 9) - Goodwill and Other Intangible Assets:
--------   -------------------------------------

     The Company applies SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The increase in goodwill of $91,000 during the three months ended March 31, 2008 was due to additional acquisition costs and a working capital adjustment.

     At March 31, 2008, the Company's intangible assets other than goodwill consist of the following:

                       Estimated      Gross           Net
                         Useful      Carrying      Accumulated      Carrying
                          Life        Value        Amortization       Value
                         ----         -----          ------------     -----
Customer relationships   15 Years    $2,000,000     $(   33,000)   $1,967,000
Contract backlog        1-5 Years     1,750,000      (1,015,000)      735,000
Non-compete
 agreements               3 Years       415,000      (  324,000)       91,000
                                         -------      ---------    ----------
                                     $4,165,000     $(1,372,000)   $2,793,000
                                     ==========     ============   ==========

                                                                     (continued)
                  (ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

Amortization expense for the remainder of 2008 and for the next five years is expected to be as follows:

                       2008            $  447,000
                       2009               497,000
                       2010               250,000
                       2011               133,000
                       2012               133,000
                       2013               133,000
                                          -------

                       Total           $1,593,000
                                       ==========

The Company recognized amortization expense of $176,000 and $109,000 for the three months ended March 31, 2008 and 2007, respectively.

(NOTE  10)  -  Income  Taxes
----------     -------------

     For the three months ended March 31, 2008 and 2007, the Company utilized net operating loss carryforwards to offset income taxes except for a $10,000 state income tax expense in Pennsylvania in 2007.

     The Company recognized a $61,000 deferred tax expense for the three months ended March 31, 2008. This expense was recorded since the Company's deferred tax liability relating to its goodwill is required to be separately stated on its financial statements apart from its deferred tax asset. Also, during the three months ended March 31, 2008, the Company recorded a deferred tax benefit of $61,000 by reducing its valuation allowance on its deferred tax asset. This was due to an increase in the Company's projected future profitability as well as an increase in the probability of attaining that profitability. The Company also recorded a $5,000 increase in its deferred tax asset due to the tax benefit associated with its unrealized holding loss on marketable securities.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of FIN 48 to the Company's consolidated financial position, results of operations or cash flows for the three month periods ending March 31, 2008 and 2007.

(NOTE  11)  -  Related  Party  Transactions
----------     ----------------------------

     Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For the three months ending March 31, 2008 and 2007, the total amount paid under this lease was approximately $28,000.

Item 2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Executive  Overview
-------------------

     The results of operations for the three months ended March 31, 2008 include the results of ICS which was acquired effective December 31, 2007. The Company recorded a decrease in operating results for the three months ended March 31, 2008 despite an increase in sales. Net sales increased by 6.3% for the quarter but exclusive of ICS, net sales would have decreased by 13.0%. Due to lower gross margins, higher selling, general and administrative expenses, slightly higher interest expense and decreased investment and other income during the current period, the Company recorded net income of $11,000 for the three months ended March 31, 2008, a decrease of 98% compared to net income for the three months ended March 31, 2007. Our backlog at March 31, 2008 was approximately $13,700,000 compared to $16,300,000 at March 31, 2007. However, the Company expects increased bookings in the coming months. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect much improved operating results in the next three quarters and in particular, the second half of 2008. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.2 to 1 current ratio at March 31, 2008. We currently have a $3,000,000 credit facility in place and the Company is currently exploring acquisition opportunities that are comparable with our existing operations. We also have several financing alternatives available to us, if needed, in order to fund any potential acquisitions.

Critical  Accounting  Policies
------------------------------

     The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset, goodwill impairment, valuation of share-based compensation and revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

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

Deferred  tax  asset
--------------------

     At March 31, 2008, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $21,000,000 and $7,500,000, respectively, that expire through 2025. Approximately, $17,000,000 of Federal net operating loss carry-forwards expire between 2010-2012. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly. Due to the Company's improved record of continued profitability, the acquisition of ICS, and the unprecedented amount of new opportunities in the prototype and preproduction stage. At March 31, 2008, the Company increased its projection for profitability for future periods and increased its estimate of probability that it will attain those profit levels; thereby reducing its valuation allowance on its deferred tax asset.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets including goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets not previously recorded. The Company applies Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the costs of certain intangible assets are no longer subject to amortization. These costs are reviewed for potential impairment on an annual basis. During the first quarter of 2008, the Company determined that there was no impairment to its goodwill and other intangible assets

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $43,000 for the three months ended March 31, 2008. The estimated fair value of stock options granted were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

Revenue  and  Cost  Recognition
-------------------------------

     Revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed in production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period. Assets related to these contracts are included in current assets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

Results of Operations
---------------------

Three month period ended March 31, 2008 vs. March 31, 2007
----------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems and its ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (the "Electronic's Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group"). The results of operations for the three months ended March 31, 2008, include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.

     Consolidated net sales for the three month period ended March 31, 2008 increased by 6.3% to $6,610,000 from $6,220,000 for the three month period ended March 31, 2007 principally due to the inclusion of ICS in the current period and increased sales from the Power Group. Sales recorded by ICS for the current three month period were $1,201,000. Exclusive of ICS sales, consolidated net sales decreased by 13.0%. Net sales from the Electronics Group increased by 3.4%, due to the inclusion of ICS in the current period and despite lower sales from the Orbit Instrument Division and Tulip. Lower sales from the Orbit Instrument Division resulted from a customer's delivery issue beyond our control that should be corrected no later than year-end. Sales from the Power Group increased by 12.3% from the prior year.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2008 decreased to 39.9% from 44.1% for the three month period ended March 31, 2007. This decrease resulted from a lower gross profit from the Company's Electronics Group due to a decrease in sales from both the Orbit Instrument Division and Tulip and despite a higher gross profit from the Power Group principally due to increased sales and to product mix.

     Selling, general and administrative expenses increased by 17.8% to $2,618,000 for the three month period ended March 31, 2008 from $2,221,000 for the three month period ended March 31, 2007 principally due to the inclusion of ICS's selling, general and administrative costs of $432,000 in the current period. Selling, general and administrative expenses, as a percentage of net sales, for the three month period ended March 31, 2008 increased to 39.6% from 35.7% for the three month period ended March 31, 2007 principally due to an increase in costs without a commensurate increase in sales.

Interest expense for the three months ended March 31, 2008 increased to $102,000 from $95,000 for the three months ended March 31, 2007 due to an increase in the amounts owed to lenders in the current period related to new debt incurred to fund the acquisition of ICS and despite a reduction in interest rates.

     Investment and other income for the three month period ended March 31, 2008 decreased to $96,000 from $129,000 for the three-month period ended March 31, 2007 principally due to a decrease in the amounts invested during the current period and to a decrease in interest rates.

     Income before income tax provision was $11,000 for the three months ended March 31, 2008 compared to $558,000 for the three months ended March 31, 2007. The decrease in income was principally due to the decrease in sales from both the Orbit Instrument Division and Tulip, a decrease in gross profit, an increase in selling, general and administrative expenses, a slight increase in interest expense and the decrease in investment and other income and despite the increase in consolidated net sales.

There was no income tax provision for the three months ended March 31, 2008 compared to $10,000 for the three months ended March 31, 2007 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended March 31, 2008 was $11,000 compared to $548,000 for the three months ended March 31, 2007, a decrease of 98.0%.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended March 31, 2008 decreased by 57.2% to $339,000 from $792,000 for three months ended March 31, 2007. Listed below is the EBITDA reconciliation to net income:


                                          Three  months  ended
                                              March  31,
                                              ----------
                                     2008                     2007
                                     ----                     ----

Net  income                        $11,000                 $548,000
Interest  expense                  102,000                   95,000
Income  tax  expense                     0                   10,000
Depreciation  and  amortization    226,000                  139,000
                                   -------                  -------
EBITDA                            $339,000                 $792,000
                                  ========                 ========

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

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital decreased to $17,913,000 at March 31, 2008 compared to $18,167,000 at December 31, 2007. The ratio of current assets to current liabilities was 4.2 to 1 at March 31, 2008 compared to 4.1 to 1 at December 31, 2007.

Net cash used in operations for the three month period ended March 31, 2008 was $940,000, primarily attributable to an increase in accounts receivable, inventory and costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in accounts payable and accrued expenses and despite the non cash amortization of intangible assets and the increase in customer advances. Net cash used in operations for the three month period ended March
31, 2007 was $24,000, primarily attributable to the increase in accounts receivable and inventories, the decrease in accrued expenses and customer advances that was partially offset by net income for the period, the non-cash amortization of intangible assets and an increase in accounts payable.

Cash flows used in investing activities for the three month period ended March 31, 2008 was $53,000, primarily attributable to the purchase of marketable securities, property and equipment and additional costs associated with the ICS acquisition that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the three month period ended March 31, 2007 was $551,000, primarily attributable to the net purchases of marketable securities and property and equipment.

     Cash flows used in financing activities for the three month period ended March 31, 2008 was $663,000, primarily attributable to the repayment of long term debt that was partially offset from loan proceeds from the Company's line of credit. Cash flows used in financing activities for the three month period ended March 31, 2007 was $332,000, attributable to the repayment of long term debt.

In June 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In December 2007, the Company entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS. In connection with the new Term Loan entered into in December 2007, the interest rates on both Term Loan Agreements and the credit facility were amended to equal a certain percentage depending on a matrix related to a certain financial covenant plus the one month LIBOR. At March 31, 2008, the interest rate was equal to the sum of 1.50% plus the one-month LIBOR (2.70% at March 31, 2008). The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (7.25% at December 31, 2007). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period along with accrued interest at a rate, depending on a matrix related to a certain financial covenant(1.50% at March 31, 2008), as defined, plus the one-month LIBOR.

     The Company's contractual obligations and commitments are summarized as follows:


                                Less  than      1-2        3-5          After
                    Total       One  Year      Years      Years       5  Years
                    -----       ----------    ------      ------      ---------
Long-term  debt    $8,139,000   $1,777,000   $3,898,000  $2,464,000       -

Note  Payable         427,000      427,000         -           -          -

Employment
 Contracts          5,486,000    2,095,000    3,391,000        -          -

Operating  leases   2,848,000      760,000    1,122,000     966,000       -
                    ---------      -------    ---------  ----------   ------

Total  contractual
Obligations       $16,900,000   $5,059,000   $8,411,000  $3,430,000       -
                  ===========   ==========   ==========  ==========   ======


     The Company's existing capital resources, including its bank credit facilities and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future. The Company had $2,275,000 invested in Auction Market Securities at March 31, 2008. Failed auctions have created liquidity issues for investors. However, the Company was able to redeem $500,000 of its auction market securities at par in April 2008. The Company expects further redemptions in the future months and does not anticipate any cash needs that would require the Company to seek redemptions at less than par.

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

Item  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

     See Part II, Item 6A "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of the Company's exposure to market risk. There have been no material changes to the Company's market risk exposures since December 31, 2007.

Item  4T.     CONTROLS  AND  PROCEDURES

Disclosure  Controls  and  Procedures

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the " Exchange Act ")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) to ensure that information required to be disclosed by the Company in the reports that it submits under the Exchange Act is accumulated and communicated to its management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal  Control  over  Financial  reporting

     There has been no changes to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II- OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None

ITEM 1A. RISK FACTORS-THERE HAVE BEEN NO MATERIAL CHANGES TO THE REGISTRANT'S RISK FACTORS.

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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                           Registrant


Dated:     May 15, 2008    /s/ Dennis Sunshine
                           -------------------
                           Dennis Sunshine, President,
                           Chief Executive Officer and
                           Director



Dated:     May 15, 2008    /s/Mitchell Binder
                           ------------------
                           Mitchell Binder, Executive
                           Vice President, Chief
                           Financial Officer
                           and Director