Form 10-Q
period 2008-06-30
ORBIT INTERNATIONAL CORP
filed 2008-08-14
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2008

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

The number of shares outstanding of registrant's Common Stock, par value $.10, as of August 8, 2008 was 4,750,091.
                               ---------


                                                INDEX


                                                                                              Page No.
                                                                                               ---------
Part I.    Financial Information:

           Item 1 - Financial Statements:

           Condensed Consolidated Balance Sheet -
           June 30, 2008(unaudited) and December 31, 2007                                         3-4

           Condensed Consolidated Statement of Operations
           for the Six and Three Months Ended
           June 30, 2008 and 2007 (unaudited)                                                      5

           Condensed Consolidated Statement of Cash Flows
           for the Six Months Ended June 30, 2008 and 2007 (unaudited)                             6

           Notes to Condensed Consolidated Financial Statements (unaudited)                       7-16

           Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                          17-27

           Item 3. - Quantitative and Qualitative Disclosures
                     About Market Risk                                                             27

           Item 4T. - Controls and Procedures                                                      27

Part II.   Other Information:

           Item 4 - Submission of Matters to a Vote of Security Holders                            28

           Item 6 - Exhibits                                                                       28

           Signatures                                                                              29

           Exhibits                                                                               30-35



                                PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET


                                                           June 30,     December 31,
                                                             2008          2007
                                                           --------    -------------
                                                         (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                             $ 2,171,000  $ 3,576,000
    Investments in marketable securities                    3,102,000    3,997,000
    Accounts receivable (less allowance for
     doubtful accounts of $145,000)                         3,561,000    4,561,000
    Inventories                                            11,750,000   10,453,000
    Costs and estimated earnings in excess
     of billings on uncompleted contracts                     644,000      136,000
    Deferred tax asset                                        987,000    1,025,000
    Other current assets                                      167,000      331,000
                                                          -----------  -----------

                             Total current assets          22,382,000   24,079,000

Property and equipment, net                                   637,000      691,000

Goodwill                                                    9,732,000    9,634,000

Intangible assets, net                                      2,645,000    2,969,000

Deferred tax asset                                          1,833,000    1,678,000

Other assets                                                  632,000      634,000
                                                           ----------   ----------

                             TOTAL ASSETS                 $37,861,000  $39,685,000
                                                          ===========  ===========










See accompanying notes.




                                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                        (continued)


                                                            June 30,     December 31,
                                                              2008          2007
                                                         -----------    -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
Current liabilities:
   Current portion of long-term obligations             $ 1,777,000   $ 1,777,000
   Note payable - bank                                      100,000       699,000
   Accounts payable                                       1,205,000     1,384,000
   Income taxes payable                                       7,000       162,000
   Accrued expenses                                       1,227,000     1,395,000
   Customer advances                                        576,000       163,000
   Deferred income                                          143,000       332,000
                                                       ------------  ------------

  Total current liabilities                               5,035,000     5,912,000

Deferred tax liability                                      715,000       595,000

Deferred income                                             299,000       342,000

Long-term obligations, net of current
 maturities                                               5,918,000     6,753,000
                                                         -----------   ----------

    Total liabilities                                    11,967,000    13,602,000
                                                        ------------  -----------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
 authorized, 4,750,000 and 4,724,000 shares issued
 and outstanding at 2008 and 2007, respectively            475,000        472,000
Additional paid-in capital                              20,860,000     20,766,000
Accumulated other comprehensive loss, net of tax           (24,000)       (33,000)
Retained earnings                                        4,583,000      4,878,000
                                                       -----------   ------------

  Total stockholders' equity                            25,894,000     26,083,000
                                                       -----------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 37,861,000    $39,685,000
                                                      ============    ===========






                                                  See accompanying notes.





                                       ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (unaudited)




                                                       Six Months Ended                        Three Months Ended
                                                            June 30,                                June 30,
                                                  2008                   2007               2008                2007
                                                -------                 ------             -----               ------
Net sales                                    $12,483,000              $12,374,000       $5,873,000           $6,154,000

Cost of sales                                  7,518,000                6,913,000        3,543,000            3,438,000
                                              -----------             -----------       -----------           ---------

Gross profit                                   4,965,000                5,461,000        2,330,000            2,716,000
                                              -----------             -----------       -----------           ---------

Selling, general and
 administrative
  expenses                                     5,249,000                4,459,000        2,631,000            2,238,000
Interest expense                                 182,000                  182,000           80,000               87,000
Investment and
 other income, net                              (178,000)               ( 255,000)        ( 82,000)            (126,000)
                                              ----------               -----------      -----------          -----------
(Loss) income before
 provision for
  income taxes                                  (288,000)               1,075,000         (299,000)             517,000

Provision for
  income taxes                                     7,000                   25,000            7,000               15,000
                                              ----------                ---------        ---------            ----------

NET(LOSS) INCOME                               $(295,000)              $1,050,000        $(306,000)            $502,000
                                               =========               ==========        =========             =========

Net (loss) income per
common share:


     Basic                                     $   (.07)               $  .24            $ (.07)                  $.12
     Diluted                                   $   (.07)               $  .23            $ (.07)                  $.11




                                                 See accompanying notes.





                                                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                (unaudited)

                                                                      Six Months Ended
                                                                         June 30,
                                                                 2008                  2007
                                                               ------                 ------
Cash flows from operating activities:
  Net (loss) income                                          $(295,000)             $ 1,050,000
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
  Share-based compensation expense                              94,000                   88,000
  Amortization of intangible assets                            324,000                  218,000
  Depreciation and amortization                                100,000                   61,000
  Gain on sale of marketable securities                           -                     (15,000)
  Bond premium amortization                                      8,000                    7,000
  Bad Debt                                                        -                      12,000
  Deferred income                                             (232,000)                 (42,000)

Changes in operating assets and liabilities:
 Accounts receivable, net                                    1,000,000                  141,000
 Inventories                                                (1,297,000)              (1,181,000)
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                           (508,000)                    -
 Due from ICS sellers                                          103,000                     -
 Other current assets                                           19,000                   (7,000)
 Other assets                                                    2,000                   (9,000)
 Accounts payable                                             (179,000)                 327,000
 Accrued expenses                                             (168,000)                (122,000)
 Income taxes payable                                         (155,000)                    -
 Customer advances                                             413,000                 (659,000)
                                                           ------------              -----------

Net cash used in operating activities                         (771,000)                (131,000)

Cash flows from investing activities:

 Additional ICS acquisition costs                              (56,000)                     -
 Purchases of property and equipment                           (46,000)                 (65,000)
 Sale of marketable securities                               1,717,000                  522,000
 Purchase of marketable securities                            (816,000)              (1,113,000)
                                                            -----------             ------------

Net cash provided by (used in) investing activities            799,000                 (656,000)

Cash flows from financing activities:

 Proceeds from issuance of long-term debt                      527,000                1,050,000
 Stock option exercises                                          1,000                   14,000
 Repayments of long-term debt                               (1,961,000)              (1,712,000)
                                                           ------------              -----------

Net cash used in financing activities                       (1,433,000)                (648,000)
                                                            ----------               -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,405,000)              (1,435,000)
                                                            -----------              -----------

Cash and cash equivalents - January 1                        3,576,000                3,935,000
                                                             ---------               -----------

CASH AND CASH EQUIVALENTS - June 30                        $ 2,171,000              $ 2,500,000
                                                           ===========              ============

Supplemental cash flow information:

Cash paid for interest                                    $    190,000                 $218,000
                                                          ============                 ========



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

     The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2008.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended
December  31,  2007  contained  in  the  Company's  Form  10-K.

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

     At June 30, 2008, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $94,000 and $51,000 for the six and three months ended June 30, 2008, respectively, and was $88,000 and $38,000 for the comparable 2007 periods.

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

                                                                     (continued)

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

                                                  Six  Months  Ended
                                                      June  30,
                                               2008                2007
                                               ----                ----
Expected  Volatility                     49.16%  to  49.62%       51.19%
Risk-free  interest  rate                 3.70%  to   4.16%        5.02%
Expected  life  of  options  (in  years)        3.6                 3.6
Dividend  Yield                                  -                   -

     Expected volatility assumptions utilized for 2008 and 2007 were based on the volatility of the Company's stock price for 3.6 years prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2008 and 2007 was based on prior history of option activity. Dividend yield is based on prior history of cash dividends declared.

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of June 30, 2008, the Company had unearned compensation of $1,111,000 associated with these awards.

     Stock option activity during the six months ended June 30, 2008, under all stock option plans is as follows:

                                        Average
                                        Weighted         Remaining
                                        Average         Contractual
                          Number  of    Exercise           Term
                           Shares        Price          (in  years)
                           ------        -----          -----------

Options  outstanding,
 January  1,  2008         599,000       $3.15               4

Granted                      9,000        7.51              10

Forfeited                   (4,000)       9.21               -

Exercised                   (1,000)       1.26               -
                            -------       ----             ----

Options  outstanding,
 June  30,  2008           603,000       $3.17              4
                           =======       =====             ===

Outstanding  exercisable
 at  June  30,  2008       589,000       $3.06              4
                           =======       =====             ===


     At June 30, 2008 the aggregate intrinsic value of options outstanding and exercisable was $2,357,000.

     The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2008:

                                                                     (continued)

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

                             Number  of        Weighted-Average
                             Shares         Grant-Date  Fair  Value
                             ------        -----------------------

Nonvested  stock  options
 at  January  1,  2008         9,000                   $3.82

Granted                        9,000                    3.06

Vested                        (3,000)                   3.92

Forfeited                     (4,000)                   4.74
                              -------                   ----

Nonvested  stock  options
 at  June  30,  2008          11,000                   $3.29
                              ======                   =====

     At June 30, 2008, there was approximately $18,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next twelve months.

     The Company's only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets.

     The  Company  had  $1,375,000 invested in Auction Market Securities at June
30, 2008, which are included in Investments in Marketable Securities on the Company's Balance Sheet. Failed auctions have created liquidity issues for investors. However, the Company has redeemed $900,000 of its auction market securities at par since January 1, 2008. All of the Company's Auction Market Securities are held at Merrill Lynch who has agreed to buy back the securities from its investors beginning in 2009. All interest payments relating to these securities are current.

(Note  2)  -  Acquisition:
---------     ------------

     On December 19, 2007, the Company acquired all of the issued and outstanding stock of Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems, Inc. ("ICS"). The reasons for the acquisition were the expansion of both customer and product bases, cross-marketing opportunities and the accretion to earnings. The acquisition was effective December 31, 2007. The total transaction value was approximately $6,650,000 consisting of $5,400,000 in cash, of which $4,500,000 was funded by a term loan, approximately 120,000 shares of Orbit stock valued at approximately $1,000,000 (based on the volume weighted average closing price of the Company's common stock for the twenty consecutive trading days ending December 14, 2007), and approximately $250,000 of direct costs related to the purchase of ICS. Additionally, there is a contingent earn out of $1,000,000 payable over the next three years based on ICS's ability to attain certain revenue levels over the three years. The ICS acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007. The results of operations for the six and three months ended June 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.
                                                                     (continued)

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

Tangible assets and liabilities:
Cash                                         $1,942,000
Accounts receivable                             579,000
Inventory                                       352,000
Other current assets                            273,000
Property and equipment                          260,000
Other long term assets                           11,000
Accounts payable                               (111,000)
Note payable                                 (1,997,000)
Accrued expenses                                (73,000)
Income tax payable                             (132,000)
Deferred income                                (247,000)
                                                --------

Total net tangible assets and liabilities       857,000

Amortizable intangible assets:
Customer relationships                        2,000,000
Non-compete agreement                           100,000
Contract backlog                                100,000
                                             -----------

Total amortizable intangible assets           2,200,000

Goodwill                                      3,597,000
                                              ---------

Total purchase price                         $6,654,000
                                             ==========

     The following summarized pro forma financial information presents the combined results of the Company as if the ICS acquisition had occurred as of January 1, 2007. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition, elimination of intercompany sales and purchases, recalculation of bonuses due to adjustments to net income, adjustment to income taxes payable, and reversal of interest expense incurred by ICS have been made to the combined results of operations for the six and three months ended June 30, 2007. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the periods presented nor does it purport to represent the results of operations for future periods.
                                                                     (continued)

                  ORBIT  INTERNATIONAL  CORP.  AND  SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

                            Six Months Ended                Three Months Ended
                                June 30,                        June 30,
                                  2007                            2007
                      (Pro forma and Unaudited)       (Pro forma and Unaudited)
                       ------------------------       -------------------------

Net  Sales                      $15,766,000                    $8,057,000
----------                      ============                    ==========

Net  Income                       2,004,000                     1,131,000
-----------                       =========                      ========

Basic  earnings  per  share         0.45                           0.26
---------------------------         ====                           ====

Diluted  earnings  per  share       0.42                           0.24
-----------------------------       ====                           ====

(NOTE  3)  -  Financing  Arrangements:
--------      -----------------------

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to a certain percentage depending on a matrix related to a certain financial covenant, as defined, plus the one-month London Inter-bank offer rate (LIBOR) (2.46% at June 30, 2008). Outstanding borrowings under the facility were $100,000 at June 30, 2008.

     In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip. The Term Loan, which requires compliance with certain financial covenants, has fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of $1,488,000 in 2010. In December 2007, the interest rate was amended and the loan currently bears interest equal to an applicable margin based on a matrix related to a certain financial covenant, as defined, plus the one-month LIBOR. The loan's unpaid balance at June 30, 2008 was approximately $2,798,000.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (5.00% at June 30, 2008) plus 2.00%. Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of the new loan, monthly payments of $35,000 will be made over a thirty-month period, which commenced August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR. The term loan requires compliance with certain financial covenants. In December 2007 the interest rate was amended to equal an applicable margin based on a matrix related to a certain financial covenant, as defined, plus the one-month LIBOR. The loan's unpaid balance at June 30, 2008 was approximately $665,000.


                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     In December 2007, the Company entered into a five year $4,500,000 Term Loan Agreement with same aforementioned lender to finance the acquisition of ICS. The term loan, which requires compliance with certain financial covenants, has fifty-nine (59) monthly payments of approximately $54,000 and a sixtieth (60th) payment of approximately $1,339,000. The loan bears interest equal to the one-month LIBOR rate, plus an applicable margin based on a matrix related to a certain financial covenant, as defined. The loan's unpaid balance at June 30, 2008 was approximately $4,232,000.


(NOTE 4) - Income (Loss) Per Share:
 ------    -----------------------


     The following table sets forth the computation of basic and diluted income
(loss) per common share:


                                      Six Months Ended       Three Months Ended
                                          June 30,                June 30,
                                     2008         2007       2008          2007
                                     ----         ----       ----          ----
Denominator:
 Denominator  for  basic
  Income  (loss)  per  share  -
  weighted-average common shares    4,504,000  4,309,000   4,508,000   4,312,000

Effect  of  dilutive  securities:
  Employee  and  directors
   stock  options                       -        227,000        -        230,000

Unearned  portion  of  restricted
     stock  awards                      -        109,000         -       110,000
                                    --------    --------     -------     -------
Denominator  for  diluted
 Income  (loss)  per  share  -
 weighted-average  common
 shares  and  assumed  conversion   4,504,000  4,645,000   4,508,000   4,652,000
                                    =========  ========    =========   =========


     The numerator for basic and diluted income (loss) per share for the six and three month periods ended June 30, 2008 and 2007 is net income(loss).

     During the six and three months ended June 30, 2008, the Company had net losses and therefore did not include 273,000 and 256,000 incremental common shares, respectively, in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

     Options to purchase 10,000 shares of common stock were outstanding during the six and three months ended June 30, 2007, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.


                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     Approximately 281,000 and 224,000 shares of common stock were outstanding during the six and three months ended June 30, 2008 and 2007, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  5)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 6) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                            June 30,     December 31,
                              2008           2007
                              ----            ----

Raw Materials            $ 6,909,000     $ 6,146,000
Work-in-process            4,090,000       3,639,000
Finished goods               751,000         668,000
                          ----------     -----------
     TOTAL               $11,750,000     $10,453,000
                          ==========     ===========

(NOTE 7) - Comprehensive Income(Loss):
-------    --------------------------

     For the six and three months ended June 30, 2008, total comprehensive loss, net of tax was $286,000 and $289,000, respectively. For the comparable periods during 2007, total comprehensive income was $1,016,000 and $477,000, respectively. Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities.

(NOTE 8) - Business Segments:
--------   -----------------

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and Tulip and ICS Subsidiaries. The Orbit Instrument Division and Tulip are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display. The results of operations for the six and three months ended June 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

     The following is the Company's business segment information for the six and three month periods ended June 30, 2008 and 2007:
                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

                                            Six Months Ended                         Three Months Ended
                                                 June 30,                                 June 30,
                                        2008              2007                   2008                  2007
                                       -----             -----                  -----                  -----
Net sales:
  Electronics
  Domestic                          $ 7,013,000      $ 7,918,000              $3,016,000            $4,017,000
  Foreign                               779,000          535,000                 435,000               236,000
                                     ----------      -----------               ---------            ----------
     Total Electronics                7,792,000        8,453,000               3,451,000             4,253,000
  Power Units
  Domestic                            3,771,000        3,435,000               1,951,000             1,580,000
  Foreign                               950,000          486,000                 501,000               321,000
                                     ----------      -----------              ----------             ---------
      Total Power Units               4,721,000        3,921,000               2,452,000             1,901,000
  Intersegment sales                    (30,000)            -                    (30,000)                 -
                                     ----------       ----------               ---------             ---------
 Total                              $12,483,000      $12,374,000              $5,873,000            $6,154,000
                                    ===========      ===========               =========             =========

(Loss) income from operations:
 Electronics                        $  (170,000)     $ 1,510,000              $ (278,000)           $  751,000
 Power Units                            546,000          200,000                 323,000                89,000
Intersegment profit                      (4,000)            -                     (4,000)                  -
 General corporate
  expenses not
  allocated                            (656,000)        (708,000)               (342,000)             (362,000)
Interest expense                       (182,000)        (182,000)                (80,000)              (87,000)
Investment and other income             178,000          255,000                  82,000               126,000
                                    -----------     ------------                ------------        -----------
(Loss) income before
  income taxes                      $  (288,000)     $ 1,075,000              $( 299,000)           $  517,000
                                    ===========      ===========              ===========           ===========




20


(NOTE 9) - Goodwill and Other Intangible Assets:
--------   -------------------------------------

     The Company applies SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment.

     At June 30, 2008, the Company's intangible assets other than goodwill consist of the following:

                        Estimated       Gross                          Net
                         Useful         Carrying    Accumulated      Carrying
                          Life          Value       Amortization      Value
                          ----          -----          ------------   -----
Customer relationships  15 Years      $2,000,000    $  ( 67,000)   $1,933,000
Contract backlog       1-5 Years       1,750,000     (1,121,000)      629,000
Non-Compete Agreements   3 Years         415,000       (332,000)       83,000
                                         -------     ----------     ---------
                                      $4,165,000    $(1,520,000)   $2,645,000
                                      ==========    ============   ==========

                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     At December 31, 2007, the Company's intangible assets other than goodwill consist of the following:

                         Estimated     Gross                        Net
                         Useful        Carrying     Accumulated     Carrying
                         Life          Value        Amortization    Value
                         ----          -----         ------------ ---------
Customer relationships  15 Years      $2,000,000           -      $2,000,000
Contract backlog       1-5 Years       1,750,000       (907,000)     843,000
Non-Compete Agreements   3 Years         415,000       (289,000)     126,000
                                         -------      ----------  -----------
                                      $4,165,000    $(1,196,000)  $2,969,000
                                      ==========    ===========    ==========


Amortization expense for the next five years is expected to be as follows:
                       Year ending December 31,

                       2008          $    299,000
                       2009               497,000
                       2010               250,000
                       2011               133,000
                       2012               133,000
                       2013               133,000
                                         ---------
                       Total           $1,445,000
                                       ==========

     The Company recognized amortization expense of $324,000 and $148,000 for the six and three months ended June 30, 2008 and 2007, respectively. The Company recorded amortization expense of $218,000 and $109,000, respectively, in the comparable 2007 periods.

(NOTE  10)  -  Income  Taxes:
----------     --------------

     For the six and three months ended June 30, 2008, the Company utilized net operating loss carryforwards to offset income taxes except for a $7,000 state and local income tax expense in Kentucky. For the comparable periods in 2007, the Company utilized net operating loss carryforwards to offset income taxes except for a $15,000 and $10,000 state income tax expense, respectively, in Pennsylvania.

     The Company recognized a $120,000 and $59,000 deferred tax expense for the six and three months ended June 30, 2008, respectively. This expense was recorded since the Company's deferred tax liability relating to its goodwill is required to be separately stated on its financial statements apart from its deferred tax asset. Also, during the six and three months ended June 30, 2008, the Company recorded a deferred tax benefit of $120,000 and $59,000, respectively, by reducing its valuation allowance on its deferred tax asset. This was due to an increase in the Company's projected future profitability as well as an increase in the probability of attaining that profitability. During the six months ended June 30, 2008, the Company also recorded a net $3,000 decrease in its deferred tax asset due to the tax benefit associated with its unrealized holding loss on marketable securities and the tax benefit associated with stock options exercised.

                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of FIN 48 to the Company's consolidated financial position, results of operations or cash flows for the six and three month periods ending June 30, 2008 and 2007.

(NOTE  11)  -  Related  Party  Transactions:
----------     -----------------------------

     Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For the six and three months ending June 30, 2008, the total amount paid under this lease was approximately $58,000 and $30,000, respectively. For the comparable periods in 2007 the amounts were $56,000 and $28,000, respectively.

(NOTE  12)  -  Recent  Accounting  Pronouncements:
----------     -----------------------------------

     In April, 2008, the FASB issued FSP FASB 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for the Company as of January 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.

Item 2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive  Overview
-------------------

     The results of operations for the three months and six months ended June 30, 2008 include the results of ICS which was acquired effective December 31, 2007. The Company recorded a decrease in revenues for the three months ended June 30, 2008 due to a shipment delay of a product covered under a substantial contract for the Orbit Instrument Division. Net sales decreased by 4.6% for the quarter but exclusive of ICS, net sales would have decreased by 25.7%. However, sales from the Company's Power Group increased by 29.0% for the quarter compared to the prior year. Due to lower gross margins, higher selling, general and administrative expenses and decreased investment and other income during the current period, the Company recorded a net loss of $306,000 for the three months ended June 30, 2008, compared to net income of $502,000 for the three months ended June 30, 2007. Net sales increased by 0.9% for the six months but exclusive of ICS, net sales would have decreased by 19.3%. However, sales from the Company's Power Group increased by 20.4% for the six months compared to the prior year. Due to lower gross margins, higher selling, general and administrative expenses and decreased investment and other income during the current period, the Company recorded a net loss of $295,000 for the six months ended June 30, 2008, compared to net income of $1,050,000 for the six months ended June 30, 2007. Our backlog at June 30, 2008 was approximately $15,300,000 compared to $16,900,000 at June 30, 2007. Backlog was $13,700,000 at March 31, 2008. The Company expects increased bookings in the coming months. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect much improved operating results in the second half of 2008. Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.5 to 1 current ratio at June 30, 2008. We currently have a $3,000,000 credit facility in place.

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

Deferred  tax  asset
--------------------

     At June 30, 2008, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $21,000,000 and $7,000,000, respectively that expire through 2025. Approximately, $17,000,000 of federal net operating loss carry-forwards expire between 2010-2012. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly. Due to the Company's record of profitability, the acquisition of ICS, and the unprecedented amount of new opportunities in the prototype and preproduction stage, the Company increased its projection for profitability for future periods and increased its estimate of probability that it will attain those profit levels; thereby reducing its valuation allowance on its deferred tax asset.

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

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $94,000 and $51,000 for the six and three months ended June 30, 2008, respectively, compared to $88,000 and $38,000 for the respective prior year periods. The estimated fair value of stock options granted was calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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


Results of Operations
---------------------


Three month period ended June 30, 2008 v. June 30, 2007
-------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems and its ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (the "Electronics Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group"). The results of operations for the three months ended June 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective, December 31, 2007.

     Consolidated net sales for the three month period ended June 30, 2008 decreased by 4.6% to $5,873,000 from $6,154,000 for the three month period ended June 30, 2007 despite the inclusion of ICS in the current period and increased sales from the Power Group. Sales from the Electronics Group decreased by 18.9%, despite the inclusion of ICS in the current period. During the quarter, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for several modifications to a product that was under a substantial contract with many of the units scheduled for shipment during the second quarter. As a result of this request, those deliveries were delayed to a later, yet undetermined date resulting in significantly lower than expected revenues for the operating unit. This loss of sales, along with decreased sales from the Company's Tulip subsidiary resulted in the significant decrease in sales for the Electronics Group despite the inclusion of ICS. Sales from the Power Group increased by 29.0% for the quarter as compared to the prior year.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2008 decreased to 39.7% from 44.1% for the three month period ended June 30, 2007. This decrease resulted from a lower gross profit from the Company's Electronics Group due to a decrease in sales from both the Orbit Instrument Division and Tulip and despite approximately $190,000 of deferred warranty income recorded by ICS during the quarter; and despite a higher gross profit from the Power Group principally due to increased sales and to product mix.

     Selling, general and administrative expenses increased by 17.6% to $2,631,000 for the three month period ended June 30, 2008 from $2,238,000 for the three month period ended June 30, 2007 principally due to the inclusion of ICS's selling, general and administrative costs of $410,000 in the current period. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2008 increased to 44.8% from 36.4% for the three month period ended June 30, 2007 principally due to the aforementioned increase in costs along with the reduction in sales from the Electronics Segment.

     Interest expense for the three months ended June 30, 2008 decreased to $80,000 from $87,000 for the three months ended June 30, 2007 due to a decrease in interest rates and despite an increase in the amounts owed to lenders in the current period due to the acquisition of ICS.

     Investment and other income for the three month period ended June 30, 2008 decreased to $82,000 from $126,000 for the three-month period ended June 30, 2007 principally due to a decrease in the amounts invested during the current period and to a decrease in interest rates.

     Loss before income tax provision was $299,000 for the three months ended June 30, 2008 compared to income before tax provision of $517,000 for the three months ended June 30, 2007. The decrease in income was principally due to the decrease in sales from both the Orbit Instrument Division and Tulip, a decrease in gross profit, an increase in selling, general and administrative expenses, a decrease in investment and other income and despite the decrease in interest expense and increased revenues and profitability from the Power Group.

     The income tax provision for the three months ended June 30, 2008 was $7,000 compared to $15,000 for the three months ended June 30, 2007 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net loss for the three months ended June 30, 2008 was $306,000 compared to net income of $502,000 for the three months ended June 30, 2007.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended June 30, 2008 decreased to a loss of $21,000 for the three months ended June 30, 2008 compared to income of $743,000 for the three months ended June 30, 2007. Listed below is the EBITDA reconciliation to net income:

                                         Three  months  ended
                                              June  30,
                                    2008                     2007
                                    ----                     ----

Net (loss)  income               $(306,000)              $502,000
Interest  expense                   80,000                 87,000
Income  tax  expense                 7,000                 15,000
Depreciation  and  amortization    198,000                139,000
                                   -------                -------
EBITDA                          $  (21,000)              $743,000
                                ==========               ========


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

Six month period ended June 30, 2008 v. June 30, 2007
-----------------------------------------------------

     Consolidated net sales for the six month period ended June 30, 2008 increased by 0.9% to $12,483,000 from $12,374,000 for the six month period ended June 30, 2007 due to the inclusion of ICS in the current period and increased sales from the Power Group. Sales from the Electronics Group decreased by 7.8%, despite the inclusion of ICS in the current six month period. During the current period, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for several modifications to a product that was under a substantial contract with many of the units scheduled for shipment during the second quarter. As a result of this request, those deliveries were delayed to a later, yet undetermined date resulting in significantly lower than expected revenues for the operating unit. In addition, the Orbit Instrument Division also experienced an unrelated customer delivery issue in the first quarter of the current period that resulted in a shipment shortfall for that period, which was not resolved by June 30, 2008. The Company still expects this issue to be resolved by year-end. This loss of sales, along with decreased sales from the Company's Tulip subsidiary resulted in the decrease in sales for the Electronics Group despite the inclusion of ICS in the current period. Sales from the Power Group increased by 20.4% for the current six month period compared to the prior year.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2008 decreased to 39.8% from 44.1% for the six month period ended June 30, 2007. This decrease resulted from a lower gross profit from the Company's Electronics Group due to a decrease in sales from both the Orbit Instrument Division and Tulip and despite approximately $190,000 of deferred warranty income recorded by ICS during the period; and despite a higher gross profit from the Power Group principally due to increased sales and to product mix.

     Selling, general and administrative expenses increased by 17.7% to $5,249,000 for the six month period ended June 30, 2008 from $4,459,000 for the six month period ended June 30, 2007 principally due to the inclusion of ICS's selling, general and administrative costs of $842,000 in the current period. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2008 increased to 42.0% from 36.0% for the six month period ended June 30, 2007 principally due to the aforementioned increase in costs along with the reduction in sales from the Electronics Segment.

     Interest expense for the six months ended June 30, 2008 of $182,000 was equal to the amount that was reported for the six months ended June 30, 2007 due to an increase in the amounts owed to lenders in the current period due to the acquisition of ICS that was offset by a decrease in interest rates.

     Investment and other income for the six month period ended June 30, 2008 decreased to $178,000 from $255,000 for the six-month period ended June 30, 2007 principally due to a decrease in the amounts invested during the current period and to a decrease in interest rates.

     Loss before income tax provision was $288,000 for the six months ended June 30, 2008 compared to income before tax provision of $1,075,000 for the six months ended June 30, 2007. The decrease in income was principally due to the decrease in sales from both the Orbit Instrument Division and Tulip, a decrease in gross profit, an increase in selling, general and administrative expenses, a decrease in investment and other income and despite increased revenues and profitability from the Power Group.

The income tax provision for the six months ended June 30, 2008 was $7,000 compared to $25,000 for the six months ended June 30, 2007 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net loss for the six months ended June 30, 2008 was $295,000 compared to net income of $1,050,000 for the six months ended June 30, 2007.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the six months ended June 30, 2008 decreased to $318,000 for the six months ended June 30, 2008 compared to $1,535,000 for the six months ended June 30, 2007. Listed below is the EBITDA reconciliation to net income:

                                             Six  months  ended
                                                  June  30,
                                        2008                     2007
                                        ----                     ----

Net (loss) income                    $(295,000)            $1,050,000
Interest  expense                      182,000                182,000
Income  tax  expense                     7,000                 25,000
Depreciation  and  amortization        424,000                278,000
                                       -------                -------
EBITDA                              $  318,000             $1,535,000
                                    ==========             ==========


Material  Change  in  Financial  Condition
------------------------------------------

     Working capital decreased to $17,347,000 at June 30, 2008 compared to $18,167,000 at December 31, 2007. The ratio of current assets to current liabilities was 4.5 to 1 at June 30, 2008 compared to 4.1 to 1 at December 31, 2007.

     Net cash used in operations for the six month period ended June 30, 2008 was $771,000, primarily attributable to the net loss for the period, the non cash deferred income, an increase in inventory and costs and estimated earnings in excess of billings, a decrease in accounts payable, accrued expenses and income taxes payable and despite the non cash amortization of intangible assets, the decrease in accounts receivable and the increase in customer advances. Net cash used in operations for the six-month period ended June 30, 2007 was $131,000, primarily attributable to the increase in inventory and the decrease in accrued expenses and customer advances that was partially offset by the net income for the period, the non-cash amortization of intangible assets, the decrease in accounts receivable and the increase in accounts payable.

Cash flows provided by investing activities was $799,000, primarily attributable to the sale of marketable securities that was partially offset by the purchase of marketable securities, the purchase of property and equipment and additional costs associated with the ICS acquisition. Cash flows used in investing activities for the six-month period ended June 30, 2007 was $656,000, attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities.

     Cash flows used in financing activities was $1,433,000, primarily attributable to the repayment of long term debt that was partially offset from loan proceeds from the Company's line of credit. Cash flows used in financing activities for the six-month period ended June 30, 2007 was $648,000, attributable to the repayments of long term debt that was partially offset by the issuance of long term debt.

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate. In December 2007, the Company entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS. In connection with the new Term Loan entered into in December 2007, the interest rates on both Term Loan Agreements and the credit facility were amended to equal a certain percentage plus the one month LIBOR depending on a matrix related to a certain financial covenant. At June 30, 2008, the interest rate was equal to the sum of 1.50% plus the one-month LIBOR (2.46% at June 30, 2008). The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (5.00% at June 30, 2008). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period along with accrued interest at a rate of 1.50% plus the one-month LIBOR.

          The Company's contractual obligations and commitments as of June 30, 2008, are summarized as follows:
                                     Less  than      1-2           3-5
                          Total      One  Year      Years        Years
                          -----      ----------     ------      ------
Long-term  debt        $7,695,000    $1,777,000   $3,614,000  $2,304,000
Note  Payable             100,000       100,000        -           -
Employment
 Contracts              4,717,000     1,962,000    2,755,000       -
Operating  leases       2,775,000       739,000    1,144,000     892,000
                        ---------     ---------    ---------     -------
Total  contractual
Obligations           $15,287,000    $4,578,000   $7,513,000  $3,196,000
                      ===========    ==========   ==========  ==========


     The Company's existing capital resources, including its bank credit facilities and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     During the second quarter, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for the immediate development of certain modifications to a product for the Division. This "out of scope" support caused a delay in a significant amount of shipments scheduled for the quarter which resulted in a decrease in revenue and profitability for the three and six month periods ended June 30, 2008. The Division is working closely with this customer and once the testing is completed of the modified unit, the Company expects deliveries to recommence on an expedited basis. In addition, the Orbit Instrument Division also experienced an unrelated customer delivery issue in the first quarter of the current period that resulted in a shipment shortfall for that period, which was not resolved by June 30, 2008. The Company still expects this issue to be resolved by year-end.

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

During the second quarter of 2007, the Company expanded the activities of its investment banker to include the pursuit of alternative strategies, including the potential sale of the Company as a means of enhancing shareholder value. In June 2008, the Company terminated such activities with the investment banker but continues to pursue strategic alternatives to enhance shareholder value. However, there is no assurance that a sale or any of the other strategic alternatives will be accomplished.

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

Internal  Control  over  Financial  reporting

     There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None
ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          None
ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None
ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     An Annual Meeting of Stockholders of the Company was held on June 18, 2008. The holders of 4,723,753 shares of Common Stock of the Company were entitled to vote at the meeting, the holders of 4,372,822 shares of Common Stock, or approximately 93% of shares entitled to vote at the meeting, were represented by proxy. The following action took place:
1. The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 3,908,334 votes for and 464,488 against, Bruce Reissman by 3,907,922 votes for and 464,900 against, Mitchell Binder by 3,900,098 votes for and 472,724 against, Robert Mitzman by 3,908,084 votes for and 464,738 against, Bernard Karcinell by 3,900,073 votes for and 472,749 against, Lee Feinberg by 3,907,734 votes for and 465,088 against, Sohail Malad by 4,347,280 for and 25,542 against and Fredric Gruder by 4,347,280 for and 25,542 against.
2. The stockholders voted 4,368,898 for and 2,273 against the resolution relating to the appointment of McGladrey & Pullen LLP as the independent auditors and accountants for the Company for the year ended December 31, 2008 (1,649 votes abstained).
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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                                   Registrant


Dated:     August 14, 2008     /s/ Dennis Sunshine
                               -------------------
                              Dennis Sunshine, President,
                              Chief Executive Officer and
                              Director



Dated:     August 14, 2008     /s/Mitchell Binder
                               ------------------
                              Mitchell Binder, Executive
                              Vice President, Chief
                              Financial Officer
                              and Director