Form 10-Q
period 2008-09-30
ORBIT INTERNATIONAL CORP
filed 2008-11-19
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
    (Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
    _ Large  accelerated  filer    _  Accelerated  Filer
    _ Non-accelerated  filer       X Smaller  reporting  company
                                   -


Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes___ No X
                                                  --

The number of shares outstanding of registrant's Common Stock, par value $.10, as of November 11, 2008 was 4,684,034.
                                  ---------




                                               INDEX


                                                                                            Page No.
                                                                                           -----------

Part I.   Financial Information:

          Item 1 - Financial Statements:

          Condensed Consolidated Balance Sheet -
          September 30, 2008(unaudited) and December 31, 2007                                    3-4

          Condensed Consolidated Statement of Operations
          for the Three and Nine Months Ended
          September 30, 2008 and 2007 (unaudited)                                                  5

          Condensed Consolidated Statement of Cash Flows
          for the Nine Months Ended September 30, 2008 and 2007
          (unaudited)                                                                              6

          Notes to Condensed Consolidated Financial Statements (unaudited)                      7-16

          Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                  17-28

          Item 3. - Quantitative and Qualitative Disclosures
          About Market Risk                                                                       29

          Item 4T. - Controls and Procedures                                                      29

Part II.  Other Information:

          Item 2 - Changes in Securities and Use of Proceeds                                      30

          Item 6 - Exhibits                                                                       30

          Signatures                                                                              31

          Exhibits                                                                             32-37



                                PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET



                                                               September 30,   December 31,
                                                                   2008           2007
                                                                ----------      --------
                                                               (unaudited)
ASSETS
-------
Current assets:

  Cash and cash equivalents                                    $ 1,551,000    $ 3,576,000
  Investments in marketable securities                           2,871,000      3,997,000
  Accounts receivable (less allowance for
   doubtful accounts of $145,000)                                5,415,000      4,561,000
  Inventories                                                   11,690,000     10,453,000
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                          1,260,000        136,000
  Deferred tax asset                                               800,000      1,025,000
  Other current assets                                             125,000        331,000
                                                                -----------    -----------

  Total current assets                                          23,712,000     24,079,000

Property and equipment, net                                        660,000        691,000

Goodwill                                                         9,773,000      9,634,000

Intangible assets, net                                           2,495,000      2,969,000

Deferred tax asset                                               2,115,000      1,678,000

Other assets                                                       634,000        634,000
                                                                ----------    -----------


  TOTAL ASSETS                                                 $39,389,000    $39,685,000
                                                               ===========    ===========






                                         See accompanying notes.




                                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEET
                                                         (continued)

                                                         September 30,       December 31,
                                                             2008              2007
                                                      ---------------       ------------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:

   Current portion of long-term obligations             $ 1,777,000      $ 1,777,000
   Note payable - bank                                      993,000          699,000
   Accounts payable                                       2,086,000        1,384,000
   Income taxes payable                                       1,000          162,000
   Accrued expenses                                       1,310,000        1,395,000
   Customer advances                                        511,000          163,000
   Deferred income                                          143,000          332,000
                                                        ------------      ----------

    Total current liabilities                             6,821,000        5,912,000

Deferred tax liability                                      773,000          595,000

Deferred income                                             278,000          342,000

Long-term obligations, net of current
 maturities                                               5,473,000        6,753,000
                                                         ----------       ----------

Total liabilities                                        13,345,000       13,602,000
                                                         ----------       ----------

STOCKHOLDERS' EQUITY

 Common stock - $.10 par value, 10,000,000 shares
  authorized, 4,772,000 and 4,724,000 shares issued
  at 2008 and 2007, respectively, and 4,746,000 and
   4,724,000 shares outstanding at 2008 and 2007,
   respectively                                             477,000          472,000
 Additional paid-in capital                              20,952,000       20,766,000
 Treasury Stock, at cost, 26,000 shares                    (109,000)            -
 Accumulated other comprehensive loss, net of tax           (74,000)         (33,000)
 Retained earnings                                        4,798,000        4,878,000
                                                       ------------      -----------

  Total stockholders' equity                             26,044,000       26,083,000
                                                        -----------      -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 39,389,000      $39,685,000
                                                       ============      ===========



                                             See accompanying notes.





                                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (unaudited)

                                           Three Months Ended                    Nine Months Ended
                                             September 30,                         September 30,
                                     2008                   2007             2008                 2007
                                    -----                  -----           ------                 ------

Net sales                         $6,951,000            $6,312,000        19,434,000             $18,686,000

Cost of sales                      4,212,000             3,682,000        11,730,000              10,595,000
                                   ---------            ----------        ----------              ----------

Gross profit                       2,739,000             2,630,000         7,704,000               8,091,000
                                  ----------            ----------        ----------              ----------

Selling, general and
 administrative
  expenses                         2,508,000             2,117,000         7,757,000               6,576,000
Interest expense                      79,000                76,000           261,000                 258,000
Investment and
 other income, net                  ( 71,000)            ( 116,000)         (249,000)               (371,000)
                                  ----------           -----------         ---------              -----------
Income (loss) before
 provision for
  income taxes                       223,000               553,000          ( 65,000)              1,628,000

Provision for
  income taxes                         8,000                  -               15,000                  25,000
                                    --------             ---------         ---------               ---------


NET INCOME (LOSS)                   $215,000              $553,000         $( 80,000)             $1,603,000
                                    ========              ========         =========               =========

Net income (loss) per
common share:


       Basic                        $  .05               $   .13             $  (.02)                 $.37
       Diluted                      $  .05               $   .12             $  (.02)                 $.34



                                                 See accompanying notes.




                                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (unaudited)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                         2008                    2007
                                                                       ------                   -----
-
Cash flows from operating activities:
     Net (loss) income                                                  $(80,000)             $1,603,000
    Adjustments to reconcile net (loss) income
     to net cash (used in) provided by
     operating activities:
    Share-based compensation expense                                     171,000                 134,000
    Amortization of intangible assets                                    474,000                 326,000
    Depreciation and amortization                                        149,000                  93,000
    Loss (gain) on sale of marketable securities                           8,000                 (15,000)
    Bond premium amortization                                             11,000                  11,000
    Bad Debt                                                                 -                     6,000
    Deferred income                                                     (253,000)                (64,000)

Changes in operating assets and liabilities:
     Accounts receivable, net                                           (854,000)              (144,000)
     Inventories                                                      (1,237,000)             (1,164,000)
     Costs and estimated earnings in excess of
      billings on uncompleted contracts                               (1,124,000)                    -
     Due from ICS sellers                                                103,000                     -
     Other current assets                                                 61,000                 (31,000)
     Other assets                                                          -                     (16,000)
     Accounts payable                                                    702,000                  99,000
     Accrued expenses                                                    (85,000)                (39,000)
     Income taxes payable                                               (161,000)                   -
     Customer advances                                                   348,000                (722,000)
                                                                       ---------               ----------

Net cash (used in) provided by operating activities                   (1,767,000)                 77,000

Cash flows from investing activities:

     Additional ICS acquisition costs                                    (97,000)                    -
     Purchases of property and equipment                                (118,000)               (125,000)
     Sale of marketable securities                                     2,076,000               1,073,000
     Purchase of marketable securities                                (1,033,000)             (1,269,000)
                                                                      ----------               ---------

Net cash provided by (used in) investing activities                      828,000                (321,000)

Cash flows from financing activities:

     Purchase of treasury stock                                         (109,000)                    -
     Proceeds from issuance of long-term debt                          1,520,000               1,050,000
     Stock option exercises                                                9,000                  29,000
     Repayments of long-term debt                                     (2,506,000)             (1,964,000)
                                                                     -----------            ------------

Net cash used in financing activities                                 (1,086,000)               (885,000)
                                                                     -----------              -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,025,000)             (1,129,000)
                                                                      ------------            -----------

Cash and cash equivalents - January 1                                  3,576,000               3,935,000
                                                                      ----------              ----------

CASH AND CASH EQUIVALENTS - September 30                              $1,551,000              $2,806,000
                                                                      ==========              ==========

Supplemental cash flow information:

Cash paid for interest                                                $  265,000                $291,000
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

     The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2008.

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

     At September 30, 2008, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $171,000 and $77,000 for the nine and three months ended September 30, 2008, respectively, and was $134,000 and $46,000 for the comparable 2007 periods.

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

                                                                     (continued)


                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

                                                 Nine  Months  Ended
                                                  September  30,
                                             2008                 2007
                                            ----                 ----
Expected  Volatility                  49.16%  to  49.62%     50.05%  to  51.19%
Risk-free  interest  rate              3.70%  to  4.1              5.00%
Expected  life  of  options  (in  years)     3.6                   3.6
Dividend  Yield                                -                    -

     Expected volatility assumptions utilized for 2008 and 2007 were based on the volatility of the Company's stock price for 3.6 years prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2008 and 2007 was based on prior history of option activity. Dividend yield is based on prior history of cash dividends declared.

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from three to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the nine months ending September 30, 2008, 40,000 shares of restricted stock were awarded to senior management under the 2006 Employee Stock Incentive Plan. As of September 30, 2008, the Company had unearned compensation of $1,113,000 associated with all of the Company's restricted stock awards.

     Stock option activity during the nine months ended September 30, 2008, under all stock option plans is as follows:

                                                        Average
                                         Weighted       Remaining
                                         Average        Contractual
                          Number  of     Exercise       Term
                           Shares        Price         (in  years)
                            ------       -----         -----------

Options  outstanding,
 January  1,  2008           599,000      $3.15             4

Granted                        9,000       7.51            10

Forfeited                     (4,000)      9.21             -

Exercised                     (8,000)      1.26             -
                              -------      ----          ----

Options  outstanding,
 September  30,  2008        596,000      $3.19             3
                             =======      =====             =

Outstanding  exercisable
 at  September  30,  2008    587,000      $3.13             3
                             =======      =====             =


     At September 30, 2008 the aggregate intrinsic value of options outstanding and exercisable was $825,000.

                                                                     (continued)
               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2008:

                            Number  of        Weighted-Average
                              Shares        Grant-Date  Fair  Value
                              ------        -----------------------

Nonvested  stock  options
 at  January  1,  2008         9,000                 $3.82

Granted                        9,000                  3.06

Vested                        (8,000)                 3.81

Forfeited                     (1,000)                 3.92
                               -------                ----

Nonvested  stock  options
 at  September  30,  2008      9,000                 $3.06
                               =====                 =====

     At September 30, 2008, there was approximately $17,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next nine months.

     The Company's only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets.

     The Company had $1,375,000 invested in Auction Rate Securities at September 30, 2008, which are included in Investments in Marketable Securities on the Company's Balance Sheet. Failed auctions have created liquidity issues for investors. However, the Company has redeemed all of its auction rate securities at par subsequent to September 30, 2008.

(Note  2)  -  Acquisition:
---------     ------------

     On December 19, 2007, the Company acquired all of the issued and outstanding stock of Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems, Inc. ("ICS"). The reasons for the acquisition were the expansion of both customer and product bases, cross-marketing opportunities and the accretion to earnings. The acquisition was effective December 31, 2007. The total transaction value was approximately $6,695,000 consisting of $5,400,000 in cash, of which $4,500,000 was funded by a term loan, approximately 120,000 shares of Orbit stock valued at approximately $1,000,000 (based on the volume weighted average closing price of the Company's common stock for the twenty consecutive trading days ending December 14, 2007), and approximately $295,000 of direct costs related to the purchase of ICS. Additionally, there is a contingent earn out of $1,000,000 payable over the next three years based on ICS's ability to attain certain revenue levels over the three years. The ICS acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007. The results of operations for the nine and three months ended September 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.
                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

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

Tangible assets and liabilities:
Cash                                           $1,942,000
Accounts receivable                               579,000
Inventory                                         352,000
Other current assets                              273,000
Property and equipment                            260,000
Other long term assets                             11,000
Accounts payable                                 (111,000)
Note payable                                   (1,997,000)
Accrued expenses                                  (73,000)
Income tax payable                               (132,000)
Deferred income                                  (247,000)
                                              -----------

Total net tangible assets and liabilities         857,000

Amortizable intangible assets:
Customer relationships                          2,000,000
Non-compete agreement                             100,000
Contract backlog                                  100,000
                                               ----------

Total amortizable intangible assets             2,200,000

Goodwill                                        3,638,000
                                                ---------

Total purchase price                           $6,695,000
                                               ==========

     The following summarized pro forma financial information presents the combined results of the Company as if the ICS acquisition had occurred as of January 1, 2007. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition, elimination of intercompany sales and purchases, recalculation of bonuses due to adjustments to net income, adjustment to income taxes payable, and reversal of interest expense incurred by ICS have been made to the combined results of operations for the nine and three months ended September 30, 2007. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the periods presented nor does it purport to represent the results of operations for future periods.
                                                                     (continued)

                 ORBIT  INTERNATIONAL  CORP.  AND  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


                          Nine Months Ended              Three Months Ended
                          September 30,2007              September 30, 2007
                     (Pro forma and Unaudited)       (Pro forma and Unaudited)
                      ------------------------       -------------------------

Net  Sales                    $22,998,000                   $7,232,000
----------                    ===========                   ==========

Net  Income                    2,248,000                      244,000
-----------                    =========                      =======

Basic  earnings  per  share        0.51                         0.05
---------------------------        ====                         ====

Diluted  earnings  per  share      0.47                         0.05
-----------------------------      ====                         ====

     During the nine months ending September 30, 2008, one of the ICS sellers terminated his employment agreement by resigning from the Company, although all restrictive covenants remain in place. The former employee forfeited his right to receive any contingent earn-out payments and all registration rights. The Company incurred no additional costs associated with the resignation other than legal fees. The former employee's responsibilities were assumed by existing personnel.


(NOTE  3)  -  Financing  Arrangements:
--------      -----------------------

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment ("Line of Credit"). The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to a certain percentage depending on a matrix related to a certain financial covenant, as defined, plus the one-month London Inter-bank offer rate (LIBOR) (3.93% at September 30, 2008). Outstanding borrowings under the facility were $993,000 at September 30, 2008.

     In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip ("The Tulip Term Loan"). The Term Loan, which requires compliance with certain financial covenants, has fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of $1,488,000 in 2010. In December 2007, the interest rate was amended and the loan currently bears interest equal to an applicable margin based on a matrix related to a certain financial covenant, as defined, plus the one-month LIBOR. The loan's unpaid balance at September 30, 2008 was approximately $2,619,000.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (5.00% at September 30, 2008) plus 2.00% ("Tulip Shareholder Note"). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of the new loan, monthly payments of $35,000 will be made over a thirty-month period, which commenced August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR. The term loan requires compliance with certain financial covenants. In December 2007 the interest rate was amended to equal an applicable margin based on a matrix related to a certain financial covenant, as defined, plus the one-month LIBOR. The loan's unpaid balance at September 30, 2008 was approximately $560,000.

                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     In December 2007, the Company entered into a five year $4,500,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of ICS("The ICS Term Loan"). The term loan, which requires compliance with certain financial covenant ratios, has fifty-nine (59) monthly payments of approximately $54,000 and a sixtieth (60th) payment of approximately $1,339,000. The loan bears interest equal to the one-month LIBOR rate, plus an applicable margin based on a matrix related to a certain financial covenant, as defined. The loan's unpaid balance at September 30, 2008 was approximately $4,071,000.

The Company was not in compliance with two of its financial covenant ratios as of September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009 the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as the cost to the Company for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the Tulip Term Loan and Tulip Shareholder Note, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and Line of Credit was increased to the sum of 2.25% plus the one month LIBOR.


(NOTE 4) - Income (Loss) Per Share:
 ------    -----------------------

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding:

                                     Nine Months Ended        Three Months Ended
                                       September 30,             September 30,
                                     2008         2007       2008          2007
                                     ----         ----       ----          ----
Denominator:
     Denominator  for  basic
     Income  (loss)  per
      share  - weighted-average
         common  shares            4,529,000   4,312,000   4,547,000   4,319,000

Effect  of  dilutive  securities:
 Employee  and  directors  stock
   options                               -       228,000     158,000     229,000

 Unearned  portion  of  restricted
     stock  awards                       -       115,000       1,000     116,000
                                    ---------    -------     -------    --------
     Denominator  for  diluted
     Income  (loss)  per  share  -
     weighted-average  common
     shares  and  assumed
      conversion                     4,529,000  4,655,000   4,706,000  4,664,000
                                     =========  =========   =========  =========


     The numerator for basic and diluted income (loss) per share for the nine and three month periods ended September 30, 2008 and 2007 is net income (loss).

     During the nine months ended September 30, 2008, the Company had a net loss and therefore did not include 231,000 incremental common shares and options in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.
                                                                     (continued)
                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     Options to purchase 123,000 shares of common stock were outstanding during the three months ended September 30, 2008 and 15,000 shares were outstanding during the three and nine months ended September 30, 2007, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

     Approximately 209,000 shares of common stock were outstanding during the nine and three months ended September 30, 2008, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  5)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 6) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                       September 30,     December 31,
                            2008             2007
                       ------------     ------------

Raw Materials           $ 6,874,000     $ 6,146,000
Work-in-process           4,068,000       3,639,000
Finished goods              748,000         668,000
                        -----------     -----------
     TOTAL              $11,690,000     $10,453,000
                         ==========     ===========

(NOTE 7) - Comprehensive Income(Loss):
-------    --------------------------

     For the nine and three months ended September 30, 2008, total comprehensive
(loss) income, net of tax was $(121,000) and $165,000, respectively. For the comparable periods during 2007, total comprehensive income was $1,547,000 and $531,000, respectively. Comprehensive income (loss) consists of net income
(loss)  and  unrealized  gains  and  losses  on  marketable  securities.

(NOTE 8) - Business Segments:
--------   -----------------

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and Tulip and ICS Subsidiaries. The Orbit Instrument Division and Tulip are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display. The results of operations for the nine and three months ended September 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.

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

     The following is the Company's business segment information for the nine and three month periods ended September 30, 2008 and 2007:


                             Nine Months Ended             Three Months Ended
                               September 30,                 September 30,
                           2008            2007          2008            2007
                           ----            ----          ----            ----

Net sales:
     Electronics
     Domestic          $10,859,000   $11,639,000     $ 3,846,000    $ 3,721,000
     Foreign             1,332,000       848,000         553,000        313,000
                        -----------  -----------     -----------     ----------
     Total Electronics  12,191,000    12,487,000       4,399,000      4,034,000
     Power Units
     Domestic            6,341,000     5,427,000       2,570,000      1,992,000
     Foreign             1,188,000       772,000         238,000        286,000
                       -----------    ----------       ---------     ----------
     Total Power Units   7,529,000     6,199,000       2,808,000      2,278,000
     Intersegment sales   (286,000)         -           (256,000)          -
                          ---------     --------     ------------    ----------
          Total        $19,434,000   $18,686,000     $ 6,951,000    $ 6,312,000
                       ===========    ==========     ===========     ==========

(Loss) income from operations:
     Electronics       $  (164,000)  $ 2,025,000     $     6,000     $  515,000
     Power Units         1,162,000       571,000         616,000        371,000
     Intersegment profit   (50,000)         -            (46,000)           -
     General corporate
     expenses not
     allocated          (1,001,000)   (1,081,000)       (345,000)      (373,000)
Interest expense          (261,000)     (258,000)        (79,000)       (76,000)
Investment and other
   income, net             249,000       371,000          71,000        116,000
                        -----------   -----------      -----------   ----------
(Loss) income before
     income taxes     $    (65,000)  $ 1,628,000     $   223,000       $553,000
                      ============   ===========     ===========      =========

(NOTE 9) - Goodwill and Other Intangible Assets:
--------   -------------------------------------

     The Company applies SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment.

     At September 30, 2008, the Company's intangible assets other than goodwill consist of the following:

                       Estimated      Gross                           Net
                        Useful        Carrying    Accumulated      Carrying
                         Life         Value       Amortization       Value
                         ----          -----      ------------     --------
Customer relationships   15 Years     $2,000,000   $ ( 100,000)  $1,900,000
Contract backlog         1-5 Years     1,750,000    (1,230,000)     520,000
Non-Compete Agreements    3 Years        415,000      (340,000)      75,000
                                         -------     ---------   ----------
                                      $4,165,000   $(1,670,000)  $2,495,000
                                      ==========   ===========   ==========



                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     At December 31, 2007, the Company's intangible assets other than goodwill consist of the following:

                          Estimated      Gross                           Net
                           Useful       Carrying      Accumulated       Carrying
                            Life         Value        Amortization       Value
                            ----         -----        ------------    ---------
Customer relationships     15 Years    $2,000,000           -       $2,000,000
Contract backlog          1-5 Years     1,750,000        (907,000)     843,000
Non-Compete Agreements      3 Years       415,000        (289,000)     126,000
                                        ----------      ----------   ----------
                                       $4,165,000     $(1,196,000)   2,969,000
                                       ===========     ==========    =========


Amortization expense for the next five years is expected to be as follows:
                       Year ending December 31,

                       2008          $    149,000
                       2009               497,000
                       2010               250,000
                       2011               133,000
                       2012               133,000
                       2013               133,000
                                       ----------
                       Total           $1,295,000
                                       ==========

     The Company recognized amortization expense of $474,000 and $150,000 for the nine and three months ended September 30 2008, respectively. The Company recorded amortization expense of $326,000 and $108,000, respectively, in the comparable 2007 periods.

(NOTE  10)  -  Income  Taxes:
----------     --------------

     For the nine and three months ended September 30, 2008, the Company utilized net operating loss carryforwards to offset income taxes except for state and local income tax expense in Kentucky for $15,000 and $8,000, respectively. For the nine months ended September 30, 2007, the Company utilized net operating loss carryforwards to offset income taxes except for a $25,000 state income tax expense in Pennsylvania. There was no income tax expense for the three months ended September 30, 2007. At September 30, 2008, the Company had federal and state net operating loss carry-forwards of approximately $21,000,000 and $7,000,000, respectively, that expire through 2025. Approximately, $17,000,000 of federal net operating loss carry-forwards expire between 2010 and 2012.

     The Company recognized a $178,000 and $58,000 deferred tax expense for the nine and three months ended September 30, 2008, respectively. This expense was recorded since the Company's deferred tax liability relating to its goodwill is required to be separately stated on its financial statements apart from its deferred tax asset. Also, during the nine and three months ended September 30, 2008, the Company recorded a deferred tax benefit of $178,000 and $58,000, respectively, by reducing its valuation allowance on its deferred tax asset. This was due to an increase in the Company's projected future profitability as well as an increase in the probability of attaining that profitability. During the nine months ended September 30, 2008, the Company also recorded a net $34,000 increase in its deferred tax asset due to the tax benefit associated with its unrealized holding loss on marketable securities and the tax benefit associated with stock options exercised.

                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of FIN 48 to the Company's consolidated financial position, results of operations or cash flows for the nine and three month periods ending September 30, 2008 and 2007.

(NOTE  11)  -  Related  Party  Transactions:
----------     -----------------------------

     Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For the nine and three months ending September 30, 2008, the total amount paid under this lease was approximately $87,000 and $29,000, respectively. For the comparable periods in 2007 the amounts were $85,000 and $28,000, respectively.

(NOTE  12)  -  Recent  Accounting  Pronouncements:
----------     -----------------------------------

     In April, 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142 and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for the Company as of January 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.

(NOTE  13)  -  Equity:
----------     -------

In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and therefore, repurchase activity may be suspended or discontinued at any time. During the three month period ended September 30, 2008, the Company repurchased approximately 26,000 shares of its common stock at an average purchase price of $4.17 per share. Total cash consideration for the repurchased stock was approximately $109,000. From August 2008 through November 13, 2008, the Company purchased approximately 90,000 shares of its common stock for total cash consideration of $289,000 representing an average purchase price of $3.21 per share.

Item 2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive  Overview
-------------------

     The results of operations for the three months and nine months ended September 30, 2008 include the results of ICS which was acquired effective December 31, 2007. The Company recorded an increase in revenues for the three months ended September 30, 2008 due to the inclusion of ICS. Net sales increased by 10.1% for the quarter, but exclusive of ICS, net sales would have decreased by 7.7%. However, sales from the Company's Power Group increased by 23.3% for the quarter compared to the prior year. Due to lower gross margins, higher selling, general and administrative expenses and decreased investment and other income during the current period, the Company recorded a decrease in net income to $215,000 for the three months ended September 30, 2008 compared to $553,000 for the three months ended September 30, 2007. Net sales increased by 4.0% for the nine months but exclusive of ICS, net sales would have decreased by 15.4%. However, sales from the Company's Power Group increased by 21.4% for the nine months compared to the prior year. Due to lower gross margins, higher selling, general and administrative expenses and decreased investment and other income during the current period, the Company recorded a net loss of $80,000 for the nine months ended September 30, 2008, compared to net income of $1,603,000 for the nine months ended September 30, 2007.

Our backlog at September 30, 2008 was approximately $14,200,000 compared to $16,000,000 at September 30, 2007 which was exclusive of ICS. Backlog was $15,300,000 at June 30, 2008. The Company's lower profitability reflects weakness in the Company's Electronics Group which is being offset by a record year of bookings and revenue from its Power Group. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment although there is growing uncertainty due to the current credit crisis, a potential slowing economy and a new administration in Washington.

Our success of the past few years has significantly strengthened our balance sheet evidenced by our 3.5 to 1 current ratio at September 30, 2008. We currently have a $3,000,000 credit facility in place. As a result of lower profitability related to customer shipping delays described under "Results of Operations" below, the Company was not in compliance with two of its financial covenants at September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009 the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as the cost to the Company for the waiver and amendment to the loan agreements.


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

Deferred  tax  asset
--------------------

     At September 30, 2008, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $21,000,000 and $7,000,000, respectively, that expire through 2025. Approximately, $17,000,000 of federal net operating loss carry-forwards expire between 2010 and 2012. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly. Due to the Company's record of profitability, the acquisition of ICS, and the unprecedented amount of new opportunities in the prototype and preproduction stage, the Company increased its projection for profitability for future periods and increased its estimate of probability that it will attain those profit levels; thereby reducing its valuation allowance on its deferred tax asset.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets including goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets not previously recorded. The Company applies Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the costs of certain intangible assets are no longer subject to amortization. These costs are reviewed for potential impairment on an annual basis, which occurred during the first quarter of 2008. The Company determined that there was no impairment to its goodwill and other intangible assets.

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $171,000 and $77,000 for the nine and three months ended September 30, 2008, respectively, compared to $134,000 and $46,000 for the respective prior year periods. The estimated fair value of stock options granted was calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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



Results of Operations
---------------------

Three month period endedSeptember 30, 2008 v.September 30, 2007
---------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems and its ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (the "Electronics Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group"). The results of operations for the three months ended September 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective, December 31, 2007.

     Consolidated net sales for the three month period ended September 30, 2008 increased by 10.1% to $6,951,000 from $6,312,000 for the three month period ended September 30, 2007 due to the inclusion of ICS in the current period and increased sales from the Power Group. Exclusive of ICS, net sales would have decreased by 7.7%. Sales from the Electronics Group increased by 9.0%, due to the inclusion of ICS in the current period and despite lower sales from the Company's Orbit Instrument Division and Tulip subsidiary. During the second quarter, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for several modifications to a product that was under a substantial contract with many of the units scheduled for shipment during 2008. As a result of this request, deliveries have been delayed and have resulted in significantly lower than expected revenues for the operating unit. This loss of sales, along with decreased sales from the Company's Tulip subsidiary resulted in the significant decrease in sales for the Electronics Group despite the inclusion of ICS. Sales from the Power Group increased by 23.3% for the quarter as compared to the prior year and is currently on track for a record year in bookings and revenue.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2008 decreased to 39.4% from 41.7% for the three month period ended September 30, 2007. This decrease resulted from a lower gross profit from the Company's Electronics Group due to a decrease in sales from both the Orbit Instrument Division and Tulip and despite a higher gross profit from the Power Group principally due to increased sales and to product mix.

     Selling, general and administrative expenses increased by 18.5% to $2,508,000 for the three month period ended September 30, 2008 from $2,117,000 for the three month period ended September 30, 2007 principally due to the inclusion of ICS's selling, general and administrative costs of $403,000 in the current period. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2008 increased to 36.1% from 33.5% for the three month period ended September 30, 2007 principally due to the aforementioned increase in costs along with the reduction in sales from the Electronics Segment.

     Interest expense for the three months ended September 30, 2008 slightly increased to $79,000 from $76,000 for the three months ended September 30, 2007 due to an increase in the amounts owed to lenders in the current period due to the acquisition of ICS and despite a decrease in interest rates.

     Investment and other income for the three month period ended September 30, 2008 decreased to $71,000 from $116,000 for the three-month period ended September 30, 2007 principally due to a decrease in the amounts invested during the current period and to a decrease in interest rates.

     Net income before income tax provision decreased to $223,000 for the three months ended September 30, 2008 compared to $553,000 for the three months ended September 30, 2007. The decrease in income was principally due to the decrease in sales from both the Orbit Instrument Division and Tulip, a decrease in gross profit, an increase in selling, general and administrative expenses, a decrease in investment and other income and despite increased revenues and profitability from the Power Group.

     The income tax provision for the three months ended September 30, 2008 was $8,000 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended September 30, 2008 was $215,000 compared to net income of $553,000 for the three months ended September 30, 2007.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended September 30, 2008 decreased to $501,000 for the three months ended September 30, 2008 compared to $770,000 for the three months ended September 30, 2007. Listed below is the EBITDA reconciliation to net income:

                                        Three  months  ended
                                           September  30,
                                    2008                     2007
                                    ----                     ----

Net  income                      $  215,000                $553,000
Interest  expense                    79,000                  76,000
Income  tax  expense                  8,000                       0
Depreciation  and  amortization     199,000                 141,000
                                    -------                 -------
EBITDA                              $501,000               $770,000
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

Nine month period endedSeptember 30, 2008 v.September 30, 2007
--------------------------------------------------------------

     Consolidated net sales for the nine month period ended September 30, 2008 increased by 4.0% to $19,434,000 from $18,686,000 for the nine month period ended September 30, 2007 due to the inclusion of ICS in the current period and increased sales from the Power Group and despite lower sales from the Company's Orbit Instrument Division and Tulip subsidiary. Exclusive of ICS, net sales would have decreased by 15.4%. Sales from the Electronics Group decreased by 2.4% despite the inclusion of ICS in the current nine month period. During the current period, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for several modifications to a product that was under a substantial contract with many of the units scheduled for shipment during 2008. As a result of this request, deliveries have been delayed and have resulted in significantly lower than expected revenues for the operating unit. In addition, the Orbit Instrument Division also experienced an unrelated customer delivery issue in the first quarter of 2008 that resulted in a shipment shortfall for that period, which has still not been resolved at September 30, 2008. The Company still expects this issue to be resolved by either year-end or the first quarter of 2009. This loss of sales, along with decreased sales from the Company's Tulip subsidiary resulted in the decrease in sales for the Electronics Group despite the inclusion of ICS in the current period. Sales from the Power Group increased by 21.5% for the current nine month period compared to the prior year as the segment is currently on track for a record year of revenue and profitability.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2008 decreased to 39.6% from 43.3% for the nine month period ended September 30, 2007. This decrease resulted from a lower gross profit from the Company's Electronics Group due to a decrease in sales from both the Orbit Instrument Division and Tulip and despite a higher gross profit from the Power Group principally due to increased sales and to a less favorable product mix.

     Selling, general and administrative expenses increased by 18.0% to $7,757,000 for the nine month period ended September 30, 2008 from $6,576,000 for the nine month period ended September 30, 2007 principally due to the inclusion of ICS's selling, general and administrative costs of $1,245,000 in the current period. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2008 increased to 39.9% from 35.2% for the nine month period ended September 30, 2007 principally due to the aforementioned increase in costs along with the reduction in sales from the Electronics Segment.

     Interest expense for the nine months ended September 30, 2008 slightly increased to $261,000 from $258,000 for the nine months ended September 30, 2007 due to an increase in the amounts owed to lenders in the current period due to the acquisition of ICS that was offset by a decrease in interest rates.

     Investment and other income for the nine month period ended September 30, 2008 decreased to $249,000 from $371,000 for the nine-month period ended September 30, 2007 principally due to a decrease in the amounts invested during the current period and to a decrease in interest rates.

     Loss before income tax provision was $65,000 for the nine months ended September 30, 2008 compared to income before tax provision of $1,628,000 for the nine months ended September 30, 2007. The decrease in income was principally due to the decrease in sales from both the Orbit Instrument Division and Tulip, a decrease in gross profit, an increase in selling, general and administrative expenses, a decrease in investment and other income and despite increased revenues and profitability from the Power Group.

The income tax provision for the nine months ended September 30, 2008 was $15,000 compared to $25,000 for the nine months ended September 30, 2007 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net loss for the nine months ended September 30, 2008 was $80,000 compared to net income of $1,603,000 for the nine months ended September 30, 2007.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the nine months ended September 30, 2008 decreased to $819,000 for the nine months ended September 30, 2008 compared to $2,305,000 for the nine months ended September 30, 2007. Listed below is the EBITDA reconciliation to net income:

                                          Nine  months  ended
                                            September  30,
                                     2008                     2007
                                     ----                     ----

Net  (loss)  income             $  (80,000)            $1,603,000
Interest  expense                   261,000               258,000
Income  tax  expense                 15,000                25,000
Depreciation  and  amortization     623,000               419,000
                                    -------               -------
EBITDA                             $819,000            $2,305,000
                                    =======            ==========

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital decreased to $16,891,000 at September 30, 2008 compared to $18,167,000 at December 31, 2007. The ratio of current assets to current liabilities was 3.5 to 1 at September 30, 2008 compared to 4.1 to 1 at December 31, 2007.

     Net cash used in operations for the nine month period ended September 30, 2008 was $1,767,000, primarily attributable to the net loss for the period, the non cash deferred income, an increase in accounts receivable, inventory and costs and estimated earnings in excess of billings, a decrease in income taxes payable and despite the non cash amortization of intangible assets and depreciation and the increase in accounts payable and customer advances. Net cash provided by operations for the nine-month period ended September 30, 2007 was $77,000, primarily attributable to the net income for the period, the non-cash amortization of intangible assets and stock based compensation and deferred tax expense that was partially offset by the increase in accounts receivable and inventory, the decrease in customer advances and deferred tax income.


Cash  flows  provided  by  investing  activities for the nine month period ended
September 30, 2008 was $828,000, primarily attributable to the sale of marketable securities that was partially offset by the purchase of marketable securities, the purchase of property and equipment and additional costs associated with the ICS acquisition. Cash flows used in investing activities for the nine-month period ended September 30, 2007 was $321,000, attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities.
     Cash flows used in financing activities for the nine month period ended September 30, 2008 was $1,086,000, primarily attributable to the repayment of long term debt and the Company's line of credit and purchases of treasury stock that was partially offset from loan proceeds from the line of credit. Cash flows used in financing activities for the nine-month period ended September 30, 2007 was $885,000, attributable to the repayments of long term debt that was partially offset by the issuance of long term debt and stock option exercises.

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip and its manufacturing affiliate("The Tulip Term Loan"). In December 2007, the Company entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS("The ICS Term Loan"). In connection with the new Term Loan entered into in December 2007, the interest rates on both Term Loan Agreements and the credit facility were amended to equal a certain percentage plus the one month LIBOR depending on a matrix related to a certain financial covenant. At September 30, 2008, the interest rate was equal to the sum of 1.50% plus the one-month LIBOR (3.93% at September 30, 2008). The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month.

As a result of lower profitability related to customer shipping delays described above, the Company was not in compliance with two of its financial covenant ratios at September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009 the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as the cost to the Company for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the Tulip Term Loan and Tulip Shareholder Note, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and Line of Credit was increased to the sum of 2.25% plus the one month LIBOR.

During the third quarter and into October 2008, due to the worldwide credit crisis, there was a significant increase in LIBOR and the Company incurred increased interest expense near the end of the third quarter and in October, 2008. However, LIBOR rates have begun to decrease and are currently below rates in effect prior to when the credit crisis began. As a result, the interest rate increase referenced above may be mitigated somewhat by the decrease in LIBOR rates.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime plus 2.00% (5.00% at September 30, 2008). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender("Tulip Shareholder Note"). Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period along with accrued interest at a rate of 1.50% plus the one-month LIBOR.

          The Company's contractual obligations and commitments as of September 30, 2008, are summarized as follows:
                                      Less  than       1-2              3-5
                       Total          One  Year        Years           Years
                       -----          ----------       ------          ------
Long-term  debt      $7,250,000       $1,777,000      $3,330,000     $2,143,000
Note  Payable-bank      993,000          993,000           -               -
Employment
 Contracts            4,227,000        1,962,000       2,265,000           -
Operating  leases     3,285,000          769,000       1,402,000      1,114,000
                      ---------          -------       ---------      ---------
Total  contractual
Obligations         $15,755,000       $5,501,000      $6,997,000     $3,257,000
                    ===========       ==========      ==========     ==========

In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions. During the three month period ended September 30, 2008, the Company repurchased approximately 26,000 shares of its common stock at an average purchase price of $4.17 per share. Total cash consideration for the repurchased stock was approximately $109,000. From August 2008 through November 13, 2008, the Company purchased approximately 90,000 shares of its common stock for total cash consideration of $289,000 representing an average purchase price of $3.21 per share.


The Company's existing capital resources, including its bank credit facilities and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     During the second quarter, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for the immediate development of certain modifications to a product for the Division. This "out of scope" support has caused a delay in a significant amount of shipments scheduled throughout 2008 which resulted in a decrease in revenue and profitability for the nine month period ended September 30, 2008 and will have an adverse effect on annual revenues and profitability for 2008. The Division is working closely with this customer and shipment of some of the units commenced in the third quarter. However, a significant number of units scheduled for shipment by December 31, 2008 will not be shipped until 2009. This includes certain purchase orders for this product that were expected in the third quarter but have not yet been received. The Company still expects this purchase order and these orders are covered under a Long Term Agreement with the customer. In addition, the Orbit Instrument Division also experienced an unrelated customer delivery issue in the first quarter of 2008 that resulted in a shipment shortfall for that period, which was not resolved by September 30, 2008. The Company expects this issue to be resolved either by year-end or the first quarter of 2009. These shipment delays, along with reduced revenue from the Company's Tulip subsidiary have had an adverse effect on the Company's Electronics Group which may carry into 2009.

In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 2009 the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The Company expects to be in compliance with its revised financial covenant ratios although there is no assurance that it will be in compliance for these future periods.

     The Power Group is currently on track for a record year of bookings and revenue. The commercial division of the Power Group has historically been vulnerable to a weak economy. However, bookings in the commercial division are being sustained and bookings from the custom division remain fairly strong. However, due to the current credit crisis and the possible effect on capital spending, it is uncertain that this trend will continue into 2009.

     In April 2005, the Company completed the acquisition of Tulip and its operations became part of the Company's Electronics Group. In December 2007, the Company completed the acquisition of ICS which also became part of the Electronics Group. The Company's Electronics Group and the Custom Division of its Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and the Company has benefited from an increased defense budget. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, the Company has normally found it difficult to predict the timing of such awards. In addition, the Company has an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain.

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

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available. In April 2005, it completed the acquisition of Tulip and in December 2007, it completed the acquisition of ICS. The Company had received offers from several financial institutions that have expressed an interest in helping the Company with acquisition financing. However, due to the recent credit crisis and other reasons, there can be no assurance it will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but there is no assurance that an acquisition will be completed over the next twelve months.

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


Internal  Control  over  Financial  reporting

     There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None
ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

 ISSUER'S  PURCHASE  OF  EQUITY  SECURITIES:

                   (a)         (b)           (c)                (d)
Period              Total      Average Price  Total Number      Maximum Number
                    Number of  Paid per       of Shares(or      (or Approximate
                    Shares(or  Share          Units) Purchased  Dollar Value)
                    Units)     (or Unit)      as part of        of Shares(or
                    Purchased                 Publicly          Units) that May
                                              Announced Plans   Yet be Purchased
                                              or Programs       Under the Plans
                                                                or Programs
--------             ---------   -----------  ----------------  ---------------
July 1-31, 2008            0             0              0                    0
August 1-31, 2008         25         $4.83             25           $3,000,000
September 1-30, 2008  26,087         $4.17         26,087           $2,891,000
                      ------       -------        -------         ------------
Total                 26,112         $4.17         26,112           $2,891,000

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


                                ORBIT INTERNATIONAL CORP.
                                ------------------------
                                Registrant


Dated:     November 19, 2008     /s/ Dennis Sunshine
                                -------------------
                                Dennis Sunshine, President,
                                Chief Executive Officer and
                                Director



Dated:     November 19, 2008     /s/Mitchell Binder
                                 ------------------
                                Mitchell Binder, Executive
                                Vice President, Chief
                                Financial Officer
                                and Director