Form 10-K
period 2008-12-31
ORBIT INTERNATIONAL CORP
filed 2009-03-31
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  DC  20549

                                  FORM  10-K
(Mark  One)

X    ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT  OF  1934  for  the  fiscal  year  ended  December  31,  2008

     or

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  for  the  transition  period  from ____ to ____

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

Registrant's  telephone  number,  including  area  code:  (631)  435-8300

Securities  registered  pursuant  to  Section  12(b)  of  the  Exchange  Act:

COMMON STOCK, $.10 PAR VALUE PER SHARE        NASDAQ CAPITAL MARKET
------------------------------------  --------------------------------------
           (TITLE OF EACH CLASS)     (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Securities  registered  pursuant  to  Section  12(g)  of  the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes               No X
                         ---
Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  Section  15(d)  of  the  Act.
     Yes                    No X
                              ---
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
   X  Yes              No
  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
            ---
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
__  Large  accelerated  filer     __ Accelerated  Filer
__  Non-accelerated  filer        X  Smaller  reporting  company
                                 ---

Indicate  by check mark whether the Registrant is a shell company (as defined in
Rule  12b-2  of  the  Act).Yes     No X
                                     ---
Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on June 30, 2008): $25,900,653

Number  of  shares  of  common stock outstanding as of March 18, 2009: 4,603,297

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2008 Annual Meeting of Stockholders.

PART  I
-------


ITEM  1.          DESCRIPTION  OF  BUSINESS

GENERAL

     Orbit International Corp. (the "Company" or "Orbit") was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp. In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp. The Company conducts its operations through its Orbit Instrument Division and its wholly owned subsidiaries, Behlman Electronics, Inc.("Behlman") and Tulip Development Laboratory, Inc. ("TDL") and its affiliated manufacturing company, TDL Manufacturing, Inc. ("TDLM")(collectively "Tulip") and Integrated Consulting Services, Inc., d/b/a Integrated Combat Systems ("ICS"), acquired effective December 31, 2007. Through its Orbit Instrument Division, which includes its wholly owned subsidiaries, Orbit Instrument of California, Inc. and Tulip, the Company is engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS, based in Louisville, Kentucky, performs systems integration for gun weapons systems and fire control interface, as well as logistics support and documentation. Behlman. is engaged in the design and manufacture of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

On December 19, 2007, the Company completed the acquisition of all of the issued and outstanding stock of ICS effective December 31, 2007. The total transaction value was approximately $6,700,000 consisting of $5,400,000 in cash, of which $4,500,000 was funded by a five year term loan from its primary lender, approximately 120,000 shares of Orbit stock valued at approximately $1,000,000 and approximately $300,000 in acquisition costs. Additionally, there is a contingent earn out of $1,000,000, payable over the next three years, based on ICS's ability to attain certain revenue levels in each year over the three year period 2008 through 2010. Such revenue level was not attained in 2008.

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


The following sets forth certain selected historical financial information relating to the Company's business segments:


                                                 December 31,
                                                 ------------
                                       2008                    2007(1)
                                     --------                  -------

Net sales (2):
---------
Electronics Group
     Domestic                      $15,678,000                 $15,503,000
     Foreign                         1,851,000                   1,162,000
                                   -----------                 -----------
Total Electronics Group            $17,529,000                 $16,665,000


Power Group
     Domestic                      $ 8,605,000                 $ 8,207,000
     Foreign                         1,516,000                   1,013,000
                                    ----------                 -----------
Total Power Group                  $10,121,000                 $ 9,220,000


Operating income (loss) (3):
-----------------------

Electronics Group                  $(6,059,000)                 $2,666,000
Power Group                        $ 1,643,000                  $1,232,000

Assets:
------

Electronics Group                  $12,888,000                 $10,504,000
Power Group                        $ 5,834,000                 $ 5,668,000

(1) Does not include the operations of ICS since the acquisition was not effective until December 31, 2007.
(2)  Includes intersegment sales.
(3) Exclusive of corporate overhead expenses, interest expense, and investment and other income- net, which are not allocated to the business segments. Includes goodwill impairment charge of $6,889,000 in 2008.

     Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 17 to the Consolidated Financial Statements appearing elsewhere in this report.



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

     Displays

     The Electronics Group, through the Orbit Instrument Division and Tulip, has designed, developed, qualified and successfully supported a number of critical programs for prime contractor and government procurement agency requirements. The Electronics Group has designed displays using Electroluminescent ("EL"), Plasma, and Liquid Crystal Display ("LCD") technologies, for military and rugged environments.

     Displays designed by Orbit's Electronics Group allow an operator, or, multiple operators to monitor and control radar systems for aircraft, helicopter, shipboard, ground based, and tracked vehicles systems on a number of critical defense electronics programs. The unique modular design technique allows Orbit's displays to provide "smart technology", consisting of high-speed graphics to operators in the most severe combat conditions. Tulip and Orbit Instrument displays are designed to meet both sunlight readable and night vision (NVIS"), and continue to operate after exposure to nuclear, biological and chemical ("NBC") environments.


     Both Orbit Instrument and Tulip have penetrated a niche defense electronics marketplace by providing avionic displays and keyboards for a number of Air Force jet fighter, bomber, surveillance and tanker refueling programs. Displays may vary from four (4) inches, up to forty five (45) inches long, incorporating multiple inputs and outputs for operator program requirements.

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

     Tulip has successfully designed and qualified an Input Device Assembly ("IDA"), which includes a fully integrated keyboard, trackball and display assembly that is worn (via Velcro), on the co-pilot's thigh during flight missions. This unique wearable system provides co-pilots with additional information that is easy to access, and does not require additional space with the cockpit environment. This allows the aircraft to actually have four bullnose systems, the last being the Tulip designed IDA thigh pad.

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

     Command  Display  Units  (CDU'S)

The Orbit Instrument Division currently has orders for command display panels that are being utilized for vehicular, shipboard and sheltered platform requirements. The display panels are flat panel technology based and include a Pentium based single board computer. Orbit designed/developed several models of the CDU to be used by U.S. Navy, U.S. Army and U.S. Marines, and the Korean and Canadian armies.

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

Power  Group

     Behlman's Commercial Power Supply Division designs and manufactures AC power sources. These products are used for clean regulated power and for frequency and voltage conversion applications. Behlman's AC power supplies are used on production lines, in engineering labs, for oil and gas exploration, on aircraft and ships (both manned and unmanned), and on related ground support systems.

Behlman's frequency converters are used to convert power from one frequency to another. They are used to test products to be exported to foreign countries from the point of origin (e.g., in the U.S., 60 Hz. is converted to 50 Hz) to test products requiring supply 400 Hz aircraft and ship power. These frequency converters are also used in rugged applications such as on airplanes to supply the 60 Hz. required by standard equipment such as computers from the 400 Hz. available on the aircraft. In addition, Behlman's products are being used for railroad signaling; its frequency converters are being manufactured for most of the passenger railroads in the United States. Behlman's power sources have power levels from 100 VA to 120,000 VA.

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

Behlman's Custom Power Supply Division designs and manufactures power supplies that use commercial-off-the-shelf (COTS) power modules to meet its customers' environmental specifications. This technique requires less engineering and produces a more reliable unit in much less time. Customers include the U.S. military services and nuclear power plant control systems manufacturers.

     Behlman also performs reverse engineering of analog systems for the United States Government or United States Government contractors to enable them to have a new supplier when the old manufacturer cannot or will not supply the equipment.

Behlman is a long time supplier to the Source Development Department of the NAVICP and has been given the opportunity to compete against prime contractors. Behlman has supplied power supplies used on a broad array of equipment including submarines, surface ships, aircraft and ground support equipment.

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

     The Electronics Group continues to provide a family of display configurations that are designed with latest state-of-the art technologies, and combines various stand alone switch panels and data input devices onto a single display. These displays provide an operator with a single source of easy to access information that supports naval consoles, aircraft cockpits, armor vehicle suites and helicopter cockpit requirements.

     The Orbit Instrument Division has designed and developed a 6.5" display, as well as a sunlight readable 20.1" display for the U.S. Navy's Carrier MCS programs. Orbit also has designed and developed an 8" display for U.S. Navy ships as part of the NBC detection program.

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

     The Electronics Group continues to target ongoing retrofit programs, which are intended to extend the life cycle of ships, aircraft, and armored vehicles. To that extent, the Orbit Instrument Division and Tulip have designed state of the art LED switch panels, keyboards, and communication panels that are form fit and replaceable for units that have exceeded their intended operational usage. In all cases, the new technological designs supporting the switch panels, keyboards, and communication panels are intended to replace Orbit units, which have been operational in combat mode for decades. As the Electronics Group continues to receive new contract awards for program opportunities, developing replacement hardware to obsolete our previously designed units will continue to be a significant part of the Group's business strategy.

     In response to market based influences ICS is planning to develop a family of shock-isolated cabinets to house both custom and COTS components. This family of cabinets will be qualified to the full spectrum of environmental criteria mandated by our Department of Defense customer base.

     Future modifications of the GCSC will incorporate touch sensitive displays, detailed built-in-test capabilities and a robust graphic interface.

Power Group

     In an effort to expand its product base, Behlman is developing new higher power inverters. These products are designed to expand Behlman's presence in the utility market and to establish a presence in the military inverter market to be used on vehicles such as Hummers.

Behlman is expanding its high power BL series to be used on new aircraft that utilize "wild frequency" systems.

Behlman is expanding its P series of low cost AC power supplies to add power factor corrected input and CE marking in order to enhance its sales to the European Community.

Behlman is developing a new line of ruggedized UPS to be used in military and high end industrial applications.

In response to customer requests, Behlman is developing COTS power supplies to be used in applications such as satellite, nuclear power plant control, sonar and fire control optics. Behlman continues to be the company of choice by certain divisions of military procurement to replace obsolete power equipment with modern COTS versions.

SALES  AND  MARKETING

     Products of the Electronics Group are marketed by the sales personnel and management of the respective operating units. Military products of the Power Group are marketed by Behlman's sales and program managers and other management personnel. Commercial products of the Power Group are sold by regional sales managers, manufacturer's representatives and non-exclusive distributors.

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

     The Electronics Group's competitive position within the electronics industry is, in management's view, predicated upon the Orbit Instrument Division's, Tulip's and ICS's manufacturing techniques, its ability to design and manufacture products which will meet the specific needs of its customers and its long-standing relationship with its major customers. (See "Major Customers" below). There are numerous companies, many of which have greater resources than the Company, capable of producing substantially all of the Company's products. However, to the Company's knowledge, none of such competitors currently produce nearly all of the products that the Electronics Segment produces.

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

MAJOR  CUSTOMERS

     Various agencies of the United States Government and BAE Systems accounted for approximately 27% and 11%, respectively, of consolidated net sales of the Company for the year ended December 31, 2008. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Company. The Company does not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of the Electronics Group are various agencies of the United States Government, BAE Systems, and General Dynamics, Inc, accounting for approximately 36%, 17%, and 10%, respectively, of the net sales of such segment for the year ended December 31, 2008. The loss of any of these customers would have a material adverse effect on the net sales and earnings of the Electronics Group.

     The major customers of the Power Group are various agencies of the United States Government and Baker Hughes Inc. accounting for approximately 12% and 10%, respectively, of the net sales of such segment for the year ended December 31, 2008. The loss of these customers would have a material adverse effect on the net sales and earnings of the Power Group.

     Since a significant amount of all of the products which the Company manufactures are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on the Company's sales and earnings.

BACKLOG

As  of  December  31,  2008  and  2007  the  Company's  backlog  was as follows:


                                             2008                     2007
                                             ----                     ----

               Electronics Group         $ 9,000,000             $9,000,000
               Power Group                 7,000,000              6,000,000
                                          -----------            ----------

                               Total     $16,000,000            $15,000,000
                                          ===========           ===========

          The backlog of the Electronics Group at December 31, 2007 included $1,600,000 of backlog attributable to ICS.

     All but approximately $600,000 of the backlog at December 31, 2008, represents backlog under contracts that are expected to be shipped during 2009.

     The backlog at December 31, 2008 and December 31, 2007 does not include approximately $1,100,000 and $3,800,000, respectively, of orders not yet received under a Master Order Agreement received from a customer whereby the Company was authorized to procure material to complete such orders.

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

During the year ended December 31, 2007, the Power Group was a subcontractor to a prime contractor on a program that was terminated by the U.S. Government, under which the Company recovered all its costs of approximately $200,000 during the current year ended December 31, 2008. No other material terminations of contracts of either the Electronics Group or the Power Group at the convenience of the U.S. Government occurred during the years ended December 31, 2008 and 2007.

A significant portion of the Company's revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. The Company believes that adjustments to such revenues, if any, will not have a material adverse effect on the Company's financial position or results of operations.

RESEARCH  AND  DEVELOPMENT

     The Company incurred approximately $1,398,000 and $1,203,000 of research and development expenses during the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company recognized revenue of approximately $649,000 and $690,000, respectively, for customer funded research and development.

PATENTS

     The Company does not own any patents which it believes are of material significance to its operations.

EMPLOYEES

     As of March 13, 2009, the Company employed 146 persons, all on a full-time basis except for two part-time employees. Of these, the Electronics Group employed 93 people, consisting of 27 in engineering and drafting, 6 in sales and marketing, 19 in direct and corporate administration and the balance in production. The Power Group employed 53 people, consisting of 15 in engineering and drafting, 7 in sales, 3 in direct and corporate administration and the balance in production.

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



RISKS  RELATING  TO  THE  COMPANY

WE ARE HEAVILY DEPENDENT UPON THE CONTINUANCE OF MILITARY SPENDING AS A SOURCE OF REVENUE AND INCOME.

     A significant amount of all the products we manufacture are used in military applications. The attacks of September 11, 2001 and subsequent world events have led the U.S. Government to increase the level of military spending necessary for domestic and overseas security. However, due to the current financial crisis, the U.S. Government has directed vast amounts of funds to support those areas of our economy that are under considerable strain. Due to budget constraints, these actions could potentially have an adverse impact on the level of future defense spending. We are heavily dependent upon military spending as a source of revenues and income. Accordingly, any substantial future reductions in overall military spending by the U.S. Government could have a material adverse effect on our sales and earnings.

TIGHT  LENDING  CONDITIONS  COULD  AFFECT  OUR  OPERATIONS.

     As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, the Company was not in compliance with two of its financial covenants at September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The Company was in compliance with all its financial covenants at December 31, 2008. However, as a result of the recent financial crisis, all lending institutions have re-evaluated their lending conditions and existing loans are under greater scrutiny. In addition, our primary lender Merrill Lynch Commercial Finance Corp. is now owned by Bank of America and with this change of ownership and accompanying losses it is more uncertain whether any covenant defaults will be waived in the future. Accordingly, in the event that the Company incurs a reduction in expected profitability in the future that causes another covenant default, there is no assurance that its lender will waive such covenant default or renegotiate the financial covenants. In addition, they could impose severe restrictions on how the Company would operate its business as well as higher lending costs which could further reduce profitability.

CURRENT WORLDWIDE ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

     Current worldwide economic conditions which may still worsen, make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities which, among other things, caused us to stop issuing guidance forecasts. Such economic conditions could cause both government and commercial customers to extend deliveries on existing contracts. We cannot predict the timing or duration of the current economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the United States. If there is further economic deterioration, our business, financial condition, and results of operations could be materially and adversely affected. Additionally, our stock price has continued to decrease from the lack of investor confidence in the securities markets which have been negatively impacted by the worldwide economic downturn.

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

WE ARE DEPENDENT ON CERTAIN OF OUR CUSTOMERS AND WE DO NOT HAVE ANY LONG-TERM CONTRACTS WITH THESE CUSTOMERS.

          Various agencies of the United States Government and BAE Systems accounted for approximately 27%, and 11%, respectively, of consolidated net sales of the Company for the year ended December 31, 2008. Various agencies of the U.S. Government, BAE Systems and General Dynamics, Inc. accounted for approximately 36%, 17% and 10%, respectively, of the net sales of our Electronics Group for the year ended December 31, 2008. Various agencies of the U.S. Government and Baker Hughes Inc. accounted for approximately 12%, and 10%, respectively, of the net sales of our Power Group for the year ended December 31, 2008. We do not have any significant long-term contracts with any of the above-mentioned customers. The loss of any of these customers would have a material adverse effect on our net sales and earnings. Due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. However, the sales to many of our prime contractors may consist of sales to various units or divisions within that Company.

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

WE  MAY  NOT  BE  SUCCESSFUL  IN  OUR  EXPANSION  EFFORTS.

          Part of our business strategy is to expand our operations through strategic acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available, although there was increased competition among private equity firms and other entities seeking similar type acquisitions. In April 2005, we completed the acquisition of Tulip and in December 2007, we completed the acquisition of ICS. However, due to current economic conditions and the financial crisis, it will be increasingly difficult to secure financing in the event we should identify a suitable acquisition candidate. Even if we were able to obtain the necessary financing to complete additional acquisitions, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. Furthermore, there can be no assurance we will be able to successfully complete the integration of any future acquired business and that such acquisition will be profitable and enable us to grow our business.

WE MAY NOT RECOVER ALL COSTS RESULTING FROM EARLY TERMINATION OF UNITED STATES GOVERNMENT CONTRACTS

          Orders under United States Government prime contracts or subcontracts are customarily subject to termination at the convenience of the U.S. Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor. The Company may commit significant funds for non-recurring costs associated with a contract. Upon an early termination the Company may not recover a significant portion of such non-recurring costs. Although the one early termination of a U.S. Government contract during the last two years did not have a material adverse affect on the Company's business or financial condition, there can be no assurance this will not occur in the future.


WE  HAVE  HAD  AND  MAY  CONTINUE  TO  HAVE  IMPAIRMENT  OF  GOODWILL

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company concluded an impairment charge of $6,889,000 should be taken at December 31, 2008 in connection with the recorded goodwill arising from its acquisitions made between 2005 and 2007. This impairment charge was also driven by a decrease in the Company's market capitalization caused by current economic conditions and the financial crisis. If estimates or their related assumptions used in the current testing change in the future, or should the Company's market capitalization decrease further due to deteriorating market conditions, the Company may be required to record further impairment charges for those assets not previously recorded.


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

          Not  applicable,  as  the  Company  is  a  smaller  reporting company.



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

     In December 2007, Behlman entered into a new lease for a 2,000 square foot facility at 2363 Teller Road, Unit 108, Newbury Park, California, which is used as a selling office for all of the Company's operating units. The five year lease provides for monthly payments of approximately $2,100 with annual increases of approximately 3%. The lease provides for an option to renew for an additional five years at a monthly rent equal to the rent charged for comparable space in the geographical area.




On April 4, 2005, Tulip entered into a five-year lease for 19,000 square feet at 1765 Walnut Drive, Quakertown, Pennsylvania, which is used for manufacturing, engineering and administration. The facility is operating at full capacity. The lessor of this facility is a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The lease provides for monthly payments of $9,100 for the first year and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. Tulip is currently seeking to relocate to a larger facility in the same geographic area.

ICS operates out of two facilities in Louisville, KY, one of which is used for engineering, logistics and administration and the other for manufacturing. In December 2008, ICS entered into a new lease for engineering, logistics and administration for approximately 14,000 square feet and provides for monthly payments of approximately $5,900 through March 2009 and increases to approximately $6,800 per month from April 2009 through March 2014 and includes an option to extend the lease for an additional five years at approximately $8,400 per month. The facility is currently operating at approximately 65% of capacity. The lease for manufacturing space is for approximately 13,000 square feet and provides for monthly payments of approximately $4,300. The lease expires in March 2009 and includes an option to extend the lease for an additional five years at 115% of the current rent(which option has been exercised). The facility is currently operating at approximately 85% of capacity. ICS also entered into a three year lease for a sales office in Virginia Beach, VA, which consists of approximately 800 square feet and provides for monthly rent of approximately $1,000. The lease expired in December 2008 and ICS did not renew it.


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



The following table sets forth the high and low sales prices of the Company's common stock for each quarter from January 1, 2007 through its fiscal year ended December 31, 2008, as reported on the Nasdaq Capital Market.





                                  HIGH                  LOW
                                  ----                  ---

2007:

First Quarter:                   $8.43                 $7.04
Second Quarter:                   9.35                  7.38
Third Quarter:                    9.67                  6.84
Fourth Quarter:                   9.30                  8.02

2008:

First Quarter:                   $9.28                 $7.43
Second Quarter:                   8.00                  6.75
Third Quarter:                    7.00                  3.75
Fourth Quarter:                   4.53                  1.12

HOLDERS
     As  of  March  12,  2009,  the  Company  had  231  shareholders  of record.
DIVIDENDS
     The Company has not paid or declared any cash dividends to date and does not anticipate paying any in the foreseeable future. The Company intends to retain earnings, if any, to support the growth of the business.



PERFORMANCE  GRAPH
     The graph below compares the cumulative total shareholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Nasdaq Stock Market-U.S. Index ("Nasdaq Composite"), Dow Jones Wilshire MicroCap and a peer group of comparable companies (the "Peer Group") selected by the Company over the same period (assuming the investment of $100 in the Common Stock, the Nasdaq Composite, Dow Jones Wilshire MicroCap. and the Peer Group on December 31, 2003, and the reinvestment of all dividends).


                              [GRAPHIC OMITTED]



                              [GRAPHIC OMITTED]


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                     AMONG ORBIT INTERNATIONAL, THE NASDAQ
                     STOCK MARKET-US INDEX AND A PEER GROUP
                                (in  dollars)
          Orbit
          International      Peer                             Dow  Jones
          Corp.              Group            Nasdaq        Wilshire  MicroCap

12/03       100.00           100.00            100.00             100.00
12/04       150.27           135.66            110.06             117.18
12/05       207.67           155.61            112.92             118.60
12/06       136.00           165.42            126.61             136.25
12/07       144.00           205.60            138.33             124.64
12/08        29.50           160.06             80.65              68.58


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


     The  following  table  sets  forth,  as  of  December  31,  2008:

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

Equity compensation plans
approved by security holders                 591,000                     $ 3.19                  277,000

Equity compensation plans not
approved by security holders                   -0-                         N/A                     -0-
                                             -------                     ------                  -------

Total                                        591,000                     $ 3.19                  277,000
                                             =======                     ======                 ========



ISSUER'S PURCHASE OF EQUITY SECURITIES:

                        (a)               (b)                  (c)                       (d)
                                                               Total Number of           Maximum Number(or
                        Total                                  Shares(or Units)          Approximate Dollar Value)
                        Number of                              Purchased as part of      of Shares(or Units) that May
                        Shares (or Units) Average Price Paid   Publicly Announced        Yet be Purchased Under the
Period                  Purchased         per Share(or Unit)   Plans or Programs         Plans or Programs
-------                 ---------         ------------------   ------------------        -----------------------------
October 1- 31, 2008       35,435               $ 3.26                35,435                     $ 2,776,000
November 1-30, 2008       71,733               $ 1.92                71,733                     $ 2,638,000
December 1-31, 2008      103,418               $ 1.62               103,418                     $ 2,470,000
                        --------               ------              --------                    --------------
Total                    210,586               $ 2.00               210,586                     $ 2,470,000

Additional information relating to the Issuer's purchase of equity securities is provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT  SALE  OF  UNREGISTERED  SECURITIES

          As previously reported by the Company on Form 8-K for December 19, 2007, approximately 120,000 shares of unregistered common stock was issued in connection with the ICS acquisition. During 2008, the Company issued 40,245 shares of unregistered restricted stock to management and key employees.

ITEM 6.     SELECTED FINANCIAL DATA

          Not  applicable,  as  the  Company  is  a  smaller  reporting company.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Executive Overview
------------------

     The results of operations for the year ended December 31, 2008 include the results of ICS which was acquired effective December 31, 2007. Although the Company recorded excellent operating results in its fourth quarter before the goodwill impairment charge, the Company recorded a decrease in operating results for the year ended December 31, 2008. In addition, after completing its impairment testing of goodwill and other intangible assets, the Company recorded an impairment charge of $6,889,000 at December 31, 2008.

Although sales increased by 5.7%, this increase was principally attributable to the inclusion ICS in the current period. Exclusive of ICS, net sales would have decreased by approximately 14.0 % principally due to decreased sales from our Instrument Division and Tulip and despite increased sales from our Power Group. Gross profit margins decreased slightly for the year ended December 31, 2008 compared to the prior year. Due to lower gross margins, higher selling, general and administrative expenses and lower investment and other income, net income for the year ended December 31, 2008 decreased to $1,012,000 from $2,632,000 for the prior year exclusive of the aforementioned goodwill impairment charge and a $130,000 and $50,000 other than temporary impairment loss in our corporate bond portfolio for the current year and prior year, respectively. Inclusive of these one-time charges, net loss for the year ended
December 31, 2008 was $6,007,000 compared to net income of $2,582,000 in the prior year.

Our backlog at December 31, 2008 was approximately $15,800,000 compared to $14,500,000 at December 31, 2007. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains high with respect to receiving many of the orders we are pursuing, although timing is always an uncertainty.

Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.4 to 1 current ratio at December 31, 2008. We currently have a $3,000,000 credit facility in place. As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, the Company was not in compliance with two of its financial covenants at September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The Company was in compliance with all of its financial covenants at December 31, 2008.

In August 2008, the Company's Board of directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through December 31, 2008, the Company repurchased approximately 237,000 shares at an average price of $2.24 per share. Total consideration for the repurchased stock was approximately $529,000. From August through March 20, 2009, the Company purchased approximately 253,000 shares of its common stock for total cash consideration of $564,000 representing an average price of $2.23 per share.


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



CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset, goodwill impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other than temporary impairment on marketable securities. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.


Inventories
-----------

     Inventory is valued at the lower of cost (specific, average and first-in, first-out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for the Company's products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although the Company makes every effort to insure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that the Company had previously deemed to be obsolete.

Deferred tax asset
------------------

     At December 31, 2008, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $20,000,000 and $7,000,000, respectively that expire through 2020. Approximately, $16,000,000 of federal net operating loss carry-forwards expire between 2010-2012. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly. Due to the Company's decrease in profitability in 2008 and a weakening economy that could affect certain portions of its business, the Company decreased its projection for profitability for future periods and decreased its estimate of probability that it will attain those profit levels; thereby increasing its valuation allowance on its deferred tax asset.


Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company concluded an impairment charge should be taken at December 31, 2008 in connection with the recorded goodwill arising from its acquisitions made between 2005 and 2007. If estimates or their related assumptions used in the current testing change in the future, the Company may be required to record further impairment charges for those assets not previously recorded.

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $250,000 for the year ended December 31, 2008. The estimated fair value of stock options granted in 2008 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

Revenue  and  Cost  Recognition
-------------------------------

     Revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased, but have not been placed in production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period. Assets related to these contracts are included in current assets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

Other  than  Temporary  Impairment
----------------------------------

     The Company currently has in excess of $1,000,000 invested in government and corporate bonds. The Company treats its investments as available for sale pursuant to SFAS No. 115 which requires the Company to assess its portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. If the impairment is determined to be other than temporary, the investment is written down to cost and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any subsequent recovery in fair value is not recognized until the security either is sold or matures. The Company uses several factors in its determination of whether an other than temporary impairment of one of its securities has occurred including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in the issuer to allow for any anticipated recovery in market value; iv) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry and v) whether interest payments continue to be made. Although the Company received all its interest payments during the current year, it took an other than temporary impairment write-down of $130,000 for the year ended December 31, 2008 consisting of bonds held in three separate issuers in which it determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry.



RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2008  vs.  Year  Ended  December  31,  2007
-----------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems and its ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (the "Electronics Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group"). The results of operations for the year ended December 31, 2008 include the operations of ICS for the entire period since the acquisition was completed effective, December 31, 2007.

     Consolidated net sales for the year ended December 31, 2008 increased by 5.7% to $27,364,000 from $25,885,000 for the year ended December 31, 2007 due to the inclusion of ICS in the current period and increased sales from the Power Group and despite lower sales from the Company's Orbit Instrument Division and Tulip subsidiary. Exclusive of ICS, net sales would have decreased by approximately 14%. Sales from the Electronics Group increased only by 5.2% despite the inclusion of ICS in the current period. During the current period, the Company's Orbit Instrument Division resumed shipments of its Remote Control Units (RCU) that had previously been placed on hold while it completed an enhanced hardware solution imposed as an additional hardware requirement by its customer. These shipment delays had adversely impacted the first and second quarters of 2008. The resumption of these deliveries contributed to a strong fourth quarter but did not make up for the shipment shortfall of the previous quarters. The Orbit Instrument Division also experienced an unrelated customer delivery issue in the first quarter of 2008 that resulted in a shipment shortfall for that period, which was resolved at December 31, 2008. This loss of sales, along with decreased sales from the Company's Tulip subsidiary resulted in a slight increase in sales for the Electronics Group despite the inclusion of ICS in the current period. Sales from the Power Group increased by 9.8% for the current year as the segment recorded a record year of bookings and revenue.

Gross profit, as a percentage of net sales, for the year ended December 31, 2008 decreased to 42.2% from 43.4% for the prior year. This decrease resulted from a lower gross profit from the Company's Electronics Group (38.7% v. 42.9%) due to a decrease in sales from both the Orbit Instrument Division and Tulip. The increase in gross profit (47.2% v. 44.3%) from the Power Group was principally due to the increase in sales and to product mix.

     Selling, general and administrative expenses increased by 19.9% to $10,469,000 for the year ended December 31, 2008 from $8,729,000 for the year ended December 31, 2007 principally due to the inclusion of ICS's selling, general and administrative costs of $1,741,000 in the current period. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2008 increased to 38.3% from 33.7% for the year ended December 31, 2007 principally due to the aforementioned increase in costs that was not commensurate with the increase in sales.

After completing the impairment testing of goodwill and other intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company concluded an impairment charge of $6,889,000 should be taken at December 31, 2008 in connection with the recorded goodwill arising from its Tulip and ICS acquisitions made in 2005 and 2007, respectively.

Interest expense for the year ended December 31, 2008 increased to $342,000 from $332,000 for the year ended December 31, 2007 due to an increase in the amounts owed to lenders in the current year due to the acquisition of ICS effective December 31, 2007, that was partially offset by a reduction in interest rates.

Investment and other income for the year ended December 31, 2008 decreased to $154,000 from $447,000 for the prior year principally due to a decrease in the amounts invested during the current year, a decrease in interest rates and a $130,000 other than temporary impairment loss related to certain corporate bonds held by the Company. For the year ended December 31, 2007, the Company had a $50,000 other than temporary impairment loss related to its corporate bond portfolio.

Loss before income tax provision was $5,987,000 for the year ended December 31, 2008 compared to income of $2,612,000 for the year ended December 31, 2007. This decrease was principally due to the goodwill impairment charge, a decrease in sales from both the Orbit Instrument Division and Tulip, the decrease in gross margins, the increase in selling, general and administrative expense, the decrease in investment and other income and despite the increase in sales and profitability from the Power Group.

Income taxes for the year ended December 31, 2008 and December 31, 2007 consist of $20,000 and $30,000, respectively, in state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net loss for the year ended December 31, 2008 was $6,007,000 compared to income of $2,582,000 for the year ended December 31, 2007.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2008 decreased to $2,070,000 from $3,505,000 for the year ended December 31, 2007. Listed below is the EBITDA reconciliation to net income:

                                              Year  ended
                                             December  31,
                                             -------------
                                       2008                   2007
                                       ----                   ----

Net  (loss)  income              $(6,007,000)            $2,582,000
Interest  expense                    342,000                332,000
Income  tax  expense                  20,000                 30,000
Goodwill  impairment               6,889,000                    -
Depreciation  and  amortization      826,000                561,000
                                 ------------           ------------
EBITDA                            $2,070,000             $3,505,000
                                  ===========            ==========

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

Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Working capital decreased to $17,136,000 at December 31, 2008 as compared to $18,167,000 at December 31, 2007. Despite the decrease in working capital, the ratio of current assets to current liabilities was 4.4 to 1 at December 31, 2008 compared to 4.1 to 1 at December 31, 2007. The reduction in working capital was principally due to the repayment of long-term debt and the purchase of treasury stock.

Net cash used in operating activities for the year ended December 31, 2008 was $1,210,000, primarily attributable to the net loss for the year, the non cash deferred income, increase in accounts receivable and inventory and decrease in accrued expenses, taxes payable and customer advances that was partially offset by the non-cash goodwill impairment charge, amortization of intangible assets, depreciation and stock based compensation, the decrease in cost and estimated earnings in excess of billings and amounts due from ICS sellers, and an increase in accounts payable. Net cash provided by operating activities for the year ended December 31, 2007 was $1,477,000, primarily attributable to net income for the period, the non-cash amortization of intangible assets, depreciation and stock based compensation and the increase in accounts payable that was partially offset by the increase in accounts receivable and inventory and the decrease in customer advances.

Cash flows provided by investing activities for the year ended December 31, 2008 was $2,257,000, attributable to the sale of marketable securities that was partially offset by the purchase of marketable securities and fixed assets, and costs associated with the ICS acquisition. Cash flows used in investing activities for the year ended December 31, 2007 was $3,846,000, attributable to the acquisition of ICS, the purchase of marketable securities and fixed assets that was partially offset by the sale of marketable securities.

Cash flows used in financing activities for the year ended December 31, 2008 was $2,543,000, primarily attributable to the repayments of long term debt and purchase of treasury stock that was partially offset from loan proceeds form the line of credit. Cash flows provided by financing activities for the year ended December 31, 2007 was $2,010,000, attributable to loan proceeds primarily related to the acquisition of ICS and stock option exercises that was partially offset by repayments of debt.

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip ("Tulip Term Loan") and its manufacturing affiliate. In December 2007, the Company entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS ("ICS Term Loan"). In connection with the new Term Loan entered into in December 2007, the interest rates on both Term Loan Agreements and the credit facility were amended to equal a certain percentage plus the one month LIBOR depending on a matrix related to a certain financial covenant. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month.

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip ("Tulip Shareholder Note") at an interest rate of prime plus 2.00% (3.25% at December 31, 2008). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period along with accrued interest pursuant to the interest terms described below.

As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, the Company was not in compliance with two of its financial covenants at September 30, 2008. In November 2008, the Company entered into amended loan agreements, whereby the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as a cost to the Company for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the Tulip Term Loan and Tulip Shareholder Note, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and line of credit was increased to the sum of 2.25% plus the one month LIBOR. At December 31, 2008, the one month LIBOR was equal to 0.44%. The Company was in compliance with all its financial covenants at December 31, 2008.

        The Company's contractual obligations and commitments are summarized as follows:

                                      Less than       1-3            4-5          After 5
Obligation               Total        1 Year          Years          Years        Years
----------               ------       -----           -----          -----        --------

Long-term debt       $ 6,806,000     $1,777,000     $3,690,000      $1,339,000        -

Note payable             399,000        399,000           -              -            -

Employment
  contracts            4,253,000      2,162,000      2,091,000            -           -

Operating leases       3,157,000        789,000      2,092,000         276,000        -
                       ---------      ---------      ---------      ----------    --------

Total contractual
    obligations      $14,615,000     $5,127,000     $7,873,000      $1,615,000        -
                    ============     ==========     ==========      ==========       ===

     The Company's existing capital resources, including its bank credit facilities and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for its operations. The Company believes that financing alternatives are available in order to fund future acquisitions.

In August 2008, the Company's Board of directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through December 31, 2008, the Company repurchased approximately 237,000 shares at an average price of $2.24 per share. Total consideration for the repurchased stock was approximately $530,000. From August 2008 through March 20, 2009, the Company purchased approximately 253,000 shares of its common stock for total cash consideration of $564,000 representing an average price of $2.23 per share.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     During the second quarter, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for the immediate development of certain modifications to a product for the Division. This "out of scope" support caused a delay in a significant amount of shipments scheduled throughout 2008 which resulted in a decrease in revenue and profitability for 2008. The Division worked closely with this customer and shipment of the units resumed in the third quarter. However, a significant number of units scheduled for shipment by December 31, 2008 will not be shipped until 2009. This includes certain purchase orders for this product that were expected in the third quarter but were not received until the end of the year. In addition, the Orbit Instrument Division also experienced an unrelated customer delivery issue in the first quarter of the current period that resulted in a shipment shortfall for that period which was resolved by year end. These shipment delays, along with reduced revenue from the Company's Tulip subsidiary have had an adverse effect on the Company's Electronics Group. Shipment delays related to engineering issues are commonplace in our industry and may, in the future, have an adverse effect on the financial performance of the Company.

     The Power Group had a record year of bookings and revenue. The commercial division of the Power Group has historically been vulnerable to a weak economy. However, bookings in the commercial division are being sustained and bookings from the custom division remain fairly strong. However, due to current economic conditions and the possible effect on capital spending, it is uncertain that this trend will continue into 2009.

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

There is no seasonality to the Company's business. The Company's revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. The Company stratifies all the opportunities it is pursuing by various confidence levels. The Company generally realizes a very high success rate with those opportunities to which it applies a high confidence level. The Company currently has a significant amount of potential contract awards to which it has applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities the Company is pursuing, it is also difficult to predict when the Company will commence shipping under these contracts. A delay in the receipt of any contract from its customer ultimately causes a corresponding delay in shipments under that contract. During 2007 and in 2008, due to shipping schedules, the Company's second half of the year was stronger than the first half.

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

     The Company is heavily dependent upon military spending as a source of revenues and income. However, even increased military spending does not necessarily guarantee the Company increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on the Company's future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives the Company some diversity and the additions of Tulip and ICS give the Electronics Segment a more diversified customer base.

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available. In April 2005, it completed the acquisition of Tulip and in December 2007, it completed the acquisition of ICS. However, due to current economic conditions and tightening of credit markets, there can be no assurance that the Company will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates but there is no assurance that an acquisition will be completed in 2009.

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

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     As of December 31, 2008, the Company had amounts due to its primary lender under three separate term loans totaling approximately $6,806,000. Interests on these term loans are equal to the sum of either 2.25% or 2.50% plus the one-month LIBOR. In addition, the Company has a $3,000,000 line of credit with the same lender at a rate equal to the sum of 2.25% plus the one-month LIBOR. The Company had approximately $399,000 in borrowings under the line of credit at December 31, 2008. During 2008, LIBOR averaged approximately 2.70% and was 0.44% at December 31, 2008.

LIBOR is based on rates that contributor banks in London offer each other for inter-bank deposits. We are subject to changes in LIBOR that are generally determined by general market and economic fluctuations. Any hypothetical increase of 1% in interest rates will result in an increase of approximately $68,000 of annual interest expense exclusive of the impact of any borrowings under the Company's line of credit.

None of the Company's variable rate of interest arrangements are hedged by any derivative instruments. The Company believes that any moderate interest rate increases will not have any material adverse effect on its results of operations, liquidity or financial position.

The Company believes that it is not subject in any material way to any other forms of market risk.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

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

     There have been no changes in our internal control over financial reporting during the three months ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


     MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) of the Securities Exchange Act of 1934.

     The Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2008, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

ITEM  9B.     OTHER  INFORMATION

     There have not been any other material changes in the Company's affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2008.


          PART  III
          ---------

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS,  AND  CORPORATE     GOVERNANCE.

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2009 Annual Meeting of Stockholders.

ITEM  11.     EXECUTIVE  COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2009 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2009 Annual Meeting of Stockholders.

ITEM  13.     CERTAIN  RELATIONSHIPS,  AND  RELATED  TRANSACTIONS  AND
DIRECTOR  INDEPENDENCE

     Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2009 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2009 Annual Meeting of Shareholders.

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

     (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

1.     Financial  Statements

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

10.8 Net lease dated as of April 4, 2005 by and between Rudy's Thermo-Nuclear Devices, as Landlord, and TDL Manufacturing, Inc. and Tulip Development Laboratory, Inc. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

10.9 Term Loan and Security Agreement dated as of April 4, 2005 between the Company and Merrill Lynch Financial Business Services Inc. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

10.10 Collateral Installment Note to Merrill Lynch Financial Business Services Inc. dated as of April 4, 2005, from the Company. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

10.11 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Kenneth J. Ice. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.12 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Michael R. Rhudy. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.13 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Julie A. McDearman. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.14 Custody, Pledge and Security Agreement, dated as of December 19, 2007, by and among Orbit International Corp. ("Pledgor"), Kenneth J. Ice, Michael R. Rhudy and Julie A. McDearman ("Pledgees"), and Phillips Nizer LLP ("Custodian"). Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.15 Form of Contingent Promissory Note (three substantially similar notes were issued) from Orbit International Corp. to Kenneth J. Ice. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.16 Form of Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Incorporated by reference to Registrant's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

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

DECEMBER 31, 2008

                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                               F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2008 and 2007                                    F-2
   Statements of Operations for the Years Ended December 31, 2008 and 2007            F-3
   Statements of Stockholders' Equity for the Years Ended December 31, 2008 and 2007  F-4
   Statements of Cash Flows for the Years Ended December 31, 2008 and 2007            F-5 - F-6
   Notes to Consolidated Financial Statements                                         F-7 - F-22

------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Board  of  Directors  and  Stockholders
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Orbit International Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/S/  MCGLADREY  &  PULLEN,  LLP
New  York,  New  York

March  31,  2009

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                                     2008                          2007
------------                                                                 --------                       ---------
Current Assets:
  Cash and cash equivalents                                              $    2,080,000                     $ 3,576,000
  Investments in marketable securities                                        1,127,000                       3,997,000
  Accounts receivable, less allowance for doubtful accounts of $145,000       6,333,000                       4,561,000
  Inventories                                                                11,536,000                      10,453,000
  Costs and estimated earnings
   in excess of billings on uncompleted contracts                                 -                             136,000
  Deferred tax asset                                                            850,000                       1,025,000
  Other current assets                                                          198,000                         331,000
                                                                            ------------                    -----------
TOTAL CURRENT ASSETS                                                         22,124,000                      24,079,000

Property and equipment, net                                                     655,000                         691,000
Intangible assets, net                                                        2,346,000                       2,969,000
Goodwill                                                                      2,909,000                       9,634,000
Deferred tax asset                                                            1,322,000                       1,678,000
Other assets                                                                    644,000                         634,000
                                                                             ----------                    -------------
TOTAL ASSETS                                                                $30,000,000                    $ 39,685,000
                                                                           =============                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term obligations                              $     1,777,000                     $ 1,777,000
  Notes payable - bank                                                          399,000                         699,000
  Accounts payable                                                            1,499,000                       1,384,000
  Income taxes payable                                                            6,000                         162,000
  Accrued expenses                                                            1,185,000                       1,395,000
  Customer advances                                                              37,000                         163,000
  Deferred income                                                                85,000                         332,000
                                                                          -------------                    -------------
TOTAL CURRENT LIABILITIES                                                     4,988,000                       5,912,000

Deferred income                                                                 257,000                         342,000
Deferred tax liability                                                            -                             595,000
Long-term obligations, net of current maturities                              5,029,000                       6,753,000
                                                                           ------------                     ------------
TOTAL LIABILITIES                                                            10,274,000                      13,602,000


Stockholders' Equity:
Common stock, $.10 par value, 10,000,000 shares authorized,
 4,772,000 and 4,724,000 shares issued at 2008 and 2007, respectively, and 4,535,000 and 4,724,000 shares outstanding at 2008 and 2007,
 respectively                                                                    477,000                         472,000
Additional paid-in capital                                                    21,032,000                      20,766,000
Treasury stock, at cost                                                         (529,000)                           -
Accumulated other comprehensive loss, net of income tax                         (125,000)                        (33,000)
Retained earnings (accumulated deficit)                                       (1,129,000)                      4,878,000
                                                                            -------------                    -----------
STOCKHOLDERS' EQUITY                                                          19,726,000                      26,083,000
                                                                            ------------                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 30,000,000                     $39,685,000
                                                                           =============                    =============

                                  See Notes to Consolidated Financial Statements


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31,                                                             2008                                2007
----------------------                                                         ----------                           ---------
Net sales                                                                    $ 27,364,000                         $25,885,000

Cost of sales                                                                  15,805,000                          14,659,000
                                                                             ------------                          ----------
Gross profit                                                                   11,559,000                          11,226,000
                                                                             ------------                          -----------
Selling, general and administrative expenses                                   10,469,000                           8,729,000

Goodwill impairment                                                             6,889,000                                -

Interest expense                                                                  342,000                             332,000

Investment and other income, net                                                 (154,000)                           (447,000)
                                                                              ------------                        ------------
Total expenses, net                                                            17,546,000                           8,614,000
                                                                              -----------                          -----------

(Loss) income before income tax provision                                      (5,987,000)                          2,612,000

Income tax provision                                                               20,000                              30,000
                                                                            --------------                        ------------
Net (loss) income                                                           $  (6,007,000)                        $ 2,582,000
                                                                            ==============                        ============

Net (loss) income per common share:

    Basic                                                                          $(1.33)                                $.59
                                                                                   =======                               =====
    Diluted                                                                        $(1.33)                                $.55
                                                                                   =======                               =====


                                  See Notes to Consolidated Financial Statements


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007
                                      COMMON STOCK                                                            OTHER
                                     10,000,000 SHARES                                                        COMPREHENSIVE
                                        AUTHORIZED          ADDITIONAL   RETAINED EARNINGS                    INCOME(LOSS),
                                  SHARES                    PAID-IN       (ACCUMULATED    TREASURY STOCK      NET OF
                                  ISSUED         AMOUNT     CAPITAL         DEFICIT)      SHARES   AMOUNT     INCOME TAX       TOTAL
                                  ---------     --------    ---------     -----------     ------    -----     -----------   --------

Balance at December 31, 2006      4,588,000   $ 459,000    $19,536,000     $2,296,000       -         -         $5,000  $22,296,000

Share-based compensation expense      -           -            180,000         -            -         -           -         180,000

Issuance of common stock for
 ICS acquisition                    120,000      12,000        983,000          -           -         -            -        995,000

Exercise of options                  16,000       1,000         28,000          -           -         -            -         29,000

Tax benefit of stock option exercise    -             -         39,000          -           -         -            -         39,000

Other comprehensive loss, net of
 income tax                             -             -             -           -           -         -        (38,000)     (38,000)

Net income                              -             -             -       2,582,000       -         -           -       2,582,000
                                    -------     --------    -----------    ----------     ------    ------     --------   ----------
Balance at December 31, 2007      4,724,000     472,000     20,766,000      4,878,000       -         -        (33,000)  26,083,000

Share-based compensation expense        -           -          250,000          -           -         -            -        250,000

Issuance of restricted stock         40,000       4,000         (4,000)         -           -         -            -             -

Exercise of options                   8,000       1,000          9,000          -           -         -            -         10,000

Tax benefit of stock option exercise    -          -            11,000         -           -         -             -         11,000

Other comprehensive loss, net of
 income tax                             -          -               -            -          -          -        (92,000)     (92,000)

Purchase of treasury stock               -         -               -            -       237,000  $(529,000)       -        (529,000)

Net (loss)                               -         -               -       (6,007,000)     -           -          -      (6,007,000)
                                  ---------    -------     ----------     -----------   --------   -------- ----------  -----------
Balance at December 31, 2008      4,772,000   $ 477,000    $21,032,000    $(1,129,000)  237,000  $(529,000)  $(125,000) $19,726,000
                                  =========   =========    ===========    ===========   =======   ========    ========  ===========




                                  See Notes to Consolidated Financial Statements


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------

YEAR ENDED DECEMBER 31,                                                                         2008               2007
-------------------------------------------------                                           ----------       ------------
Cash flows from operating activities:

  Net (loss) income                                                            $           (6,007,000)       $ 2,582,000

  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Goodwill impairment                                                                     6,889,000             -
    Share-based compensation expense                                                          250,000            180,000
    Amortization of intangible assets                                                         623,000            435,000
    Depreciation and amortization                                                             203,000            126,000
    Bond premium amortization                                                                  15,000             14,000
    Loss on disposal of fixed assets                                                           23,000              -
    Bad debts                                                                                     -                6,000
    Unrealized loss on write down of marketable securities                                    130,000             50,000
    Loss (gain) on sale of marketable securities                                               11,000            (15,000)
    Deferred income                                                                          (332,000)           (85,000)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                      (1,772,000)          (276,000)
      Increase in inventories                                                              (1,083,000)        (1,109,000)
      Decrease in costs and earnings in excess of billings                                    136,000                -
      Decrease (increase) in other current assets                                              91,000             (7,000)
      Increase in other assets                                                                (10,000)           (57,000)
      Increase in accounts payable                                                            115,000            260,000
      Decrease in customer advances                                                          (126,000)          (634,000)
      Decrease in taxes payable                                                              (156,000)            (6,000)
     (Decrease) increase in accrued expenses                                                 (210,000)            13,000
                                                                                           ----------         ----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (1,210,000)         1,477,000



Cash flows from investing activities:
    Purchase of marketable securities                                                       (1,029,000)       (1,269,000)
    Sale of marketable securities                                                            3,598,000         1,226,000
    Purchase of property and equipment                                                        (190,000)         (143,000)
    Cash paid for acquisition of ICS                                                          (122,000)       (3,660,000)
                                                                                          ------------       -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    2,257,000        (3,846,000)



Cash flows from financing activities:
  Purchase of treasury stock                                                                  (529,000)            -
  Repayments of long-term debt and note payable-bank                                        (3,943,000)       (4,268,000)
  Proceeds from issuance of long-term debt and note payable-bank                             1,919,000         6,249,000
  Proceeds from exercise of stock options                                                       10,000            29,000
                                                                                          -------------       -----------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (2,543,000)        2,010,000

(continued)

                                  See Notes to Consolidated Financial Statements


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)
------------

Net decrease in cash and cash equivalents                                                    (1,496,000)         (359,000)

Cash and cash equivalents at beginning of year                                                3,576,000         3,935,000
                                                                                         --------------       ------------
Cash and cash equivalents at end of year                                                $     2,080,000       $ 3,576,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                                                $       349,000          $358,000

  Cash paid during the year for income taxes                                            $       176,000          $ 36,000



SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

In December 2007, the Company purchased all of the capital stock of ICS for $6,700,000. In conjunction with the acquisition, net assets with a fair value of $857,000 were acquired.

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

The Company currently operates in two industry segments, the Electronics Group and the Power Group. The Electronics Group is comprised of the Company's Orbit Instrument Division ("Orbit"), its Tulip subsidiary ("Tulip"), and Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems ("ICS"). Orbit and Tulip are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. The Power Group is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial and custom power units.

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

     The Company's freight and delivery costs were $106,000 and $79,000 for the years ended December 31, 2008 and 2007, respectively. These costs are included in selling, general and administrative expenses.

     The fair value of the Company's accounts receivable approximates carrying value due to the short term nature of these amounts. The fair value of the Company's long-term obligations is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the Company's fair value of long-term obligations was not significantly different from the stated value at December 31, 2008 and 2007.

     Research and development costs are expensed when incurred. The Company expensed approximately $1,398,000 and $1,203,000 for research and development during the years ended December 31, 2008 and 2007.

     NEW  ACCOUNTING  PRONOUNCEMENTS

     In September 2006 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February
2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The Company is currently evaluating the impact the remaining provisions of SFAS No. 157 will have on its consolidated financial statements.

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


3.  ACQUISITION:
----------------

     On December 19, 2007, the Company acquired all of the issued and outstanding stock of Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems, ("ICS"). The reasons for the acquisition were the expansion of both customer and product bases, cross-marketing opportunities and the accretion to earnings. The acquisition was effective December 31, 2007. The total transaction value was approximately $6,700,000 consisting of $5,400,000 in cash, of which $4,500,000 was funded by a term loan, approximately 120,000 shares of Orbit stock valued at approximately $1,000,000 (based on the volume weighted average closing price of the Company's common stock for the twenty consecutive trading days ending December 14, 2007), and approximately $300,000 of direct costs related to the purchase of ICS. Additionally, there is a contingent earn out of $1,000,000 payable over the next three years based on ICS's ability to attain certain revenue levels over the three years. ICS did not meet that revenue level during the year ended December 31, 2008, consequently, the remaining contingent earn out at December 31, 2008 is $667,000 payable over the next two years. The ICS acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007. The operating results of ICS for the year ended December 31, 2007 are not included in the consolidated financial statements since the acquisition was not effective until December 31, 2007.


     In accordance with SFAS No. 141, Business Combinations, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions made by management. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives will be amortized on a straight-line basis over their respective estimated useful lives. Any additional goodwill relating to the remaining $667,000 contingent earn out based on ICS's ability to attain certain revenue levels over the next two years will be recorded, if necessary, in future years. The total purchase price has been allocated as follows:



     Tangible  assets  and  liabilities:
      Cash                                            $1,942,000
      Accounts receivable                                579,000
      Inventory                                          352,000
      Other current assets                               273,000
      Property and equipment                             260,000
      Other long term assets                              11,000
      Accounts payable                                  (111,000)
      Note payable                                    (1,997,000)
      Accrued expenses                                   (73,000)
      Income tax payable                                (132,000)
      Deferred income                                   (247,000)
                                                      ----------

     Total net tangible assets and liabilities           857,000

      Amortizable intangible assets:
      Customer relationships                           2,000,000
      Non-compete agreement                              100,000
      Contract backlog                                   100,000
                                                      ----------
     Total amortizable intangible assets               2,200,000

      Goodwill                                         3,663,000
                                                       ---------
     Total purchase price                             $6,720,000
                                                      ==========


The following summarized pro forma financial information presents the combined results of the Company as if the ICS acquisition had occurred as of January 1, 2007. Adjustments, which reflect amortization of purchased intangible assets, interest on debt to finance the acquisition, elimination of intercompany sales and purchases, recalculation of bonuses due to adjustments to net income, adjustment to income taxes payable, and reversal of interest expense incurred by ICS have been made to the combined results of operations for the year ended December 31, 2007. The unaudited summarized pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the acquisition occurred at the beginning of the periods presented nor does it purport to represent the results of operations for future periods.




                                          Year ended
                                          December 31,
                                             2007
                                    (Pro forma and Unaudited)
                                    -------------------------

     Net  Sales                           $31,260,000
                                         ============

     Net  Income                           3,104,000
                                           =========

     Basic  earnings  per  share             0.69
                                             ====

     Diluted  earnings  per  share           0.65
                                             ====


4.  INVENTORIES:
----------------

Inventories  consist  of  the  following:

December 31,                     2008                 2007
------------                    ------             --------

Raw materials                $  7,108,000       $  6,146,000
Work-in-progress                3,853,000          3,639,000
Finished goods                    575,000            668,000
                             ------------        -----------
                              $11,536,000       $ 10,453,000
                             ============     ==============

5.  MARKETABLE SECURITIES:
--------------------------

Marketable securities at December 31, 2008 and 2007 are summarized as follows:


                                                  Unrealized
                                    Market         Holding
December 31, 2008        Cost       Value          Losses
-----------------        ----        -----          ------
Debt Securities       $1,324,000   $1,127,000    $  (197,000)
                       =========   ==========    ============

December 31, 2007
-----------------
Equity Securities     $2,275,000   $2,275,000          -
Debt Securities        1,774,000    1,722,000      $ (52,000)
                     -----------    ---------     -----------
Total                 $4,049,000   $3,997,000      $ (52,000)
                      ==========   ==========      ==========

Maturities of marketable securities classified as available-for-sale at December 31, 2008 are as follows:

Due after one year through five years     $572,000
Due after five years through ten years     403,000
Due after ten years                        349,000
                                         ---------
                                        $1,324,000
                                        ==========

During 2008 and 2007, the Company charged $130,000 and $50,000, respectively, against investment and other income-net to record the impairment in market value of certain available-for-sale securities deemed to be other than temporary.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
----------------------------------------

     Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements. Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level  3:  Unobservable  inputs  that  are not corroborated by market data.

     In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.

     The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.


                          Total     Level  1     Level  2     Level  3
                          -----     --------     --------     --------

Debt  Securities     $1,127,000     $1,127,000   $    -      $    -
                     ----------     ----------   --------     ------

Total  Assets        $1,127,000     $1,127,000   $    -      $    -
                     ==========     ==========   ========     ======


The Company's only asset or liability that is measured at fair value on recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy.


7.  COMPREHENSIVE (LOSS) INCOME:
-------------------------------

For the years ended December 31, 2008 and 2007, total comprehensive (loss) income, net of tax was $(6,099,000) and $2,544,000, respectively. Comprehensive
(loss) income consists of net (loss) income and unrealized gains and losses on marketable securities.


8.   INTANGIBLE ASSETS AND GOODWILL:
-----------------------------------

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment.

At December 31, 2008, the Company's intangible assets other than goodwill consist of the following:

                       Estimated       Gross                             Net
                        Useful         Carrying    Accumulated         Carrying
                         Life          Value       Amortization         Value
                        -------        -------     ------------       ---------
Customer relationships  15 Years     $2,000,000    $ (133,000)       $1,867,000
Contract backlog       1-5 Years      1,750,000    (1,338,000)          412,000
Non-compete
 agreements              3 Years        415,000      (348,000)           67,000
                                      ---------    ----------         ----------
                                     $4,165,000   $(1,819,000)       $2,346,000
                                      ==========  ===========         ==========

At December 31, 2007, the Company's intangible assets other than goodwill consist of the following:
                       Estimated        Gross                          Net
                        Useful        Carrying     Accumulated         Carrying
                         Life           Value      Amortization        Value
                        -------         -------    ----------          --------
Contract relationships  15 Years     $2,000,000   $     -            $2,000,000
Contract backlog       1-5 Years      1,750,000      (907,000)          843,000
Non-compete
 agreements              3 Years        415,000      (289,000)          126,000
                                     ----------    ----------       -----------
                                     $4,165,000   $(1,196,000)       $2,969,000
                                      =========    ===========       ==========

Amortization expense for the next five years is expected to be as follows:

     Year ending December 31,

     2009          497,000
     2010          250,000
     2011          133,000
     2012          133,000
     2013          133,000


The Company recognized amortization expense of $623,000 and $435,000 for the years ended December 31, 2008 and 2007.

The Company performed its annual impairment test of goodwill and other intangible assets pursuant to SFAS 142. The methods used to determine the fair value of the Company's reporting units were an income approach (discounted cash flow analysis based on financial and operating projections) and a market approach (comparison of financial data for publicly traded companies engaged in similar lines of business). After completing the impairment testing of goodwill and other intangible assets, it was determined that the fair value of the Company's Tulip and ICS reporting units, acquisitions made in 2005 and 2007, respectively, were below their carrying values of goodwill. Consequently, the Company concluded an impairment charge of $6,889,000 should be taken at December 31, 2008.

9.  PROPERTY  AND  EQUIPMENT:
-----------------------------

Property and equipment at cost , consists of the  following:

December 31,                                    2008            2007
------------                                   -----           -----

Leasehold improvements                  $     274,000       $  206,000
Computer equipment                            487,000          429,000
Machinery and equipment                     1,421,000        1,384,000
Autos                                         101,000          101,000
Furniture and fixtures                        677,000          675,000
                                           -----------      ----------
                                            2,960,000        2,795,000
Accumulated depreciation and amortization  (2,305,000)      (2,104,000)
                                         ------------     ------------
                                        $     655,000      $   691,000
                                        =============     ============
       The Company recognized depreciation and amortization expense of $203,000 and $126,000 for the years ended December 31, 2008 and 2007, respectively.




10.  DEBT:
------------

     The Company has a credit agreement and three term loan agreements with the same commercial lender. In November 2008, the Company entered into an amended $3,000,000 credit facility secured by accounts receivable, inventory and property and equipment ("Line of Credit"). The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility bear interest equal to the sum of 2.25%, plus the one-month LIBOR (0.44% at December 31, 2008). Outstanding borrowings under the facility were $399,000 at December 31, 2008.

The  Company's  long-term  debt  obligations  are  as  follows:
December 31,                                                                                  2008                 2007
--------------                                                                             ---------            ---------
Term loan agreement, collateralized by all business assets
of the Company, used to finance the acquisition of Tulip
("Tulip Shareholder Note"). Payable in thirty (30) monthly
payments of approximately $35,000. The loan bears interest
 equal to the one-month LIBOR rate (0.44% at December
 31, 2008) plus 2.50%.                                                                      $455,000               $875,000

Term loan agreement, collateralized by all business assets
 of the Company, used to finance the acquisition of Tulip
("Tulip Term Loan"). Payable in fifty-nine (59) monthly
principal payments of approximately $60,000 and a sixtieth
 payment of approximately $1,488,000 in 2010. The loan
 bears interest equal to the one-month LIBOR rate (0.44% at
 December 31, 2008) plus 2.50%.                                                            2,440,000              3,155,000


Term loan agreement, collateralized by all business assets
 of the Company, used to finance the acquisition of ICS
 ("The ICS Term Loan"). Payable in fifty-nine (59) monthly
 payments of approximately $54,000 and a sixtieth (60th)
 payment of approximately $1,339,000 in 2013. The loan
 bears interest equal to the one-month LIBOR rate (0.44%
at December 31, 2008) plus 2.25%.                                                          3,911,000              4,500,000
                                                                                        ------------         ---------------

                                                                                           6,806,000              8,530,000
Less: current portion                                                                      1,777,000              1,777,000
                                                                                        ------------         --------------
                                                                                          $5,029,000             $6,753,000
                                                                                        ============         ==============


     Principal  payments  due  on  the  Company's long-term debt are as follows:

Year ending December 31,

     2009                   $1,777,000
     2010                    2,404,000
     2011                      643,000
     2012                      643,000
     2013 and thereafter     1,339,000
                            ----------
                           $ 6,806,000
                          ============

The Company was not in compliance with two of its financial covenant ratios as of September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial covenant ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as the cost to the Company for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the Tulip Term Loan and Tulip Shareholder Note, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and Line of Credit was increased to the sum of 2.25% plus the one month LIBOR. The Company was in compliance with all of its financial covenant ratios at December 31, 2008.


11.  STOCK-BASED COMPENSATION PLANS:
------------------------------------

The Company has various stock-based compensation plans, which provide for the granting of nonqualified and incentive stock options, as well as restricted stock awards to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees, stock options and restricted stock awards, to acquire up to 1,891,000 common shares. Additionally, the plans authorize the granting to nonemployee directors of the Company options to acquire up to 125,000 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant and all options expire ten years after granted. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee with vesting ranging from one to ten years. Generally the awards vest based upon time-based conditions. Stock option exercises are funded through the issuance of the Company's common stock. Stock compensation expense for the years ended December 31, 2008 and 2007 was $250,000 and $180,000, respectively.


The  following  table  summarizes  activity  in  stock  options:

December 31,                     2008                           2007
------------       ----------------------------------    --------------------
                                          Average
                              Weighted-   Remaining                   Weighted-
                              Average     Contractual                 Average
                              Exercise    Term                        Exercise
                    Options   Price       (in years)       Options    Price
                    -------  ---------   ----------       --------   ----------
Outstanding at
 beginning of year   599,000    $3.15          4          607,000       $3.03

Granted                9,000     7.51          9            9,000        8.93

Forfeited             (9,000)    5.94          -           (1,000)       7.11

Exercised             (8,000)    1.26          -          (16,000)       1.92
                     --------   -----       ------       --------     -------
Outstanding at end of
 year                 591,000   $3.19          4          599,000       $3.15
                      =======   =====        ====         =======       =====
Outstanding
 exercisable at end
 of year              582,000   $3.13          4          590,000        $3.06
                      =======   =====        ====       =========       ======
Weighted-average fair
 value of options
 granted during
 the year                       $3.06                                    $3.82
                                =====                                   ======

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:


                 Options  Outstanding                   Options  Exercisable
          ------------------------------------------    ---------------------
                                Weighted-
                                average     Weighted-               Weighted-
                                Remaining   average                 average
   Range  of       Number       Contractual Exercise    Number      Exercise
Exercise  Prices   Outstanding  Life/Years  Price       Exercisable Price
---------------    ----------   ------      ------      --------    ---------
$ .60  -  $1.07     170,000     2.00        $1.06        170,000     $1.06
$1.26  -  $1.62      17,000     1.00        $1.38         17,000     $1.38
$1.92  -  $2.04     143,000     6.00        $1.92        143,000     $1.92
$3.01  -  $3.70       4,000     4.00        $3.61          4,000     $3.61
$4.51  -  $9.07     257,000     5.00        $5.41        248,000     $5.34
---------------   ----------   -------      -----      ---------    -------
$ .60  -  $9.07     591,000     4.00        $3.19        582,000     $3.13
===============   =========    =====        ======      ========     ======


At December 31, 2008, 277,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights.

At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $127,000. At December 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was $3,301,000. The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was approximately $30,000 and $108,000, respectively.

The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock option grants issued during the following periods were as follows:

December  31,                                  2008                   2007
-------------                               --------           ------------

Expected  Volatility                    49.16%  to 49.62%     50.05%  to  51.19%

Risk-free interest rate                  3.70%  to  4.16%              5.00%

Expected  term  of  options (in years)          3.6                     3.6

Dividend  Yield                                  -                       -

Expected volatility assumptions utilized for 2008 and 2007 were based on the volatility of the Company's stock price for 3.6 years prior to grant date. The risk-free rate is derived from the 10 year U.S. treasury yield on grant date. Expected life for 2008 and 2007 was based on prior history of option activity. Dividend yield is based on prior history of cash dividends declared.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2008:

                              Number  of        Weighted-Average
                                Shares          Grant-Date  Fair  Value
                                ------          -----------------------

Nonvested  stock  options
 at  January  1,  2008          9,000               $3.82

Granted                         9,000                3.06

Vested                         (8,000)               3.81

Forfeited                      (1,000)               3.92
                                -----                ----

Nonvested  stock  options
 at  December  31,  2008        9,000               $3.06
                                =====              ======

At December 31, 2008, there was approximately $10,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next six months.

The Company's stock based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the year ended December 31, 2008, approximately 40,000 shares of restricted stock were awarded to senior management under the 2006 Employee Stock Incentive Plan. As of December 31, 2008, the Company had unearned compensation of $1,040,000 associated with all of the Company's restricted stock awards.


12.  EMPLOYEE BENEFIT PLAN:
--------------------------

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

The Company contributed approximately $235,000 and $237,000 to the plan during the years ended December 31, 2008 and 2007, respectively.

13.  INCOME  TAXES:
--------------------

     The Company utilized net operating loss carryforwards to offset income taxes except for a $20,000 state income tax expense in Kentucky for the year ended December 31, 2008 and a $30,000 state income tax expense in Pennsylvania for the year ended December 31, 2007.

     At December 31, 2008 and 2007, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $20,000,000 and $7,000,000, respectively, at December 31, 2008. The net operating loss carry-forwards expire through 2020. Approximately, $16,000,000 of Federal net operating loss carry-forwards expire between 2010-2012.


     The Company recognized a $595,000 deferred tax benefit for the year ended December 31, 2008 due to the reversal of the Company's deferred tax liability relating to its goodwill. The Company's goodwill impairment charge for the year ended December 31, 2008 resulted in a deferred tax asset for the timing difference of its goodwill. The Company also recorded a net deferred tax expense of $595,000 due to the reversal of timing differences, utilization of net operating losses and an increase to its valuation allowance on its deferred tax asset. The increase in its valuation allowance was due to the Company's decrease in confidence in attaining projected future profitability.


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

The reconciliation of income tax computed at the U.S. federal and state statutory tax rates to income tax expense is as follows:

December 31,                                             2008              2007
                                                        ------           ------
Tax at U.S. statutory rates                             (34.0%)           34.0%
State taxes                                               2.0%             7.0
Change in valuation allowance                            32.0%               -
Utilization of net operating loss carryforward             -             (40.0)
                                                       -------         --------
                                                           -               1.0%
                                                       =======         ========
The deferred tax asset is comprised of the following:

December 31,                                             2008              2007
------------                                            -----             -----

Alternative minimum tax credit carry-forward        $  573,000       $  573,000

Net operating loss and capital loss carryfowards
 (including pre-acquisition net operating loss
 carry-forwards)                                     6,972,000        7,399,000

Temporary differences in bases of assets and liabilities:

  Accounts receivable and inventory                    203,000          176,000
  Accrued expenses                                     212,000          140,000
  Stock-based compensation                              49,000           36,000
  Goodwill                                           1,677,000              -
  Intangible assets                                    432,000          305,000
  Deferred revenue                                     125,000          157,000
  Property and equipment                              (101,000)         (53,000)
                                                    ----------       ----------
                                                     2,597,000          761,000
                                                    -----------      -----------

Total deferred tax asset                            10,142,000        8,733,000

Valuation allowances                                (7,970,000)      (6,030,000)
                                                   -----------      ------------
Net deferred tax asset                              $2,172,000       $2,703,000
======================                              ==========     ============

Deferred tax liability-goodwill                          -            $(595,000)
===============================                      ==========      ===========

Deferred income taxes are included in the accompanying balance sheet as follows:



                                                 2008                   2007
                                                 ----                   ----
Current asset                                 $850,000              $1,025,000
Long-term asset                              1,322,000               1,678,000
Long-term liability                               -                   (595,000)
                                             ----------            -----------
                                            $2,172,000              $2,108,000
                                            ===========             ===========

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of adoption to the Company's consolidated financial position, results of operations or cash flows for the years ended December 31, 2008 and 2007. The Company's policy is to recognize any interest expense and penalties related to potential income tax matters as a component of income tax expense.


14.  SIGNIFICANT  CUSTOMERS  AND  CONCENTRATIONS  OF  CREDIT  RISK:
-------------------------------------------------------------------

Sales to significant customers accounted for approximately 38% (27% and 11%) and 36% (14%, 12% and 10%) of the Company's consolidated net sales for the years ended December 31, 2008 and 2007, respectively.

Significant customers of the Company's Electronics Group accounted for approximately 63% (36%, 17% and 10%) and 71% (20%, 15%, 15%, 11% and 10%) of the
Electronics Group's net sales for the years ended December 31, 2008 and 2007, respectively.

Significant customers of the Company's Power Group accounted for approximately 22% (12% and 10%) and 26% (16% and 10%) of the Power Group's net sales for the years ended December 31, 2008 and 2007, respectively.

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

15.  LEASING ARRANGEMENTS:
--------------------------

     The Company entered into a sale-leaseback of its operating facility in 2001. The initial term of the operating lease expires in 2013 and may be extended by the Company at its option through February 2025. The Company recorded a deferred gain on the sale which is being recognized over the initial term of the lease. Additional operating leases are for the Tulip and ICS facilities, a sales office, vehicles and office equipment.

     Future minimum lease payments as of December 31, 2008 under all operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,
     2009                                789,000
     2010                                728,000
     2011                                694,000
     2012                                670,000
     2013                                240,000
     Thereafter                           36,000
                                       ---------
Total future minimum lease payments   $3,157,000
                                      ===========

Rent expense for operating leases was approximately $711,000 and $567,000 for the years ended December 31, 2008 and 2007, respectively.


16.  COMMITMENTS:
------------------

The Company entered into new employment agreements with its three executive officers, effective January 1, 2008, and also has employment agreements with six other principal officers, for aggregate annual compensation of $2,162,000. All employment contracts are for a term of three years except for one two year contract with an executive officer of the Company. In addition, the three senior officers will be entitled to bonuses based on certain performance criteria, as defined, and the other six officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $315,000 and $384,000 for the years ended December 31, 2008 and 2007, respectively.

17.   BUSINESS SEGMENTS:
------------------------

     The Company operates through two business segments. The Electronics Segment is comprised of the Orbit Instrument Division and Tulip and ICS subsidiaries. The Orbit Instrument Division and Tulip are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Units Segment, through the Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display. The results of operations for the year ended December 31, 2008 include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.

     The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company's business segment information as of and for the years ended December 31, 2008 and 2007:

Year ended December 31,                           2008                    2007
                                               --------               --------
Net sales:

Electronics Group:
  Domestic                                     $15,678,000          $15,503,000
  Foreign                                        1,851,000            1,162,000
                                               -----------          -----------
Total Electronics Group                         17,529,000           16,665,000
                                               -----------          ------------
Power Group:
  Domestic                                       8,605,000            8,207,000
  Foreign                                        1,516,000            1,013,000
                                                ---------          ------------
Total Power Group                               10,121,000            9,220,000
                                                ----------         -------------
Intersegment Sales                                (286,000)                 -
                                                ----------          -----------
Total net sales                                $27,364,000          $25,885,000
                                              ============         ============
Income (loss) from operations:
  Electronics Group(1)                        $ (6,059,000)          $2,666,000
  Power Group                                    1,643,000            1,232,000
  General corporate expenses not allocated      (1,383,000)          (1,451,000)
  Interest expense                                (342,000)            (332,000)
  Investment and other income, net                 154,000              497,000
                                               -----------           ----------
  (Loss) income before income tax provision    $(5,987,000)          $2,612,000
                                               ===========          ===========

December 31,                                       2008                   2007
                                               ---------               --------
Assets:
  Electronics Group                            $12,888,000         $ 10,504,000
  Power Group                                    5,834,000            5,668,000
  General corporate assets not allocated        11,278,000           23,513,000
                                               -----------       --------------
       TOTAL ASSETS                            $30,000,000          $39,685,000
                                                ==========        =============


Depreciation and amortization:
  Electronics Group                            $   796,000         $    543,000
  Power Group                                       30,000               18,000
  Corporate                                         15,000               14,000
                                                 ----------           ----------
       TOTAL DEPRECIATION AND AMORTIZATION     $    841,000        $    575,000
                                               ============        ============

(1)  Includes  goodwill  impairment  charge of $6,889,000 in 2008.


18.  NET (LOSS) INCOME PER COMMON SHARE:
----------------------------------------

  The following table sets forth the computation of basic and diluted net income per common share:

Year Ended December 31,                               2008                2007
-----------------------                           --------            --------

Denominator:
  Denominator for basic net income (loss) per
  share -   weighted-average common shares          4,509,000         4,404,000

Effect of dilutive securities:
  Unearned portion of restricted stock awards           -                47,000
  Employee and director stock options                   -               229,000
                                                    ----------       -----------
Dilutive potential common shares                        -               276,000
                                                    ---------        -----------

Denominator for diluted net income (loss)
 per share - weighted-average common
 shares and assumed conversions                     4,509,000          4,680,000
                                                   ==========         ==========

The numerator for basic and diluted net income (loss) per share for the years ended December 31, 2008 and 2007 is the net (loss)income for each year.

During the year ended December 31, 2008, the Company had a net loss and therefore did not include 196,000 incremental common shares and options in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

Stock options totaling 15,000 shares were outstanding during the year ended December 31, 2007, but were not included in the computation of earnings per share. The inclusion of these instruments would have been antidilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the period.

19.   RELATED PARTY TRANSACTION:
--------------------------------

     Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For the years ended December 31, 2008 and 2007, the total amount paid under this lease was approximately $116,000 and $113,000, respectively.

------
                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  31,  2009          By:  /s/  Dennis  Sunshine
                                       ---------------------
                                  Dennis  Sunshine,  President
                                  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                            DATE
---------                            -----                            ----

/s/ Dennis Sunshine        President, Chief Executive            March 31, 2009
-------------------           Officer and Director
Dennis Sunshine            (Principal Executive Officer)


/s/ Mitchell Binder         Executive Vice President,            March 31, 2009
 -------------------      Chief Financial Officer, and
Mitchell Binder                      Director
                           (Principal Financial and
                               Accounting Officer)

/s/ Bruce Reissman          Executive Vice President,            March 31, 2009
-------------------        Chief Operating Officer and
Bruce Reissman                     Director

/s/ Fredric Gruder                 Director                      March 31, 2009
-------------------
Fredric Gruder

/s/ Bernard Karcinell              Director                      March 31, 2009
----------------------
Bernard Karcinell

/s/ Lee Feinberg                   Director                      March 31, 2009
-----------------
Lee Feinberg

/s/ Sohail Malad                   Director                      March 31, 2009
-----------------
Sohail Malad