Form 10-Q
period 2009-03-31
ORBIT INTERNATIONAL CORP
filed 2009-05-15
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X  No  _
        -

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
          Large  accelerated  filer         Accelerated  Filer
          Non-accelerated  filer         X  Smaller  reporting  company
                                         -

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes___ No X
                                                  --

The number of shares outstanding of registrant's Common Stock, par value $.10, as of May 8, 2009 was 4,592,631.
                            ----------


                                               INDEX


                                                                                              Page No.
                                                                                              --------

Part I.   Financial Information:

          Item 1 - Financial Statements:

          Condensed Consolidated Balance Sheets -
          March 31, 2009(unaudited) and December 31, 2008                                        3-4

          Condensed Consolidated Statements of Operations
          for the Three Months Ended
          March 31, 2009 and 2008 (unaudited)                                                      5

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended
          March 31, 2009 and 2008 (unaudited)                                                    6-7

          Notes to Condensed Consolidated Financial Statements (unaudited)                      8-18

          Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                  19-28

          Item 3. - Quantitative and Qualitative Disclosures
          About Market Risk                                                                       29

          Item 4T. - Controls and Procedures                                                      29

Part II.  Other Information:

          Item 2 - Changes in Securities and Use of Proceeds                                      30

          Item 6 - Exhibits                                                                       30

          Signatures                                                                              31

          Exhibits                                                                             32-37



                                PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,       December 31,
                                                          2009             2008(1)
                                                          ----             -------
                                                       (unaudited)
ASSETS
------
Current assets:

Cash and cash equivalents                               $ 3,724,000      $ 2,080,000
Investments in marketable securities                        846,000        1,127,000
Accounts receivable (less allowance for
  doubtful accounts of $145,000)                          3,267,000        6,333,000
Inventories                                              11,939,000       11,536,000
Deferred tax asset                                        1,200,000          850,000
Other current assets                                        161,000          198,000
                                                        -----------      -----------

                             Total current assets        21,137,000       22,124,000

Property and equipment, net                                 677,000          655,000

Goodwill                                                  2,909,000        2,909,000

Intangible assets, net                                    2,222,000        2,346,000

Deferred tax asset                                          974,000        1,322,000

Other assets                                                643,000          644,000
                                                        -----------      -----------

                             TOTAL ASSETS               $28,562,000      $30,000,000
                                                        ===========      ===========


(1)  The  balance  sheet  at  December  31,  2008  has  been derived from the audited financial statements  at  that  date  but  does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


                                          See accompanying notes






                                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (continued)

                                                         March 31,        December 31,
                                                           2009             2008(1)
                                                           ----            -------
                                                       (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

Current portion of long-term obligations               $ 1,707,000       $ 1,777,000
Note payable - bank                                          2,000           399,000
Accounts payable                                         1,395,000         1,499,000
Income taxes payable                                         6,000             6,000
Accrued expenses                                         1,025,000         1,185,000
Customer advances                                           47,000            37,000
Deferred income                                             85,000            85,000
                                                      ------------       -----------

                       Total current liabilities         4,267,000         4,988,000

Deferred income                                            235,000           257,000

Long-term obligations, net of current
 maturities                                              4,655,000         5,029,000
                                                      ------------       -----------

                       Total liabilities                 9,157,000        10,274,000
                                                      ------------        ----------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
  authorized, 4,856,000 and 4,772,000 shares issued
  at 2009 and 2008, respectively, and 4,600,000 and
  4,535,000 shares outstanding at 2009 and 2008,
  respectively                                             486,000           477,000
Additional paid-in capital                              21,102,000        21,032,000
Treasury stock, at cost, 256,000 and
  237,000 shares, respectively                            (572,000)         (529,000)
Accumulated other comprehensive loss, net of tax          (129,000)         (125,000)
Accumulated deficit                                     (1,482,000)       (1,129,000)
                                                       ------------       ----------

                       Total stockholders' equity       19,405,000        19,726,000
                                                       ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $28,562,000       $30,000,000
                                                      ============       ===========


(1)  The  balance  sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of
America  for  complete  financial  statements.


                                                 See accompanying notes.






                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                     Three Months Ended
                                         March 31,
                                     2009          2008
                                     ----          ----

Net sales                      $  6,047,000   $  6,610,000

Cost of sales                     3,773,000      3,975,000
                               ------------   ------------

Gross profit                      2,274,000      2,635,000
                               ------------   ------------

Selling, general and
 administrative
  expenses                        2,601,000      2,618,000
Interest expense                     46,000        102,000
Investment and
 other income, net              (    20,000)   (    96,000)
                               -------------  ------------

(Loss)income before provision
 for income taxes               (   353,000)        11,000

Provision for income
 taxes                                -               -
                               -------------    ----------

NET (LOSS) INCOME              $ (  353,000)  $     11,000
                               ============   ============

Net (loss) income per
common share:

                Basic          $      (0.08)   $     0.00
                Diluted        $      (0.08)   $     0.00



                 See accompanying notes.





                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   Three Months Ended
                                                                       March 31,
                                                              2009                  2008
                                                              ----                   ----

Cash flows from operating activities:

Net (loss) income                                         $  (353,000)             $11,000

Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
 operating activities:

Share-based compensation expense                               79,000               43,000
Amortization of intangible assets                             124,000              176,000
Depreciation and amortization                                  55,000               50,000
Unrealized loss on write down
  of marketable securities                                     39,000                  -
Bond premium amortization                                       3,000                3,000
Deferred income                                               (22,000)             (21,000)

Changes in operating assets and liabilities:

Accounts receivable, net                                    3,066,000             (272,000)
Inventories                                                  (403,000)            (587,000)
Costs and estimated earnings in excess of
  billings on uncompleted contracts                              -                (403,000)
Other current assets                                           37,000               75,000
Other assets                                                    1,000                1,000
Accounts payable                                             (104,000)            (205,000)
Accrued expenses                                             (160,000)            (264,000)
Customer advances                                              10,000              453,000
                                                            ---------           ----------

Net cash provided by (used in)
  operating activities                                      2,372,000             (940,000)

Cash flows from investing activities:

Additional ICS acquisition costs                                 -                 (49,000)
Purchases of property and equipment                           (84,000)             (19,000)
Sale of property and equipment                                  7,000                  -
Sale of marketable securities                                 233,000              276,000
Purchase of marketable securities                                 -               (261,000)
                                                            ---------            ---------

Net cash provided by (used in)
  investing activities                                        156,000              (53,000)

(continued)

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                                    Three Months Ended
                                                                        March 31,
                                                               2009                  2008
                                                              ------                -------
Cash flows from financing activities:

Purchase of treasury stock                                    (43,000)                  -
Proceeds from issuance of long-term debt
  and note payable-bank                                         2,000               427,000
Repayments of long-term debt
  and note payable-bank                                      (843,000)           (1,090,000)
                                                            -----------          ----------

Net cash used in financing activities                        (884,000)             (663,000)
                                                           ----------           ----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                 1,644,000            (1,656,000)
                                                           -----------            ---------

Cash and cash equivalents - January 1                       2,080,000             3,576,000
                                                           -----------            ---------

CASH AND CASH EQUIVALENTS - March 31                      $ 3,724,000          $  1,920,000
                                                          ===========          ============

Supplemental cash flow information:

Cash paid for interest                                   $    54,000          $    103,000
                                                         ===========          ============




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

     The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year ending December 31, 2009.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2008 contained in the Company's Form 10-K.

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

At March 31, 2009, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $79,000 and $43,000 for the three months ended March 31, 2009 and 2008, respectively.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:

                                               Three  Months  Ended
                                                   March  31,
                                            2009                 2008
                                            ----                 ----
Expected  Volatility                       61.86%               49.16%
Risk-free  interest  rate                   1.88%                3.70%
Expected  life  of  options  (in  years)    4.5                  3.6
Dividend  Yield                              -                    -

                                                                     (continued)
                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     Expected volatility assumptions utilized for 2009 and 2008 were based on the volatility of the Company's stock price for 4.5 and 3.6 years, respectively, prior to grant date. The risk-free rate for 2009 and 2008 is derived from the 5 and 10 year U.S. treasury yield on grant date, respectively. Expected life for 2009 was estimated using the "simplified" method, as allowed under the provisions of the Securities and Exchange Commission Staff Bulletin No. 107, since there was no prior history of similar stock option grants. Expected life for 2008 was based on prior history of similar option activity. Dividend yield is based on prior history of cash dividends declared.

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the three months ending March 31, 2009, approximately 84,000 shares of restricted stock were awarded to senior management and independent directors under the 2006 Employee Stock Incentive Plan and the 2009 Independent Directors Incentive Stock Plan. As of March 31, 2009, the Company had unearned compensation of $1,156,000 associated with all of the Company's restricted stock awards, which will be expensed over the next five years.

     Stock  option  activity during the three months ended March 31, 2009, under all  stock  option  plans  is  as  follows:
                                                         Average
                                            Weighted     Remaining
                                            Average      Contractual
                              Number of     Exercise     Term
                              Shares        Price        (in  years)
                              ------        -----         -----------

Options  outstanding,
 January  1,  2009           591,000        $3.19             4

Granted                       85,000         2.00             6

Forfeited                   (119,000)        2.17             -

Exercised                       -              -              -
                            --------        -----        --------

Options  outstanding,
 March  31,  2009            557,000        $3.23             4
                             =======        =====             =

Outstanding  exercisable
 at  March  31,  2009        481,000        $3.36             4
                             =======        =====             =

     At March 31, 2009 the aggregate intrinsic value of options outstanding and exercisable was $335,000 and $297,000, respectively.

                                                                     (continued)

               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     The following table summarizes the Company's nonvested stock option activity for the three months ended March 31, 2009:

                              Number  of     Weighted-Average
                              Shares     Grant-Date  Fair  Value
                              ------     -----------------------

Nonvested  stock  options
 at  January  1,  2009         9,000              $3.06

Granted                       85,000               1.02

Vested                       (17,000)              1.39

Forfeited                     (1,000)              2.91
                            --------             -------

Nonvested  stock  options
 at  March  31,  2009         76,000              $1.14
                              ======              =====

     At March 31, 2009, there was approximately $18,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next four years.

(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     In November 2008, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment ("Line of Credit"). The agreement will continue from year to year thereafter unless sooner terminated for an event of default including non-compliance with financial covenants. Loans under the facility will bear interest equal to the sum of 2.25% plus the one-month London Inter-bank offer rate (LIBOR) (.51% at March 31, 2009). Outstanding borrowings under the facility were $2,000 at March 31, 2009.

     In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of Tulip ("The Tulip Term Loan"). The Term Loan, which requires compliance with certain financial covenants, has fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of $1,488,000 in 2010. In November 2008, the interest rate was amended and the loan currently bears interest equal to the sum of 2.25% plus the one-month LIBOR. The loan's unpaid balance at March 31, 2009 was approximately $2,262,000.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (3.25% at March 31, 2009) plus 2.00% ("Tulip Shareholder Note"). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of the new loan, monthly payments of $35,000 will be made over a thirty-month period, which commenced August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR. The term loan requires compliance with certain financial covenants. In November 2008 the interest rate was amended to equal the sum of 2.25% plus the one-month LIBOR. The loan's unpaid balance at March 31, 2009 was approximately $350,000.
                                                                     (continued)
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     In December 2007, the Company entered into a five year $4,500,000 Term Loan Agreement with the same aforementioned lender to finance the acquisition of ICS(the "ICS Term Loan"). The term loan, which requires compliance with certain financial covenant ratios, has fifty-nine (59) monthly payments of approximately $54,000 and a sixtieth (60th) payment of approximately $1,339,000. In November 2008, the interest rate was amended to equal the sum of 2.25% plus the one-month LIBOR rate. The loan's unpaid balance at March 31, 2009 was approximately $3,750,000.


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

(NOTE 3) - NetIncome (Loss) Per Common Share:
 ------    ---------------------------------

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding:

                                                           Three Months Ended
                                                                March 31,
                                                            2009         2008
                                                        ----------    ----------
Denominator:
     Denominator  for  basic  net  income(loss)
     per  share  -  weighted-average  common  shares     4,267,000     4,527,000

     Effect  of  dilutive  securities:
     Employee  and  directors  stock  options                -           227,000

     Unearned  portion  of  restricted  stock  awards        -            53,000
                                                          -------     ----------
     Denominator  for  diluted  net  income(loss)
     per  share  -     weighted-average  common
     shares  and  assumed  conversion                   4,267,000      4,807,000
                                                        =========      =========



     The numerator for basic and diluted net income (loss) per share for the three month periods ended March 31, 2009 and 2008 is net income (loss).

     During the three months ended March 31, 2009, the Company had a net loss and therefore did not include 14,000 incremental common shares and options in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive. Options to purchase 14,000 shares of common stock were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective period.

                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

     Approximately 284,000 and 197,000 shares of common stock were outstanding during three months ended March 31, 2009 and 2008, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                          March 31,          December 31,
                            2009                 2008
                            ----                 ----

Raw Materials          $ 7,402,000         $ 7,108,000
Work-in-process          3,940,000           3,853,000
Finished goods             597,000             575,000
                       -----------         -----------
     TOTAL             $11,939,000         $11,536,000
                       ===========         ===========

(NOTE 6) - Fair Value of Financial Instruments:
-------    -----------------------------------

     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements"("SFAS No. 157"). SFAS
No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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



                                                                     (continued)



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)



     The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

                     Total         Level  1        Level  2         Level  3
                     -----         --------        --------         --------

Debt  Securities     $  846,000   $  846,000        $   -           $   -
                     ----------   ----------         -----           -----

Total  Assets        $  846,000   $  846,000        $   -           $   -
                     ==========   ==========         =====           =====


     The Company's only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy.

(NOTE 7) - Comprehensive Income (Loss):
-------    ---------------------------

     For  three months ended March 31, 2009 and 2008, total comprehensive income
(loss), net of tax was $(357,000) and $3,000, respectively. Comprehensive income
(loss) consists of net income (loss) and unrealized gains and losses on marketable securities.

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

     The following is the Company's business segment information for the three month periods ended March 31, 2009 and 2008:



                                                                     (continued)




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


                                        Three Months Ended
                                             March 31,
                                     2009                  2008
                                     ----                 ----

Net sales:
     Electronics
     Domestic                    $ 3,286,000          $ 3,997,000
     Foreign                         391,000              344,000
                                 -----------           ----------
     Total Electronics             3,677,000            4,341,000
                                 -----------           -----------
     Power Units
          Domestic                 2,223,000            1,820,000
          Foreign                    147,000              449,000
                                 -----------           ----------
     Total Power Units             2,370,000            2,269,000
                                 -----------            ---------
          Total                  $ 6,047,000          $ 6,610,000
                                 ===========          ===========

(Loss) income from operations:
     Electronics                  $ (143,000)         $   108,000
     Power Units                     181,000              223,000
Intersegment profit                  (14,000)                -
General corporate
  expenses not allocated            (351,000)            (314,000)
Interest expense                     (46,000)            (102,000)
Investment and other income, net      20,000               96,000
                                  -----------         -----------
(Loss) income before
     income taxes                $  (353,000)         $    11,000
                                 ============         ===========


(NOTE 9) - Goodwill and Other Intangible Assets:
--------   -------------------------------------

     The Company applies SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment.

     At March 31, 2009, the Company's intangible assets other than goodwill consist of the following:

                          Estimated      Gross                          Net
                           Useful       Carrying      Accumulated     Carrying
                            Life         Value        Amortization     Value
                            ----          -----        ------------     -----
Customer relationships    15 Years     $2,000,000     $ ( 167,000)  $1,833,000
Contract backlog         1-5 Years      1,750,000      (1,420,000)     330,000
Non-Compete Agreements     3 Years        415,000        (356,000)      59,000
                                        ---------     ------------   ---------
                                       $4,165,000     $(1,943,000)  $2,222,000
                                       ==========     ============  ==========


     At December 31, 2008, the Company's intangible assets other than goodwill consist of the following:
                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

                        Estimated     Gross                          Net
                         Useful      Carrying     Accumulated      Carrying
                          Life        Value       Amortization      Value
                          ----        -----       ------------      -----
Customer relationships   15 Years   $2,000,000    $ ( 133,000)   $1,867,000
Contract backlog        1-5 Years    1,750,000     (1,338,000)      412,000
Non-Compete Agreements    3 Years      415,000       (348,000)       67,000
                                       -------     -----------   ----------
                                    $4,165,000    $(1,819,000)   $2,346,000
                                    ==========    ============   ==========

Amortization expense for the next five years is expected to be as follows:
                       Year ending December 31,

                       2009            $  373,000
                       2010               250,000
                       2011               133,000
                       2012               133,000
                       2013               133,000

     The Company recognized amortization expense of $124,000 and $176,000 for three months ended March 31 2009 and 2008, respectively.

(NOTE  10)  -  Income  Taxes:
----------     --------------

     For the three months ended March 31, 2009, the Company utilized net operating loss carryforwards to offset income taxes. At March 31, 2009, the Company had federal and state net operating loss carry-forwards of approximately $20,000,000 and $7,000,000, respectively, that expire through 2020. Approximately, $16,000,000 of federal net operating loss carry-forwards expire between 2010 and 2012.

     During the three months ended March 31, 2009 and 2008, the Company recorded a $2,000 and $5,000 increase, respectively, in its deferred tax asset due to the tax benefit associated with its unrealized holding loss on marketable securities.

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

     On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of FIN 48 to the Company's consolidated financial position, results of operations or cash flows for the three month periods ending March 31, 2009 and 2008.


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  11)  -  Related  Party  Transactions:
----------     -----------------------------

     Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases by 2% each year for the first two renewal periods and by 3% for the final two renewal periods. For three months ending March 31, 2009 and 2008, the total amount paid under this lease was approximately $29,000 and $28,000, respectively.

(NOTE  12)  -  Recent  Accounting  Pronouncements:
----------     -----------------------------------

     On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of FSP FAS 107-1 is not expected to have a significant impact on the Company's consolidated financial statements.

     On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2"). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2 modifies the intent and ability indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectibility of cash flows from probable that the investor will be unable to collect all amounts due to the entity does not expect to recover the entire amortized cost basis of the security. FSP 115-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income. FSP 115-2 is effective for reporting periods ending after June 15, 2009. The Company does not expect initial adoption of FSP 115-2 to have a significant impact on its financial statements.



                                                                     (continued)




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)



     On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS
157. FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for reporting periods ending after June 15, 2009. Adoption of FSP 157-4 is not expected to have a significant impact on the consolidated financial statements.


(NOTE  13)  -  Equity:
----------     -------

     In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and therefore, repurchase activity may be suspended or discontinued at any time. During the three month period ended March 31, 2009, the Company repurchased approximately 20,000 shares of its common stock at an average purchase price of $2.18 per share. Total cash consideration for the repurchased stock was approximately $43,000. From August 2008 through May 8, 2009, the Company purchased approximately 263,000 shares of its common stock for total cash consideration of $592,000 representing an average purchase price of $2.25 per share.





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)



(NOTE 14) - Subsequent Event:
---------   -----------------

     In April 2009, the Company's Tulip subsidiary entered into a five year lease for a new operating facility commencing November 1, 2009. Monthly rent payments will be approximately $15,300 for the first two years of the lease and approximately $16,600, $17,200 and $17,800 for years three, four and five of the lease, respectively. The lease includes two five year renewable options and Tulip is also responsible for partial occupancy costs from April 1, 2009 through October 31, 2009.

     Item  2.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive  Overview
-------------------

     The results of operations for the three months ended March 31, 2009 and March 31, 2008 include the results of ICS which was acquired effective, December 31, 2007. The Company recorded a decrease in operating results for the three months ended March 31, 2009 compared to the prior period primarily from decreased sales by ICS due to a delay in orders on the MK 119 Gun Console system. Sales decreased by 8.5% for the quarter due to lower sales from the Electronics Group and despite higher sales from the Power Group. In addition to lower sales, the Company realized lower gross margins, a decrease in investment and other income which despite slightly lower selling, general and administrative expenses and lower interest expense, resulted in a net loss of $353,000 for the three months ended March 31, 2009 compared to net income of $11,000 in the prior period.

     Our backlog at March 31, 2009 was approximately $14,300,000 compared to $13,700,000 at March 31, 2008. In addition, the Company expects increased bookings in the coming months, particularly on the MK 119 for ICS and an additional order for Remote Control Units for the Orbit Instrument Division. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains very high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect improved operating results in the next three quarters and in particular, the second half of 2009.

     Our success of the past few years has significantly strengthened our balance sheet evidenced by our 5.0 to 1 current ratio at March 31, 2009. We currently have a $3,000,000 credit facility in place. As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, the Company was not in compliance with two of its financial covenants at September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods ended December 31, 2008 and March 31, 2009. Beginning with the quarterly period ending June 30, 2009, the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The Company was in compliance with all its financial covenants at March 31, 2009.



     In August 2008, the Company's Board of directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions.
During the period from August 2008 through March 31, 2009, the Company repurchased approximately 256,000 shares at an average price of $2.23 per share. Total consideration for the repurchased stock was approximately $572,000. From August through May 8, 2009, the Company purchased approximately 263,000 shares of its common stock for total cash consideration of $592,000 representing an average price of $2.25 per share.

Critical  Accounting  Policies
------------------------------

     The discussion and analysis of the Company's financial condition and the results of its operations are based on the Company's financial statements and the data used to prepare them. The Company's financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on the Company's deferred tax asset, goodwill impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method, and other than temporary impairment on marketable securities. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

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

Deferred  tax  asset
--------------------

At December 31, 2008, the Company had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $20,000,000 and $7,000,000, respectively that expire through 2020. Approximately, $16,000,000 of federal net operating loss carry-forwards expire between 2010 and 2012. In addition, the Company receives a tax deduction when their employees exercise their non-qualified stock options thereby increasing the Company's deferred tax asset. The Company records a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. The Company estimates its valuation allowance based on an estimated forecast of its future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     The Company has significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company concluded an impairment charge should be taken at December 31, 2008 in connection with the recorded goodwill arising from its acquisitions made between 2005 and 2007. If estimates or their related assumptions used in the current testing change in the future, the Company may be required to record further impairment charges.

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, the Company began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $79,000 for the three months ended March 31, 2009. The estimated fair value of stock options granted in 2009 and 2008 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Other  than  Temporary  Impairment
----------------------------------

     The Company currently has in excess of $800,000 invested in government and corporate bonds. The Company treats its investments as available for sale pursuant to SFAS No. 115 which requires the Company to assess its portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. If the impairment is determined to be other than temporary, the investment is written down to cost and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any subsequent recovery in fair value is not recognized until the security either is sold or matures. The Company uses several factors in its determination of whether an other than temporary impairment of one of its securities has occurred including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in the issuer to allow for any anticipated recovery in market value; iv) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry and v) whether interest payments continue to be made. Although the Company received all its interest payments during the current quarter, it took an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009 consisting of bonds held in two separate issuers in which it determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry.

Results  of  Operations
-----------------------

Three  month  period  ended  March  31,  2009  v.  March  31,  2008
-------------------------------------------------------------------

     The Company currently operates in two industry segments. Its Orbit Instrument Division and its Tulip subsidiary are engaged in the design and manufacture of electronic components and subsystems and its ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (the "Electronics Group"). Its Behlman subsidiary is engaged in the design and manufacture of commercial power units (the "Power Group"). The results of operations for the three month period ended March 31, 2009 and March 31, 2008 include the operations of ICS for the entire period since the acquisition was completed effective, December 31, 2007.

     Consolidated net sales for the three month period ended March 31, 2009 decreased by 8.5% to $6,047,000 from $6,610,000 for the three month period ended March 31, 2008 principally due to lower sales from the Electronics Group and despite increased sales from the Power Group. Sales from the Electronics Group decreased by 15.3%, due principally to the delay of new orders for ICS on the MK 119 Gun Console System which had an adverse effect on revenue since work on this contract is accounted for under the percentage of completion method. Sales also decreased at Tulip but increased for the Orbit Instrument Division. Sales from the Power Group increased by 4.5% from the prior year due to increased sales from its custom division and despite lower sales from its commercial division.
     Gross profit, as a percentage of sales, for the three months ended March 31, 2009 decreased to 37.6% from 39.9% for the three month period ended March 31, 2008. This decrease resulted from a lower gross profit from the Company's Electronics Group resulting from inefficient labor costs at ICS due to the aforementioned delay in orders, a decrease in gross profit from the Orbit Instrument Division due to product mix and despite a higher gross profit realized by Tulip. Gross profit from the Power Group also slightly decreased during the current period due to product mix.

     Selling, general and administrative expenses decreased slightly by 0.6% to $2,601,000 for the three month period ended March 31, 2009 from $2,618,000 for the three month period ended March 31, 2008 principally due to lower selling, general and administrative expenses from the Electronics Group that was slightly offset by higher selling, general and administrative expenses from the Power Group and higher corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2009 increased to 43.0% from 39.6% for the three month period ended March 31, 2008 principally due to a decrease in sales that was slightly offset by a slight decrease in costs.

     Interest expense for the three months ended March 31, 2009 decreased to $46,000 from $102,000 for the three months ended March 31, 2008, resulting from a decrease in the amounts owed to lenders in the current period due to the pay down of its term debt and to a decrease in interest rates.

     Investment and other income for the three month period ended March 31, 2009 decreased to $20,000 from $96,000 for the three-month period ended March 31, 2008 principally due to a decrease in the amounts invested during the current period, a decrease in interest rates and a $39,000 other than temporary impairment charge related to certain corporate bonds held by the Company.

     Net loss was $353,000 for the three months ended March 31, 2009 compared to net income of 11,000 for the three months ended March 31, 2008. The decrease in income was principally due to the decrease in sales from the Electronics Group, a decrease in gross profit, a decrease in investment and other income and despite a slight decrease in selling, general and administrative expenses and interest expense.

     There was no income tax provision for the three months ended March 31, 2009 or March 31, 2008.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended March 31, 2009 decreased to a loss of $128,000 from income of $339,000 for three months ended March 31, 2008. Listed below is the EBITDA reconciliation to net income:

                                        Three  months  ended
                                             March  31,
                                             ----------
                                    2009                     2008
                                    ----                     ----

Net  income                      $(353,000)               $  11,000
Interest  expense                   46,000                  102,000
Income  tax  expense                   0                       0
Depreciation  and  amortization    179,000                  226,000
                                   -------                  -------
EBITDA                           $(128,000)                $339,000
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

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital decreased to $16,870,000 at March 31, 2009 compared to $17,136,000 at December 31, 2008. The ratio of current assets to current liabilities was 5.0 to 1 at March 31, 2009 compared to 4.4 to 1 at December 31, 2008. The reduction in working capital was primarily attributable to the net loss for the period, repayments of debt and the purchase of treasury stock.

     Net cash provided by operations for the three month period ended March 31, 2009 was $2,372,000, primarily attributable to the decrease in accounts receivable and the non-cash amortization of intangible assets and despite the net loss for the period, the increase in inventory and the decrease in accounts payable and accrued expenses. Net cash used in operations for the three month period ended March 31, 2008 was $940,000, primarily attributable to an increase in accounts receivable, inventory and costs and estimated earnings in excess of billings, a decrease in accounts payable and accrued expenses and despite the non cash amortization of intangible assets and the increase in customer advances.

     Cash flows provided by investing activities for the three month period ended March 31, 2009 was $156,000, primarily attributable to the sale of marketable securities and the sale of fixed assets that was partially offset by the purchase of fixed assets. Cash flows used in investing activities for the three month period ended March 31, 2008 was $53,000, primarily attributable to the purchase of marketable securities, property and equipment and additional costs associated with the ICS acquisition that was partially offset by the sale of marketable securities.

     Cash flows used in financing activities for the three month period ended March 31, 2009 was $884,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock. Cash flows used in financing activities for the three month period ended March 31, 2008 was $663,000, primarily attributable to the repayment of long term debt and note payable-bank that was partially offset from loan proceeds from the Company's line of credit.

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip ("Tulip term Loan") and its manufacturing affiliate. In December 2007, the Company entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS ("ICS Term Loan"). In connection with the new Term Loan entered into in December 2007, the interest rates on both Term Loan Agreements and the credit facility were amended to equal a certain percentage plus the one month LIBOR(.51% at March 31, 2009) depending on a matrix related to a certain financial covenant. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip ("Tulip Shareholder Note") at an interest rate of prime plus 2.00% (3.25% at March 31, 2009). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Promissory Note of $1,050,000 with its primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period along with accrued interest pursuant to the interest terms described below.

     As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, the Company was not in compliance with two of its financial covenants at September 30, 2008. In November 2008, the Company's primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and the Company renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning with the quarter ending June 30, 2009, the covenants will revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as a cost to the Company for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the Tulip Term Loan and Tulip Shareholder Note, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and line of credit was increased to the sum of 2.25% plus the one month LIBOR. The Company was in compliance with all its financial covenants at March 31, 2009.

     The Company's contractual obligations and commitments as of March 31, 2009, are summarized as follows:

                                     Less  than       1-2           3-5
                         Total       One  Year        Years        Years
                         -----        ----------      ------       ------
Long-term  debt        $6,362,000    $1,707,000    $2,833,000   $1,822,000
Note  Payable-bank          2,000         2,000         -            -
Employment
 Contracts              3,712,000     2,086,000     1,626,000        -
Operating  leases       2,963,000       727,000     1,457,000      779,000
                        ---------   -----------     ---------    ---------
Total  contractual
Obligations           $13,039,000    $4,522,000    $5,916,000   $2,601,000
                       ==========    ==========    ==========   ==========


     The Company's existing capital resources, including its bank credit facilities, and its cash flow from operations are expected to be adequate to cover the Company's cash requirements for the foreseeable future.

     In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions.
During the period from August 2008 through March 31, 2009, the Company repurchased approximately 256,000 shares at an average price of $2.23 per share. Total consideration for the repurchased stock was approximately $572,000. From August through May 8, 2009, the Company purchased approximately 263,000 shares of its common stock for total cash consideration of $592,000 representing an average price of $2.25 per share.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     During the second quarter of 2008, the Company's Orbit Instrument Division was verbally advised by one of its customers to provide support for the immediate development of certain modifications to a product for the Division. This "out of scope" support caused a delay in a significant amount of shipments scheduled throughout 2008 which resulted in a decrease in revenue and profitability for 2008. The Division worked closely with this customer and shipment of the units resumed in the third quarter. However, a significant number of units scheduled for shipment by December 31, 2008 are now being shipped in 2009. In addition, that same customer has approached the Company and requested a modification to the existing Memorandum of Agreement so that additional units may be procured before the end of the year. The Company expects this modification to be completed shortly and purchase orders to follow. In addition, ICS experienced a delay in the award for its MK 119 Gun Console System which affected its first quarter of 2009 shipments. This award is still being delayed although ICS has been assured that these orders have been given a high priority by the government contracting office. Once received, ICS will most likely apply a very intense labor effort in order to meet contract delivery schedules. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect of the financial performance of the Company.

     The Power Group had a record year of bookings and revenue in 2008. The commercial division of the Power Group has historically been vulnerable to a weak economy. However, bookings in the commercial division were sustained and bookings from the custom division remained fairly strong near the end of 2008. However, due to current economic conditions and their effect on capital spending, the Power Group's commercial division has experienced a decrease in bookings in the first quarter 2009, however, it has been offset by very strong bookings in its custom division.

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

There is no seasonality to the Company's business. The Company's revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. The Company stratifies all the opportunities it is pursuing by various confidence levels. The Company generally realizes a very high success rate with those opportunities to which it applies a high confidence level. The Company currently has a significant amount of potential contract awards to which it has applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities the Company is pursuing, it is also difficult to predict when the Company will commence shipping under these contracts. A delay in the receipt of any contract from its customer ultimately causes a corresponding delay in shipments under that contract. During 2007 and in 2008, due to shipping schedules, the Company's second half of the year was stronger than the first half. Due to the contract delay in the first quarter experienced by ICS, we expect in 2009 as well to have a stronger operating performance in the second half of the year.

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

     The Company's business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, the Company reviewed various potential acquisitions and believes there are numerous opportunities presently available. In April 2005, it completed the acquisition of Tulip and in December 2007, it completed the acquisition of ICS. However, due to current economic conditions and tightening of credit markets, there can be no assurance that the Company will obtain the necessary financing to complete additional acquisitions and even if it does, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. The Company continues to review acquisition candidates, however, there is no assurance that an acquisition will be completed in 2009.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

     See Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the Company's exposure to market risk. There have been no material changes to the Company's market risk exposures since December 31, 2008.


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


Internal  Control  over  Financial  reporting

     There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None
ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

ISSUER'S PURCHASE OF EQUITY SECURITIES:
                        (a)               (b)                  (c)                       (d)
                                                               Total Number of           Maximum Number(or
                        Total                                  Shares(or Units)          Approximate Dollar Value)
                        Number of                              Purchased as part of      of Shares(or Units) that May
                        Shares (or Units) Average Price Paid   Publicly Announced        Yet be Purchased Under the
Period                  Purchased         per Share(or Unit)   Plans or Programs         Plans or Programs
-------                 ---------         ------------------   ------------------        -----------------------------
January  1-31, 2009        3,324               $ 2.26                 3,324                     $ 2,463,000
February 1-28, 2009        7,381               $ 2.04                 7,381                     $ 2,448,000
March    1-31, 2009        8,888               $ 2.27                 8,888                     $ 2,428,000
                        --------               ------              --------                    --------------
Total                     19,593               $ 2.18                19,593                     $ 2,428,000

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


                                   ORBIT INTERNATIONAL CORP.
                                   ------------------------
                                   Registrant


Dated:     May 15, 2009            /s/ Dennis Sunshine
                                    -------------------
                                   Dennis Sunshine, President,
                                   Chief Executive Officer and
                                   Director



Dated:     May 15, 2009            /s/Mitchell Binder
                                   ------------------
                                   Mitchell Binder, Executive
                                   Vice President, Chief
                                   Financial Officer
                                   and Director