Form 10-Q
period 2009-06-30
ORBIT INTERNATIONAL CORP
filed 2009-08-19
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2009
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _______  to  _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X       No  __
     ===

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__ No__

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

    Large  accelerated  filer __    Accelerated  Filer __
    Non-accelerated  filer    __    Smaller  reporting  company  X
                                                                ===

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
                                                 ===

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,592,267 shares of common stock, par value $.10, as of August 10, 2009.





                                                      INDEX
                                                                                                          Page No.
                                                                                                       --------------

                  Part I.  Financial Information:

                  Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  June 30, 2009(unaudited) and December 31, 2008                                              3-4

                  Condensed Consolidated Statements of Operations
                  for the Six and Three Months Ended
                  June 30, 2009 and 2008 (unaudited)                                                           5

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2009 and 2008 (unaudited)                                 6-7

                  Notes to Condensed Consolidated Financial Statements (unaudited)                            8-19

                  Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        20-32

                  Item 3. - Quantitative and Qualitative Disclosures
                  About Market Risk                                                                           32

                  Item 4T. - Controls and Procedures                                                          32

Part II.          Other Information:

                  Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds                                                                             33

                  Item 4 - Submission of Matters to a Vote of Security Holders                               33-34

                  Item 6 - Exhibits                                                                           34

                  Signatures                                                                                  35

                  Exhibits                                                                                   36-41




                                             PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                                       ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,        December 31,
                                                                                   2009              2008(1)
                                                                                ----------       --------------
                                                                                (unaudited)
ASSETS
-------
Current assets:

    Cash and cash equivalents                                                   $ 2,130,000       $ 2,080,000
    Investments in marketable securities                                          1,020,000         1,127,000
    Accounts receivable (less allowance for
     doubtful accounts of $145,000)                                               3,854,000         6,333,000
    Inventories                                                                  12,405,000        11,536,000
    Deferred tax asset                                                            1,159,000           850,000
    Other current assets                                                            228,000           198,000
                                                                                 ----------       -----------
      Total current assets                                                       20,796,000        22,124,000

Property and equipment, net                                                         772,000           655,000

Goodwill                                                                          2,909,000         2,909,000

Intangible assets, net                                                            2,098,000         2,346,000

Deferred tax asset                                                                1,000,000         1,322,000

Other assets                                                                        649,000           644,000
                                                                                -----------       -----------

       TOTAL ASSETS                                                             $28,224,000       $30,000,000
                                                                                ===========       ===========


(1)  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not  include  all  the  information  and  footnotes  required  by  accounting  principles  generally  accepted  in  the
United  States of America for complete financial statements. For further information, please refer to the  consolidated  financial  statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended  December  31,  2008.


                  The accompanying notes are an integral part of these condensed financial statements.








                                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (continued)

                                                                                  June 30,        December 31,
                                                                                   2009               2008(1)
                                                                                ----------       --------------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
Current liabilities:

    Current portion of long-term debt                                         $   1,602,000        $ 1,777,000
    Note payable - bank                                                               1,000            399,000
    Accounts payable                                                              1,100,000          1,499,000
    Income taxes payable                                                              5,000              6,000
    Accrued expenses                                                              1,186,000          1,185,000
    Customer advances                                                                45,000             37,000
    Deferred income                                                                  85,000             85,000
                                                                                -----------         ----------

      Total current liabilities                                                   4,024,000          4,988,000

Deferred income                                                                     214,000            257,000

Long-term debt, net of current
 portion                                                                          4,315,000          5,029,000
                                                                                -----------         ----------

      Total liabilities                                                           8,553,000         10,274,000
                                                                                -----------        -----------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
 authorized, 4,926,000 and 4,772,000 shares issued
  at 2009 and 2008, respectively, and 4,651,000 and
   4,535,000 shares outstanding at 2009 and 2008,
    respectively                                                                    493,000             477,000
Additional paid-in capital                                                       21,299,000          21,032,000
Treasury stock, at cost, 275,000 and
 237,000 shares, respectively, at 2009 and 2008                                    (629,000)           (529,000)
Accumulated other comprehensive loss, net of tax                                    (16,000)           (125,000)
Accumulated deficit                                                              (1,476,000)         (1,129,000)
                                                                                -----------         -----------

     Total stockholders' equity                                                  19,671,000          19,726,000
                                                                                -----------         -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  28,224,000         $30,000,000
                                                                              =============         ===========


(1)  The  balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include  all  the  information  and  footnotes  required  by  accounting  principles  generally  accepted  in  the
United  States  of  America  for  complete  financial  statements.


                    The accompanying notes are an integral part of these condensed financial statements.







                                                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (unaudited)

                                             Six Months Ended                        Three Months Ended
                                                 June 30,                                June 30,
                                        2009                  2008             2009                     2008
                                        -----                 ----            -----                    ------
Net sales                            $12,153,000           $12,483,000       $6,106,000               $5,873,000

Cost of sales                          7,320,000             7,518,000        3,547,000                3,543,000
                                     -----------           -----------       ----------               ----------

Gross profit                           4,833,000             4,965,000        2,559,000                2,330,000
                                     ------------          ------------       ---------               ----------

Selling, general and
 administrative
  expenses                              5,165,000            5,249,000        2,564,000                2,631,000
Interest expense                           88,000              182,000           42,000                   80,000
Investment and
 other income, net                        (76,000)           ( 178,000)        ( 56,000)                 (82,000)
                                      -----------           -----------       ---------              ------------
(Loss) income before
 provision for
  income taxes                           (344,000)            (288,000)           9,000                 (299,000)

Provision for
  income taxes                              3,000                7,000            3,000                    7,000
                                       -----------          ----------         ---------              -----------

NET (LOSS) INCOME                      $ (347,000)           $(295,000)       $   6,000             $   (306,000)
                                       ===========          ===========       =========             =============

Net (loss) income per
common share:


Basic                                  $     (.08)           $    (.07)       $     .00               $     (.07)
                                        =========            ==========       =========               ===========
Diluted                                $     (.08)           $    (.07)       $     .00               $     (.07)
                                       ===========           ==========       =========               ===========



                The accompanying notes are an integral part of these condensed financial statements.





                                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)


                                                                        Six Months Ended
                                                                           June 30,
                                                                 2009                        2008
                                                                -----                        -----
Cash flows from operating activities:

Net loss                                                     $ (347,000)                $  (295,000)

Adjustments to reconcile net loss
 to net cash provided by (used in)
  operating activities:

Share-based compensation expense                                157,000                      94,000
Amortization of intangible assets                               248,000                     324,000
Depreciation and amortization                                   112,000                     100,000
Unrealized loss on write down
 of marketable securities                                        39,000                         -
Bond premium amortization                                         5,000                       8,000
Deferred income                                                 (43,000)                   (232,000)
Bad debt expense                                                 10,000                         -

Changes in operating assets and liabilities:

Accounts receivable, net                                      2,469,000                   1,000,000
Inventories                                                    (869,000)                 (1,297,000)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                  -                      (508,000)
Other current assets                                            (30,000)                    122,000
Other assets                                                     (5,000)                      2,000
Accounts payable                                               (399,000)                   (179,000)
Accrued expenses                                                  1,000                    (168,000)
Income taxes payable                                             (1,000)                   (155,000)
Customer advances                                                 8,000                     413,000
                                                             ----------                  -----------

Net cash provided by (used in)
  operating activities                                        1,355,000                    (771,000)

Cash flows from investing activities:

Additional ICS acquisition costs                                   -                        (56,000)
Purchases of property and equipment                            (238,000)                    (46,000)
Proceeds from sale of property and equipment                      9,000                         -
Proceeds from sale of marketable securities                     233,000                   1,717,000
Purchase of marketable securities                                  -                       (816,000)
                                                               --------                   ----------

Net cash provided by investing activities                         4,000                     799,000

The accompanying notes are an integral part of these condensed financial statements.



                                                                     (continued)




                                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                  (continued)


                                                                        Six Months Ended
                                                                             June 30,
                                                                 2009                        2008
                                                             ---------                     --------
Cash flows from financing activities:
Purchase of treasury stock                                    (100,000)                         -
Proceeds from issuance of long-term debt
 and note payable-bank                                           3,000                     527,000
Stock option exercises                                          75,000                       1,000
Repayments of long-term debt
 and note payable-bank                                      (1,287,000)                 (1,961,000)
                                                            -----------                 -----------

Net cash used in financing activities                       (1,309,000)                 (1,433,000)
                                                            -----------                 -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                      50,000                  (1,405,000)
                                                            -----------                 -----------

Cash and cash equivalents - January 1                        2,080,000                   3,576,000
                                                            -----------                 -----------

CASH AND CASH EQUIVALENTS - June 30                        $ 2,130,000                 $ 2,171,000
                                                           ===========                 ===========

Supplemental cash flow information:

Cash paid for interest                                     $    99,000                 $   190,000
                                                           ===========                 ===========





The accompanying notes are an integral part of these condensed financial statements.



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(NOTE 1) - Basis of Presentation and Summary of Significant Accounting Policies:
 ------    ---------------------------------------------------------------------

The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures required for annual financial statements in accordance with accounting principles generally accepted in the United States of America.

     The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2009.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2008 contained in the Company's Annual Report on Form 10-K.

The Company's investments are classified as available-for-sale securities and are stated at fair value, based on quoted market prices, with the unrealized gains and losses, net of income tax, reported in other comprehensive income. Realized gains and losses are included in investment income. Prior to adoption of FASB Staff Position 115-2("FSP 115-2"), any decline in value judged to be other-than-temporary on available-for-sale securities was included in investment income. After adoption of FSP 115-2 at the beginning of the current quarter, any decline in value judged to be other-than-temporary on available-for-sale securities are included in earnings to the extent they relate to a credit loss. A credit loss is the difference between the present value of cash flows expected to be collected from the security and the amortized cost basis. The amount of any impairment related to other factors will be recognized in comprehensive income. The cost of securities is based on the specific-identification method. Interest and dividends on such securities are included in investment income.

     The Company recognizes a substantial portion of its revenue upon delivery of its products; however, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased, but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period. Assets related to these contracts are included in current assets as they will be liquidated in the normal course of contract completion, although this may require more than one year.

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
 -------    --------------------------------------------------------------------
(continued):
------------

     At June 30, 2009, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $157,000 and $78,000 for the six and three months ended June 30, 2009, respectively, and was $94,000 and $51,000, respectively, for the comparable 2008 periods.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:

                                                 Six  Months  Ended
                                                     June  30,
                                            2009                 2008
                                            ----                 ----
Expected  Volatility                       61.86%          49.16%  to  49.62%
Risk-free  interest  rate                   1.88%           3.70%  to  4.16%
Expected  life  of  options  (in  years)    4.5                   3.6
Dividend  Yield                              -                     -

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

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the six months ended June 30, 2009, approximately 84,000 shares of restricted stock were awarded to senior management and independent directors under the 2006 Employee Stock Incentive Plan and the 2009 Independent Directors Incentive Stock Plan. As of June 30, 2009, the Company had unearned compensation of $1,081,000 associated with all of the Company's restricted stock awards, which will be expensed over the next five years.

     Stock option activity during the six months ended June 30, 2009, under all stock option plans is as follows:

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
 -------    --------------------------------------------------------------------
(continued):
------------

                                                        Average
                                         Weighted       Remaining
                                         Average        Contractual
                           Number of     Exercise       Term
                           Shares        Price          (in  years)
                           ------        -----           -----------
Options  outstanding,
 January  1,  2009         591,000        $3.19             4

Granted                     85,000         2.00             6

Forfeited                 (119,000)        2.17             -

Exercised                  (70,000)        1.07             -
                           --------        ----          ----

Options  outstanding,
 June  30,  2009           487,000        $3.54             4
                           =======        =====             =

Outstanding  exercisable
 at  June  30,  2009       416,000        $3.80             4
                           =======        =====             =

     At June 30, 2009 the aggregate intrinsic value of options outstanding and options exercisable was $280,000 and $227,000, respectively.

     The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2009:

                                Number  of         Weighted-Average
                                Shares         Grant-Date  Fair  Value
                                ------         -----------------------

Nonvested  stock  options
 at  January  1,  2009           9,000                 $3.06

Granted                         85,000                  1.02

Vested                         (22,000)                 1.74

Forfeited                       (1,000)                 2.91
                               --------                -----

Nonvested  stock  options
 at  June  30,  2009            71,000                 $1.02
                                =======                =====

     At June 30, 2009, there was approximately $15,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next four years.

(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment ("Line of Credit"). The Line of Credit, further amended in November 2008, will continue from year to year unless sooner terminated for an event of default, including non-compliance with financial covenants. Loans under the Line of Credit will bear interest equal to the sum of 2.25% plus the one-month London Inter-bank offer rate ("LIBOR") (.31% at June 30, 2009). Outstanding borrowings under the Line of Credit were $1,000 at June 30, 2009.

               ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  2)  -  Financing  Arrangements   (continued):
--------      -------------------------------------

     In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same commercial lender to finance the acquisition of Tulip Development Laboratory, Inc. and TDL Manufacturing, Inc. ,its manufacturing affiliate, (collectively, "Tulip")("The Tulip Term Loan"). The Tulip Term Loan, which requires compliance with certain financial covenants, have fifty-nine (59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of $1,488,000 in May 2010. In June 2009, the Tulip Term Loan was amended to sixty-four(64) monthly payments and a sixty-fifth payment of $1,190,000 in October 2010. In November 2008, the interest rate was amended and the Tulip Term Loan currently bears interest equal to the sum of 2.50% plus the one-month LIBOR. The unpaid balance on the Tulip Term Loan at June 30, 2009 was approximately $2,083,000.

     In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip at an interest rate of prime (3.25% at June 30, 2009) plus 2.00% (the "Tulip Shareholder Note"). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, the Company refinanced the balance due on the Tulip Shareholder Note of $1,050,000 with its primary commercial lender (the "New Tulip Shareholder Note"). Under the terms of the New Tulip Shareholder Note, monthly payments of $35,000 are made over a thirty-month period, which commenced August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR. The New Tulip Shareholder Note requires compliance with certain financial covenants. In November 2008 the interest rate was amended to equal the sum of 2.50% plus the one-month LIBOR. The unpaid balance on the New Tulip Shareholder Note at June 30, 2009 was approximately $245,000.

     In December 2007, the Company entered into a five year $4,500,000 Term Loan Agreement with the same commercial lender to finance the acquisition of Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems ("ICS")(the "ICS Term Loan"). The ICS Term Loan, which requires compliance with certain financial covenant ratios, has fifty-nine (59) monthly payments of approximately $54,000 and a sixtieth (60th) payment of approximately $1,339,000. In November 2008, the interest rate was amended to equal the sum of 2.25% plus the one-month LIBOR rate. The unpaid balance on the ICS Term Loan at June 30, 2009 was approximately $3,589,000.

     The Company was not in compliance with two of its financial covenant ratios as of September 30, 2008. In November 2008, the Company's primary lender waived these covenant defaults and the Company renegotiated the financial covenant ratios for the quarterly reporting periods ending December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the financial covenant ratios reverted back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as the cost to the Company for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the Tulip Term Loan and New Tulip Shareholder Note increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and the Line of Credit was increased to the sum of 2.25% plus the one month LIBOR.

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  2)  -  Financing  Arrangements   (continued):
--------      -------------------------------------

     The Company was not in compliance with two of its financial covenant ratios as of June 30, 2009. In August 2009, the Company's primary lender agreed to waive these covenant defaults. The lender, in consideration of such waiver, accessed a waiver fee of $10,000 and increased the interest rate on all term debt, including the Tulip Term Loan, Tulip Shareholder Note and ICS Term Loan, and the Line of Credit equal to the sum of 3.50% plus the one month LIBOR. In addition, the Company has agreed to reduce its Line of Credit from $3,000,000 to $2,500,000 until October 31, 2009, at which time it will be further reduced to $2,000,000.

(NOTE 3) - Net Income (Loss) Per Common Share:
 ------    ----------------------------------

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding:

                                                   Six Months Ended                      Three Months Ended
                                                      June 30,                               June 30,
                                             2009                  2008             2009                 2008
                                             ----                  -----            ----                 ----
Denominator:
 Denominator for basic net
  income (loss) per share -
  weighted-average common shares           4,320,000            4,504,000         4,364,000           4,508,000

Effect of dilutive securities:
 Employee and directors stock options          -                    -                26,000                -

Unearned portion of restricted
 stock awards                                  -                    -                23,000                -
                                           ----------           ---------         ---------           ----------
Denominator for diluted net
 income (loss) per share -
  weighted-average common
   shares and assumed conversion          4,320,000            4,504,000          4,413,000           4,508,000
                                          =========            =========          =========           ==========

The numerator for basic and diluted income (loss) per share for the six and three month periods ended June 30, 2009 and 2008 is net income (loss).

     During the six months ended June 30, 2009, the Company had a net loss and therefore did not include 41,000 incremental common shares in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

     During the six and three months ended June 30, 2008, the Company had net losses and therefore did not include 273,000 and 256,000 incremental common shares, respectively, in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

     Options to purchase 256,000 shares of common stock were outstanding during the three months ended June 30, 2009, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive as the options' exercise prices were greater than the average market price of the Company's common shares during the relevant period.

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 3) - Net Income (Loss) Per Common Share   (continued):
 ------    ------------------------------------------------

     Approximately 273,000 shares of common stock were outstanding during the six and three months ended June 30, 2009 and approximately 281,000 and 224,000 shares of common stock were outstanding during the six and three months ended June 30, 2008, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory based on an estimate of its gross profit.


(NOTE 5) - Inventories:
-------    -----------


     Inventories are comprised of the following:


                           June 30,             December 31,
                             2009                   2008
                             ----                   ----
                         (unaudited)
Raw Materials           $ 7,691,000            $ 7,108,000
Work-in-process           4,094,000              3,853,000
Finished goods              620,000                575,000
                        -----------            -----------
     TOTAL              $12,405,000            $11,536,000
                        ===========            ===========

(NOTE 6) - Marketable Securities:
-------    ---------------------

          The following is a summary of the Company's available for sale marketable securities at June 30, 2009 and December 31, 2008:

                                                               Unrealized
                             Adjusted        Fair               Holding
June 30, 2009                 Cost           Value                Loss
-------------                -------       ----------        -----------

Corporate Bonds            $  932,000     $  907,000         $   (25,000)
U.S. Government
  Agency Bonds                113,000        113,000                -
                           ----------     ----------         -----------

Total                      $1,045,000     $1,020,000         $   (25,000)
                           ==========     ==========         ===========

December 31, 2008
-----------------

Corporate Bonds            $  974,000     $  779,000        $   (195,000)
U.S. Government
  Agency Bonds                350,000        348,000              (2,000)
                           ----------     ----------          -----------

Total                      $1,324,000     $1,127,000        $   (197,000)
                           ==========     ==========         ============


                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 6) - Marketable Securities   (continued):
-------    -----------------------------------

The Company did not have an other than temporary impairment charge during the three months ended June 30, 2009. During the three months ended March 31, 2009 and prior to adoption of FSP 115-2, the Company charged $39,000 against investment and other income to record the impairment in market value of certain available-for-sale securities deemed other than temporary. For the year ended December 31, 2008, the Company charged $130,000 against investment and other income-net to record the impairment in market value of certain available-for-sale securities deemed other than temporary.

(NOTE7) - Fair Value of Financial Instruments:
------    -----------------------------------

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

     The table below presents the balances, as of June 30, 2009, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

                         Total          Level  1      Level  2      Level  3
                      --------          --------      --------      --------

Corporate  Bonds     $   907,000     $   907,000     $   -          $   -
U.S.  Government
  Agency  Bonds          113,000         113,000         -              -
                      ----------     -----------      -------        ------

Total  Assets         $1,020,000      $1,020,000     $   -          $   -
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

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 8) - Comprehensive Income (Loss):
-------    ---------------------------

     For the six and three months ended June 30, 2009, total comprehensive income (loss), net of tax, was $(238,000) and $119,000, respectively. For the comparable periods during 2008, total comprehensive income (loss), net of tax, was $(286,000) and $(289,000), respectively. Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities, net of tax.

(NOTE 9) - Business Segments:
--------   -----------------

     The Company operates through two business segments, the Electronics Segment (or "Electronics Group") and the Power Units Segment (or "Power Group"). The Electronics Segment is comprised of the Orbit Instrument Division and the Company's Tulip and ICS subsidiaries. The Orbit Instrument Division and Tulip are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Units Segment, through the Company's Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The reportable segments are managed separately as they manufacture and distribute distinct products with different production processes.

     The following is the Company's business segment information for the six and three month periods ended June 30, 2009 and 2008:


                                    Six Months Ended                      Three Months Ended
                                        June 30,                               June 30,
                              2009                 2008               2009                      2008
                             -----                ------             ------                     ----
Net sales:
  Electronics
   Domestic                $ 6,528,000        $ 7,013,000           $3,242,000                $3,016,000
   Foreign                     769,000            779,000              378,000                   435,000
                            ----------         ----------           ----------                ----------
Total Electronics            7,297,000          7,792,000            3,620,000                 3,451,000

Power Units
   Domestic                  4,354,000          3,771,000            2,131,000                 1,951,000
   Foreign                     508,000            950,000              361,000                   501,000
                           -----------        -----------            ----------                ---------
Total Power Units            4,862,000          4,721,000            2,492,000                 2,452,000

   Intersegment sales           (6,000)           (30,000)              (6,000)                  (30,000)
                            -----------        -----------            ---------                ---------
Total                      $12,153,000        $12,483,000           $6,106,000                $5,873,000
                           ===========         ===========          ===========                =========



                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                       (unaudited)
                                                       (continued)

(NOTE 9) - Business Segments   (continued):
--------   -------------------------------


(Loss) income from operations:
Electronics                  $ (99,000)        $(170,000)            $  44,000                 $(278,000)
Power Units                    538,000           546,000               357,000                   323,000
Intersegment profit            (17,000)           (4,000)               (3,000)                   (4,000)
General corporate
 expenses not allocated       (754,000)         (656,000)             (403,000)                 (342,000)
Interest expense               (88,000)         (182,000)              (42,000)                  (80,000)
Investment and other income     76,000           178,000                56,000                    82,000
                               --------         --------               -------                   ---------
(Loss) income before
 income taxes                $(344,000)        $(288,000)            $   9,000                 $(299,000)
                             =========          ========             ==========                 =========






(NOTE 10) - Goodwill and Other Intangible Assets:
---------   -------------------------------------


     The Company applies SFAS No. 142, Goodwill and Other Intangible Assets-("SFAS 142"). SFAS 142 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company performs its annual impairment test of goodwill and other intangible assets at the end of its fiscal year.

     At June 30, 2009, the Company's intangible assets other than goodwill consist of the following:

                          Estimated        Gross                          Net
                           Useful         Carrying     Accumulated     Carrying
                            Life           Value       Amortization      Value
                            ----        -----------    ------------      -----
Customer relationships     15 Years      $2,000,000    $ (200,000)   $1,800,000
Contract backlog          1-5 Years       1,750,000    (1,503,000)      247,000
Non-Compete Agreements      3 Years         415,000      (364,000)       51,000
                                        -----------    -----------   ----------
                                         $4,165,000   $(2,067,000)   $2,098,000
                                         ==========    ==========    ==========

At December 31, 2008, the Company's intangible assets other than goodwill consist of the following:

                         Estimated       Gross                          Net
                          Useful         Carrying     Accumulated       Carrying
                           Life          Value        Amortization      Value
                           ----          -----        ------------      -----
Customer relationships    15 Years     $2,000,000     $ ( 133,000)   $1,867,000
Contract backlog         1-5 Years      1,750,000      (1,338,000)      412,000
Non-Compete Agreements     3 Years        415,000        (348,000)       67,000
                                        ----------      ----------   ----------
                                       $4,165,000     $(1,819,000)   $2,346,000
                                       ==========     ============   ==========



                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 10) - Goodwill and Other Intangible Assets   (continued):
---------   ---------------------------------------------------

Amortization expense for the next five years is expected to be as follows:

                       Year ending December 31,

                       2009            $  249,000
                       2010               250,000
                       2011               133,000
                       2012               133,000
                       2013               133,000

The Company recognized amortization expense of $248,000 and $124,000 for six and three months ended June 30, 2009, respectively. The Company recorded amortization expense of $324,000 and $148,000, respectively, in the comparable 2008 periods.

(NOTE  11)  -  Income  Taxes:
----------     --------------

     For the six and three months ended June 30, 2009, the Company utilized net operating loss carryforwards to offset all of its income taxes with a corresponding adjustment to its valuation allowance, except for a $3,000 state income tax expense in Pennsylvania. For the comparable periods in 2008, the Company utilized net operating loss carryforwards to offset all of its income taxes, also with a corresponding adjustment to its valuation allowance, except for a $7,000 state and local income tax expense in Kentucky.

     On January 1, 2007, the Company adopted Financial Accounting Standards Board("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No. 109"("FIN 48"). This interpretation provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of FIN 48 to the Company's consolidated financial position, results of operations or cash flows for the six and three month periods ending June 30, 2009 and 2008.

(NOTE  12)  -  Related  Party  Transactions:
----------     -----------------------------

     Tulip leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of Tulip. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases of 2% each year for the first two renewal periods and 3% for the final two renewal periods. For the six and three months ending June 30, 2009, the total amount paid under this lease was approximately $59,000 and $30,000, respectively. For the comparable periods in 2008, the amounts were $58,000 and $30,000, respectively.



                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  13)  -  Recent  Accounting  Pronouncements:
----------     -----------------------------------

     In  June  2009,  the  Financial  Accounting  Standards Board("FASB") issued
Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  168,  The  "FASB
Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. This standard does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in this standard will be considered nonauthoritative. The standard is effective for interim and annual periods ending after September 15, 2009. The standard will not have an impact on the Company's financial condition or results of operations and the Company is currently evaluating the impact to its financial reporting process of providing codification references in its public filings.

     In April 2009, the FASB issued FSP Financial Accounting Standards ("FAS") 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary. The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP does not materially impact the Company's condensed consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP does not materially impact the Company's condensed consolidated financial statements.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  13)  -  Recent  Accounting  Pronouncements   (continued):
----------     -------------------------------------------------

     FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), increases the frequency of fair value disclosures required by Statements of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis effective June 30 2009, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

     In May 2009, the FASB issued FASB statement No. 165 (SFAS No. 165), "Subsequent Events", which is effective for reporting periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued. The Company adopted SFAS No. 165 and it did not have an impact on the Company's consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009. During this period no material subsequent events came to our attention.

(NOTE  14)  -  Equity:
----------     -------

     In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and, therefore, repurchase activity may be suspended or discontinued at any time. During the six month period ended June 30, 2009, the Company repurchased approximately 38,000 shares of its common stock at an average purchase price of $2.60 per share. Total cash consideration for the repurchased stock was approximately $100,000. From August 2008 through August 10, 2009, the Company purchased approximately 334,000 shares of its common stock for total cash consideration of $796,000 representing an average purchase price of $2.39 per share.

(NOTE  15)  -  Leasing  Arrangements:
----------     ----------------------

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
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward  Looking  Statements
----------------------------

     Statements in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

Executive  Overview
-------------------

     The results of operations for the three months and six months ended June 30, 2009 include the results of ICS which was acquired effective December 31, 2007. We recorded a 4.0% increase in revenues for the three months ended June 30, 2009 despite a delay in the receipt of the MK 119 order by ICS that is accounted for under the percentage of completion method. Prior year revenues were adversely affected by a shipment delay of a product covered under a substantial contract for the Orbit Instrument Division. As a result, sales from the Electronics Group increased by 4.9% and sales from the Power Group increased by 1.6%. Due to higher gross margins and decreased selling, general and administrative expenses and interest expense during the current period, we recorded net income of $6,000 for the three months ended June 30, 2009, compared to a net loss of $306,000 for the three months ended June 30, 2008.

Net sales for the six month period ended June 30, 2009 decreased by 2.6% from the prior six month period due to a 6.4% decrease in sales from the Electronics Group which was partially offset by a 3.0% increase from the Power Group. Gross profit as a percentage of sales for the six month period ended June 30, 2009 remained the same from the prior six month period. Due to the decrease in revenue and profitability from ICS due to the delay in the MK 119 contract, we recorded a net loss of $347,000 for the six months ended June 30, 2009, compared to a loss of $295,000 for the six months ended June 30, 2008.

Our backlog at June 30, 2009 was approximately $12,400,000 compared to $15,300,000 at June 30, 2008. Backlog was $14,300,000 at March 31, 2009.
Backlog was also affected by the delay in the MK 119 contract as well as a $1.9 million RCU order, expected in the first half of 2009 that was received in August 2009. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.

Our success over the past few years has significantly strengthened our balance sheet as evidenced by our 5.2 to 1 current ratio at June 30, 2009. We currently have a $3,000,000 credit facility in place. Our inventory levels have increased from year end which is primarily due to ICS, during the recent quarter, commencing the procurement process for materials for the MK119 contract. As a result of lower than expected profitability due to the aforementioned contract delays, we were not in compliance with two of its financial covenants at June 30, 2009.

In August 2008, our Board of directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through June 30, 2009, we repurchased approximately 275,000 shares at an average price of $2.29 per share. Total consideration for the repurchased stock was approximately $629,000. From August 2008 through August 10, 2009, we purchased approximately 334,000 shares of its common stock for total cash consideration of $796,000 representing an average price of $2.39 per share.

Critical  Accounting  Policies
------------------------------

The discussion and analysis of our financial condition and the results of our operations are based on our financial statements and the data used to prepare them. Our financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, goodwill impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other than temporary impairment on marketable securities. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

Inventories
-----------

     Inventory is valued at the lower of cost (specific, average and first-in, first-out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in its inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that we had previously determined obsolete.

Deferred  tax  asset
--------------------

     At December 31, 2008, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and federal and state net operating loss carry-forwards of approximately $20,000,000 and $7,000,000, respectively that expire through 2020. Approximately, $16,000,000 of federal net operating loss carry-forwards expire between 2010 and 2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized. We estimate our valuation allowance based on an estimated forecast of our future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     We have significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we concluded an impairment charge should be taken at December 31, 2008 in connection with the recorded goodwill arising from its acquisitions made between 2005 and 2007. If estimates or their related assumptions used in the current testing change in the future, we may be required to record further impairment charges.

Share-Based  Compensation
-------------------------

     Effective January 1, 2006, we began recognizing share-based compensation under SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $157,000 and $78,000 for the six and three months ended June 30, 2009, respectively, compared to $94,000 and $51,000 for the comparable prior year periods. The estimated fair value of stock options granted in 2008 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Other  than  Temporary  Impairment
----------------------------------

     We currently have in excess of $1,000,000 invested in government and corporate bonds. We treat our investments as available for sale pursuant to SFAS No. 115 which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

     We use several factors in our determination of the cash flows expected to be collected including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry and iv) whether interest payments continue to be made and v) any changes to the rating of the security by a rating agency. Although we received all our interest payments during the current year, we took an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009 consisting of bonds held in two separate issuers in which we determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry. We did not take any further other than temporary impairment charges for the three months ended June 30, 2009.



Results of Operations
---------------------

Three month period ended June 30, 2009 v. June 30, 2008
-------------------------------------------------------

     We currently operate in two industry segments, the Electronics Group and the Power Group. Our Electronics Group, consisting of our Orbit Instrument Division and its Tulip subsidiary, are engaged in the design and manufacture of electronic components and subsystems and its ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. Our Power Group consists of our Behlman subsidiary and is engaged in the design and manufacture of commercial power units. The results of operations for the three and six month periods ended June 30, 2009 and June 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective, December 31, 2007.

     Consolidated net sales for the three month period ended June 30, 2009 increased by 4.0% to $6,106,000 from $5,873,000 for the three month period ended June 30, 2008. Sales from the Electronics Group increased by 4.9%, despite the delay in the receipt of the MK 119 order by ICS that is accounted for under the percentage of completion method. Sales for the quarter ended June 30, 2008 were adversely affected when our Orbit Instrument Division was verbally advised by one of its customers to provide support for several modifications to a product that was under a substantial contract with many of the units scheduled for shipment during the second quarter. As a result of the request, those deliveries that were scheduled for the second quarter were delayed to the end of the third quarter and fourth quarter of 2008 resulting in significantly lower revenues for the operating unit for the second quarter. Sales from the Power Group slightly increased by 1.6% for the quarter ended June 30, 2009 as compared to the comparable period in the prior year.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2009 increased to 41.9% from 39.7% for the three month period ended June 30, 2008. This increase resulted from a higher gross profit from both the Company's Electronics Group and Power Group. The increase in gross profit from the Electronics Group was principally due to a higher gross profit from the Orbit Instrument Division due to the aforementioned shipping delay that affected gross profit in the prior year quarter, a higher gross profit from Tulip due to slightly higher sales and product mix and despite a lower gross profit from ICS due to the aforementioned MK 119 contract delay. The increase in gross profit from the Power Group was principally due to product mix.

     Selling, general and administrative expenses decreased by 2.5% to $2,564,000 for the three month period ended June 30, 2009 from $2,631,000 for the three month period ended June 30, 2008 principally due to lower selling, general and administrative costs from the Electronics Group that was partially offset by higher selling, general and administrative costs from the Power Group and higher corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2009 decreased to 42.0% from 44.8% for the three month period ended June 30, 2008 principally due to the aforementioned decrease in costs from the Electronics Group along with an increase in sales from the business segment.

     Interest expense for the three months ended June 30, 2009 decreased to $42,000 from $80,000 for the three months ended June 30, 2008 due to a decrease in the amounts owed to lenders in the current period as a result of the pay down of our term debt and a decrease in interest rates.

     Investment and other income for the three month period ended June 30, 2009 decreased to $56,000 from $82,000 for the three-month period ended June 30, 2008 principally due to a decrease in the amounts invested during the current period and to a decrease in interest rates.

     Net income before taxes was $9,000 for the three months ended June 30, 2009, compared to a loss before taxes of $299,000 for the three months ended June 30, 2008. The increase in net income was principally due to (i) the increase in sales from both the Orbit Instrument Division and Tulip, (ii) an increase in gross profit, (iii) a decrease in selling, general and administrative expenses, and, (iv) a decrease in interest expense, despite a decrease in revenue and profitability from ICS due to the contract delay for the MK 119 and a decrease in investment and other income.

The income tax provision for the three months ended June 30, 2009 was $3,000 compared to $7,000 for the three months ended June 30, 2008 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended June 30, 2009 was $6,000 compared to a net loss of $306,000 for the three months ended
June  30,  2008.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended June 30, 2009 increased to $232,000 compared to a loss of $21,000 for the three months ended June 30, 2008. Listed below is the EBITDA reconciliation to net income:

                                        Three  months  ended
                                            June  30,
                                            ---------
                                     2009               2008
                                     ----                ----

Net  (loss)  income                $ 6,000            $(306,000)
Interest  expense                   42,000               80,000
Income  tax  expense                 3,000                7,000
Depreciation  and  amortization    181,000              198,000
                                   -------              -------
EBITDA                          $  232,000           $  (21,000)
                                ==========           ===========

EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income. An element of our growth strategy has been through strategic acquisitions which have been substantially funded through the issuance of debt. This has resulted in significant interest expense and amortization expense. EBITDA is presented as additional information because we believe it is useful to our investors and management as a measure of cash generated by our business operations that will be used to service our debt and fund future acquisitions as well as provide an additional element of operating performance.


Six month period ended June 30, 2009 v. June 30, 2008
-----------------------------------------------------

     Consolidated net sales for the six month period ended June 30, 2009 decreased by 2.6% to $12,153,000 from $12,483,000 for the six month period ended June 30, 2008 due to lower sales from our Electronics Group that was partially offset by increased sales from the Power Group. Sales from the Electronics Group decreased by 6.4% principally due to the delay in the receipt of the MK 119 order by ICS that is accounted for under the percentage of completion method and despite during the prior period, our Orbit Instrument Division being verbally advised by one of its customers to provide support for several modifications to a product that was under a substantial contract, which significantly lowered sales during the second quarter. Sales from the Power Group increased by 3.0% for the current six month period compared to the prior year.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2009 and June 30, 2008 remained the same at 39.8%. Gross profit from our Electronics Group slightly increased during the current period due to increased sales from the Orbit Instrument Division and Tulip and product mix; and despite a decrease in sales from ICS. Gross profit from the Power Group slightly decreased during the period principally due to product mix.

     Selling, general and administrative expenses decreased by 1.6% to $5,165,000 for the six month period ended June 30, 2009 from $5,249,000 for the six month period ended June 30, 2008 principally due to lower selling, general and administrative costs from the Electronics Group which was partially offset by higher selling, general and administrative costs from the Power Group and higher corporate costs. The lower selling, general and administrative costs from the Electronics Group was principally due to certain cost cutting initiatives and to a decrease in the non-cash amortization of intangible assets, due to certain of those assets becoming fully amortized in a prior period. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2009 increased to 42.5% from 42.0% for the six month period ended June 30, 2008 principally due to the reduction in sales from the Electronics Group that was partially offset by the decrease in expenses.

     Interest expense for the six months ended June 30, 2009 decreased to $88,000 from $182,000 for the six months ended June 30, 2008 due to a decrease in the amounts owed to lenders in the current period as a result of the pay down of our term debt and to a decrease in interest rates.

     Investment and other income for the six month period ended June 30, 2009 decreased to $76,000 from $178,000 for the six-month period ended June 30, 2008 principally due to a decrease in the amounts invested during the current period, a decrease in interest rates and a $39,000 other than temporary impairment charge related to certain corporate bonds held by us taken in the first quarter of 2009.


     Loss before income taxes increased to $344,000 for the six months ended June 30, 2009 from the loss before income taxes of $288,000 for the six months ended June 30, 2008. The increase in the loss was principally due to a decrease in revenue and profitability from ICS due to the contract delay on the MK 119 and a decrease in investment and other income, despite an increase in sales from both the Orbit Instrument Division and Tulip, a decrease in selling, general and administrative expenses and a decrease in interest expense.

The income tax provision for the six months ended June 30, 2009 was $3,000 compared to $7,000 for the six months ended June 30, 2008 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net loss for the six months ended June 30, 2009 increased to $347,000 from the net loss of $295,000 for the six months ended June 30, 2008.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the six months ended June 30, 2009 decreased to $104,000 for the six months ended June 30, 2008 compared to $318,000 for the six months ended June 30, 2008. Listed below is the EBITDA reconciliation to net income:

                                           Six  months  ended
                                              June  30,
                                              ---------
                                     2009                     2008
                                     ----                     ----

Net  (loss)  income               $(347,000)             $(295,000)
Interest  expense                    88,000                182,000
Income  tax  expense                  3,000                  7,000
Depreciation  and  amortization     360,000                424,000
                                   --------                -------
EBITDA                           $  104,000               $318,000
                                  =========               ========


Material  Change  in  Financial  Condition
------------------------------------------

     Working capital decreased to $16,772,000 at June 30, 2009 compared to $17,136,000 at December 31, 2008. The ratio of current assets to current liabilities was 5.2 to 1 at June 30, 2009 compared to 4.4 to 1 at December 31, 2008. The decrease in working capital was primarily attributable to the net loss for the period, repayments of debt and the purchase of treasury stock.

Net cash provided by operations for the six month period ended June 30, 2009 was $1,355,000, primarily attributable to the decrease in accounts receivable and the non-cash amortization of intangible assets, depreciation and stock compensation expense, despite the net loss for the period, the increase in inventory and the decrease in accounts payable. Net cash used in operations for the six month period ended June 30, 2008 was $771,000, primarily attributable to the net loss for the period, the non-cash deferred income, an increase in inventory and costs and estimated earnings in excess of billings, a decrease in accounts payable, accrued expenses and income taxes payable, despite the non-cash amortization of intangible assets, the decrease in accounts receivable and the increase in customer advances.

Cash flows provided by investing activities for the six month period ended June 30, 2009 was $4,000, primarily attributable to the sale of marketable securities and the sale of fixed assets that was partially offset by the purchase of fixed assets. Cash flows provided by investing activities for the six month period ended June 30, 2008 was $799,000, primarily attributable to the sale of marketable securities that was partially offset by the purchase of marketable securities, the purchase of property and equipment and additional costs associated with the ICS acquisition.

     Cash flows used in financing activities for the six month period ended June 30, 2009 was $1,309,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock that was partially offset by the exercise of stock options. Cash flows used in financing activities was $1,433,000, primarily attributable to the repayment of long term debt that was partially offset from loan proceeds from the our line of credit.

     In December 2007, we entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment(the "Line of Credit"). In April 2005, we entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of Tulip ("Tulip Term Loan") and its manufacturing affiliate. In December 2007, we entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS ("ICS Term Loan"). In connection with the ICS Term Loan, the interest rates on both term loan agreements, including the Tulip Term and ICS Term Loan, and the Line of Credit were amended to equal a certain percentage plus the one month LIBOR depending on a matrix related to a certain financial covenant. The Line of Credit will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month. Outstanding borrowings under the Line of Credit were $1,000 at June 30, 2009. The Tulip Term Loan and the ICS Term Loan had unpaid balances of $2,083,000 and $3,589,000, respectively, at June 30, 2009.

In April 2005, we entered into a five year $2,000,000 Promissory Note with the selling shareholders of Tulip ("Tulip Shareholder Note") at an interest rate of prime (3.25% at March 31, 2009) plus 2.00% . Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, we refinanced the balance due on the Tulip Shareholder Note of $1,050,000 with our primary commercial lender ( the "New Tulip Shareholder Note"). Under the terms of the New Tulip Shareholder Note, monthly payments of $35,000 will be made over a thirty-month period (through January 2010) along with accrued interest pursuant to the interest terms described below. The New Tulip Shareholder Note's unpaid balance at June 30, 2009 was approximately $245,000.

As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, we were not in compliance with two of our financial covenants at September 30, 2008. In November 2008, our primary lender waived the covenant default of two of its financial ratios at September 30, 2008 and we renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the covenants were to revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as a cost to us for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the Tulip Term Loan and the New Tulip Shareholder Note, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and Line of Credit was increased to the sum of 2.25% plus the one month LIBOR. At June 30, 2009, the one month LIBOR was equal to 0.31%. We were in compliance with all our financial covenants at March 31, 2008.

     As a result of decreased revenue and profitability due to the customer contract delay for the MK 119 that is recorded under the percentage of completion method, the Company was not in compliance with two of its financial covenant ratios as of June 30, 2009. In August 2009, the Company's primary lender agreed to waive these covenant defaults. The lender, in consideration of such waiver, accessed a waiver fee of $10,000 and increased the interest rate on all term debt, including the Tulip Term Loan, Tulip Shareholder Note and ICS Term Loan, and the Line of Credit equal to the sum of 3.50% plus the one month LIBOR. In addition, the Company has agreed to reduce its Line of Credit from $3,000,000 to $2,500,000 until October 31. 2009, at which time it will be further reduced to $2,000,000.

Our contractual obligations and commitments as of June 30, 2009, are summarized as follows:

                                     Less  than       1-2       3-5
                       Total         One  Year       Years     Years
                       -----         ----------      ------    ------

Long-term  debt        $5,917,000     $1,602,000   $2,654,000  $1,661,000

Note  Payable               1,000          1,000         -          -

Employment
 Contracts              3,172,000      2,011,000    1,161,000       -

Operating  leases       3,749,000        895,000    1,757,000   1,097,000
                      -----------     ----------    ---------   ---------

Total  contractual
Obligations           $12,839,000     $4,509,000   $5,572,000  $2,758,000
                      ===========     ==========   ==========  ==========

     Our existing capital resources, including our bank credit facilities and its cash flow from operations are expected to be adequate to cover our cash requirements for the foreseeable future.

     In August 2008, our Board of directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through June 30, 2009, we repurchased approximately 275,000 shares at an average price of $2.29 per share. Total consideration for the repurchased stock was approximately $629,000. From August through August 10, 2009, we purchased approximately 334,000 shares of its common stock for total cash consideration of $796,000 representing an average price of $2.39 per share.

     Inflation  has  not  materially  impacted  our  operations.

Certain  Material  Trends
-------------------------

     During the second quarter of 2008, our Orbit Instrument Division was verbally advised by one of its customers to provide support for the immediate development of certain modifications to a product for the Division. This "out of scope" support caused a delay in a significant amount of shipments scheduled throughout 2008 which resulted in a decrease in revenue and profitability for 2008. The Division worked closely with this customer and shipment of the units resumed in the third quarter. However, a significant number of units scheduled for shipment by December 31, 2008 are now being shipped in 2009. In addition, that same customer has approached us and requested a modification to the existing Memorandum of Agreement so that additional units may be procured before the end of the year. However, this modification was delayed and not received by us until August 2009. Consequently, certain shipments planned for 2009 may be delayed until 2010. In addition, ICS has experienced a delay in the award for its MK 119 Gun Console System which has affected its first and second quarter shipments. This award is still being delayed although ICS has been assured that these orders have been given a high priority by the government contracting office and will be received shortly. Due to the assurance from the government and in order to attempt to meet anticipated delivery schedules, ICS during the second quarter, commenced the procurement process for materials on the anticipated contract award. Once received, ICS will most likely apply a very intense labor effort in order to meet contract delivery schedules. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.

     The Power Group had a record year of bookings and revenue in 2008. The commercial division of the Power Group has historically been vulnerable to a weak economy. However, bookings in the commercial division were sustained and bookings from the custom division remained fairly strong near the end of 2008. However, due to current economic conditions and its effect on capital spending, the Power Group's commercial division has experienced a decrease in bookings through the first half of 2009 but it has been more than offset by strong bookings in its custom division.

In April 2005, we completed the acquisition of Tulip and its operations became part of our Electronics Group. In December 2007, we completed the acquisition of ICS which also became part of the Electronics Group. Our Electronics Group and the Custom Division of our Power Group are heavily dependent on military spending. The events of September 11, 2001, have put a tremendous emphasis on defense and homeland security spending and we have benefited from an increasing defense budget. Although the Electronics Group and the Custom Division of the Power Group are pursuing several opportunities for reorders, as well as new contract awards, we have normally found it difficult to predict the timing of such awards. In addition, we have an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain.

     There is no seasonality to our business. Our revenues are generally determined by the shipping schedules outlined in the purchase orders received from our customers. We stratify all the opportunities we are pursuing by various confidence levels. We generally realize a very high success rate with those opportunities to which we apply a high confidence level. We currently have a significant amount of potential contract awards to which we have applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities we are pursuing, it is also difficult to predict when we will commence shipping under these contracts. A delay in the receipt of any contract from our customer ultimately causes a corresponding delay in shipments under that contract. During 2008, due to shipping schedules, our second half of the year was stronger than the first half. Due to the contract delay in the first and second quarter experienced by ICS, we expect 2009 to have a stronger operating performance in the second half of the year.

     Despite the increase in military spending, we still face a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs. In addition, these new contracts require incurring up-front design, engineering, prototype and pre-production costs. While we attempt to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the United States Government, for such effort. In addition, even if the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun that may not be reimbursable. Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production. In such event, even if we are reimbursed for our development costs it will not generate any significant profits.

     We are heavily dependent upon military spending as a source of revenues and income. However, even increased military spending does not necessarily guarantee us increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on our future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives us some diversity and the additions of Tulip and ICS gives the Electronics Segment a more diversified customer base.

     Our business strategy is to expand its operations through strategic, accretive acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available. In April 2005, we completed the acquisition of Tulip and in December 2007, we completed the acquisition of ICS. However, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of Orbit's operations which may be adversely affected. We continue to review acquisition candidates but there is no assurance that an acquisition will be completed in 2009.

During the second quarter of 2007, we expanded the activities of our investment banker to include the pursuit of alternative strategies, including the potential sale of the Company as a means of enhancing shareholder value. In June 2008, we terminated such activities with the investment banker. In May 2009, we hired a new investment banker and continue to pursue strategic alternatives to enhance shareholder value. However, there is no assurance that a sale or any of the other strategic alternatives will be accomplished.


Item  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

Not  Applicable.

Item  4T.     CONTROLS  AND  PROCEDURES

Disclosure  Controls  and  Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the " Exchange Act ")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal  Control  over  Financial  reporting

     There has been no change to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None.

ITEM  1A.  RISK  FACTORS

          Not  applicable.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

 ISSUER'S  PURCHASE  OF  EQUITY  SECURITIES:




                    (a)           (b)                         (c)                                   (d)
Period               Total                                                                           Maximum Number(or
                     Number of     Average Price Paid          Total Number of Shares(or Units)      Approximate Dollar Value)
                     Shares(or     Per Share(or Unit)          Purchased as part of Publicly         of Shares(or Units) that May
                     Units)                                    Announced Plans or Programs           Yet Be Purcahsed Under the
                     Purchased                                                                       Plans or Programs
-------             ----------     -------------------         ---------------------------------     --------------------------
April  1- 30, 2009     5,032             $ 2.86                            5,032                           $ 2,413,000

May 1-31, 2009        10,438             $ 3.09                           10,438                           $ 2,381,000

June 1-30, 2009        3,311             $ 3.12                            3,311                           $ 2,371,000
                      ------            -------                           ------                          ------------
Total                 18,781             $ 3.04                           18,781                           $ 2,371,000
                      ======             ======                           ======                           ===========


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     An Annual Meeting of our Stockholders was held on June 19, 2009. The holders of 4,591,106 shares of our common stock were entitled to vote at the meeting. The holders of 4,437,019 shares of our common stock, or approximately 97% of shares were entitled to vote at the meeting, were represented in person or by proxy. The following actions took place:

1. The stockholders voted for the election of each of the following persons nominated to serve as a Director of the Company until the next annual meeting and until his successor is elected and qualified: Dennis Sunshine by 4,381,879 votes for and 55,140 against, Bruce Reissman by 4,376,736 votes for and 60,283 against, Mitchell Binder by 4,373,733 votes for and 63,286 against, Bernard Karcinell by 4,215,267 votes for and 221,752 against, Lee Feinberg by 4,355,316 votes for and 81,703 against, Sohail Malad by 4,202,280 votes for and 234,924 against and Fredric Gruder by 4,201,997 votes for and 235,022 against.

2. With respect to Proposal 2 the adoption of the 2009 Independent Directors Incentive Stock Plan, stock holders voted 1,399,175 for and 1,614,677 against (23,303 abstained) which did not constitute the needed votes for passage. Accordingly, we have terminated proxy solicitation for this proposal.

3. The stockholders voted 4,031,416 for and 281,297 against the resolution relating to the appointment of McGladrey & Pullen LLP as the independent auditors and accountants for the Company for the year ended December 31, 2008 (124,305 votes abstained).

ITEM  5.  OTHER  INFORMATION

          None

ITEM  6.  EXHIBITS

          Exhibit  Number     Description
          ---------------     -----------
               10.1* Limited Covenant Waiver and Amendment to Tulip Term Loan, Tulip Shareholder Note and ICS Term Loan and Line of Credit.
               31.1* Certification of the Chief Executive Officer Required by Rule 13a-14 (a) or Rule 15d-14(a).
               31.2* Certification of the Chief Financial Officer Required by Rule 13a-14 (a) or Rule 15d-14(a).
               32.1* Certification of the Chief Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
               32.2* Certification of the Chief Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
_________________
*Filed  with  this  report.

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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                                   Registrant


Dated:     August 19, 2009     /s/ Dennis Sunshine
                               -------------------
                              Dennis Sunshine, President,
                              Chief Executive Officer and
                              Director



Dated:     August 19, 2009     /s/ Mitchell Binder
                               ------------------
                              Mitchell Binder, Executive
                              Vice President, Chief
                              Financial Officer
                              and Director