Form 10-Q
period 2009-09-30
ORBIT INTERNATIONAL CORP
filed 2009-11-20
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2009
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No
    ===

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
           Large  accelerated  filer          Accelerated  Filer
           Non-accelerated  filer             Smaller  reporting  company  X
                                                                          ===

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes No X
                                               ===

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,557,801 shares of common stock, par value $.10, as of November 10, 2009.



                                                   INDEX


                                                                                                       Page No.
                                                                                                      ----------

Part I.     Financial Information:

            Item 1 - Financial Statements:

            Condensed Consolidated Balance Sheets -
            September 30, 2009(unaudited) and December 31, 2008                                          3-4

            Condensed Consolidated Statements of Operations
            for the Nine and Three Months Ended
            September 30, 2009 and 2008 (unaudited)                                                        5

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2009
            and 2008 (unaudited)                                                                         6-7

            Notes to Condensed Consolidated Financial Statements (unaudited)                            8-20

            Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                        21-34

            Item 3. - Quantitative and Qualitative Disclosures
            About Market Risk                                                                             34

            Item 4T. - Controls and Procedures                                                            34

Part II.    Other Information:

            Item 2 - Changes in Securities and Use of Proceeds                                            35

            Item 6 - Exhibits                                                                             35

            Signatures                                                                                    36

            Exhibits                                                                                   37-42



                                       PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      September 30,        December 31,
                                                          2009               2008(1)
                                                          ----               -------
                                                       (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                          $ 2,331,000         $ 2,080,000
   Investments in marketable securities                   991,000           1,127,000
   Accounts receivable (less allowance for
    doubtful accounts of $145,000)                      4,894,000           6,333,000
   Inventories                                         11,585,000          11,536,000
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                  435,000                 -
   Deferred tax asset                                     770,000             850,000
   Other current assets                                   269,000             198,000
                                                       ----------          ----------

Total current assets                                   21,275,000          22,124,000

Property and equipment, net                             1,215,000             655,000

Goodwill                                                2,909,000           2,909,000

Intangible assets, net                                  1,973,000           2,346,000

Deferred tax asset                                      1,353,000           1,322,000

Other assets                                              652,000             644,000
                                                       ----------        ------------

TOTAL ASSETS                                          $29,377,000         $30,000,000
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




                                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (continued)

                                                      September 30,        December 31,
                                                          2009                2008(1)
                                                      ------------        --------------
                                                       (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt                  $ 1,497,000         $ 1,777,000
   Note payable - bank                                  1,181,000             399,000
   Accounts payable                                     1,318,000           1,499,000
   Income taxes payable                                     5,000               6,000
   Accrued expenses                                     1,234,000           1,185,000
   Customer advances                                       27,000              37,000
   Deferred income                                         85,000              85,000
                                                     ------------         -----------

Total current liabilities                               5,347,000           4,988,000

Deferred income                                           193,000             257,000

Long-term debt, net of current
 maturities                                             3,976,000           5,029,000
                                                     ------------         -----------

Total liabilities                                       9,516,000          10,274,000
                                                     ------------          ----------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
  authorized, 4,926,000 and 4,772,000 shares issued
  at 2009 and 2008, respectively, and 4,562,000 and
  4,535,000 shares outstanding at 2009 and 2008,
  respectively                                            493,000             477,000
Additional paid-in capital                             21,375,000          21,032,000
Treasury stock, at cost, 364,000 and
  237,000 shares, respectively                           (898,000)           (529,000)
Accumulated other comprehensive gain (loss),
  net of tax                                               47,000            (125,000)
Accumulated deficit                                    (1,156,000)         (1,129,000)
                                                     ------------         -----------

Total stockholders' equity                             19,861,000          19,726,000
                                                     ------------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $29,377,000         $30,000,000
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








                                                      ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    (unaudited)

                                           Nine Months Ended                          Three Months Ended
                                             September 30,                               September 30,
                                         2009              2008                    2009                  2008
                                         ----              ----                    ----                  ----
Net sales                            $19,029,000        $19,434,000             $ 6,876,000          $6,951,000

Cost of sales                         11,471,000         11,730,000               4,151,000           4,212,000
                                     -----------        -----------               ----------          ---------

Gross profit                           7,558,000          7,704,000               2,725,000           2,739,000
                                     -----------        -----------              ----------           ---------

Selling, general and
 administrative
  expenses                             7,606,000          7,757,000               2,441,000           2,508,000
Interest expense                         141,000            261,000                  53,000              79,000
Investment and
 other income, net                      (157,000)          (249,000)                (81,000)            (71,000)
                                     ------------        -----------             -----------          ----------
(Loss) income before
 (benefit) provision
  for income taxes                       (32,000)           (65,000)                312,000             223,000

(Benefit) provision
  for income taxes                        (5,000)            15,000                  (8,000)              8,000
                                      -----------        ----------             -----------           ---------

NET (LOSS) INCOME                     $  (27,000)        $ ( 80,000)              $ 320,000          $  215,000
                                      ===========       ============            ===========          ==========

Net (loss) income per
common share:


        Basic                         $  (.01)            $  (.02)                 $  .07                $.05
        Diluted                       $  (.01)            $  (.02)                 $  .07                $.05



           The accompanying notes are an integral part of these condensed financial statements.








                                            ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (unaudited)

                                                                Nine Months Ended
                                                                 September 30,
                                                          2009                   2008
                                                          ----                    ----
Cash flows from operating activities:
Net loss                                            $  ( 27,000)             $   (80,000)

Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:

Share-based compensation expense                         233,000                 171,000
Amortization of intangible assets                        373,000                 474,000
Depreciation and amortization                            165,000                 149,000
Loss on write down
  of marketable securities                                39,000                     -
(Gain) loss on sale of marketable securities             (26,000)                  8,000
Bond premium amortization                                  6,000                  11,000
Deferred income                                          (64,000)               (253,000)
Provision for doubtful accounts                           10,000                     -

Changes in operating assets and liabilities:

Accounts receivable, net                               1,429,000                (854,000)
Inventories                                              (49,000)             (1,237,000)
Costs and estimated earnings in excess of
  billings on uncompleted contracts                     (435,000)             (1,124,000)
Due from ICS sellers                                        -                    103,000
Other current assets                                     (71,000)                 61,000
Other assets                                              (8,000)                    -
Accounts payable                                        (181,000)                702,000
Accrued expenses                                          49,000                 (85,000)
Income taxes payable                                      (1,000)               (161,000)
Customer advances                                        (10,000)                348,000
                                                    ------------             -----------

Net cash provided by (used in) operating
   activities                                          1,432,000              (1,767,000)

Cash flows from investing activities:

Additional ICS acquisition costs                            -                    (97,000)
Purchases of property and equipment                     (734,000)               (118,000)
Sale of property and equipment                             9,000                   -
Sale of marketable securities                            388,000               2,076,000
Purchase of marketable securities                           -                 (1,033,000)
                                                     ------------            ------------

Net cash (used in) provided by investing
  activities                                            (337,000)                 828,000

                                                                     (continued)

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                                Nine Months Ended
                                                                  September 30,
                                                          2009                   2008
                                                          ----                   ----
Cash flows from financing activities:

Purchase of treasury stock                             (369,000)               (109,000)
Proceeds from issuance of long-term debt
  and note payable-bank                               1,184,000               1,520,000
Stock option exercises                                   75,000                   9,000
Repayments of long-term debt
  and note payable-bank                              (1,734,000)             (2,506,000)
                                                     -----------             -----------

Net cash used in financing activities                (  844,000)             (1,086,000)
                                                     -----------             -----------

NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                          251,000              (2,025,000)
                                                     ----------              -----------

Cash and cash equivalents - January 1                 2,080,000               3,576,000
                                                     ----------              ----------

CASH AND CASH EQUIVALENTS - September 30             $2,331,000              $1,551,000
                                                     ==========              ==========

Supplemental cash flow information:

Cash paid for interest                               $  142,000              $  265,000
                                                     ==========              ==========


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

     The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2009.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2008 contained in the Company's Annual Report on Form 10-K.

     The Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles ("GAAP") in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates
(ASU). The ASC did not have an effect on the Company's results of operations or financial condition.

In accordance with ASC 855, the Company evaluated all events or transactions that occurred after September 30, 2009 up through the filing of this Form 10-Q, November 20, 2009. During this period no material subsequent events came to our attention.

     The Company's investments are classified as available-for-sale securities and are stated at fair value, based on quoted market prices, with the unrealized gains and losses, net of income tax, reported in other comprehensive income. Realized gains and losses are included in investment income. Prior to adoption of an amendment to ASC 320, Investments - Debt and Equity Securities, any decline in value judged to be other-than-temporary on available-for-sale securities was included in investment income. After adoption of an amendment to ASC 320 at the beginning of the second quarter, any decline in value judged to be other-than-temporary on available-for-sale securities are included in earnings to the extent they relate to a credit loss. A credit loss is the difference between the present value of cash flows expected to be collected from the security and the amortized cost basis. The amount of any impairment related to other factors will be recognized in comprehensive income. The cost of securities is based on the specific-identification method. Interest and dividends on such securities are included in investment income.



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

     At September 30, 2009, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $233,000 and $76,000 for the nine and three months ended September 30, 2009, respectively, and was $171,000 and $77,000, respectively, for the comparable 2008 periods.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:

                                               Nine  Months  Ended
                                                 September  30,
                                           2009                 2008
                                           ----                 ----
Expected  Volatility                     61.86%             49.16%  to  49.62%
Risk-free  interest  rate                 1.88%              3.70%  to  4.16%
Expected  life  of  options  (in  years)   4.5                  3.6
Dividend  Yield            -                -                    -


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


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
--------    --------------------------------------------------------------------
(continued):
------------


The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the nine months ended September 30, 2009, approximately 84,000 shares of restricted stock were awarded to senior management and independent directors under the 2006 Employee Stock Incentive Plan and the 2009 Independent Directors Incentive Stock Plan. As of September 30, 2009, the Company had unearned compensation of $1,005,000 associated with all of the Company's restricted stock awards, which will be expensed over the next five years.

     Stock  option  activity  during  the  nine months ended September 30, 2009, under  all  stock  option  plans  is  as  follows:
                                                           Average
                                           Weighted        Remaining
                                           Average         Contractual
                            Number  of     Exercise        Term
                              Shares       Price          (in  years)
                              ------        -----          -----------

Options  outstanding,
 January  1,  2009           591,000        $3.19             4

Granted                       85,000         2.00             6

Forfeited                   (125,000)        2.15             -

Exercised                    (70,000)        1.07             -
                             --------        ----           ----

Options  outstanding,
 September  30,  2009        481,000        $3.56             4
                             =======        =====             =

Outstanding  exercisable
 at  September  30,  2009    410,000        $3.83             4
                             =======        =====             =

     At September 30, 2009 the aggregate intrinsic value of options outstanding and exercisable was $405,000 and $311,000, respectively.

     The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2009:





                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
--------    --------------------------------------------------------------------
(continued):
------------

                               Number  of       Weighted-Average
                               Shares        Grant-Date  Fair  Value
                               ------        -----------------------
Nonvested  stock  options
 at  January  1,  2009          9,000                 $3.06

Granted                        85,000                  1.02

Vested                        (22,000)                 1.74

Forfeited                      (1,000)                 2.91
                              --------                -----
Nonvested  stock  options
 at  September  30,  2009      71,000                 $1.02
                              =======                 =====

     At September 30, 2009, there was approximately $14,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next four years.

(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     In December 2007, the Company entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment ("Line of Credit"). The Line of Credit, further amended to a $2,500,000 credit facility in August 2009, will continue from year to year unless sooner terminated for an event of default, including non-compliance with financial covenants. Loans under the Line of Credit will bear interest equal to the sum of 3.50% plus the one-month London Inter-Bank Offer Rate ("LIBOR") (.25% at September 30, 2009). Outstanding borrowings under the Line of Credit were $1,181,000 at September 30, 2009 and availability under the Line of Credit was $1,319,000.

     In April 2005, the Company entered into a five-year $5,000,000 Term Loan Agreement with the same commercial lender to finance the acquisition of Tulip Development Laboratory, Inc. and TDL Manufacturing, Inc.,its manufacturing affiliate, (collectively, "TDL")("The TDL Term Loan"). The TDL Term Loan, which requires compliance with certain financial covenants, was payable in fifty-nine
(59) monthly principal payments of approximately $60,000 and a sixtieth (60th) payment of $1,488,000 in May 2010. In June 2009, the TDL Term Loan was amended so that the then remaining eleven (11) monthly payments would be paid in fifteen
(15) monthly payments of approximately $60,000 and a sixteenth (16th) payment of $1,190,000 in October 2010. In August 2009, the interest rate was amended and the TDL Term Loan currently bears interest equal to the sum of 3.50% plus the one-month LIBOR. The unpaid balance on the TDL Term Loan at September 30, 2009 was approximately $1,905,000.



                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  2)  -  Financing  Arrangements   (continued):
--------      -------------------------------------

In April 2005, the Company entered into a five year $2,000,000 Promissory Note with the selling shareholders of TDL at an interest rate of prime (3.25% at September 30, 2009) plus 2.00% (the "TDL Shareholder Note"). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In September 2007, the Company refinanced the balance due on the TDL Shareholder Note of $1,050,000 with its primary commercial lender (the "New TDL Shareholder Note"). Under the terms of the New TDL Shareholder Note, monthly payments of $35,000 are made over a thirty-month period, which commenced August 2007, along with accrued interest at a rate of 1.15% plus the one-month LIBOR. The New TDL Shareholder Note requires compliance with certain financial covenants. In August 2009, the interest rate was amended to equal the sum of 3.50% plus the one-month LIBOR. The unpaid balance on the New TDL Shareholder Note at September 30, 2009 was approximately $140,000.

     In December 2007, the Company entered into a five year $4,500,000 Term Loan Agreement with the same commercial lender to finance the acquisition of Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems ("ICS")(the "ICS Term Loan"). The ICS Term Loan, which requires compliance with certain financial covenant ratios, has fifty-nine (59) monthly payments of approximately $54,000 and a sixtieth (60th) payment of approximately $1,339,000. In August 2009, the interest rate was amended to equal the sum of 3.50% plus the one-month LIBOR rate. The unpaid balance on the ICS Term Loan at September 30, 2009 was approximately $3,428,000.

     The Company was not in compliance with two of its financial covenant ratios as of September 30, 2008. In November 2008, the Company's primary lender waived these covenant defaults and the Company renegotiated the financial covenant ratios for the quarterly reporting periods ending December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the financial covenant ratios reverted back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as the cost to the Company for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the TDL Term Loan and New TDL Shareholder Note increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and the Line of Credit was increased to the sum of 2.25% plus the one month LIBOR.

The Company was not in compliance with two of its financial covenant ratios as of June 30, 2009. In August 2009, the Company's primary lender agreed to waive these covenant defaults. The lender, in consideration of such waiver, accessed a waiver fee of $10,000 and increased the interest rate on all term debt, including the TDL Term Loan, New TDL Shareholder Note and ICS Term Loan, and the Line of Credit equal to the sum of 3.50% plus the one month LIBOR. In addition, the Company agreed to reduce its Line of Credit from $3,000,000 to $2,500,000 until October 31, 2009, at which time it will be further reduced to $2,000,000.

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  2)  -  Financing  Arrangements   (continued):
--------      -------------------------------------
     The Company was not in compliance with two of its financial covenant ratios as of September 30, 2009. In November 2009, the Company's primary lender agreed to waive these covenant defaults as of September 30, 2009, to amend the requirement for one of the financial ratios at December 31, 2009 and thereafter and to delete one of the financial ratio covenants and replace it with a new covenant requirement for December 31, 2009 and thereafter. The Company also agreed to two new covenants, one which requires the Company to obtain a signed commitment letter from another lender by February 28, 2010 or be assessed a $35,000 fee, and another which requires an equipment appraisal and collateral field exam, at the Company's expense, if all obligations to the lender are not paid by March 31, 2010. The lender, in consideration of such waiver, assessed a waiver fee of $15,000 and increased the interest on all term debt, including the TDL Term Loan, New TDL Shareholder Note and ICS Term Loan, and on the Line of Credit to a rate equal to the sum of 4.00% plus the one month LIBOR. In addition, the Company agreed to reduce its Line of Credit from $2,000,000 to $1,500,000 at December 31, 2009 and for the Line of Credit to expire June 30, 2010.

(NOTE 3) - Net Income (Loss) Per Common Share:
 ------    ----------------------------------

     The following table sets forth the computation of basic and diluted weighted average common shares outstanding:

                                               Nine Months Ended                  Three Months Ended
                                                 September 30,                      September 30,
                                            2009              2008             2009                 2008
-----------------------------------        -----              ----            -----                 -----
Denominator:
  Denominator for basic net
  income (loss) per share -
  weighted-average common shares          4,343,000        4,529,000       4,346,000               4,547,000

Effect of dilutive securities:
 Employee and directors stock options         -                 -             70,000                 158,000
 Unearned portion of restricted
  stock awards                                -                 -             29,000                   1,000
                                         ---------      -----------       ----------            ------------
Denominator for diluted net
  income (loss) per share -
  weighted-average common
shares and assumed conversion             4,343,000        4,529,000       4,445,000               4,706,000
                                        ===========      ===========       =========               =========



     During the nine months ended September 30, 2009 and 2008, the Company had net losses and therefore did not include 98,000 and 231,000 incremental common shares, respectively, in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

     Options to purchase 255,000 and 123,000 shares of common stock were outstanding during the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective period.


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  3)  -  Net  Income  (Loss)  Per  Common  Share   (continued):
 -------      -----------------------------------------------------

     Approximately 252,000 shares of common stock were outstanding during the nine and three months ended September 30, 2009 and approximately 209,000 shares of common stock were outstanding during the comparable 2008 periods, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.


(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                            September 30,     December 31,
                                2009              2008
                                ----              ----

Raw Materials              $ 7,183,000       $ 7,108,000
Work-in-process              3,823,000         3,853,000
Finished goods                 579,000           575,000
                           -----------       -----------
     TOTAL                 $11,585,000       $11,536,000
                           ===========       ===========


(NOTE 6) - Marketable Securities:
-------    ---------------------

The following is a summary of the Company's available for sale marketable securities at September 30, 2009 and December 31, 2008:

                                                         Unrealized
                         Adjusted        Fair               Holding
September 30, 2009         Cost          Value          Gain (loss)
------------------         ----          -----          -----------

Corporate Bonds         $  916,000     $  990,000       $    74,000
U.S. Government
  Agency Bonds               1,000          1,000               -
                        ----------         ------        ----------
Total                   $  917,000     $  991,000          $ 74,000
                        ==========     ==========          ========


December 31, 2008
-----------------

Corporate Bonds         $  974,000     $  774,000          (195,000)
U.S. Government
  Agency Bonds             350,000        348,000            (2,000)
                        ----------     ----------          ---------

Total                   $1,324,000     $1,127,000         $(197,000)
                        ==========     ==========         ==========




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 6) - Marketable Securities   (continued):
-------    -----------------------------------


The Company did not have an other than temporary impairment charge during the three month periods ended September 30, 2009 and June 30, 2009. During the three months ended March 31, 2009 and prior to adoption of an amendment to ASC 320, Investments-Debit and Equity Securities, the Company charged $39,000 against investment and other income to record the impairment in market value of certain available-for-sale securities deemed other than temporary. For the year ended December 31, 2008, the Company charged $130,000 against investment and other income-net to record the impairment in market value of certain available-for-sale securities deemed other than temporary.

(NOTE 7) - Fair Value of Financial Instruments:
------    -----------------------------------

     Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which applies to all financial assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level  3:  Unobservable  inputs  that  are  not  corroborated  by  market  data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. All of the Company's cash and cash equivalents are considered Level 1 investments.

The table below presents the balances, as of September 30, 2009, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

                         Total          Level  1      Level  2      Level  3
                      --------          --------      --------      --------

Corporate  Bonds     $   990,000     $   990,000      $   -         $   -
U.S.  Government
  Agency  Bonds            1,000           1,000          -             -
                           -----           -----       -----         -----

Total  Assets           $991,000      $  991,000      $   -         $   -
                        ========      ==========       =====        =====



                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE7)  -  Fair  Value  of  Financial  Instruments   (continued):
------      -----------------------------------------------------

The Company's only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt reasonably approximate their fair value due to their relatively short maturities. Long-term debt carrying value is approximate to its fair value at the balance sheet date. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

(NOTE 8) - Comprehensive Income (Loss):
-------    ---------------------------

     For nine and three months ended September 30, 2009, total comprehensive income, net of tax, was $145,000 and $383,000, respectively. For the comparable periods during 2008, total comprehensive income (loss), net of tax, was $(121,000) and $165,000, respectively. Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities, net of tax.

(NOTE 9) - Business Segments:
--------   -----------------

     The Company operates through two business segments, the Electronics Segment (or "Electronics Group") and the Power Units Segment (or "Power Group"). The Electronics Segment is comprised of the Orbit Instrument Division and the Company's TDL and ICS subsidiaries. The Orbit Instrument Division and TDL are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Units Segment, through the Company's Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

     The following is the Company's business segment information for the nine and three month periods ended September 30, 2009 and 2008:





                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 9) - Business Segments   (continued):
--------   -------------------------------

                                         Nine Months Ended                   Three Months Ended
                                           September 30,                       September 30,
                                     2009              2008              2009                 2008
                                    -----             -----             -----               -------
Net sales:
  Electronics
  Domestic                     $10,165,000        $10,859,000       $3,637,000           $3,846,000
  Foreign                        1,547,000          1,332,000          778,000              553,000
                              ------------        -----------      -----------          ------------
Total Electronics               11,712,000         12,191,000        4,415,000            4,399,000

Power Units
  Domestic                       6,453,000          6,341,000        2,099,000            2,570,000
  Foreign                          934,000          1,188,000          426,000              238,000
                               -----------         ----------      -----------          -----------
Total Power Units                7,387,000          7,529,000        2,525,000            2,808,000

Intersegment sales                 (70,000)          (286,000)         (64,000)            (256,000)
                               -----------         ----------       ----------           ----------
Total                          $19,029,000        $19,434,000       $6,876,000           $6,951,000
                               ===========        ===========       ==========           ==========

Income (loss) from operations:
 Electronics                   $   156,000        $  (164,000)      $  255,000           $    6,000
 Power Units                       926,000          1,162,000          388,000              616,000
 Intersegment profit               (37,000)           (50,000)         (20,000)             (46,000)
 General corporate
  expenses not
  allocated                     (1,093,000)        (1,001,000)        (339,000)            (345,000)
Interest expense                  (141,000)          (261,000)         (53,000)             (79,000)
Investment and other income        157,000            249,000           81,000               71,000
                                ----------         ----------       ----------           ----------
(Loss) income before
  income taxes                 $   (32,000)       $   (65,000)      $  312,000           $  223,000
  >                            ===========        ===========      ===========           ==========


(NOTE 10) - Goodwill and Other Intangible Assets:
---------   -------------------------------------


     The Company applies ASC 350, Intangibles-Goodwill and Other. ASC 350 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company performs its annual impairment test of goodwill and other intangible assets at the end of its fiscal year.

     At September 30, 2009, the Company's intangible assets other than goodwill consist of the following:

                          Estimated    Gross                           Net
                            Useful    Carrying      Accumulated      Carrying
                             Life      Value        Amortization      Value
                             ----       -----       ------------   ---------
Customer relationships     15 Years   $2,000,000    $ (234,000)    $1,766,000
Contract backlog          1-5 Years    1,750,000    (1,585,000)       165,000
Non-Compete Agreements      3 Years      415,000      (373,000)        42,000
                                       ---------    -----------   -----------
                                      $4,165,000   $(2,192,000)    $1,973,000
                                      ==========   ============     =========

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 10) - Goodwill and Other Intangible Assets   (continued):
---------   ---------------------------------------------------

At December 31, 2008, the Company's intangible assets other than goodwill consist of the following:

                         Estimated      Gross                          Net
                          Useful       Carrying    Accumulated      Carrying
                           Life         Value      Amortization       Value
                           ----         -----      ------------      -----
Customer relationships   15 Years    $2,000,000    $ ( 133,000)   $1,867,000
Contract backlog         1-5 Years    1,750,000     (1,338,000)      412,000
Non-Compete Agreements    3 Years       415,000       (348,000)       67,000
                                       --------      -----------   ---------
                                     $4,165,000    $(1,819,000)   $2,346,000
                                     ==========    ============   ==========

Amortization expense for the next five years is expected to be as follows:

                       Year ending December 31,

                       2009(remainder)   $124,000
                       2010               250,000
                       2011               133,000
                       2012               133,000
                       2013               133,000

     The Company recognized amortization expense of $373,000 and $125,000 for nine and three months ended September 30, 2009, respectively. The Company recorded amortization expense of $474,000 and $150,000, respectively, in the comparable 2008 periods.

(NOTE  11)  -  Income  Taxes:
----------     --------------

     For the nine and three months ended September 30, 2009, the Company utilized net operating loss carryforwards to offset all of its income taxes with a corresponding adjustment to its valuation allowance, except for a $5,000 and $8,000 state income tax benefit, respectively, in Pennsylvania. For the comparable periods in 2008, the Company utilized net operating loss carryforwards to offset all of its income taxes, also with a corresponding adjustment to its valuation allowance, except for a $15,000 and $8,000, respectively, state and local income tax expense in Kentucky.

     On January 1, 2007, the Company adopted amended accounting principles related to the accounting for uncertainty in income taxes (ASC 740). This amendment provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, this amendment provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact of this amendment to the Company's consolidated financial position, results of operations or cash flows for the nine and three month periods ending September 30, 2009 and 2008.


                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  12)  -  Related  Party  Transactions:
----------     -----------------------------

     TDL leases its facilities from a limited partnership, the ownership of which is controlled by the former shareholders of TDL. The five-year lease commenced April 2005 and provides for monthly payments of $9,100 and increases of 2% each year for the first two renewal periods and 3% for the final two renewal periods. For the nine and three months ending September 30, 2009, the total amount paid under this lease was approximately $90,000 and $30,000, respectively. For the comparable periods in 2008, the amounts were $87,000 and $29,000, respectively.

(NOTE  13)  -  Equity:
----------     -------

     In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and, therefore, repurchase activity may be suspended or discontinued at any time. During the nine month period ended September 30, 2009, the Company repurchased approximately 127,000 shares of its common stock at an average purchase price of $2.90 per share. Total cash consideration for the repurchased stock was approximately $369,000. From August 2008 through November 10, 2009, the Company purchased approximately 368,000 shares of its common stock for total cash consideration of $913,000 representing an average purchase price of $2.48 per share.

(NOTE  14)  -  Leasing  Arrangements:
----------     ----------------------

     In April 2009, the Company's TDL subsidiary entered into a five year lease for a new operating facility commencing November 1, 2009. Monthly rent payments will be approximately $15,300 for the first two years of the lease and approximately $16,600, $17,200 and $17,800 for years three, four and five of the lease, respectively. The lease includes two five year renewable options and TDL is also responsible for partial occupancy costs from April 1, 2009 through October 31, 2009.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  15)  -  Recent  Accounting  Pronouncements:
----------     -----------------------------------

     In April 2009, the FASB issued amended accounting principles related to recognition and presentation of other-than-temporary impairments(ASC 320). These amended principles changed existing guidance for determining whether an impairment of debt securities is other than temporary. It also required other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must be recognized in earnings. When adopting this amendment, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. This amendment was effective for interim and annual periods ending after June 15, 2009. The adoption of this amendment did not materially impact the Company's condensed consolidated financial statements.

     In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.(ASC 820). This amendment provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The amendment also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This amendment was effective for interim and annual periods ending after June 15, 2009. The adoption of this amendment did not materially impact the Company's condensed consolidated financial statements.

     In April 2009, the FASB issued amended principles related to interim disclosures about fair value of financial instruments(ASC 825). This amendment relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuance, fair values for these assets and liabilities were only required to be disclosed once a year. This amendment now requires these disclosures on a quarterly basis effective June 30 2009, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

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

Executive  Overview
-------------------

     The results of operations for the three months and nine months ended September 30, 2008 include the results of ICS which was acquired effective
December 31, 2007. We recorded a 1.1% decrease in revenues for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due principally to a delay in the receipt of a MK 119 order by ICS that is accounted for under the percentage of completion method. Sales from our Electronics Group slightly increased by 0.4% and sales from our Power Group decreased by 10.1% due to a termination settlement that was received in the prior year. Due to slightly higher gross margins and decreased selling, general and administrative expenses and interest expense during the current period, we recorded net income of $320,000 for the three months ended September 30, 2009, compared to $215,000 for the three months ended September 30, 2008.

Net sales for the nine month period ended September 30, 2009 decreased by 2.1% from the prior nine month period due to a 3.9% decrease in sales from our Electronics Group and a 1.9% decrease from our Power Group. Prior year period revenues were adversely affected by a shipment delay of a product covered under a substantial contract for the Orbit Instrument Division. Gross profit for the nine month period ended September 30, 2009 slightly increased from the prior nine month period. Despite the slight decrease in revenue, we recorded a net loss of $27,000 for the nine months ended September 30, 2009, compared to a net loss of $80,000 for the nine months ended September 30, 2008 due principally to tighter management of costs.

Our backlog at September 30, 2009 was approximately $18,900,000 compared to $14,200,000 at September 30, 2008. Backlog was $12,400,000 at June 30, 2009.
The increase in backlog was due primarily to the receipt by ICS of its $4.1 million MK 119 contract and well as a $1.9 million RCU order received by the Orbit Instrument Division. In addition, bookings for the Power Group's commercial division, which had been down for the first half of the year, improved significantly in the third quarter. There is no seasonality to the Company's business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and our confidence level remains high with respect to receiving many of the orders we are pursuing although timing is always an uncertainty. Nevertheless, we remain very encouraged by our business environment and we expect a continuation of improved operating results in the second half of 2009 as compared to the first half.

Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.0 to 1 current ratio at September 30, 2009. We currently have a $2,000,000 credit facility in place. As a result of lower than expected profitability due to the aforementioned contract delays, we were not in compliance with two of our financial covenants at September 30, 2009.

In August 2008, our Company's Board of Directors authorized a stock repurchase program allowing it to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through September 30, 2009, we repurchased approximately 364,000 shares at an average price of $2.47 per share. Total consideration for the repurchased stock was approximately $898,000. From August 2008 through November 10, 2009, we purchased approximately 368,000 shares of its common stock for total cash consideration of $913,000 representing an average price of $2.48 per share.

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



Inventories
-----------

     Inventory is valued at the lower of cost (specific, average and first-in, first-out basis) or market. On an interim basis, we estimate our inventory and related gross profit. Our estimates are based on an analysis of costs associated with shipments during the interim period, as wells as other analytical procedures. Actual results could differ from these interim period estimates. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that we had previously determined obsolete.

Deferred  tax  asset
--------------------

     At December 31, 2008, we had federal and state net operating loss carry-forwards of approximately $20,000,000 and $7,000,000, respectively, that expire through 2020 and an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period.. Approximately, $16,000,000 of federal net operating loss carry-forwards expire between 2010-2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized. We estimate our valuation allowance based on an estimated forecast of our future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     We have significant intangible assets related to goodwill and other acquired intangibles. In determining the recoverability of goodwill and other intangibles, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and other intangible assets, we concluded an impairment charge should be taken at December 31, 2008 in connection with the recorded goodwill arising from our acquisitions made between 2005 and 2007. If estimates or their related assumptions used in the current testing change in the future, we may be required to record further impairment charges.


Share-Based  Compensation
-------------------------

     Effective January 1, 2006, we began recognizing share-based compensation requiring the measurement at fair value and recognition of compensation expense for all share-based awards. Total share-based compensation expense was $233,000 and $76,000 for the nine and three months ended September 30, 2009, respectively, compared to $171,000 and $77,000 for the comparable prior year periods. The estimated fair value of stock options granted in 2008 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Other  than  Temporary  Impairment
----------------------------------

     We currently have approximately $900,000 invested in government and corporate bonds. We treat our investments as available for sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.


We use several factors in our determination of the cash flows expected to be collected including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry; iv) whether interest payments continue to be made and v) any changes to the rating of the security by a rating agency. Although we received all our interest payments during the current year, we took an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009, consisting of bonds held in two separate issuers in which we determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry. We did not take any further other than temporary impairment charges for the three months ended September 30, 2009 and June 30, 2009.

Results of Operations
---------------------

Three month period ended September 30, 2009 v. September 30, 2008
-----------------------------------------------------------------

     We currently operate in two industry segments. Our Orbit Instrument Division and our TDL subsidiary are engaged in the design and manufacture of electronic components and subsystems and our ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (collectively the "Electronics Group"). Our Behlman subsidiary is engaged in the design and manufacture of commercial power units and commercial-off-the-shelf("COTS") power solutions (the "Power Group"). The results of operations for the three and nine month periods ended September 30, 2009 and September 30, 2008 include the operations of ICS for the entire period since the acquisition was completed effective December 31, 2007.

     Consolidated net sales for the three month period ended September 30, 2009 decreased by 1.1% to $6,876,000 from $6,951,000 for the three month period ended September 30, 2008. Sales from our Electronics Group slightly increased by 0.4%, despite the delay in the receipt of the $4.1 million MK 119 order by ICS. ICS finally did receive the contract at the end of the third quarter. During the second quarter, ICS commenced the procurement of material; and labor was applied  as  the  material  was  received.  Consequently, ICS was able to record revenue in the third quarter since the MK 119 is recorded under the percentage of completion method. Sales for our Orbit Instrument Division slightly increased in the quarter as compared to the prior comparable period and sales from the TDL subsidiary slightly decreased over the same periods. Sales from our Power Group decreased by 10.1% for the quarter as compared to the prior year due to a termination settlement that was received in the prior year.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2009 slightly increased to 39.6% from 39.4% for the three month period ended September 30, 2008. This increase resulted from a higher gross profit from our Electronics Group and despite a lower gross profit realized by our Power Group. The increase in gross profit from our Electronics Group was principally due to a higher gross profit from the Orbit Instrument Division due to a shipping delay that affected gross profit in the prior year quarter, a higher gross profit from TDL due to product mix and despite a lower gross profit from ICS due to higher estimated costs on the current MK 119 contract. The decrease in gross profit from our Power Group was principally due to the aforementioned termination settlement that was received in the prior year.

     Selling, general and administrative expenses decreased by 2.7% to $2,441,000 for the three month period ended September 30, 2009 from $2,508,000 for the three month period ended September 30, 2008 principally due to lower selling, general and administrative costs from our Electronics Group that was partially offset by higher selling, general and administrative costs from our Power Group. Corporate costs did not materially change. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2009 decreased to 35.5% from 36.1% for the three month period ended September 30, 2008 principally due to the aforementioned decrease in costs from our Electronics Group along with a slight increase in sales from the business segment.

     Interest expense for the three months ended September 30, 2009 decreased to $53,000 from $79,000 for the three months ended September 30, 2008 due to a decrease in the amounts owed to lenders in the current period due to the pay down of its term debt, and to a decrease in interest rates.

     Investment and other income for the three month period ended September 30, 2009 increased to $81,000 from $71,000 for the three month period ended September 30, 2008 principally due to a $26,000 capital gain recorded during the current quarter on a sale of a corporate bond that had been previously written down due to an other-than-temporary impairment and despite a decrease in the amounts invested during the current period and to a decrease in interest rates.

     Net income before tax benefit was $312,000 for the three months ended September 30, 2009 compared to net income before taxes of $223,000 for the three months ended September 30, 2008. The increase in income was principally due to the increase in sales from our Electronics Group, a slight increase in gross profit, a decrease in selling, general and administrative expenses, a decrease in interest expense, an increase in investment and other income and despite a decrease in revenue and profitability from our Power Group.

     The income tax benefit for the three months ended September 30, 2009 was $8,000, consisting of a refund of state income taxes, compared to an income tax provision of $8,000 for the three months ended September 30, 2008 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended September 30, 2009 was $320,000 compared to net income of $215,000 for the three months ended September 30, 2008.


Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended September 30, 2009 increased to $543,000 compared to $501,000 for the three months ended September 30, 2008. Listed below is the EBITDA reconciliation to net income:

                                          Three  months  ended
                                             September  30,
                                            --------------
                                     2009                     2008
                                     ----                     ----

Net  income                      $  320,000             $  215,000
Interest  expense                    53,000                 79,000
Income  tax  (benefit)  expense    (  8,000)                 8,000
Depreciation  and  amortization     178,000                199,000
                                  ---------                -------
EBITDA                           $  543,000             $  501,000
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

Nine month period ended September 30, 2009 v. September 30, 2008
----------------------------------------------------------------

     Consolidated net sales for the nine month period ended September 30, 2009 decreased by 2.1% to $19,029,000 from $19,434,000 for the nine month period ended September 30, 2008 due to lower sales from both our Electronics Group and Power Group. Sales from our Electronics Group decreased by 3.9% principally due to the delay in the receipt of the MK 119 order by ICS that is accounted for under the percentage of completion method and despite the fact that during the prior year period, our Orbit Instrument Division being verbally advised by one of its customers to provide support for several modifications to a product that was under a substantial contract, which significantly lowered sales during the second quarter. Sales from our Power Group decreased by 1.9% for the current nine month period compared to the prior year due to a termination settlement that was received in the prior year.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2009 slightly increased to 39.7% compared to 39.6% for the nine months ended September 30, 2008. This increase resulted from a higher gross profit from our Electronics Group and despite a lower gross profit realized by our Power Group. The increase in gross profit from our Electronics Group was principally due to a higher gross profit from our Orbit Instrument Division due to a shipping delay that affected gross profit in the prior year period, a higher gross profit from TDL due to product mix and despite a lower gross profit from ICS due to higher estimated costs on the current MK 119 contract and lower sales. The decrease in gross profit from our Power Group was principally due to the aforementioned termination settlement that was received in the prior year.

     Selling, general and administrative expenses decreased by 1.9% to $7,606,000 for the nine month period ended September 30, 2009 from $7,757,000 for the nine month period ended September 30, 2008 principally due to lower selling, general and administrative costs from our Electronics Group which was partially offset by slightly higher selling, general and administrative costs from our Power Group and higher corporate costs. The lower selling, general and administrative costs from our Electronics Group was principally due to certain cost cutting initiatives and to a decrease in the non-cash amortization of intangible assets due to certain of those assets becoming fully amortized in a prior period. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2009 slightly increased to 40.0% from 39.9% for the nine month period ended September 30, 2008 principally due to a slight increase in expenses from our Power Group along with a slight decrease in sales and higher corporate expenses.

     Interest expense for the nine months ended September 30, 2009 decreased to $141,000 from $261,000 for the nine months ended September 30, 2008 due to a decrease in the amounts owed to lenders in the current period due to the pay down of our term debt, and to a decrease in interest rates.

     Investment and other income for the nine month period ended September 30, 2009 decreased to $157,000 from $249,000 for the nine month period ended September 30, 2008 principally due to a decrease in the amounts invested during the current period and a decrease in interest rates.

     Loss before income taxes decreased to $32,000 for the nine months ended September 30, 2009 from the loss before income taxes of $65,000 for the nine months ended September 30, 2008. The decrease in the loss was principally due to an increase in revenue and profitability from our Orbit Instrument Division due to a shipping delay by a customer that affected shipments in the prior period, lower selling, general and administrative costs, lower interest expense and despite lower sales from ICS due to the contract delay for the MK 119, slightly lower revenue and profitability from our Power Group and a decrease in investment and other income.

The income tax benefit for the nine months ended September 30, 2009 was $5,000, consisting primarily of a refund of state income taxes, compared to an income tax provision of $15,000 for the nine months ended September 30, 2008 consisting of state income taxes that cannot be offset by any state net operating loss carry-forwards.

As a result of the foregoing, net loss for the nine months ended September 30, 2009 decreased to $27,000 from the net loss of $80,000 for the nine months ended September 30, 2008.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the nine months ended September 30, 2009 decreased to $647,000 compared to $819,000 for the nine months ended September 30, 2008. Listed below is the EBITDA reconciliation to net income:

                                          Nine  months  ended
                                            September  30,
                                            --------------
                                      2009                     2008
                                      ----                     ----

Net  loss                          $ (27,000)            $  (80,000)
Interest  expense                    141,000                261,000
Income  tax  (benefit)  expense       (5,000)                15,000
Depreciation  and  amortization      538,000                623,000
                                  ----------                -------
EBITDA                            $  647,000               $819,000
                                  ==========               ========


Material  Change  in  Financial  Condition
------------------------------------------

     Working capital decreased to $15,928,000 at September 30, 2009 compared to $17,136,000 at December 31, 2008. The ratio of current assets to current liabilities was 4.0 to 1 at September 30, 2009 compared to 4.4 to 1 at December 31, 2008. The decrease in working capital was primarily attributable to repayments of debt and the purchase of treasury stock.

     Net cash provided by operations for the nine month period ended September 30, 2009 was $1,432,000, primarily attributable to the decrease in accounts receivable and the non-cash amortization of intangible assets, depreciation and stock compensation expense and despite the increase in costs and estimated earnings in excess of billings on uncompleted contracts and the decrease in accounts payable. Net cash used in operations for the nine month period ended September 30, 2008 was $1,767,000, primarily attributable to the net loss for the period, the non cash deferred income, an increase in accounts receivable, inventory and costs and estimated earnings in excess of billings, a decrease in income taxes payable and despite the non cash amortization of intangible assets and depreciation and the increase in accounts payable and customer advances.

     Cash flows used in investing activities for the nine month period ended September 30, 2009 was $337,000, primarily attributable to the purchase of fixed assets that was partially offset by the sale of marketable securities. Cash flows provided by investing activities for the nine month period ended September 30, 2008 was $828,000, primarily attributable to the sale of marketable securities that was partially offset by the purchase of marketable securities, the purchase of property and equipment and additional costs associated with the ICS acquisition.

     Cash flows used in financing activities for the nine month period ended September 30, 2009 was $844,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock that was partially offset by loan proceeds from the line of credit. Cash flows used in financing activities for the nine month period ended September 30, 2008 was $1,086,000, primarily attributable to the repayment of long term debt and the Company's line of credit and purchases of treasury stock that was partially offset from loan proceeds from the line of credit.

     In December 2007, we entered into an amended $3,000,000 credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In April 2005, we entered into a five-year $5,000,000 Term Loan Agreement to finance the acquisition of TDL ("TDL Term Loan") and its manufacturing affiliate. In December 2007, we entered into a five-year $4,500,000 Term Loan Agreement to finance the acquisition of ICS ("ICS Term Loan"). In connection with the new Term Loan entered into in December 2007, the interest rates on both Term Loan Agreements and the credit facility were amended to equal a certain percentage plus the one month LIBOR depending on a matrix related to a certain financial covenant. The credit facility will continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants. Principal payments under the two term loan facilities are approximately $113,000 per month.

In April 2005, we entered into a five year $2,000,000 Promissory Note with the selling shareholders of TDL ("TDL Shareholder Note") at an interest rate of prime plus 2.00% (3.25% at September 30, 2009). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, we refinanced the balance due on the Promissory Note of $1,050,000 with our primary commercial lender. Under the terms of a new Term Loan, monthly payments of $35,000 will be made over a thirty-month period (through January 2010) along with accrued interest pursuant to the interest terms described below.

As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, we were not in compliance with two of our financial covenants at September 30, 2008. In November 2008, our primary lender waived the covenant default of two of our financial ratios at September 30, 2008 and we renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the covenants were to revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as a cost to us for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the TDL Term Loan and TDL Shareholder Note, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and line of credit was increased to the sum of 2.25% plus the one month LIBOR. At September 30, 2009, the one month LIBOR was equal to 0.25%. We were in compliance with all our financial covenants at March 31, 2009.

As a result of decreased revenue and profitability due to the customer contract delay for the MK 119 that is recorded under the percentage of completion method, we were not in compliance with two of our financial covenant ratios as of June 30, 2009. In August 2009, our primary lender agreed to waive these covenant defaults. The lender, in consideration of such waiver, assessed a waiver fee of $10,000 and increased the interest rate on all term debt, including the TDL Term Loan, TDL Shareholder Note and ICS Term Loan, and the Line of Credit equal to the sum of 3.50% plus the one month LIBOR. In addition, we agreed to reduce our Line of Credit from $3,000,000 to $2,500,000 until October 31, 2009, at which time it will be further reduced to $2,000,000. Outstanding borrowings under the Line of Credit were $1,181,000 at September 30, 2009.

As a result of the customer contract delay for the MK 119 and capital expenditures made for our new TDL operating facility, we were not in compliance with two of our financial covenant ratios at September 30, 2009. In November 2009, our primary lender agreed to waive the covenant defaults as of September 30, 2009 and to amend the requirement for one of the financial ratios at December 31, 2009 and thereafter and to delete one of the financial ratio covenants and replce it with a new covenant requirement for December 31, 2009 and thereafter. We also agreed to two new covenants; one which requires us to obtain a signed commitment letter from another lender by February 28, 2010 or be assessed a $35,000 fee and another which requires an equipment appraisal and collateral field exam, at our expense, if all loan obligations are not paid by March 31, 2010. Our lender, in consideration of such waiver, assessed a waiver fee of $15,000 and increased the interest rate on all term debt, including the TDL Term Loan, TDL Shareholder Note and ICS Term Loan, and the Line of Credit equal to the sum of 4.00% plus the one month LIBOR. In addition, we agreed to reduce our Line of Credit from $2,000,000 to $1,500,000 at December 31, 2009 and for the Line of Credit to expire June 30, 2010. We are currently negotiating with two separate commercial lenders and expect a commitment letter from at least one of the lenders prior to February 28, 2010 and for all our debt obligations to be refinanced no later than the first quarter of 2010.

     Our existing capital resources, including our bank credit facilities and our cash flow from operations is expected to be adequate to cover our cash requirements for the foreseeable future.

     In August 2008, our Board of Directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through September 30, 2009, we repurchased approximately 364,000 shares at an average price of $2.47 per share. Total consideration for the repurchased stock was approximately $898,000. From August through October 31, 2009, we purchased approximately 368,000 shares of our common stock for total cash consideration of $913,000 representing an average price of $2.48 per share.

     Inflation  has  not  materially  impacted  the  operations  of the Company.

Certain  Material  Trends
-------------------------

     During the second quarter of 2008, our Orbit Instrument Division was verbally advised by one of its customers to provide support for the immediate development of certain modifications to a product for the Division. This "out of scope" support caused a delay in a significant amount of shipments scheduled throughout 2008 which resulted in a decrease in revenue and profitability for 2008. Our Division worked closely with this customer and shipment of the units resumed in the third quarter. However, a significant number of units scheduled for shipment by December 31, 2008 are now being shipped in 2009. In addition, that same customer has approached us and requested a modification to the existing Memorandum of Agreement so that additional units may be procured before the end of the year. However, this modification was delayed and not received by us until August 2009. Consequently, certain shipments planned for 2009 may be delayed until 2010. In addition, ICS experienced a delay in the award for its MK 119 Gun Console System which affected its first and second quarter shipments. This award was finally received by ICS at the end of September 2009. ICS had commenced the procurement process of material and labor resources were allocated to the job beginning in the second quarter. As a result, certain cabinets will be delivered by year end but due to the delay in the receipt of the award, other cabinets will not be delivered until the second quarter of 2010. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect of the financial performance of the Company.

     Our Power Group had a record year of bookings and revenue in 2008. The commercial division of our Power Group has historically been vulnerable to a weak economy. However, bookings in the commercial division were sustained and bookings from the COTS division remained fairly strong near the end of 2008. However, due to current economic conditions and its effect on capital spending, our Power Group's commercial division has experienced a decrease in bookings through the first half of 2009 but it has been more than offset by very strong bookings in its COTS division. However, in spite of continued weakness in the economy, during the third quarter, the commercial division recorded its strongest bookings for the year and increased bookings have continued into the fourth quarter.

     In April 2005, we completed the acquisition of TDL and its operations became part of our Electronics Group. In December 2007, we completed the acquisition of ICS which also became part of our Electronics Group. Our Electronics Group and the COTS Division of our Power Group are heavily dependent on military spending. The events of September 11, 2001 have put a tremendous emphasis on defense and homeland security spending and we have benefited from an increasing defense budget. Although our Electronics Group and our COTS Division of our Power Group are pursuing several opportunities for reorders, as well as new contract awards, we have normally found it difficult to predict the timing of such awards. In addition, we have an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain.

     There is no seasonality to our business. Our revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. We stratify all the opportunities we are pursuing by various confidence levels. We generally realize a very high success rate with those opportunities to which we apply a high confidence level. We currently have a significant amount of potential contract awards to which we have applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities we are pursuing, it is also difficult to predict when we will commence shipping under these contracts. A delay in the receipt of any contract from our customer ultimately causes a corresponding delay in shipments under that contract. During 2007 and in 2008, due to shipping schedules, our second half of the year was stronger than the first half. Due to the contract delay in the first and second quarter experienced by ICS, we expect in 2009 as well to have a stronger operating performance in the second half of the year.

     Despite the increase in military spending, we still face a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs. In addition, these new contracts require incurring up-front design, engineering, prototype and pre-production costs. While we attempt to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the United States Government, for such effort. In addition, even if the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun that may not be reimbursable. Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production. In such event, even if we are reimbursed our development costs it will not generate any significant profits.

     We are heavily dependent upon military spending as a source of revenues and income. However, even increased military spending does not necessarily guarantee us increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts. Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on our future revenues and earnings. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives us some diversity and the additions of TDL and ICS gives our Electronics Segment a more diversified customer base.

     Our business strategy had been to expand our operations through strategic, accretive acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available, particularly to integrate into our current operating facilities. In April 2005, we completed the acquisition of TDL and in December 2007, we
completed  the  acquisition  of  ICS.     However,  due  to  current  economic
conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of our operations which may be adversely affected.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

     See Part II, Item 6A "Quantitative and Qualitative Disclosures About Market Risk", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the Company's exposure to market risk. There have been no material changes to the Company's market risk exposures since December 31, 2008.

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

Internal  Control  over  Financial  reporting

     There has been no change to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None
ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          ISSUER'S  PURCHASE  OF  EQUITY  SECURITIES:

                        (a)               (b)                  (c)                       (d)
                                                               Total Number of           Maximum Number(or
                        Total                                  Shares(or Units)          Approximate Dollar Value)
                        Number of                              Purchased as part of      of Shares(or Units) that May
                        Shares (or Units) Average Price Paid   Publicly Announced        Yet be Purchased Under the
Period                  Purchased         per Share(or Unit)   Plans or Programs         Plans or Programs
-------                 ---------         ------------------   ------------------        -----------------------------
July 1- 31, 2009          5,545               $ 3.00                 5,545                     $ 2,354,000
August 1-31, 2009        60,584               $ 2.85                60,584                     $ 2,181,000
September 1-30, 2009     22,646               $ 3.49                22,646                     $ 2,102,000
                        --------               ------              --------                    ------------
Total                    88,775               $ 3.02                88,775                     $ 2,102,000


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None
ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          None
ITEM  5.  OTHER  INFORMATION
          None
ITEM  6.  EXHIBITS
          Exhibit  Number     Description
          ---------------     -----------
               10.1*          Amendment  to  TDL  Term  Loan,  TDL
                              Shareholder  Note,  ICS  Term  Loan
                              and  Line  of  Credit.
                              and  ICS  Term  Loan  and  Line  of  Credit.
               31.1*          Certification  of  the  Chief  Executive
                              Officer  Required  by  Rule  13a-14  (a)  or
                              Rule  15d-14(a).
               31.2*          Certification  of  the  Chief  Financial
                              Officer  Required  by  Rule  13a-14  (a)  or
                              Rule  15d-14(a).
               32.1*          Certification  of  the  Chief  Executive
                              Officer  Required  by  Rule  13a-14(b)  or
                              Rule  15d-14(b)  and  18  U.S.C.  1350.
               32.2*          Certification  of  the  Chief  Financial
                              Officer  Required  by  Rule  13a-14(b)  or
                              Rule  15d-14(b)  and  18  U.S.C.  1350.
_________________
*Filed  with  this  report.

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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                                   Registrant


Dated:     November 20, 2009     /s/ Dennis Sunshine
                                 -------------------
                                 Dennis Sunshine, President,
                                 Chief Executive Officer and
                                 Director



Dated:     November 20, 2009     /s/ Mitchell Binder
                                 ------------------
                                 Mitchell Binder, Executive
                                 Vice President, Chief
                                 Financial Officer
                                 and Director