Form 10-K
period 2009-12-31
ORBIT INTERNATIONAL CORP
filed 2010-03-31
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington,  DC  20549

                                 FORM  10-K
(Mark  One)

X    ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
=    ACT  OF  1934  for  the  fiscal  year  ended  December  31,  2009

     or

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

COMMON STOCK, $.10 PAR VALUE PER SHARE            NASDAQ CAPITAL MARKET
-------------------------------------- ---------------------------------------
       (TITLE OF EACH CLASS)         (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

Securities  registered  pursuant  to  Section  12(g)  of  the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes               No  X
                           =

Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  Section  15(d)  of  the  Act.
     Yes                    No X
                               =

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
     Yes X              No
         ==

Indicate by check mark whether Registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S0t( 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and posted such files).
               Yes          No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
            =

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large  accelerated  filer     Accelerated  Filer
Non-accelerated  filer        Smaller  reporting  company  X
                                                           =
Indicate  by check mark whether the Registrant is a shell company (as defined in
Rule  12b-2  of  the  Act).Yes     No  X
                                       =

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on June 30, 2009): $9,908,979

Number of shares of common stock outstanding as of March 30, 2010: 4,581,074 Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2010 Annual Meeting of Stockholders.

------
PART I
------

               INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

          Statements in this Annual Report on Form 10-K which are not statements of historical or current fact constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual financial or operating results to be materially different from the historical results or from any future results express or implied by such forward-looking statements. Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe any risks and uncertainties (including factors noted in Item 7 below - "Management's Discussion and Analysis of Financial Condition and Results of Operations"), readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time our reports and registration statements filed with the Securities and Exchange Commission. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.


ITEM  1.          DESCRIPTION  OF  BUSINESS

GENERAL


     Orbit International Corp. (the "Company" or "Orbit") was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp. In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp. We conduct our operations through our Orbit Instrument Division ("Orbit Instrument") and our wholly owned subsidiaries, Behlman Electronics, Inc. ("Behlman"), TDL Development Laboratory, Inc. ("TDL") and Integrated Consulting Services, Inc., d/b/a Integrated Combat Systems ("ICS"). Through our Orbit Instrument Division, which includes our wholly owned subsidiaries, Orbit Instrument of California, Inc. and TDL, we are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS, based in Louisville, Kentucky, performs systems integration for gun weapons systems and fire control interface, as well as logistics support and documentation. Behlman is engaged in the design and manufacture of high quality commercial power units, AC power, frequency converters, uninterruptible power supplies and commercial-off-the-shelf ("COTS") power solutions.


FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     We currently operate in two industry segments. Our Electronics Group is comprised of our Orbit Instrument Division, our TDL subsidiary, and our ICS subsidiary. Orbit Instrument and TDL are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. Our Power Group is comprised of our Behlman subsidiary and is engaged in the design and manufacture of commercial power units.

     The following sets forth certain selected historical financial information relating to our business segments:


                                       December 31,
                                       ------------
                                     2009           2008
                              -----------   ------------
Net sales (1):
---------
Electronics Group
    Domestic                   $13,595,000   $15,678,000
    Foreign                      3,116,000     1,851,000
                              ------------  ------------
Total Electronics Group        $16,711,000   $17,529,000

Power Group
    Domestic                   $ 9,014,000   $ 8,605,000
    Foreign                      1,170,000     1,516,000
                              ------------  ------------

Total Power Group              $10,184,000   $10,121,000

Operating income (loss) (2):

Electronics Group              $(1,569,000)  $(6,059,000)
Power Group                    $ 1,509,000   $ 1,654,000

Assets:

Electronics Group              $12,629,000   $12,888,000
Power Group                    $ 5,916,000   $ 5,834,000

(1)     Includes  intersegment  sales.
(2) Exclusive of corporate overhead expenses, interest expense, and investment and other income- net, which are not allocated to the business segments. Includes goodwill and intangible assets impairment charges of $2,048,000 and $6,889,000 in 2009 and 2008, respectively.


     Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 16 to the Consolidated Financial Statements appearing elsewhere in this report.



DESCRIPTION  OF  BUSINESS


GENERAL


     Our Electronics Group designs, manufactures and sells customized panels, components, and subsystems for contract program requirements to prime contractors, governmental procurement agencies and research and development ("R&D") laboratories, primarily in support of specific military programs. More recently, we have focused on providing commercial, non-military "ruggedized hardware" (hardware designed to meet severe environmental conditions) for prime contractor programs at cost competitive prices. Products include a variety of custom designed "plasma based telephonic intercommunication panels" for secure voice airborne and shipboard program requirements, "full-mil keyboards", trackballs and data entry display devices. Our Electronics Group's products, which in all cases are designed for customer requirements on a firm, fixed-price contract basis, have been successfully incorporated into systems deployed on surveillance aircraft, including E-2C, E-2D, Joint Surveillance Target Attack Radar Systems (J/STARS), Lookdown Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements, and shipboard programs, including AEGIS (Guided Missile Cruisers and Destroyers), DDG'S (Guided Missile Destroyers), BFTT (Battle Force Tactical Training), LSD'S (Amphibious Warfare Ships) and LHA'S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs, including the TAD (Towed Artillery Digitization) fire control system. Through ICS, the Electronics Group also performs (i) analysis and evaluation of medium and major caliber Naval Gun Weapon Systems performance, including interoperability and compatibility with combat systems, interface systems, ammunition, subsystems and components, (ii) engineering requirements, such as the design, integration and production of medium and major caliber Naval Gun Weapon Systems' components and (iii) engineering supplies and services in support of medium and major caliber Naval Gun Weapon Systems initiatives, including the development of test plans, test equipment, test articles/units, analyses, trouble shooting, repair, maintenance and reporting.

     Our Power Group manufactures and sells power supplies, AC power sources (equipment that produces power that is the same as what would be received from a public utility), "frequency converters" (equipment that converts local power to equivalent foreign power), "uninterruptible power supplies ("UPS")" (devices that allow a computer to operate while utility power is lost), associated analytical equipment and other electronic equipment. The military division of our Behlman subsidiary designs and manufactures power solutions that use COTS power modules to meet customer specifications.







PRODUCTS

Electronics  Group

     IFF-  Identification  Friend  or  Foe

     Our Orbit Instrument Division has designed and developed a remote control unit ("RCU") that has supported the Common Transponder ("CXP") program for both the U.S. Navy and U.S. Army. Our RCU has been fully qualified for shipboard, aircraft and ground based programs, which are now functional and supporting U.S. forces in air, sea and ground battlefield conditions. Orbit's RCU now has embedded proprietary software code for Mode S, Enhanced Traffic Alert and Collision Avoidance Systems ("ETCAS"), and Mode 5 IFF combat applications.

     After shipping more than 3,000 units in support of U.S. Army and U.S. Navy CXP program requirements, our Orbit Instrument division has designed and qualified a new Integrated Remote Control Unit ("IRCU") which has been qualified to support U.S. Air Force retrofit program, as well as new program opportunities.

     Intercommunication Panels

     Our Orbit Instrument division has designed and developed various types of shipboard communication terminals. These communication terminals support existing shipboard secure and non-secure voice communication switches. The panels contained within the terminals have recently been upgraded with state-of-the-art color LCD displays, including options for touch screens. In addition, Orbit Instrument has upgraded the communications terminals with "telco-based" capability. The upgraded communication terminals have been successfully embedded within combat information center ("CIC") consoles on a number of U.S. Naval ship configurations.

Orbit Instrument has designed and developed the next generation color LCD flat panel technology with a touch screen based computer controlled Action Entry Panel for the AEGIS class ships. The new Color Entry Panel (CEP) is currently replacing our existing, functional yet aging Plasma Entry Panel (PEP) that now exceeded decades of 24/7 critical useful life naval service. The CEP continues to be deployed as a form fit replacement display for the previously designed PEP.

     Displays

     Our Electronics Group, through Orbit Instrument and TDL, has designed, developed, qualified and successfully supported a number of critical programs for prime contractors and government procurement agencies. Our Electronics Group has designed displays using electroluminescent ("EL"), plasma, and LCD technologies for military and rugged environments.

Displays designed by our Electronics Group allow one or more operators to monitor and control radar systems for aircraft, helicopter, shipboard, ground-based, and tracked vehicles systems. Our unique modular design technique allows our displays to provide "smart technology", in the form of high-speed graphics to operators in the most severe combat conditions. TDL and Orbit Instrument displays are readable under both sunlight and night vision conditions ("NVIS"), and continue to operate in nuclear, biological and chemical ("NBC") environments.

     Both our Orbit Instrument division and our TDL subsidiary have penetrated a niche defense electronics marketplace by providing avionic displays and keyboards for a number of Air Force jet fighter, bomber, surveillance and tanker refueling programs. Displays may vary from four (4) inches, up to forty five
(45) inches long, incorporating multiple inputs and outputs for operator program requirements.

     With years of prime contractor and procurement agency support, both TDL and Orbit Instrument have designed and embedded displays for U.S. Army programs, providing multiple display systems supporting commander, fire control and GPS driver requirements for the Abrams, Bradley, and Challenger programs.

     Our TDL subsidiary has developed a number of color LCD displays that have been qualified and currently support a number of helicopter, jet fighter, bomber, tracked vehicle and armored vehicle programs requirements.

Working together with prime contractors, TDL has designed a number of display configurations to support retrofit and upgrade programs for B-52 aircraft, V-22 Osprey cockpit and rear displays, as well as the latest fleet upgrade for domestic and foreign military F-16 aircraft.

     TDL has successfully designed and qualified an input device assembly ("IDA"), which includes a fully integrated keyboard, trackball and display assembly that is worn (via velcro), on the co-pilot's thigh during flight missions. This unique wearable system provides co-pilots with additional information that is easy to access, and does not require additional space within the cockpit environment. This allows the aircraft to actually have four bullnose systems, the last being the TDL designed IDA thigh pad.

By focusing on the avionics market, TDL has designed, qualified and delivered displays for mission support in the CH-53 helicopter, providing real time data to the operator. This program opportunity will support both current and retrofit program requirements.

     Our Orbit Instrument Division has supported programs that include displays, keyboards and track balls to form complete operator systems on "trays". These trays are qualified for sub-surface, shipboard, aircraft and tracked vehicle program opportunities.

     Orbit Instrument has successfully designed and qualified a display tablet in support of an ongoing Chinook Helicopter upgrade program. The initial quantity of production tablets will enhance and upgrade mission avionics and control capabilities in the Chinook helicopter. These tablets are currently scheduled for delivery during the first quarter of 2011.

     Orbit Instrument has designed and developed a 6.5" display, as well as a sunlight readable 20.1" display for the U.S. Navy's Carrier MCS programs. The qualification phase of these displays will be second quarter 2010. Production of these displays is presently expected to start during the fourth quarter 2010 for delivery and installation on the Navy's CVN-78 aircraft carrier.

Orbit Instrument designed, developed and delivered pre-production 12.1" display units, for the maintenance panel of the Littoral Combat Ships. The pre-production phase has been completed and the production phase is expected start in the next couple of years.

     Keyboards,  Keypads  and  Pointing  Devices

     Orbit Instrument and TDL have designed a number of custom backlit keyboards and keypads to meet military specifications. These keyboards and keypads have been designed for shipboard, airborne, sub-surface and land-based program requirements, as well as for the Federal Aviation Administration. The keyboards include various microprocessor-based serial interfaces, such as RS-232, RS-422, PS/2, USB and SUN type interfaces. Depending on the requirement, some of the backlit keyboards are night vision goggle compatible and designed for NVIS Green A or Green B night vision requirements.

     Orbit Instrument designed/developed pointing devices, trackballs and force sticks. It manufactures various militarized trackballs in various sizes for airborne, shipboard, Army and FAA requirements. The trackballs and the force sticks include various microprocessor based serial interfaces such as RS-232, RS-422, PS/2, USB and SUN type interfaces.

     Operator Control Trays

     Our Orbit Instrument division designs and manufactures a variety of "operator control trays" that help organize and process data created by interactive communications systems, making such data more manageable for operator consumption. These trays are presently used to support patrol and surveillance aircraft programs, standard shipboard display console requirements and land-based defense systems applications. The operator trays are integrated with Orbit designed/developed keyboards, flat panel technology-based computer controlled action entry panels, switch panels and pointing devices.

Command  Display  Units  (CDU'S)

Our Orbit Instrument division currently has orders for command display panels that are being utilized in vehicular, shipboard and sheltered platform requirements. The display panels are flat panel technology based and include a Pentium based single board computer. We have designed/developed several models of the CDU to be used by U.S. Navy, U.S. Army and U.S. Marines, and the South Korean and Canadian armies.



Mobile  Key  Panel  Receivers

TDL is under contract for the production of mobile key panel receivers that provide battlefield operators with real-time position, velocity, navigation and timing (PVNT) information in stand alone, hand-held and lightweight configurations.

     MK  119  Gun  Console  System  Computer  (GCSC)

     ICS is under a multi-year contract for production of the MK 119 GCSC, an unmanned environmentally isolated shipboard enclosure that houses a standard 19-inch electronics rack containing processors, electronic devices and cooling and power conditioning equipment that perform processing, interfacing and data extraction functions.

     MK  437  Gun  Mount  Control  Panel  (GMCP)

      ICS is also under contract to provide the GMCP, a manned control panel located shipboard in the gun loader room. The GMCP consists of an interactive operator control/display terminal that permits the operator to control the Gun Mount and the GCSC. The operator is able to enter ammunition and environmental pre-engagement data and to monitor the Gun Mount status and operation. In the event of a loss of the Gun Console ("GC"), the GMCP can serve as a casualty mode of system operation.

     Selected Products

     ICS builds a wide range of system integration-related products, including: fiber optic cables, specialty enclosures, traditional shipboard cable sets (both low smoke and non-low smoke) and training devices.

Power  Group

     Our Behlman subsidiary's Commercial Power Supply Division designs and manufactures AC power sources. These products are used for clean regulated power and for frequency and voltage conversion applications. Behlman's AC power supplies are used on production lines, in engineering labs, for oil and gas exploration, on aircraft and ships (both manned and unmanned), and on related ground support systems.

Behlman's frequency converters are used to convert power from one frequency to another. They are used to test products to be exported to foreign countries from the point of origin (e.g., in the U.S., 60 Hz. is converted to 50 Hz) and to test products requiring the supply of 400 Hz for aircraft and ship power. These frequency converters are also used in rugged applications such as on airplanes to supply the 60 Hz. required by standard equipment, such as computers, from the 400 Hz. available on the aircraft. In addition, Behlman's products are used for railroad signaling. Its frequency converters are manufactured for most of the passenger railroads in the United States. Behlman's power sources have power levels from 100 VA to 120,000 VA.

Behlman's Uninterruptible Power Supply ("UPS") products are used for backup power when local power is lost. Behlman only competes in the "ruggedized", industrial and military markets. Behlman is now producing its UPS units for DDG-51 class Aegis destroyers, LHD Wasp class ships and military aircraft.

Behlman's inverters which convert system battery power to AC are being used in electric, gas and water transmission systems and in utility substations.

Behlman's COTS Division designs and manufactures power supplies that use COTS power modules to meet its customers' environmental specifications. This technique requires less engineering resources and produces a more reliable unit in much less time. Customers include the U.S. and NATO military services and their prime contractors, and nuclear power plant control systems manufacturers.

     Behlman also performs reverse engineering of analog systems for the United States Government or United States Government contractors to enable them to have a new supplier when the old manufacturer cannot or will not supply the equipment.

Behlman is a long time supplier to the Source Development Department of the Navel Inventory Control Point ("NAVICP") and has been given the opportunity to compete against prime contractors. Behlman has supplied power supplies used on a broad array of equipment including submarines, surface ships, aircraft and ground support equipment.

     Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

PROPOSED  PRODUCTS

Electronics  Group

     Our Electronics Group continues to identify new program opportunities, which require new hardware and software designs to support prime contractors and defense procurement agency land, sea and air solutions.

     TDL continues to be a leading supplier of display and keyboard designs, supporting defense electronics and industrial program requirements. TDL has developed a second LCD display configuration, which is supporting transit authority communication directly with the driver. This device is typically mounted within a bus and allows the driver to input and receive information throughout the intended route. TDL continues to support this transportation display requirement and can provide solutions to each transit authority as new awards are released.

     Our Electronics Group has developed several new color smart displays for use on helicopters. Given the critical requirements of helicopter missions, each configuration has been designed as sunlight readable and night vision qualified, and provides the crew with real time data under extreme environmental and combat requirements.


Our Electronics Group continues to provide a family of state of the art display configurations which combine various stand alone switch panels and data input devices onto a single display. These displays provide an operator with a single source of easy to access information that supports naval consoles, aircraft cockpits, armor vehicle suites and helicopter cockpit requirements.

     Orbit Instrument has designed and developed a 6.5" display, as well as a sunlight readable 20.1" display for the U.S. Navy's Carrier MCS programs. Orbit Instrument also has designed and developed an 8" display for U.S. Navy ships as part of the NBC detection program.

     Orbit Instrument continues to develop new GPS Control Display Unit ("CDU") panels that support U.S. Army land navigation system requirements. A number of CDU panels have been designed as a total solution for customer requirements. As each foreign country procures this Fire Finder system from the prime contractor, critical country mapping and targeting code is written by the division segment, and embedded into the CDU as an operational requirement.

     Our Electronics Group continues to target ongoing retrofit programs, which are intended to extend the life cycle of ships, aircraft, and armored vehicles. To that extent, Orbit Instrument and TDL have designed state-of-the art LED switch panels, keyboards, and communication panels that are form fit and replaceable for units that have exceeded their intended operational usage. In all cases, the new technological designs supporting the switch panels, keyboards, and communication panels are intended to replace units which have been operational in combat mode for decades. As the Electronics Group continues to receive new contract awards for program opportunities, developing new hardware to replace our previously designed units will continue to be a significant part of our Electronics Group's business strategy.

     Orbit Instrument is developing a voice over IP version of its Secure Audio System ("SAS") used on LSD-class ships. The new SAS panel will include a color LCD panel and a VOIP interface. It has provided the plasma display version of the SAS Panel in the past. The new LCD display based SAS panel will be developed to work with Common Enterprise Display System ("CEDS") and target retrofit opportunities.

     Orbit Instrument is in the process of design and development of color LCD display version of the Radio Frequency Transmission Line Test Set ("RFTLTS") Test set. It has supported the RTFLTS with an Electro Luminescent ("EL") display in the past, and the new color LCD version will target retrofit opportunities.

     We have recognized the timing and availability opportunity to strategically penetrate the armored vehicle defense electronics market, at the prime vehicle manufacture level, in conjunction with prime electronics contractors. We have designed displays that now support the Bradley Vehicle, the Abrams Tank, the Stryker Vehicle, and displays supporting the M777 towed howitzer.

     Given the visibility of displays designed by TDL for these critical program requirements, we have been contacted by several major prime contractors to support additional Mine Resistant Ambush Protected ("MRAP") armored vehicle programs.

TDL has designed, qualified, and delivered a number of Limited Rate Initial Production displays to support the latest MRAP-ATV vehicle, which is manufactured by Oshkosh Corporation.

     Working under an exclusive Supplier Partner Agreement (SPA), with Synexxus, TDL has delivered a quantity of displays that have been deployed in various configurations of MRAP vehicles, which are currently deployed in Iraq and Afghanistan theaters of operations.

     TDL will now try to strategically leverage these prime contract display configurations that have been qualified and embedded and deployed in support of a number of critical armored vehicles programs, and provide solutions to retrofit and full production opportunities.

     In response to market-based influences ICS is planning to develop a family of shock-isolated cabinets to house both custom and COTS components. This family of cabinets will be qualified to the full spectrum of environmental criteria mandated by our Department of Defense customer base.

     Future modifications of the GCSC will incorporate touch sensitive displays, detailed built-in-test capabilities and a robust graphic interface.

Littoral  Combat  Ship  (LCS)

With the ability to maneuver in shallow waters inaccessible to other surface combatants, the Littoral Combat Ship (LCS) is a new class of warship meant to facilitate U.S. Navy access to, and operations in the littorals, which are waters close to shore. The Navy plans a major investment in the LCS program, which is currently projected to cost $28 billion for 55 ships and related, interchangeable combat capability. The planned 55 ships would comprise about 38 percent of the Navy's surface combatants in a 313-ship Navy. The Navy is using two contractors, Lockheed Martin Corporation and General Dynamics Corporation to build differently designed ships, (or seaframes). The USS Freedom (LCS-1) was designed by Lockheed Martin and was commissioned in 2008, while the USS
Independence (LCS-2) was designed by General Dynamics, commissioned in late 2009. The Navy plans to select one design in fiscal year 2010 and award the winning contractor 10 seaframes and 15 combat management systems. ICS has been working diligently to support both prime contractors as they prepare their bid responses for the LCS procurement.

Serial  Data  Converter

The MK 119 Gun Computer System designed and built by ICS is being adapted for use in the DDG-51 and CG-47 Aegis Modernization (AMOD) programs. This redesign, which is called a Serial Data Converter (SDC), will allow the newly modernized Combat Management System aboard AMOD hulls to easily interface with legacy Gun System hardware. The SDC will be installed aboard the DDG-51 through DDG-78 as well as CG-59 through CG-73. Additionally, ICS is performing a design study to assess the viability of the SDC design for installation aboard the DDG-113 (and follow-on) procurement.

Naval  Fires  Control  System

The Naval Fires Control System (NFCS) is becoming the Navy's key system to manage surface fires in littoral warfare. NFCS, technically the AN/SYQ-27, is bringing Navy surface combatants into the digital fires arena, enabling the concepts of the Marine Corps Operational Maneuver From the Sea (OMFS) and Ship-to-Objective Maneuver (STOM). These concepts are setting the standard for the naval combatant operations. They also are leading the way for buying advanced technologies to depict battle-space three dimensionally and develop a common operational picture (COP).

     The NFCS provides this COP while interfacing with the advanced FA tactical data system (AFATDS), among other systems. NFCS is a variable message format
(VMF) based system that manages naval fires for Arleigh Burke Class destroyers equipped with the MK 160 Gun Fire Control System (GFCS). ICS is the OEM for the MK 160 GFCS and is exploring opportunities to add NFCS related products to its portfolio.

Power Group

     In an effort to expand our Power Group's product base, Behlman is developing new, higher power inverters. These products are designed to expand our presence in the utility market and to establish a presence in the military inverter market where the inverter can be used on vehicles such as Hummers.

Behlman is expanding its high power BL series to be used on new aircraft that utilize "wild frequency" systems.

Behlman is expanding its "P" series of low cost AC power supplies to add power factor corrected input and CE marking in order to enhance its sales to the European Community.

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

SALES  AND  MARKETING

     Products of our Electronics Group are marketed by the sales personnel and management of the respective operating units. The COTS division's products of our Power Group are marketed by Behlman's sales and program managers and other management personnel. Commercial products of our Power Group are sold by regional sales managers, manufacturer's representatives and non-exclusive distributors.


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

The electronics industry is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for future design, development and marketing of our products and services. The markets for electronic products, components and related services are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. We are constantly required to expend more funds for research and development of new technologies.

     Our Electronics Group's competitive position within the electronics industry is, in management's view, predicated upon our manufacturing techniques, our ability to design and manufacture products which will meet the specific needs of our customers and our long-standing relationship with our major customers. (See "Major Customers" below). There are numerous companies, many of which have greater resources than us, which are capable of producing substantially all of our products.

     Competition in the markets for our Power Group's commercial and military products depends on such factors as price, product reliability and performance, engineering and production. In particular, due primarily to budgetary restraints and program cutbacks, competition in Behlman's United States Government markets has been increasingly severe and price has become the major overriding factor in contract and subcontract awards. To our knowledge, some of Behlman's regular competitors include companies with substantially greater capital resources and larger engineering, administrative, sales and production staffs than Behlman's.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     We use multiple sources for our procurement of raw materials and are not dependent on any specific suppliers for such procurement. We continuously update our delivery schedules and evaluate availability of components so that they are received on a "just-in-time schedule". Occasionally, in the production of certain military units, we will be faced with procuring certain components that are either obsolete or difficult to procure. However, we have access to worldwide brokers using the Internet to assure component availability. Nevertheless, there can be no assurance that such components will be available and, even if so, at reasonable prices.




MAJOR  CUSTOMERS

     Various agencies of the United States Government and BAE Systems accounted for approximately 25% and 15%, respectively, of our consolidated net sales for the year ended December 31, 2009. The loss of any of these customers would have a material adverse effect our net sales and earnings. We do not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of our Electronics Group are various agencies of the United States Government and BAE Systems, accounting for approximately 31% and 23%, respectively, of the net sales of such segment for the year ended December 31, 2009. The loss of any of these customers would have a material adverse effect on the net sales and earnings of our Electronics Group.

The major customers of our Power Group are various agencies of the United States Government and Telephonics Inc., both accounting for approximately 14%, respectively, of the net sales of such segment for the year ended December 31, 2009. The loss of these customers would have a material adverse effect on the net sales and earnings of our Power Group.

     Since a significant amount of all of the products which we manufacture are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on our sales and earnings.

BACKLOG

As  of  December  31,  2009  and  2008  our  backlog  was  as  follows:


                                               2009               2008
                                               ----               ----

                    Electronics Group     $ 14,000,000       $9,000,000
                    Power Group              6,000,000        7,000,000
                                           -----------       ----------
                    Total                  $20,000,000      $16,000,000
                                           ===========      ===========

     All but approximately $1,393,000 of the backlog at December 31, 2009, represents backlog under contracts that are expected to be shipped during 2010.

     The backlog at December 31, 2008 did not include approximately $1,100,000 of orders not yet received under a Master Order Agreement received from a customer whereby we were authorized to procure material to complete such orders. Those orders were received in 2009.

     A significant amount of our contracts are subject to termination at the convenience of the United States Government. The backlog is not influenced by seasonality.


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

During the year ended December 31, 2007, our Power Group was a subcontractor to a prime contractor on a program that was terminated by the U.S. Government, under which we recovered all of our costs of approximately $200,000 during the year ended December 31, 2008. No material terminations of contracts of either our Electronics Group or the Power Group at the convenience of the U.S. Government occurred during the years ended December 31, 2009 and 2008.

A significant portion of our revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. We believe that adjustments to such revenues, if any, will not have a material adverse effect on our financial position or results of operations.

RESEARCH  AND  DEVELOPMENT

     We incurred approximately $1,446,000 and $1,398,000 of research and development expenses during the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, we recognized revenue of approximately $987,000 and $649,000, respectively, for customer funded research and development.

PATENTS

     We do not own any patents which we believe are of material significance to our operations.

EMPLOYEES

     As of March 12, 2010, we employed 144 persons, all on a full-time basis. Of these, our Electronics Group employed 92 people, consisting of 23 in engineering and drafting, 6 in sales and marketing, 17 in direct and corporate administration and the balance in production. Our Power Group employed 52 people, consisting of 14 in engineering and drafting, 7 in sales, 3 in direct and corporate administration and the balance in production.

ITEM  1A.     RISK  FACTORS

     Not  applicable,  as  we  are  a  smaller  reporting  company.

ITEM  1B.     UNRESOLVED  STAFF  COMMENTS

     Not  applicable,  as  we  are  a  smaller  reporting  company.

ITEM  2.     PROPERTIES

     We owned our plant and executive offices located at 80 Cabot Court, Hauppauge, New York. This facility consists of approximately 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, brick building, was completed in October 1982 and expanded in 1985. We are currently operating this facility at approximately 70% of capacity. In March 2001, we completed a sale leaseback transaction whereby we sold our land and building for $3,000,000 and entered into a twelve-year net lease with the buyer of the property. The lease provides for an annual payment of $360,000 with 10% increases in the fourth, seventh and tenth years of the lease. The lease expires in February 2013, but may be extended by us at our option through 2025. During the extension period, the lease provides for an annual rent of $527,076 with 10% increases in the fourth, seventh and tenth years of the extended lease.

     In December 2007, our Behlman subsidiary entered into a new lease for a 2,000 square foot facility at 2363 Teller Road, Unit 108, Newbury Park, California, which is used as a selling office for all of the Company's operating units. The five year lease provides for monthly payments of approximately $2,100 with annual increases of approximately 3%. The lease provides for an option to renew for an additional five years at a monthly rent equal to the rent charged for comparable space in the geographical area.

In April 2009, our TDL subsidiary entered into a five-year lease for 50,000 square feet at 300 Commerce Boulevard, Quakertown, Pennsylvania which is used for manufacturing, engineering and administration. The facility is currently operating at 60% of capacity. TDL paid certain operating expenses only, from April through October 2009, and lease payments commenced November 1, 2009. The lease provides for monthly lease payments of approximately $15,300 for the first two years of the lease and approximately $16,600, $17,200 and $17,800 for years three, four and five, respectively. The lease includes one five-year option based on the CPI Index (Philadelphia, PA area) and a second five-year option based on fair market value rent. In connection with the new facility, TDL incurred approximately $537,000 in leasehold improvements. In August 2009, TDL entered into a sublease with the landlord on a month-to-month basis for 15,000 square feet which is being utilized for storage. The sublease provides for TDL to receive $1,250 per month.

     On April 5, 2005, TDL entered into a five-year lease for 19,000 square feet at 1765 Walnut Drive, Quakertown, Pennsylvania which was used for manufacturing, engineering and administration. The facility had been operating at full capacity. TDL vacated the facility in October 2009 but continued to make lease payments through January 2010 at which time the facility was sold by the lessor to an unrelated third party. The lessor of this facility was a limited partnership, the ownership of which was controlled by the former shareholders of TDL.

     Our ICS subsidiary operates out of two facilities in Louisville, KY, one of which is used for engineering, logistics and administration and the other for manufacturing. In December 2008, ICS entered into a new lease for engineering, logistics and administration for approximately 14,000 square feet and provides for monthly payments of approximately $6,800 per month from April 2009 through March 2014 and includes an option to extend the lease for an additional five years at approximately $8,400 per month. The facility is currently operating at approximately 65% of capacity. The lease for manufacturing space is for approximately 13,000 square feet and provides for monthly payments of approximately $5,000 pursuant to an option in the lease that was exercised in April 2009. The facility is currently operating at approximately 70% of capacity. ICS also entered into a three year lease for a sales office in Virginia Beach, VA, which consists of approximately 800 square feet and provides for monthly rent of approximately $1,000. The lease expired in December 2008 and ICS did not renew it.

ITEM  3.     LEGAL  PROCEEDINGS

     From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We could become involved in material legal proceedings in the future.

ITEM 4.     REMOVED AND RESERVED

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the Nasdaq Capital Market under the symbol "ORBT".

The following table sets forth the high and low sales prices of our common stock for each quarter from January 1, 2008 through its fiscal year ended December 31, 2009, as reported on the Nasdaq Capital Market.




                                  HIGH           LOW
                                  ----           ---

2008:

First Quarter:                   $9.28          $7.43

Second Quarter:                   8.00           6.75

Third Quarter:                    7.00           3.75

Fourth Quarter:                   4.53           1.12


2009:

First Quarter:                   $2.60          $1.68

Second Quarter:                   3.66           2.27

Third Quarter:                    3.78           3.07

Fourth Quarter:                   4.10           3.60


HOLDERS

     As  of  March  15,  2010,  the  Company  had  182  stockholders  of record.

DIVIDENDS

     We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of the business.

PERFORMANCE  GRAPH

     The graph below compares the cumulative total stockholder return on the Common Stock for the last five fiscal years with the cumulative total return on the Nasdaq Stock Market-U.S. Index ("Nasdaq Composite"), and the Dow Jones Wilshire MicroCap over the same period (assuming the investment of $100 in the Common Stock, the Nasdaq Composite, and Dow Jones Wilshire MicroCap. on December 31, 2004, and the reinvestment of all dividends).


                              [GRAPHIC OMITTED]



                              [GRAPHIC OMITTED]

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                  AMONG ORBIT INTERNATIONAL CORP., THE NASDAQ
                     STOCK MARKET-US INDEX AND A PEER GROUP
                                 (in  dollars)
          Orbit
          International                            Dow  Jones
          Corp.               Nasdaq           Wilshire  MicroCap
         -------------      ---------         --------------------
12/04       100.00             100.00               100.00
12/05       138.20             101.33               101.21
12/06        90.51             114.01               116.28
12/07        95.83             123.71               106.37
12/08        19.63              73.11                58.53
12/09        42.70             105.61                81.44

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The  following  table  sets  forth,  as  of  December  31,  2009:

- the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column a),

- the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

- the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

EQUITY COMPENSATION PLAN INFORMATION TABLE

                     (a)                         (b)                       (c)
Plan Category        Number of securities to      Weighted-average          Number of securities
                     be issued upon exercise      exercise price of         remaining available for
                     of outstanding options,      outstanding options,      future issuance under
                     warrants and rights          warrants and rights       equity compensation
                                                                            plans (excluding
                                                                            securities reflected in column (a))
--------------      ---------------------------  --------------------      -------------------------------------
Equity compensation
plans approved by
security holders             476,000                  $ 3.58                            52,000

Equity compensation
plans not approved by
security holders                -0-                     N/A                               -0-
                            --------                 --------                         --------
Total                        476,000                  $ 3.58                            52,000
                            ========                 ========                         ========

ISSUER'S  PURCHASE  OF  EQUITY  SECURITIES:

                         (a)               (b)                  (c)                                  (d)
Period                   Total Number of   Average Price Paid    Total Number of Shares (or Units)    Maximum Number(or
                         Shares (or        per Share (or Unit)   Purchased as part of Publicly        Approximate Dollar Value)
                         Units)                                  Announced Plans or Programs          of Shares (or Units) that May
                         Purchased                                                                    Yet Be Purchased Under the
                                                                                                      Plans or Programs
--------------------    -----------------  --------------------  ----------------------------------  -----------------------------
October 1- 31, 2009        4,300                 $ 3.54                      4,300                            $ 2,087,000
November 1-30, 2009            0                   N/A                         0                              $ 2,087,000
December 1-31, 2009            0                   N/A                         0                              $ 2,087,000
                         -------                --------                   -------                            ------------
Total                      4,300                 $ 3.54                      4,300                            $ 2,087,000
                         =======                ========                    ======                            ===========

     Additional information relating to the Issuer's purchase of equity securities is provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT  SALE  OF  UNREGISTERED  SECURITIES

     During 2009 and 2008, we issued, respectively, 83,825 and 40,245 shares of restricted stock to management, key employees and directors.

ITEM 6.     SELECTED FINANCIAL DATA

          Not  applicable,  as  we  are  a  smaller  reporting  company.



ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Executive Overview
------------------

     Although we recorded good operating results in our fourth quarter before the intangible assets and goodwill impairment charges, our operating results decreased in 2009 as compared to 2008. After completing our impairment testing of goodwill and other intangible assets, we concluded an impairment charge of $1,622,000 and $426,000 should be taken in connection with the recorded intangible assets and goodwill, respectively, arising from the ICS acquisition in 2007. In 2008, we recorded an impairment charge of $6,889,000 taken in connection with the recorded goodwill arising from our TDL and ICS acquisitions made in 2005 and 2007, respectively.

Our  sales  decreased  for the year ended December 31, 2009 by 3.1%, principally due to a decrease in sales from our Electronics Group, which was primarily attributable to a delay by several months in the receipt of the MK 119 order by ICS. Gross profit margins decreased for the year ended December 31, 2009 compared to the prior year. Our loss before income tax provision was $1,568,000 for the year ended December 31, 2009 compared to a loss of $5,899,000 for the year ended December 31, 2008. This decrease in loss was principally due to a decrease in the goodwill and intangible asset impairment charges taken in the current year, a decrease in selling, general and administrative expenses and interest expense, an increase in investment and other income, and despite decreased sales from our Electronics Group and a decrease in gross profit.

Our backlog at December 31, 2009 was approximately $20,500,000 compared to $15,800,000 at December 31, 2008. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and we are confident that we will receive many of the orders we are pursuing, although timing is always an uncertainty.






Our success over the past few years has significantly strengthened our balance sheet, as evidenced by our 4.8 to 1 current ratio at December 31, 2009. As a result of lower profitability related primarily to customer shipping and contract delays, we were not in compliance with certain of our financial covenants at various quarterly reporting periods during 2009 and 2008. These covenant defaults were waived by our financial lender in consideration for waiver fees and other consideration. In March 2010, we entered into a new credit agreement with a new commercial lender pursuant to which we (a) established a line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,700,000. These new credit facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide for us general working capital needs. The new credit facilities are secured by a first priority lien and security interest in substantially all of our assets.

In August 2008, our Board of Directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through December 31, 2009, we repurchased approximately 368,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $913,000. From August 2008 through March 29, 2010, we purchased approximately 369,000 shares of our common stock for total cash consideration of $915,000 representing an average price of $2.48 per share.


CRITICAL  ACCOUNTING  POLICIES


     The discussion and analysis of our financial condition and the results of operations are based on our financial statements and the data used to prepare them. Our financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, goodwill impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other than temporary impairment on marketable securities. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.


Inventories
-----------

Inventory is valued at the lower of cost (specific, average and first-in, first-out basis) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand. Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs. Although we make every effort to insure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventory and operating results could be affected, accordingly. However, world events have forced our country into various situations of conflict whereby equipment is used and parts may be needed for repair. This could lead to increased product demand as well as the use of some older inventory items that we had previously determined obsolete.

Deferred  Tax  Asset
--------------------

At December 31, 2009, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $19,000,000 and $6,000,000, respectively that expire through 2020. Approximately, $16,000,000 of federal net operating loss carry-forwards expire between 2010-2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset. We record a valuation allowance to reduce its deferred tax asset when it is more likely than not that a portion of the amount may not be realized. We estimate our valuation allowance based on an estimated forecast of our future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

     We have a significant amount of goodwill and acquired intangible assets. In determining the recoverability of goodwill and intangible assets, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and intangible assets, we concluded an impairment charge should be taken at December 31, 2009 in connection with the recorded goodwill and intangible assets arising from the acquisition of ICS in 2007. In addition, we concluded an impairment charge should be taken at December 31, 2008 in connection with the recorded goodwill arising from our TDL and ICS acquisitions made between 2005 and 2007.

  Our analysis employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The balance of our goodwill for each of our operating units as of December 31, 2009 is as follows: TDL $820,000, ICS $795,000 and Behlman $868,000. After the impairment charges taken on the goodwill and intangible assets of ICS at December 31, 2009, of the three reporting units with goodwill, TDL, ICS and Behlman has a fair value that is in excess of its carrying value by approximately 45%, 67% and 33%, respectively. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Share-Based  Compensation
-------------------------

     We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $310,000 for the year ended December 31, 2009. The estimated fair values of stock options granted in 2009 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Marketable  Securities
----------------------

     We currently have approximately $900,000 invested in government and corporate bonds. We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

We use several factors in our determination of the cash flows expected to be collected including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry; iv) whether interest payments continue to be made and v) any changes to the rating of the security by a rating agency. Although we received all our interest payments during the current year, we recorded an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009 consisting of bonds held in two separate issuers in which we determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry. We did not take any additional other than temporary impairment charges for the remainder of 2009.


RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2009  vs.  Year  Ended  December  31,  2008
-----------------------------------------------------------------------

     We currently operate in two industry segments. Our Orbit Instrument Division and our TDL subsidiary are engaged in the design and manufacture of electronic components and subsystems and our ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (the "Electronics Group"). Our Behlman subsidiary is engaged in the design and manufacture of commercial power units and COTS power solutions (the "Power Group").

     Consolidated net sales for the year ended December 31, 2009 decreased by 3.1% to $26,518,000 from $27,364,000 for the year ended December 31, 2008 due to a decrease in sales from our Electronics Group which was partially offset by a slight increase in sales from our Power Group. Sales from our Electronics Group decreased by 4.7% due to primarily to a delay in the receipt of the MK 119 order by ICS until the end of the third quarter of 2009. This order was expected early in the second quarter of 2009 which approximated the time of receipt in the prior year. The MK 119 is recorded under the percentage of completion method. Sales from our Orbit Instrument Division increased for the year and sales from our TDL subsidiary decreased due to certain scheduled deliveries that were delayed at the request of our customer in order for them to complete testing of their completed unit. Sales from our Power Group slightly increased by 0.1% for the current year as the segment recorded its second consecutive year of record sales.

Gross profit, as a percentage of net sales, for the year ended December 31, 2009 decreased to 40.5% from 42.2% for the prior year. This decrease resulted from a lower gross profit from our Electronics Group (36.4% v. 38.7%) due to a lower gross profit from ICS due to a decrease in sales, which was partially offset by a higher gross profit from TDL despite lower sales and a higher gross profit from our Orbit Instrument Division. The slight decrease in gross profit (46.4% v. 47.2%) from our Power Group was principally due to product mix and despite the slight increase in sales.

Selling, general and administrative expenses decreased by 1.3% to $10,248,000 for the year ended December 31, 2009 from $10,381,000 for the year ended December 31, 2008 principally due to a decrease in selling, general and administrative expenses from our Electronics Group that was partially offset by higher selling, general and administrative costs from our Power Group and higher corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2009 increased to 38.7% from 37.9% for the year ended December 31, 2008 principally due to the aforementioned decrease in sales that was not commensurate with the decrease in expenses.

     During the fourth quarter, in addition to the significant delay in the receipt of the MK 119 order, we were notified by our customer that a replacement was under consideration for a portion of future MK119 requirements for which ICS was being considered but not guaranteed of future awards. Consequently, we determined that future cash flows for ICS, particularly with respect to MK 119 orders, could potentially decrease. As a result, we determined the undiscounted future cash flows for certain of our intangible assets were less than their carrying value. Therefore, we recorded an impairment charge relating to our intangible assets in the amount of $1,622,000 in the year ended December 31, 2009 representing the excess carrying values over their fair values. Also during the fourth quarter 2009, after completing the annual impairment testing of goodwill pursuant to ASC 350, we concluded an impairment charge of $426,000 should be take in connection with the goodwill arising from the acquisition of ICS in 2007 In the prior year, after completing our impairment testing, we concluded an impairment charge of $6,889,000 should be taken in connection with the recorded goodwill arising from our TDL and ICS acquisitions made in 2005 and 2007, respectively.

Interest expense for the year ended December 31, 2009 decreased to $208,000 from $342,000 for the year ended December 31, 2008 due to a decrease in the amounts owed to lenders in the current year due to the pay down of our term debt and to a decrease in interest rates.

Investment and other income for the year ended December 31, 2009 increased to $208,000 from $154,000 for the prior year principally due to a $130,000 other than temporary impairment loss taken in the prior year related to certain corporate bonds held by us and despite a decrease in the amounts invested and a decrease in interest rates.

Loss before income tax provision was $1,568,000 for the year ended December 31, 2009 compared to a loss of $5,899,000 for the year ended December 31, 2008.
This decrease in loss was principally due to a decrease in the goodwill and intangible asset impairment charges taken in the current year, a decrease in selling, general and administrative expenses and interest expense, an increase in investment and other income and despite decreased sales from our Electronics Group and a decrease in gross profit.

Income taxes for the year ended December 31, 2009 and December 31, 2008 consist of $39,000 and $108,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net loss for the year ended December 31, 2009 was $1,607,000 compared to a loss of $6,007,000 for the year ended December 31, 2008.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2009 decreased to $1,427,000 from $2,158,000 for the year ended December 31, 2008. Listed below is the EBITDA reconciliation to net income:

                                                        Year  ended
                                                       December  31,
                                                       -------------
                                                 2009                   2008
                                                 ----                   ----

Net  loss                                    $(1,607,000)          $(6,007,000)
Interest  expense                                208,000               342,000
Income  tax  expense                              39,000               108,000
Goodwill  and  intangible  asset  impairment   2,048,000             6,889,000
Depreciation  and  amortization                  739,000               826,000
                                              ----------           -----------
EBITDA                                      $  1,427,000          $  2,158,000
                                            ============          ============

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

Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Working capital decreased to $16,558,000 at December 31, 2009 as compared to $17,136,000 at December 31, 2008. Despite the decrease in working capital, the ratio of current assets to current liabilities was 4.8 to 1 at December 31, 2009 compared to 4.4 to 1 at December 31, 2008. The reduction in working capital was principally due to the repayment of long-term debt and the purchase of treasury stock.

Net cash provided by operating activities for the year ended December 31, 2009 was $2,174,000, primarily attributable to the non-cash intangible asset and goodwill impairment charges, amortization of intangible assets, depreciation and stock based compensation and the decrease in accounts receivable that was partially offset by the net loss for the year, an increase in cost and estimated earnings in excess of billings and a decrease in accounts payable. Net cash used in operating activities for the year ended December 31, 2008 was $1,210,000, primarily attributable to the net loss for the year, the non cash deferred income, increase in accounts receivable and inventory and decrease in accrued expenses, taxes payable and customer advances that was partially offset by the non-cash goodwill impairment charge, amortization of intangible assets, depreciation and stock based compensation, the decrease in cost and estimated earnings in excess of billings and amounts due from ICS sellers, and an increase in accounts payable

Cash flows used in investing activities for the year ended December 31, 2009 was $445,000, attributable to the purchase of fixed assets ($537,000 incurred by TDL in connection with its new operating facility) that was partially offset by the sale of marketable securities and fixed assets. Cash flows provided by investing activities for the year ended December 31, 2008 was $2,257,000, attributable to the sale of marketable securities that was partially offset by the purchase of marketable securities and fixed assets, and costs associated with our ICS acquisition.

Cash flows used in financing activities for the year ended December 31, 2009 was $1,488,000, primarily attributable to the repayments of long term debt and purchase of treasury stock that was partially offset from loan proceeds from our line of credit and stock option exercises. Cash flows used in financing activities for the year ended December 31, 2008 was $2,543,000, primarily attributable to the repayments of long term debt and purchase of treasury stock that was partially offset from loan proceeds from our line of credit.

In April 2005, we entered into a five-year $5,000,000 term loan agreement to finance the acquisition of TDL and its manufacturing affiliate ("TDL Term Loan"). In December 2007, we entered into a five-year $4,500,000 term loan agreement to finance the acquisition of ICS ("ICS Term Loan"). Principal payments under the two term loan facilities were approximately $113,000 per month. In December 2007, we also amended an existing $3,000,000 line of credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In connection with the ICS Term Loan entered into in December 2007, the interest rates on both term loan facilities and the line of credit facility were amended to equal a certain percentage plus the one month LIBOR (0.23% at December 31, 2009) depending on a matrix related to a certain financial covenant. The line of credit facility was to continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants.

     In April 2005, we entered into a five year $2,000,000 promissory note with the selling shareholders of TDL ("TDL Shareholder Note") at an interest rate of prime plus 2.00% (3.25% at December 31, 2009). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, we refinanced the $1,050,000 balance due on the TDL Shareholder Note with our primary commercial lender. Under the terms of the new term loan entered into with our primary commercial lender ("TDL Refinanced Shareholder Loan"), monthly payments of $35,000 were made over a thirty-month period (through January 2010) along with accrued interest pursuant to the interest terms described below. The TDL Refinanced Shareholder Loan was paid off in January 2010.

     As a result of lower profitability related to customer shipping delays in the first and second quarter of 2008, we were not in compliance with two of our financial covenants at September 30, 2008. In November 2008, our primary lender waived the covenant default of two of our financial ratios at September 30, 2008 and we renegotiated the financial covenant ratios for the quarterly reporting periods December 31, 2008 and March 31, 2009. Beginning June 30, 2009, the covenants were to revert back to their original ratios with a modification to a certain financial ratio covenant definition. The lender instituted an unused line fee of .25% per annum, as a cost to us for the waiver and amendment to the loan agreements. In connection therewith, the interest rate on the TDL Term Loan and TDL Refinanced Shareholder Loan, increased to the sum of 2.50% plus the one month LIBOR and the interest rate on the ICS Term Loan and line of credit was increased to the sum of 2.25% plus the one month LIBOR. We were in compliance with all financial covenants at March 31, 2009.

As a result of decreased revenue and profitability due to the customer contract delay for the MK 119 that is recorded under the percentage of completion method, we were not in compliance with two of our financial covenant ratios as of June 30, 2009. In August 2009, our primary lender agreed to waive these covenant defaults. The lender, in consideration of such waiver, assessed a waiver fee of $10,000 and increased the interest rate on all term debt, including the TDL Term Loan, TDL Refinanced Shareholder Loan and ICS Term Loan, and the line of credit equal to the sum of 3.50% plus the one month LIBOR. In addition, we agreed to reduce our line of credit from $3,000,000 to $2,500,000 until October 31, 2009, at which time it was further reduced to $2,000,000.

     As a result of the customer contract delay for the MK 119 and capital expenditures made for our new TDL operating facility, we were not in compliance with two of our financial covenant ratios at September 30, 2009. In November 2009, our primary lender agreed to waive the covenant defaults as of September 30, 2009 and to amend the requirement for two of the financial ratios at December 31, 2009 and for one of the financial ratios at March 31, 2010. Our lender, in consideration of such waiver, assessed a waiver fee of $15,000 and increased the interest rate on all term debt, including the TDL Term Loan, TDL Refinanced Shareholder Loan and ICS Term Loan, and the Line of Credit to the sum of 4.00% plus the one month LIBOR. In addition, we agreed to reduce our Line of Credit from $2,000,000 to $1,500,000 at December 31, 2009. We were in compliance with all financial covenants at December 31, 2009.

On March 10, 2010, we entered into a new credit agreement (the "Credit Agreement") with a new commercial lender pursuant to which we (a) established a new line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,655,000. These new credit facilities were used to pay off all of our obligations to our former primary lender and to provide for our general working capital needs. The new credit facilities are secured by a first priority security interest in substantially all of our assets.

The term loan is payable in 60 consecutive monthly installments of principal and interest and matures on March 1, 2015. The line of credit matures on June 1, 2011. Payment of interest on all loans is due at a rate per annum (at our option) as follows: (1) for a prime rate loan under the line of credit at a rate equal to the Prime Rate established by the Bank plus 0%, (2) for a prime rate loan under the term loan at a rate equal to the Prime Rate established by the Bank plus 0.5%, (3) for a LIBOR loan under the line of credit at a rate equal to LIBOR plus 2% and (4) for a LIBOR loan under the term loan at a rate equal to LIBOR plus 3%.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable, inventory and, for the term loan facility only, cash and marketable securities. The Credit
Agreement also contains customary events of default such as non-payment, bankruptcy and material adverse change.

Pursuant to the terms of our new lending arrangement entered into with a new commercial lender in March 2010 and in accordance with ASC 470, we (i) reclassified the TDL Term Loan, with a maturity date in 2010, to long term and
(ii) reclassified the short term portion of our term loans at December 31, 2009.

Our existing capital resources, including our bank credit facilities and our cash flow from operations, is expected to be adequate to cover our cash requirements for the foreseeable future.

     In August 2008, our Board of Directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through December 31, 2009, we repurchased approximately 368,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $913,000. From August 2008 through March 29, 2010, we purchased approximately 369,000 shares of our common stock for total cash consideration of $915,000 representing an average price of $2.48 per share.

Inflation  has  not  materially  impacted  the  operations  of  our  Company.


Certain  Material  Trends
-------------------------

     During the second quarter of 2008, our Orbit Instrument Division was verbally advised by one of its larger customers to provide support for the immediate development of certain modifications to a critical product for the division. This "out of scope" support caused a delay in a significant amount of shipments scheduled throughout 2008 which resulted in a decrease in revenue and profitability for 2008. We worked closely with this customer and shipment of the units resumed in the third quarter. However, a significant number of units scheduled for shipment by December 31, 2008 were shipped in 2009. In addition, that same customer approached us and requested a modification to the existing Memorandum of Agreement so that additional units could be procured before the end of the year. However, this modification was delayed and not received by us until August 2009. Consequently, certain shipments planned for 2009 will be delayed until 2010. In addition, the modification also contained an option for our customer to procure additional units provided such option was exercised by the 2009 year end. Our customer requested and we agreed to additional units being added to the option quantity and such option was exercised by year end.
These units are also scheduled for delivery in 2010 for our Orbit Instrument Division.

ICS experienced a delay in the award for its MK 119 Gun Console System which affected its first and second quarter shipments in 2009. This award was finally received by ICS at the end of September 2009. ICS had commenced the procurement process of material and labor resources were allocated to the job beginning in the second quarter. As a result, certain cabinets were delivered by year end 2009 but due to the delay in the receipt of the award, other cabinets will not be delivered until the second quarter of 2010. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.

During the fourth quarter of 2009, in addition to the significant delay in the receipt of the MK 119 order, we were notified by our customer that a replacement was under consideration for a portion of future MK119 requirements for which ICS was being considered but not guaranteed of future awards. Consequently, we believe that cash flows for ICS in the immediate future, particularly with respect to MK 119 orders, could potentially decrease. After completing the impairment testing of goodwill and intangible assets pursuant to ASC 350 and ASC 360, we concluded an impairment charge of $1,622,000 and $426,000 should be taken in connection with the recorded intangible assets and goodwill arising from the acquisition of ICS in 2007. However, ICS, in addition to its bid on two of the replacement programs, is currently being considered as a subcontractor for one of the prime contractors currently bidding for the Littoral Combat Ship which is a significant program being considered by the U.S. Navy. In the event that MK 119 awards are even less than expected for 2010 and the prospects for additional MK 119 awards or replacement opportunities diminish, the fair market value of the goodwill for ICS of $795,000 could be further impaired.

Our Power Group had a record year of bookings and revenue in 2008 and another record year of revenue in 2009. The commercial division of our Power Group has historically been vulnerable to a weak economy. Bookings in the commercial division were weak during most of 2009 but bookings from the COTS division remained fairly strong. However, despite current economic conditions and its effect on capital spending, our Power Group's commercial division recorded its strongest bookings of the year in the fourth quarter of 2009. However, due to continued weakness in the economy, it is uncertain whether the commercial division can sustain the improvement from the fourth quarter. The strength of our COTS division will position our Power Group for a strong year of revenue and profitability for 2010 but improvement in the commercial division will be needed to continue its trend of record revenues.

In April 2005, our Company completed the acquisition of TDL and its operations became part of our Electronics Group. In December 2007, we completed the acquisition of ICS which also became part of our Electronics Group. Our Electronics Group and the COTS Division of our Power Group are heavily dependent on military spending. The events of September 11, 2001, have put a tremendous emphasis on defense and homeland security spending and we have benefited from an increasing defense budget. Although our Electronics Group and our COTS Division of our Power Group are pursuing several opportunities for reorders, as well as new contract awards, we have normally found it difficult to predict the timing of such awards. In addition, we have an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain.

     There is no seasonality to our business. Our revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. We stratify all the opportunities we are pursuing by various confidence levels. We generally realize a very high success rate with those opportunities to which we apply a high confidence level. We currently have a significant amount of potential contract awards to which we have applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities we are pursuing, it is also difficult to predict when we will commence shipping under these contracts. A delay in the receipt of any contract from our customer ultimately causes a corresponding delay in shipments under that contract. During 2007 through 2009, due to shipping schedules resulting from contract delays, our second half of the year was stronger than the first half. We again expect ICS's new orders for 2010 to be received at a similar time as was received in 2009 so we once again expect the second half of 2010 to be stronger than the first half.

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

     We are heavily dependent upon military spending as a source of revenues and income. However, even increased military spending does not necessarily guarantee us increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts Any future reductions in the level of military spending by the United States Government due to budget constraints or for any other reason, could have a negative impact on our future revenues and earnings. We believe that defense budget dollars that are allocated to modernization and refurbishment of military equipment will generally benefit us. In addition, due to major consolidations in the defense industry, it has become more difficult to avoid dependence on certain customers for revenue and income. Behlman's line of commercial products gives us some diversity and the additions of TDL and ICS gives our Electronics Segment a more diversified customer base.

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

     Not  applicable,  as  we  are  a  smaller  reporting  company.



ITEM  8     .     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The information required under this Item appears in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM  9A  (T).     CONTROLS  AND  PROCEDURES

     DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) of the Exchange Act.

     Our management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2009, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

     There have been no changes in our internal control over financial reporting during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM  9B.     OTHER  INFORMATION

     There have not been any other material changes in our affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2009.


          PART  III
          ---------

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS,  AND  CORPORATE     GOVERNANCE.

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2010 Annual Meeting of Stockholders.

ITEM  11.     EXECUTIVE  COMPENSATION

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2010 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2010 Annual Meeting of Stockholders.



ITEM  13.     CERTAIN  RELATIONSHIPS,  AND  RELATED  TRANSACTIONS  AND
DIRECTOR  INDEPENDENCE

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2010 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2010 Annual Meeting of Shareholders.

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

     (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

1.     Financial  Statements

2.     Schedules-

               None.

3.     Exhibits:

Exhibit  No.     Description  of  Exhibit
------------     ------------------------


2.1 Stock Purchase Agreement, dated December 13, 2004, by and among Orbit International Corp., TDL Development Laboratory, TDL Manufacturing, Inc. and the respective Shareholders of TDL Development Laboratory, Inc. and TDL
Manufacturing, Inc. Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K for December 13, 2004.

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

10.1 Employment Agreement, dated as of December 14, 2007, between Registrant and Mitchell Binder. Incorporated by reference to Registrant's Current Report on Form 8-K for December 11, 2007.

10.2     Amendment  to  Employment  Agreement  dated  December  22, 2009 between
Registrant  and  Mitchell  Binder.  Incorporated  by  reference  to Registrant's
Current  Report  on  form  8-K  for  December  23,  2009.

10.3 Employment Agreement, dated as of December 14, 2007, between Registrant and Bruce Reissman. Incorporated by reference to Registrant's Current Report on Form 8-K for December 11, 2007.

10.4 Employment Agreement, dated as of December 14, 2007, between Registrant and Dennis Sunshine. Incorporated by reference to Registrant's Current Report on Form 8-K for December 11, 2007.

10.5 Form of Indemnification Agreement between the Company and each of its Directors dated as of September 10, 2001. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.6 Purchase and Sale Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.7 Lease Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
     Capital  One  Bank.  N.A.  Incorporate  by  referral  to  8-K.

10.8 Credit Agreement dated as of March 10, 2010 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc and Integrated Consulting Services, and Capital One, N.A. Incorporated by reference to Exhibit 10.1 to Registrant's current report on form 8-K for March 16, 2010.

10.9 Term Loan and Security Agreement dated as of December 19, 2007, between Orbit International Corp. and Merrill Lynch Business Financial Services Inc. ("MLBFS"). Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K for December 19, 2007.

10.10 Net lease dated as of April 4, 2005 by and between Rudy's Thermo-Nuclear Devices, as Landlord, and TDL Manufacturing, Inc. and TDL Development Laboratory, Inc. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

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

10.18 Form of Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Incorporated by reference to Registrant's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

21.1*     Subsidiaries  of  Registrant.

23.1*     Consent  of  Amper,  Politziner  &  Mattia,  LLP.

23.2*     Consent  of  McGladrey  &  Pullen,  LLP.

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

32.1*     Certification  of  the  Chief  Executive  Officer  required  by  Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.

32.2*     Certification  of  the  Chief  Financial  Officer  required  by  Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.
_________
     *  Filed  herewith.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Report of Independent Registered Public Accounting Firm -                                                          F-1
   Amper, Politziner & Mattia, LLP

Report of Independent Registered Public Accounting Firm -                                                          F-2
   McGladrey & Pullen, LLP

Consolidated Financial Statements:

   Balance Sheets as of December 31, 2009 and 2008                                                                 F-3
   Statements of Operations for the Years Ended December 31, 2009 and 2008                                         F-4
   Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended
     December 31, 2009 and 2008                                                                                    F-5
   Statements of Cash Flows for the Years Ended December 31, 2009 and 2008                                      F-6 - F-7
   Notes to Consolidated Financial Statements                                                                   F-8 - F-25


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Board  of  Directors  and  Stockholders
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/S/  AMPER,  POLITZINER  &  MATTIA,  LLP


March  31,  2010
New  York,  New  York




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Board  of  Directors  and  Stockholders
Orbit  International  Corp.


We have audited the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit International Corp. and Subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/S/  MCGLADREY  &  PULLEN,  LLP
New  York,  New  York

March  31,  2009



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                       2009                             2008
------------                                                                     -------                          ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $ 2,321,000                       $ 2,080,000
  Investments in marketable securities                                          1,019,000                         1,127,000
  Accounts receivable, less allowance for doubtful accounts of $145,000         3,857,000                         6,333,000
  Inventories                                                                  11,624,000                        11,536,000
  Costs and estimated earnings
   in excess of billings on uncompleted contracts                               1,079,000                               -
  Deferred tax assets                                                             714,000                           850,000
  Other current assets                                                            287,000                           198,000
                                                                              -----------                       -----------
TOTAL CURRENT ASSETS                                                           20,901,000                        22,124,000

Property and equipment, net                                                     1,246,000                           655,000
Intangible assets, net                                                            227,000                         2,346,000
Goodwill                                                                        2,483,000                         2,909,000
Deferred tax assets                                                             1,403,000                         1,322,000
Other assets                                                                      661,000                           644,000
                                                                               ----------                       -----------
TOTAL ASSETS                                                                  $26,921,000                       $30,000,000
                                                                              ===========                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                           $   995,000                       $ 1,777,000
  Notes payable - bank                                                            988,000                           399,000
  Accounts payable                                                              1,084,000                         1,499,000
  Income taxes payable                                                             57,000                            69,000
  Accrued expenses                                                              1,102,000                         1,122,000
  Customer advances                                                                32,000                            37,000
  Deferred income                                                                  85,000                            85,000
                                                                              -----------                       -----------
TOTAL CURRENT LIABILITIES                                                       4,343,000                         4,988,000

Deferred income                                                                   171,000                           257,000
Long-term debt, net of current maturities                                       4,034,000                         5,029,000
                                                                              -----------                       -----------
TOTAL LIABILITIES                                                               8,548,000                        10,274,000
                                                                              -----------                       -----------

Stockholders' Equity:
 Common stock, $.10 par value, 10,000,000 shares authorized,
   4,931,000 and 4,772,000 shares issued at 2009 and 2008, respectively, and 4,563,000 and 4,535,000 shares outstanding at 2009 and 2008,
   respectively                                                                   493,000                           477,000
Additional paid-in capital                                                     21,464,000                        21,032,000
Treasury stock, at cost                                                          (913,000)                         (529,000)
Accumulated other comprehensive income (loss), net of income tax                   65,000                          (125,000)
Accumulated deficit                                                            (2,736,000)                       (1,129,000)
                                                                              -----------                      ------------
STOCKHOLDERS' EQUITY                                                           18,373,000                        19,726,000
                                                                              -----------                       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $26,921,000                       $30,000,000
                                                                              ===========                      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                             2009                              2008
-----------------------                                                         -----------                     -------------

Net sales                                                                      $26,518,000                        $27,364,000

Cost of sales                                                                   15,790,000                         15,805,000
                                                                               -----------                       ------------
Gross profit                                                                    10,728,000                         11,559,000
                                                                                ----------                        -----------

Selling, general and administrative expenses                                    10,248,000                         10,381,000

Impairment of intangible assets                                                  1,622,000                               -

Goodwill impairment                                                                426,000                          6,889,000

Interest expense                                                                   208,000                            342,000

Investment and other income, net                                                  (208,000)                          (154,000)
                                                                                ----------                         -----------
Total expenses, net                                                             12,296,000                         17,458,000
                                                                                ----------                         -----------
Loss before income tax provision                                                (1,568,000)                        (5,899,000)

Income tax provision                                                                39,000                            108,000
                                                                                ----------                         -----------
Net loss                                                                       $(1,607,000)                       $(6,007,000)
                                                                               ============                        ===========

Net loss per common share:

Basic                                                                          $      (.37)                       $     (1.33)
                                                                               ============                       ============
Diluted                                                                        $      (.37)                       $     (1.33)
                                                                               ============                       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2009 AND 2008
--------------------------------------
                                                                                                         ACCUMULATED
                                        COMMON STOCK                                                     OTHER
                                       10,000,000 SHARES                                                 COMPREHENSIVE
                                         AUTHORIZED       ADDITIONAL   RETAINED EARNINGS                 INCOME (LOSS),
                                  SHARES                  PAID-IN     (ACCUMULATED     TREASURY STOCK    NET OF
                                  ISSUED       AMOUNT     CAPITAL      DEFICIT)       SHARES    AMOUNT   INCOME TAX           TOTAL
                                  -------      -------    -------      -----------    ------     -----   -------------    ---------
Balance at January 1, 2008        4,724,000    $472,000  $20,766,000    $4,878,000       -          -      $(33,000)    $26,083,000

Share-based compensation expense      -           -          250,000          -          -          -        -              250,000

Issuance of restricted stock         40,000       4,000       (4,000)         -          -          -        -                 -

Exercise of options                   8,000       1,000        9,000          -          -          -        -               10,000

Tax benefit of stock option exercise    -           -         11,000          -          -          -        -               11,000

Purchase of treasury stock              -            -           -            -       237,000   $(529,000)   -             (529,000)

Unrealized gain (loss) on marketable
  securities, net of income tax         -            -           -            -          -          -       (92,000)        (92,000)

Net loss                                -            -           -       (6,007,000)     -          -        -           (6,007,000)
                                                                                                                         ----------
Comprehensive loss- 2008                                                                                                 (6,099,000)
                                  ---------    -------   -----------   ------------   --------   --------  ---------    -----------
Balance at December 31, 2008      4,772,000     477,000   21,032,000     (1,129,000)  237,000    (529,000) (125,000)     19,726,000

Share-based compensation expense       -           -         310,000          -            -         -          -           310,000

Issuance of restricted stock         84,000       8,000       (8,000)         -            -         -          -              -

Exercise of options                  75,000       8,000       76,000          -           -          -          -            84,000

Tax benefit of stock option exercise    -            -        54,000          -           -          -          -            54,000

Purchase of treasury stock              -            -          -             -       131,000    (384,000)      -          (384,000)

Unrealized gain (loss) on marketable
  securities, net of income tax         -            -         -              -          -           -      190,000         190,000

Net  loss                               -            -         -         (1,607,000)     -           -          -        (1,607,000)
                                                                                                                         ----------
Comprehensive loss-2009                                                                                                  (1,417,000)
                                  ---------    --------    -----------  -----------   -------  ---------   --------     -----------
Balance at December 31, 2009      4,931,000    $493,000   $21,464,000   $(2,736,000)  368,000   $(913,000)  $65,000     $18,373,000
                                 ==========    ========   ===========   ===========  ========   ========== ========     ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                          2009                             2008
------------------------                                                      ---------                       ----------


Cash flows from operating activities:

  Net loss                                                              $    (1,607,000)                     $(6,007,000)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Impairment of intangible assets                                           1,622,000                            -
    Goodwill impairment                                                         426,000                        6,889,000
    Share-based compensation expense                                            310,000                          250,000
    Amortization of intangible assets                                           497,000                          623,000
    Depreciation and amortization                                               242,000                          203,000
    Bond premium amortization                                                     6,000                           15,000
    Loss on disposal of fixed assets                                               -                              23,000
    Bad debts                                                                    10,000                             -
    Unrealized impairment loss on write down of marketable securities            39,000                          130,000
    (Gain) loss on sale of marketable securities                                (26,000)                          11,000
    Deferred income                                                             (86,000)                        (332,000)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                              2,466,000                       (1,772,000)
      Increase in inventories                                                   (88,000)                      (1,083,000)
      (Increase) decrease in costs and earnings in excess of billings        (1,079,000)                         136,000
      (Increase) decrease in other current assets                               (89,000)                          91,000
      Increase in other assets                                                  (17,000)                         (10,000)
      (Decrease) increase in accounts payable                                  (415,000)                         115,000
      Decrease in customer advances                                              (5,000)                        (126,000)
      Decrease in taxes payable                                                 (12,000)                         (93,000)
      Decrease in accrued expenses                                              (20,000)                        (273,000)
                                                                            ------------                     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           2,174,000                       (1,210,000)

Cash flows from investing activities:
    Purchase of marketable securities                                              -                          (1,029,000)
    Sale of marketable securities                                               388,000                        3,598,000
    Purchase of property and equipment                                         (842,000)                        (190,000)
    Sale of fixed asset                                                           9,000                             -
    Cash paid for acquisition of ICS                                               -                            (122,000)
                                                                             -----------                      -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (445,000)                       2,257,000

Cash flows from financing activities:
  Purchase of treasury stock                                                   (384,000)                        (529,000)
  Repayments of long-term debt and note payable-bank                         (2,884,000)                      (3,943,000)
  Proceeds from issuance of note payable-bank                                 1,696,000                        1,919,000
  Proceeds from exercise of stock options                                        84,000                           10,000
                                                                              ----------                      ----------
NET CASH USED IN FINANCING ACTIVITIES                                        (1,488,000)                      (2,543,000)

(continued)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------
(CONTINUED)


Net increase (decrease) in cash and cash equivalents                            241,000                       (1,496,000)

Cash and cash equivalents at beginning of year                                2,080,000                        3,576,000
                                                                          -------------                     ------------
Cash and cash equivalents at end of year                                  $   2,321,000                      $ 2,080,000
                                                                          =============                      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
--------------------------------------------------

Cash paid during the year for interest                                   $      207,000                      $   349,000
                                                                         ==============                       ==========
Cash paid during the year for income taxes                               $       61,000                      $   256,000
                                                                         ==============                       ==========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION  AND  BUSINESS:

The consolidated financial statements include the accounts of Orbit International Corp. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The Company currently operates in two reporting segments, the Electronics Group and the Power Group. The Electronics Group is comprised of the Company's Orbit Instrument Division ("Orbit"), its TDL subsidiary, and Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems ("ICS"). Orbit and TDL are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. The Power Group is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial and custom power units. The Electronics Group and the Power Group both conduct their operations in the United States.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES:

     GENERAL

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

     RECLASSIFICATION

     For comparability, certain 2008 amounts have been reclassified, where appropriate, to conform to the financial presentation in 2009.

     CASH  EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

     MARKETABLE  SECURITIES

     The Company's investments are classified as available-for-sale securities and are stated at fair value, based on quoted market prices, with the unrealized gains and losses, net of income tax, reported in other comprehensive income
(loss). Realized gains and losses are included in investment income. Prior to adoption of an amendment to Accounting Standards Codification ("ASC") 320, Investments - Debt and Equity Securities, any decline in value judged to be other-than-temporary on available-for-sale securities was included in investment income. After adoption of an amendment to ASC 320 at the beginning of the second quarter of 2009, any decline in value judged to be other-than-temporary on available-for-sale securities are included in earnings to the extent they relate to a credit loss. A credit loss is the difference between the present value of cash flows expected to be collected from the security and the amortized cost basis. The amount of any impairment related to other factors will be recognized in comprehensive income. The cost of securities is based on the specific-identification method. Interest and dividends on such securities are included in investment income.

     ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

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

     INVENTORIES

     Inventories, which consist of raw materials, work-in-process, and finished goods, are recorded at the lower of cost (specific, average and first-in, first-out basis) or market.

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

     LONG-LIVED  ASSETS

     When impairment indicators are present, the Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. In the event the future undiscounted cash flows of the long-lived asset is less than the carrying value, the Company will record an impairment charge for the difference between the carrying value and the fair value of the long-lived asset.

     GOODWILL

     The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. In accordance with ASC 350, goodwill is not amortized but instead tested for impairment on at least an annual basis. The Company's annual goodwill impairment test is performed in the fourth quarter each year. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets.

     INCOME  TAXES

     The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized.

     REVENUE  AND  COST  RECOGNITION

     The Company recognizes a substantial portion of its revenue upon delivery of product, however for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Assets related to these contracts are included in costs and estimated earnings in excess of billings on uncompleted contracts as they will be liquidated in the normal course of contract completion, although this may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract's direct material, direct labor, manufacturing overhead and estimated earnings less accounts receivable billings.

     All contracts are for products made to specific customer specifications with no right of return. All units are shipped with a one-year warranty.

     COMPREHENSIVE  INCOME  (LOSS)

     Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities, net of tax.

     STOCK  BASED  COMPENSATION

     The Company accounts for share-based compensation awards based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards.

     EARNINGS  PER  SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net earnings by the sum of the weighted average number of shares of common stock and the effect of unexercised stock options and the unearned portion of restricted stock awards.

     FREIGHT  AND  DELIVERY  COSTS

     The Company's freight and delivery costs were $116,000 and $106,000 for the years ended December 31, 2009 and 2008, respectively. These costs are included in selling, general and administrative expenses.

     RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development costs are expensed when incurred. The Company expensed approximately $1,446,000 and $1,398,000 for research and development during the years ended December 31, 2009 and 2008, respectively.


     RECENT  ACCOUNTING  PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles ("GAAP") in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU). The ASC did not have an effect on the Company's consolidated results of operations or financial condition.

     In April 2009, the FASB issued amended accounting principles related to recognition and presentation of other-than-temporary impairments (ASC 320). These amended principles changed existing guidance for determining whether an impairment of debt securities is other than temporary. It also required other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income (loss). This noncredit loss component of the impairment may only be classified in other comprehensive income (loss) if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value. If these conditions are not met, the noncredit loss must be recognized in earnings. When adopting this amendment, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income. This amendment was effective for interim and annual periods ending after June 15, 2009. The adoption of this amendment did not materially impact the Company's consolidated financial statements.

In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. (ASC 820). This amendment provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The amendment also provides additional guidance on circumstances that may indicate that a transaction is not orderly. This amendment was effective for interim and annual periods ending after June 15, 2009. The adoption of this amendment did not materially impact the Company's consolidated financial statements.


     In April 2009, the FASB issued amended principles related to interim disclosures about fair value of financial instruments (ASC 825). This amendment relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuance, fair values for these assets and liabilities were only required to be disclosed once a year. This amendment now requires these disclosures on a quarterly basis effective June 30 2009, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.


3.  INVENTORIES:

Inventories  consist  of  the  following:

December 31,                        2009                 2008
                                  -------              -------
Raw materials                   $  7,569,000       $  7,108,000
Work-in-process                    3,328,000          3,853,000
Finished goods                       727,000            575,000
                                ------------      -------------
                                $ 11,624,000       $ 11,536,000
                                ============      =============

4.  MARKETABLE SECURITIES:

The following is a summary of the Company's available-for-sale marketable securities at December 31, 2009 and 2008:


                                                  Unrealized
                          Adjusted     Fair       Holding
December 31, 2009         Cost         Value      Gain (loss)
-----------------         -------      -----      ------------

Corporate Bonds        $   915,000    $1,018,000    $  103,000
U.S. Government
  Agency Bonds               1,000         1,000          -
                       -----------     ----------   ----------
Total                  $   916,000    $1,019,000    $  103,000
                       ===========    ==========    ==========


December 31, 2008
-----------------

Corporate Bonds         $  974,000   $   779,000      (195,000)
U.S. Government
  Agency Bonds             350,000       348,000        (2,000)
                        ----------   -----------     ----------
Total                   $1,324,000   $ 1,127,000     $(197,000)
                        ==========   ===========     ==========

Maturities of marketable securities classified as available-for-sale at December 31, 2009 are as follows:


Due after one year through five years                  $830,000
Due after five years through ten years                   86,000
                                                       --------
                                                       $916,000
                                                       ========

During 2009 and 2008, the Company charged $39,000 and $130,000, respectively, against investment and other income-net to record the impairment in market value of certain available-for-sale securities deemed to be other than temporary.


5.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The tables below present the balances, as of December 31, 2009 and 2008, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.


     2009             Total       Level  1       Level  2       Level  3
     ----             -----       --------       --------       --------

Corporate  Bonds   $1,018,000     $1,018,000     $   -          $   -
U.S.  Government
Agency  Bonds           1,000          1,000         -              -
                  -----------    -----------     ---------       ------

Total  Assets      $1,019,000     $1,019,000     $   -          $   -
                   ==========     ==========     ========        =======


     2008             Total       Level  1      Level  2       Level  3
     ----             -----       --------     --------        --------

Corporate  Bonds   $ 779,000      $ 779,000     $   -           $   -
U.S.  Government
Agency  Bonds        348,000        348,000         -               -
                    -------        -------       ------         -------

Total  Assets     $1,127,000     $1,127,000     $   -           $   -
                  ==========     ==========      ======          =======


The Company's only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to their relatively short maturities. Long-term debt carrying value is approximate to its fair value at the balance sheet date. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.


6. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

At December 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts consist of:

Costs  incurred  on  uncompleted  contracts          $2,211,000
Estimated  earnings                                     980,000
                                                      ----------
                                                      3,191,000
Less:  billings  to  date                            (2,112,000)
                                                     -----------
Cost  and  estimated  earnings  in  excess  of
   billings  on  uncompleted  contracts              $1,079,000
                                                     ===========


  7.     INTANGIBLE ASSETS AND GOODWILL:

The Company applies ASC 350, Intangibles-Goodwill and Other. ASC 350 requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company performs its annual impairment test of goodwill at the end of its fiscal year and tests its other intangible assets when impairment indicators are present.

At December 31, 2009, the Company's goodwill and intangible assets consist of the following:

                               Estimated         Gross                                                  Net
                               Useful            Carrying          Accumulated       Accumulated        Carrying
                               Life              Value             Amortization      Impairment         Value
                             ------------     ------------        -------------      ----------         -----------

Goodwill                                        $9,798,000              -           $(7,315,000)       $2,483,000
                                               ===========        ==============    ============      ===========

Intangible Assets:

  Contract relationships      15 Years           2,000,000           (267,000)       (1,593,000)          140,000
  Contract backlog            1-5 Years          1,750,000         (1,668,000)            -                82,000
  Non-compete
     agreements                3 Years             415,000           (381,000)          (29,000)            5,000
                                                ----------         -----------      -----------       ------------
                                                $4,165,000        $(2,316,000)      $(1,622,000)      $   227,000
                                                ==========        ============      ============      ============


At December 31, 2008, the Company's goodwill and intangible assets consist of the following:

                               Estimated         Gross                                                  Net
                               Useful            Carrying          Accumulated       Accumulated        Carrying
                               Life              Value             Amortization      Impairment         Value
                             ------------     ------------        -------------      ----------         ----------

Goodwill                                        $9,798,000              -           $(6,889,000)       $2,909,000
                                               ===========        ==============    ============      ============

Intangible Assets:

  Contract relationships      15 Years           2,000,000           (133,000)            -             1,867,000
  Contract backlog            1-5 Years          1,750,000         (1,338,000)            -               412,000
  Non-compete
     agreements                3 Years             415,000           (348,000)            -                67,000
                                                ----------         -----------      -----------       ------------
                                                $4,165,000        $(1,819,000)            -           $ 2,346,000
                                                ==========        ============      ============      ============

Amortization expense for the next five years is expected to be as follows:

     Year ending December 31,

     2010          98,000
     2011          11,000
     2012          11,000
     2013          11,000
     2014          11,000


The Company recognized amortization expense of $497,000 and $623,000 for the years ended December 31, 2009 and 2008, respectively.

During the fourth quarter of 2009, the Company's ICS subsidiary was notified by one of its major customers that a replacement was under consideration for a portion of significant future contract requirements for which ICS was being considered but not guaranteed a future award. Consequently, the Company determined that future cash flows for ICS could potentially decrease. As a result, the Company determined the undiscounted future cash flows for certain of the Company's intangible assets are less than their carrying value. Therefore, the Company has recorded an impairment charge relating to its intangible assets in the amount of $1,622,000 in the year ended December 31, 2009, representing the excess carrying values over their fair values. Also during the fourth quarter 2009, after completing the annual impairment testing of goodwill pursuant to ASC 350, the Company concluded an impairment charge of $426,000 should be taken in connection with the goodwill arising from the acquisition of ICS in 2007. In the prior year, after completing our impairment testing, the Company concluded an impairment charge of $6,889,000 should be taken in connection with the recorded goodwill arising from our TDL and ICS acquisitions made in 2005 and 2007, respectively. The methods used to determine the fair value of the Company's reporting units were an income approach (discounted cash flow analysis based on financial and operating projections) and a market approach (comparison of financial data for publicly traded companies engage in similar lines of business).

8.  PROPERTY AND EQUIPMENT:


Property  and  equipment  at  cost,  consists  of  the  following:



December 31,                                      2009              2008
                                                 ------            ------
Leasehold improvements                     $     851,000       $    274,000
Computer equipment                               572,000            487,000
Machinery and equipment                        1,479,000          1,421,000
Autos                                             87,000            101,000
Furniture and fixtures                           778,000            677,000
                                           -------------       -------------
                                               3,767,000          2,960,000
Accumulated depreciation and amortization     (2,521,000)        (2,305,000)
                                           -------------       ------------
                                           $   1,246,000       $    655,000
                                           =============       ============

The Company recognized, on a straight-line basis, depreciation and amortization expense of $242,000 and $203,000 for the years ended December 31, 2009 and 2008, respectively.

  9.  DEBT:

     During March 2010, the Company entered into a new $3,000,000 line of credit with a new commercial lender secured by all assets of the Company. In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a new five-year $4,655,000 term loan facility that matures April 2015. The interest rate on the line of credit is equal to; at the Company's option, either 2% plus the one-month LIBOR or the prime rate of interest plus 0%. The interest rate on the term loan is equal to; at the Company's option, either 3% plus the one-month LIBOR or the prime rate of interest plus 0.5%. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. The line of credit will expire on June 1, 2011 unless sooner terminated for an event of default including adherence to certain financial covenants.

The Company previously had a credit agreement and three term loan agreements with a different commercial lender. As a result of lower profitability related to customer contract and shipping delays during 2008 and 2009, the Company was not in compliance with certain of its financial covenants during certain reporting periods during 2008 and 2009. In all instances, such defaults were waived by the Company's lender in consideration for waiver fees. The Company was in compliance with all of the financial covenants of its new lender at December 31, 2009.

     In March 2010, the Company fully paid the outstanding principal on its term loans and line of credit with its previous commercial lender. Outstanding borrowings under the previous line of credit were $988,000 at December 31, 2009.

The Company's long-term debt obligations are as follows:

December 31,                                                                       2009                 2008
--------------------------------------------------------------                 ----------            ---------
Term loan agreement, collateralized by all business assets of the Company, used to finance the acquisition of TDL ("TDL
Shareholder Note"). Payable in thirty (30) monthly payments
of approximately $35,000. The loan bears interest equal to
the one-month LIBOR rate (0.23% at December 31, 2009)
plus 4.00%. The loan was fully paid in January 2010.                          $   35,000          $  455,000

Term loan agreement, collateralized by all business assets of the Company, used to finance the acquisition of TDL ("TDL
 Term Loan"). Payable in fifty-nine (59) monthly principal
payments of approximately $60,000 and a sixtieth payment
of approximately $1,190,000 in 2010. The loan bears interest equal to the one-month LIBOR rate (0.23% at December 31,
 2009) plus 4.00%. The loan was fully paid in March 2010.                      1,726,000           2,440,000

Term loan agreement, collateralized by all business assets of the Company, used to finance the acquisition of ICS ("The
ICS Term Loan"). Payable in fifty-nine (59) monthly
payments of approximately $54,000 and a sixtieth (60th)
 payment of approximately $1,339,000 in 2013. The loan
 bears interest equal to the one-month LIBOR rate (0.23%
at December 31, 2009) plus 4.00%. The loan was fully paid in
 March 2010.                                                                   3,268,000           3,911,000
                                                                              ----------         -----------
                                                                               5,029,000           6,806,000
Less: current portion                                                            995,000           1,777,000
                                                                              ----------         -----------
                                                                              $4,034,000          $5,029,000
                                                                              ==========          ==========


     Pursuant to the terms of its new lending arrangement entered into with a new commercial lender in March 2010 and in accordance with ASC 470, the Company
(i) reclassified the TDL Term Loan, with a maturity date in 2010, to long term and (ii) reclassified the short term portion of its term loans at December 31, 2009.

     Principal  payments  due  on  the  Company's long-term debt are as follows:


Year ending December 31,

2010                       $995,000
2011                        931,000
2012                        931,000
2013                        931,000
2014 and thereafter       1,241,000
                         ----------
                        $ 5,029,000
                        ===========



  10.  STOCK-BASED COMPENSATION PLANS:

     The Company has various stock-based compensation plans, which provide for the granting of nonqualified and incentive stock options, as well as restricted stock awards to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees, stock options and restricted stock awards, to acquire up to 1,891,000 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant and all options expire ten years after granted. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee with vesting ranging from one to ten years. Generally the awards vest based upon time-based conditions. Stock option exercises are funded through the issuance of the Company's common stock. Stock compensation expense for the years ended December 31, 2009 and 2008 was $310,000 and $250,000, respectively.




The  following  table  summarizes  activity  in  stock  options:

December 31,                      2009                            2008
-------------                   -------                         --------

                                           Average
                               Weighted-   Remaining                   Weighted-
                               Average     Contractual                 Average
                               Exercise    Term                        Exercise
                    Options    Price       (in years)       Options    Price
                   --------  ----------   -----------      --------  ----------
Outstanding at
 beginning of year    591,000     $3.19        4            599,000     $3.15

Granted                85,000      2.00        6              9,000      7.51

Forfeited            (125,000)     2.15        -             (9,000)     5.94

Exercised             (75,000)     1.13        -             (8,000)     1.26
                     ---------  -------     -------        ---------   --------

Outstanding at end of
 Year                 476,000     $3.58        3            591,000     $3.19
                      =======     =====      =====          =======     =====
Outstanding
 exercisable at end
 of year              405,000     $3.85        3            582,000     $3.13
                      =======     =====      =====          =======    ======
Weighted-average fair
 value of options granted
 during the year                  $2.00                         $3.06
                                  =====                         =====

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

                 Options  Outstanding                Options  Exercisable
                 --------------------               ---------------------
                                Weighted-
                                average       Weighted-              Weighted-
                                Remaining     average                average
Range  of          Number       Contractual   Exercise   Number      Exercise
Exercise  Prices   Outstanding  Life/Years    Price      Exercisable Price
----------------  ------------ -----------  ---------  -----------  -----------
$  .60  -  $1.07     99,000         1          $1.06      99,000      $1.06
$1.26  -   $1.62     11,000         -          $1.26      11,000      $1.26
$1.92  -   $2.04    111,000         4          $1.98      40,000      $1.96
$2.40  -   $3.70      4,000         3          $3.61       4,000      $3.61
$4.51  -   $9.07    251,000         4          $5.38     251,000      $5.38
----------------  ----------   ---------  ----------  ----------   --------
$  .60  -  $9.07    476,000         3          $3.58     405,000      $3.85
================  ==========   =========  ==========  ==========   ========

At December 31, 2009, 125,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights.

At December 31, 2009, the aggregate intrinsic value of options outstanding was $514,000 and the aggregate intrinsic value of options exercisable was $383,000. At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $127,000. The intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was approximately $147,000 and $30,000, respectively.

The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock option grants issued during the following periods were as follows:

December  31,                                  2009                  2008
-------------                              --------                ----------

Expected  Volatility                           61.86%        49.16%  to  49.62%

Risk-free  interest  rate                       1.88%         3.70%  to  4.16%

Expected  term  of  options  (in  years)        4.5                  3.6

Dividend  Yield                                  -                    -


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

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2009:

                                     Number  of     Weighted-Average
                                     Shares         Grant-Date  Fair  Value
                                     ------         -----------------------

Nonvested  stock  options
 at  January  1,  2009                  9,000               $3.06

Granted                                85,000                1.02

Vested                                (22,000)               1.74

Forfeited                              (1,000)               2.91
                                       ------                ----

Nonvested  stock  options
 at  December  31,  2009               71,000               $1.02
                                       ======              ======


At December 31, 2009, there was approximately $13,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next four years.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2008:

                                   Number  of       Weighted-Average
                                   Shares           Grant-Date  Fair  Value
                                   ------           -----------------------

Nonvested  stock  options
 at  January  1,  2008               9,000                   $3.82

Granted                              9,000                    3.06

Vested                              (8,000)                   3.81

Forfeited                           (1,000)                   3.92
                                    -------                  -----
Nonvested  stock  options
 at  December  31,  2008             9,000                   $3.06
                                     =====                   =====

The Company's stock based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the year ended December 31, 2009, approximately 84,000 shares of restricted stock were awarded to senior management and independent directors. During the year ended December 31, 2008, approximately 40,000 shares of restricted stock were awarded to senior management. As of December 31, 2009, the Company had unearned compensation of $930,000 associated with all of the Company's restricted stock awards.

11.  EMPLOYEE BENEFIT PLAN:

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

The Company contributed approximately $229,000 and $235,000 to the plan during the years ended December 31, 2009 and 2008, respectively.

12.  INCOME TAXES:

     For the year ended December 31, 2009, the Company utilized net operating loss carry-forwards to offset income taxes except for $39,000 of state income and federal minimum tax expense. For the comparable period in 2008, the Company utilized net operating loss carry-forwards to offset income taxes except for $108,000 of state income and federal minimum tax expense.

     At December 31, 2009 and 2008, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $19,000,000 and $6,000,000, respectively, at December 31, 2009. The net operating loss carry-forwards expire through 2020. Approximately, $16,000,000 of federal net operating loss carry-forwards expire between 2010-2012.

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

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

December 31,                                   2009                     2008
                                             -------                   -------
Tax at U.S. statutory rates                    (34.0%)                (34.0%)
State income and federal minimum taxes           2.0%                   2.0%
Change in valuation allowance                   33.0%                  33.0%
Other items, net                                 1.0%                   1.0%
                                             --------                 -------
                                                 2.0%                   2.0%
                                             ========                ========

Deferred tax assets (liabilities) are comprised of the following:

December 31,                                       2009                    2008
------------                                     ------                  -------

Alternative minimum tax credit carry-forward    $ 573,000           $   573,000

Net operating loss and capital loss
carryfowards (including pre-acquisition
net operating losscarry-forwards)               6,655,000             6,972,000

Temporary differences in bases of assets and liabilities:

  Accounts receivable and inventory               435,000               203,000
  Marketable securities                            53,000                   -
  Accrued expenses                                222,000               212,000
  Stock-based compensation                         76,000                49,000
  Goodwill                                      1,591,000             1,677,000
  Intangible assets                             1,103,000               432,000
  Deferred revenue                                 94,000               125,000
  Property and equipment                         (197,000)             (101,000)
                                              -----------            ----------
                                                3,377,000             2,597,000
                                              -----------            ----------
Total deferred tax assets, net                 10,605,000            10,142,000
Valuation allowance                            (8,488,000)           (7,970,000)
                                              -----------          ------------
Net deferred tax assets                        $2,117,000            $2,172,000
                                              ===========          ============
Deferred income taxes are included in the accompanying balance sheet as follows:

                         2009                   2008
                         ----                   ----
Current asset      $   714,000             $   850,000
Long-term asset      1,403,000               1,322,000
                    -----------              ---------
                    $2,117,000              $2,172,000
                    ==========              ==========

On January 1, 2007, the Company adopted amended accounting principles related to the accounting for uncertainty in income taxes (ASC 740). This amendment provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely that not" that the position is sustainable based on its technical merits. Additionally, this amendment provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated its tax positions and has concluded that the tax positions meet the "more likely-than-not" recognition threshold. As such, there are no liabilities recorded for uncertain tax positions at December 31, 2009 and 2008. The Company's tax returns for December 31, 2003 and 2004 have been examined by the Internal Revenue Service which resulted in no material adjustments. The Company's tax returns from December 31, 2005 through December 31, 2009 remain open to examination. The Company's policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

 13.  SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     Sales to significant customers accounted for approximately 40% (25% and 15%) and 38% (27% and 11%) of the Company's consolidated net sales for the years ended December 31, 2009 and 2008, respectively.

     Significant customers of the Company's Electronics Group accounted for approximately 54% (31% and 23%) and 63% (36%, 17%, and 10%) of the Electronics Group's net sales for the years ended December 31, 2009 and 2008, respectively.

Significant customers of the Company's Power Group accounted for approximately 28% (14% and 14%) and 22% (12% and 10%) of the Power Group's net sales for the years ended December 31, 2009 and 2008, respectively.

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

14.  LEASING ARRANGEMENTS:

     In April 2009, the Company's TDL subsidiary entered into a five year lease for a new operating facility commencing November 1, 2009. Monthly rent payments will be approximately $15,300 for the first two years of the lease and approximately $16,600, $17,200 and $17,800 for years three, four and five of the lease, respectively. The lease includes two five year renewable options. In August 2009, TDL entered into a sublease with the landlord on a month-to-month basis for $1,250 per month.


     The Company entered into a sale-leaseback of its operating facility in 2001. The initial term of the operating lease expires in 2013 and may be extended by the Company at its option through February 2025. The Company recorded a deferred gain on the sale which is being recognized over the initial term of the lease. Additional operating leases are for the ICS facility, a sales office, vehicles and office equipment.

     Future minimum lease payments as of December 31, 2009 under all operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,

     2010                                    903,000
     2011                                    892,000
     2012                                    883,000
     2013                                    448,000
     2014                                    214,000
                                          ----------
Total future minimum lease payments       $3,340,000
                                          ==========


Rent expense for operating leases was approximately $740,000 and $711,000 for the years ended December 31, 2009 and 2008, respectively.

15.  COMMITMENTS:

     The Company has employment agreements, all for a term of three years, with its three executive officers and six other principal officers. At December 31, 2009, the total contractual obligations under these agreements over the next three years is approximately $3,436,000. In addition, the three executive officers will be entitled to bonuses based on certain performance criteria, as defined, and the other six officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $324,000 and $315,000 for the years ended December 31, 2009 and 2008, respectively.

     From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of business. The Company is not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.

16.   BUSINESS SEGMENTS:

     The Company operates through two reporting segments. The Electronics Group is comprised of the Orbit Instrument Division and TDL and ICS subsidiaries. The Company's Power Group is comprised of its Behlman Electronics, Inc. subsidiary.

     The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company's reporting segment information as of and for the years ended December 31, 2009 and 2008:

Year ended December 31,                                2009          2008
                                                    --------       --------
Net sales:

Electronics Group:
  Domestic                                       $13,595,000   $15,678,000
  Foreign                                          3,116,000     1,851,000
                                                ------------  ------------
Total Electronics Group                           16,711,000    17,529,000

Power Group:
  Domestic                                         9,014,000     8,605,000
  Foreign                                          1,170,000     1,516,000
                                                ------------   -----------
Total Power Group                                 10,184,000    10,121,000

Intersegment Sales                                  (377,000)     (286,000)
                                                -------------  ------------

Total net sales                                  $26,518,000   $27,364,000
                                                 ===========   ===========
Income (loss) from operations:
  Electronics Group (1)                         $(1,569,000)   $(6,059,000)
  Power Group                                     1,509,000      1,654,000
  Intersegment profit                               (82,000)          -
  General corporate expenses not allocated       (1,426,000)    (1,306,000)
  Interest expense                                 (208,000)      (342,000)
  Investment and other income, net                  208,000        154,000
                                                -----------   ------------
  Loss before income tax provision              $(1,568,000)   $(5,899,000)
                                                ============   ============


December 31,                                           2009          2008
                                                      -----         -------
Assets:
  Electronics Group                             $12,629,000   $12,888,000
  Power Group                                     5,916,000     5,834,000
  General corporate assets not allocated          8,828,000    11,278,000
  Elimination of intersegment receivables          (370,000)        -
  Elimination of intersegment gross profit in
     ending inventory                               (82,000)        -
                                                -----------   ------------
       TOTAL ASSETS                             $26,921,000   $30,000,000
                                                ===========   ===========


Depreciation and amortization:
  Electronics Group                             $   710,000   $   796,000
  Power Group                                        29,000        30,000
  Corporate                                           6,000        15,000
                                                -----------  ------------
TOTAL DEPRECIATION AND AMORTIZATION             $   745,000   $   841,000
                                                ===========  =============

(1) Includes goodwill and intangible assets impairment charges of $2,048,000 and $6,889,000 in 2009 and 2008, respectively.


17.   NET LOSS PER COMMON  SHARE:

The following table sets forth the computation of basic and diluted net loss per common share:

Year  Ended  December  31,                            2009              2008
                                                    -------          --------
Denominator:
  Denominator for basic net loss per
  share -   weighted-average common shares          4,365,000       4,509,000

Effect of dilutive securities:
  Unearned portion of restricted stock awards           -                -
  Employee and director stock options                   -                -

Dilutive potential common shares                        -                -
                                                   -----------    ------------
Denominator for diluted net loss
 per share - weighted-average common
 shares and assumed conversions                     4,365,000       4,509,000
                                                    =========      ===========

The numerator for basic and diluted net loss per share for the years ended December 31, 2009 and 2008 is the net loss for each year.

During the years ended December 31, 2009 and 2008, the Company had net losses and therefore did not include, respectively, 248,000 and 196,000 incremental common shares and options in its calculation of diluted net loss per common share an inclusion of such securities would be anti-dilutive.

18.   RELATED PARTY TRANSACTION:

     TDL leased a facility from a limited partnership, the ownership of which is controlled by the former shareholders of TDL. The lease commenced April 2005 and ended January 2010 and provided for monthly payments of $9,100 and increases of 2% each year for the first two renewal periods and 3% for the final two renewal periods. For the years ended December 31, 2009 and 2008, the total amount paid under this lease was approximately $120,000 and $116,000, respectively.

19.  EQUITY:

In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and, therefore, repurchase activity may be suspended or discontinued at any time. During year ended December 31, 2009, the Company repurchased approximately 131,000 shares of its common stock at an average purchase price of $2.92 per share. Total cash consideration for the repurchased stock was approximately $384,000. From August 2008 through March 29, 2010, the Company purchased approximately 369,000 shares of its common stock for total cash consideration of $915,000 representing an average purchase price of $2.48 per share.




                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  31,  2010                    By:  /s/  Dennis  Sunshine
                                                 ---------------------
                                                 Dennis  Sunshine,  President
                                                 and  Chief  Executive  Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                          DATE
----------                      -----                           ----

/s/ Dennis Sunshine     President, Chief Executive         March 31, 2010
-------------------        Officer and Director
Dennis Sunshine         (Principal Executive Officer)


/s/ Mitchell Binder     Executive Vice President,and       March 31, 2010
-------------------      Chief Financial Officer,
Mitchell Binder                and  Director
                        (Principal Financial and
                           Accounting Officer)

/s/ Bruce Reissman      Executive Vice President, and      March 31, 2010
-------------------       Chief Operating Officer
Bruce Reissman                     Director

/s/ Fredric Gruder                 Director                March 31, 2010
-------------------
Fredric Gruder

/s/ Bernard Karcinell              Director                March 31, 2010
----------------------
Bernard Karcinell

/s/ Lee Feinberg                   Director                March 31, 2010
-----------------
Lee Feinberg

/s/ Sohail Malad                   Director                March 31, 2010
-----------------
Sohail Malad