Form 10-Q
period 2010-03-31
ORBIT INTERNATIONAL CORP
filed 2010-05-24
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2010
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days. Yes  X       No___
                         ===

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

       __ Large  accelerated  filer    __ Accelerated  Filer
       __ Non-accelerated  filer        X Smaller  reporting  company
                                       ===

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes__ No X
                                               ===

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,632,277 shares of common stock, par value $.10, as of May 19, 2010.



                                     INDEX

                                                                                   Page No.
                                                                                 -----------

Part I.   Financial Information:

Item 1 - Financial Statements:

   Condensed Consolidated Balance Sheets -
     March 31, 2010(unaudited) and December 31, 2009                                  3-4

   Condensed Consolidated Statements of Operations
     for the Three Months Ended
      March 31, 2010 and 2009 (unaudited)                                              5

   Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 2010
       and 2009 (unaudited)                                                           6-7

   Notes to Condensed Consolidated Financial Statements (unaudited)                   8-18

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       19-31

Item 3. - Quantitative and Qualitative Disclosures
           About Market Risk                                                          31

Item 4T. - Controls and Procedures                                                    31

Part II.  Other Information:

Item 1 - Legal Proceedings                                                            32

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                  32

Item 3 - Defaults Under Senior Securities                                             32

Item 4 - (Removed and Reserved)                                                       32

Item 5 - Other Information                                                            32

Item 6 - Exhibits                                                                     32

 Signatures                                                                           33

 Exhibits                                                                           34-39





                                PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,     December 31,
ASSETS                                                   2010            2009
------                                                   ----            ----
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                         $ 1,268,000     $ 2,321,000
   Investments in marketable securities                  910,000       1,019,000
   Accounts receivable (less allowance for
    doubtful accounts of $145,000)                     3,496,000       3,857,000
   Inventories                                        12,511,000      11,624,000
   Costs and estimated earnings in excess
    of billings on uncompleted contracts               1,394,000       1,079,000
   Deferred tax asset                                    999,000         714,000
   Other current assets                                  258,000         287,000
                                                     -----------      ----------

       Total current assets                           20,836,000      20,901,000

Property and equipment, net                            1,336,000       1,246,000

Goodwill                                               2,483,000       2,483,000

Intangible assets, net                                   141,000         227,000

Deferred tax asset                                     1,116,000       1,403,000

Other assets                                             661,000         661,000
                                                     -----------      ----------

        TOTAL ASSETS                                 $26,573,000     $26,921,000
                                                     ===========     ===========



     The accompanying notes are an integral part of these condensed financial statements.


                                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (continued)

                                                        March 31,      December 31,
                                                          2010            2009
                                                          ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY                  (unaudited)
------------------------------------
Current liabilities:
   Current portion of long-term obligations          $   931,000     $   995,000
   Note payable - bank                                 1,233,000         988,000
   Accounts payable                                    1,352,000       1,084,000
   Income taxes payable                                   20,000          57,000
   Accrued expenses                                    1,107,000       1,102,000
   Customer advances                                      61,000          32,000
   Deferred income                                        85,000          85,000
                                                    ------------    ------------

 Total current liabilities                             4,789,000       4,343,000

Deferred income                                          150,000         171,000

Long-term obligations, net of current
 portion                                               3,724,000       4,034,000
                                                    ------------    ------------

Total liabilities                                      8,663,000       8,548,000
                                                    ------------    ------------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
  authorized, 4,954,000 and 4,931,000 shares issued
  at 2010 and 2009, respectively, and 4,585,000 and
  4,563,000 shares outstanding at 2010 and 2009,
  respectively                                           495,000         493,000
Additional paid-in capital                            21,614,000      21,464,000
Treasury stock, at cost, 369,000 and
  368,000 shares, respectively                          (915,000)       (913,000)
Accumulated other comprehensive gain, net of tax          99,000          65,000
Accumulated deficit                                   (3,383,000)     (2,736,000)
                                                    ------------    ------------

Total stockholders' equity                            17,910,000      18,373,000
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $26,573,000     $26,921,000
                                                     ===========     ===========



                   The accompanying notes are an integral part of these condensed financial statements.




                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                         Three Months Ended
                                            March 31,
                                        2010            2009
                                        -----          ------
Net sales                            $5,532,000    $6,047,000

Cost of sales                         3,690,000     3,773,000
                                    -----------    ----------

Gross profit                          1,842,000     2,274,000
                                    -----------   -----------

Selling, general and
 administrative
  expenses                            2,469,000     2,592,000
Interest expense                         57,000        46,000
Investment and
 other income, net                      (41,000)      (20,000)
                                    -----------   ------------

Loss before provision
 for income taxes                      (643,000)    (344,000)

Provision for income
 taxes                                    4,000        9,000
                                    -----------   -----------

NET LOSS                             $ (647,000)  $ (353,000)
                                     ===========  ===========

Net loss per
common share:

    Basic                            $    (0.15)  $   (0.08)
    Diluted                          $    (0.15)  $   (0.08)



    The accompanying notes are in integral part of these condensed financial statements.






                                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)


                                                                     Three Months Ended
                                                                        March 31,
                                                                  2010             2009
                                                                  ----             ----
Cash flows from operating activities:
Net loss                                                        $ (647,000)  $ (353,000)

Adjustments to reconcile net loss
 to net cash (used in) provided by
 operating activities:

Share-based compensation expense                                    82,000       79,000
Amortization of intangible assets                                   86,000      124,000
Depreciation and amortization                                       67,000       55,000
Unrealized loss on write down
  of marketable securities                                            -          39,000
Loss on sale of marketable securities                                5,000          -
Bond premium amortization                                            1,000        3,000
Deferred income                                                    (21,000)     (22,000)

Changes in operating assets and liabilities:

Accounts receivable, net                                           361,000    3,066,000
Inventories                                                       (887,000)    (403,000)
Costs and estimated earnings in excess of
  billings on uncompleted contracts                               (315,000)       -
Other current assets                                                29,000       37,000
Other assets                                                          -           1,000
Accounts payable                                                   268,000     (104,000)
Accrued expenses                                                     5,000     (140,000)
Income taxes payable                                               (37,000)     (20,000)
Customer advances                                                   29,000       10,000
                                                               -----------   -----------

Net cash (used in) provided by operating
   activities                                                     (974,000)   2,372,000
                                                               -----------   -----------

Cash flows from investing activities:

Purchases of property and equipment                               (157,000)     (84,000)
Sale of property and equipment                                        -           7,000
Sale of marketable securities                                      156,000      233,000
                                                               -----------   -----------

Net cash (used in) provided by investing
  activities                                                        (1,000)     156,000
                                                               -----------   -----------

                                                                                                       (continued)



                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                       (continued)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     2010             2009
                                                                     ----            --------
Cash flows from financing activities:

Purchase of treasury stock                                          (2,000)         (43,000)
Proceeds from issuance of long-term debt
  and note payable-bank                                          1,233,000            2,000
Stock option exercises                                              53,000              -
Repayments of long-term debt
  and note payable-bank                                         (1,362,000)        (843,000)
                                                              ------------       ----------

Net cash used in financing activities                              (78,000)        (884,000)
                                                              -------------      ----------
NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS                                       (1,053,000)       1,644,000
                                                               ------------       ---------

Cash and cash equivalents - January 1                             2,321,000       2,080,000
                                                               ------------      ----------

CASH AND CASH EQUIVALENTS - March 31                          $   1,268,000     $ 3,724,000
                                                              =============     ===========

Supplemental cash flow information:

Cash paid for interest                                        $      70,000     $    54,000
                                                              =============     ===========




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

     General
     -------

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

     The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2010.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2009 contained in the Company's Annual Report on Form 10-K.

     Reclassification
     ----------------

     For comparability, certain 2009 amounts have been reclassified where appropriate, to conform to the financial presentation in 2010.

     Marketable  Securities
     ----------------------

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






                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
 -------    --------------------------------------------------------------------
(continued):
------------

     Revenue  and  Cost  Recognition
     -------------------------------

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

     Stock  Based  Compensation
     --------------------------

     At March 31, 2010, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $82,000 and $79,000 for the three months ended March 31, 2010 and 2009, respectively.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:

                                              Three  Months  Ended
                                                  March  31,
                                           2010                 2009
                                           ----                 ----
Expected  Volatility                        -                  61.86%
Risk-free  interest  rate                   -                   1.88%
Expected  life  of  options  (in  years)    -                   4.5
Dividend  Yield                             -                     -






                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
--------    --------------------------------------------------------------------
(continued):
------------

     Expected volatility assumptions were based on the volatility of the Company's stock price for 4.5 years prior to grant date. The risk-free rate is derived from the 5 year U.S. treasury yield on grant date. Expected life was estimated using the "simplified" method, as allowed under the provisions of the Securities and Exchange Commission Staff Bulletin No. 107, since there was no prior history of similar stock option grants. Dividend yield is based on prior history of cash dividends declared.

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the three months ended March 31, 2009, approximately 84,000 shares of restricted stock were awarded to senior management and independent directors. As of March 31, 2010, the Company had unearned compensation of $1,012,000 associated with all of the Company's restricted stock awards, which will be expensed over the next four years.

     Stock  option  activity during the three months ended March 31, 2010, under all  stock  option  plans  is  as  follows:
                                                      Average
                                        Weighted      Remaining
                                        Average       Contractual
                          Number  of    Exercise      Term
                           Shares       Price         (in  years)
                           ------        -----         -----------

Options  outstanding,
 January  1,  2010         476,000        $3.58             3

Granted                        -             -              -

Forfeited                  (34,000)        6.20             -

Exercised                  (28,000)        1.84             -
                           --------        -----          ----

Options  outstanding,
 March  31,  2010          414,000        $3.48             3
                           =======        =====             =

Outstanding  exercisable
 at  March  31,  2010      357,000        $3.72             3
                           =======        =====             =

     At March 31, 2010 the aggregate intrinsic value of options outstanding and exercisable was $432,000 and $329,000, respectively. At the comparable 2009 period, the aggregate intrinsic value of options outstanding and exercisable was $335,000 and $297,000, respectively.

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
--------    --------------------------------------------------------------------
(continued):
------------

     The following table summarizes the Company's nonvested stock option activity for the three months ended March 31, 2010:

                           Number  of     Weighted-Average
                           Shares     Grant-Date  Fair  Value
                            ------     -----------------------

Nonvested  stock  options
 at  January  1,  2010      71,000            $1.02

Granted                        -                 -

Vested                     (14,000)            1.02

Forfeited                      -                 -
                           -------           -------

Nonvested  stock  options
 at  March  31,  2010       57,000            $1.02
                           =======            =====

     At March 31, 2010, there was approximately $12,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next four years.

(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     During March 2010, the Company entered into a new $3,000,000 line of credit with a new commercial lender secured by all assets of the Company. In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a new five-year $4,655,000 term loan facility that matures April 2015. The unpaid balance on the term loan was $4,655,000 at March 31, 2010. The interest rate on the line of credit is equal to; at the Company's option, either 2% plus the one-month LIBOR or the prime rate of interest plus 0%. The interest rate on the term loan is equal to; at the Company's option, either 3% plus the one-month LIBOR or the prime rate of interest plus 0.5%. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. The line of credit will expire on June 1, 2011 unless sooner terminated for an event of default including adherence to certain financial covenants. Outstanding borrowings under the line of credit were $1,233,000 at March 31, 2010. The Company was not in compliance with one of its financial covenant ratios as of March 31, 2010. In May 2010, the Company's lender agreed (i) to waive the covenant default; (ii) to amend the financial covenant ratio in question for the remainder of 2010 and (iii) to permit, through July 15, 2010, amounts borrowed under the Company's Term Loan and Line of Credit to exceed its borrowing base by a defined amount. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on the Company's line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, the Company agreed to enhanced reporting and monitoring requirements, to suspend its stock repurchase program and all future borrowings will be on a prime rate basis only and not on a LIBOR basis.



                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  2)  -  Financing  Arrangements  (continued):
--------      ------------------------------------

The Company previously had a credit agreement and three term loan agreements with a different commercial lender. As a result of lower profitability related to customer contract and shipping delays during 2008 and 2009, the Company was not in compliance with certain of its financial covenants for certain reporting periods during 2008 and 2009. In all instances, such defaults were waived by the Company's lender in consideration for waiver fees. The Company was in compliance with all of the financial covenants of its new lender at December 31, 2009.

In March 2010, the Company fully paid the outstanding principal on its term loans and line of credit with its previous commercial lender.


(NOTE 3) - Net Loss Per Common Share:
 ------    -------------------------


     The following table sets forth the computation of basic and diluted net loss per common share:

                                                          Three Months Ended
                                                               March 31,
                                                         2010              2009
                                                         ----              ----
Denominator:
     Denominator  for  basic  net  loss
     per  share  -  weighted-average  common  shares     4,367,000     4,267,000

     Effect  of  dilutive  securities:
     Employee  and  directors  stock  options                 -              -

     Unearned  portion  of  restricted  stock  awards         -              -
                                                       ----------    ----------
     Denominator  for  diluted  net  loss
     per  share  -     weighted-average  common
     shares  and  assumed  conversion                    4,367,000    4,267,000
                                                         =========    =========


     The numerator for basic and diluted loss per share for the three month periods ended March 31, 2010 and 2009 is the net loss for each period.

     During the three months ended March 31, 2010 and 2009, the Company had net losses and therefore did not include 82,000 and 14,000 incremental common shares, respectively, in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

     Approximately 258,000 and 284,000 shares of common stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                        March 31,     December 31,
                          2010           2009
                          ----           ----

Raw Materials        $ 8,132,000     $ 7,569,000
Work-in-process        3,628,000       3,328,000
Finished goods           751,000         727,000
                     -----------     -----------
     TOTAL           $12,511,000     $11,624,000
                     ===========     ===========


(NOTE 6) - Marketable Securities:
-------    ---------------------

The following is a summary of the Company's available for sale marketable securities at March 31, 2010 and December 31, 2009:

                                                           Unrealized
                         Adjusted       Fair               Holding
March 31, 2010           Cost           Value              Gain
--------------           ----            -----             --------

Corporate Bonds         $  754,000     $  909,000       $   155,000
U.S. Government
  Agency Bonds               1,000          1,000             -
                        ----------     ----------         ---------
Total                   $  755,000     $  910,000        $  155,000
                        ==========     ==========        ==========


December 31, 2009
-----------------

Corporate Bonds         $  915,000     $1,018,000            103,000
U.S. Government
  Agency Bonds               1,000          1,000             -
                        ----------     ----------         ----------

Total                   $  916,000     $1,019,000        $   103,000
                        ==========     ==========         ==========


The Company did not have an other than temporary impairment charge during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company charged $39,000 against investment and other income to record the impairment in market value of certain available-for-sale securities deemed other than temporary.





                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 7) - Fair Value of Financial Instruments:
-------    -----------------------------------

     The Company applies Accounting Standards Codification("ASC") 820, Fair Value Measurements and Disclosures, which applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The table below presents the balances, as of March 31, 2010 and December 31, 2009, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

March  31,  2010               Total          Level  1      Level 2      Level 3
----------------            --------          --------      -------      -------

Corporate  Bonds          $   909,000     $   909,000     $   -         $   -
U.S.  Government
  Agency  Bonds                 1,000           1,000         -             -
                          -----------      -----------     -----         -----

Total  Assets             $   910,000     $   910,000     $   -         $   -
                          ===========     ===========     =====          =====




December  31,  2009          Total          Level  1      Level  2      Level  3
-------------------       --------          --------      --------      --------

Corporate  Bonds         $  1,018,000    $  1,018,000     $   -        $   -
U.S.  Government
  Agency  Bonds                 1,000           1,000         -            -
                          -----------    -----------       -----        -----

Total  Assets            $  1,019,000    $  1,019,000     $   -        $   -
                         ============    ============      =====       ======



                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  7)  -  Fair  Value  of  Financial  Instruments   (continued):
--------      -----------------------------------------------------

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

(NOTE 8) - Comprehensive Loss:
-------    ------------------

     For the three months ended March 31, 2010 and 2009, total comprehensive loss, net of tax, was $613,000 and $357,000, respectively. Comprehensive loss consists of the net loss and unrealized gains and losses on marketable securities, net of tax.

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

     The following is the Company's business segment information for the three month periods ended March 31, 2010 and 2009:

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 9) - Business Segments   (continued):
--------   -------------------------------

                            Three Months Ended
                                 March 31,
                          2010              2009
                          ----              ----
Net sales:
     Electronics
     Domestic           $ 2,698,000     $ 3,286,000
     Foreign                779,000         391,000
                        -----------     -----------
     Total Electronics    3,477,000       3,677,000
                        -----------     -----------
     Power Units
     Domestic             1,781,000       2,223,000
     Foreign                403,000         147,000
                         ----------     -----------
     Total Power Units    2,184,000       2,370,000
                         ----------     -----------

   Intersegment Sales      (129,000)           -
                         ----------      ----------

          Total          $ 5,532,000    $ 6,047,000
                         ===========    ===========

(Loss) income from operations:
     Electronics         $  (402,000)   $  (143,000)
     Power Units              93,000        185,000
Intersegment profit           28,000        (14,000)
General corporate
  expenses not allocated    (346,000)      (346,000)
Interest expense             (57,000)       (46,000)
Investment and
  other income, net           41,000         20,000
                         -----------     -----------
 Loss before
     income taxes        $  (643,000)   $  (344,000)
                         ============   ============



(NOTE 10) - Goodwill and Other Intangible Assets:
---------   -------------------------------------

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

At March 31, 2010, the Company's goodwill and intangible assets consist of the following:



                       Estimated   Gross                                      Net
                       Useful      Carrying    Accumulated    Accumulated     Carrying
                       Life        Value       Amortization   Impairment      Value
                       --------   ---------   -------------  -----------    ---------
Goodwill                          $9,798,000        -          (7,315,000)    $2,483,000
                                  ==========   ============    ===========    ==========
Intangible Assets:

Contract relationships 15 Years   2,000,000    $  (270,000)     (1,593,000)      137,000
Contract backlog       1-5 Years  1,750,000     (1,750,000)          -              -
Non-compete
agreements              3 Years     415,000       (382,000)        (29,000)        4,000
                                 -----------   -----------      -----------    ---------
                                 $4,165,000    $(2,402,000)    $(1,622,000)     $141,000
                                 ==========    ===========     ===========     =========

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 10) - Goodwill and Other Intangible Assets (continued):
---------   -------------------------------------------------

At December 31, 2009, the Company's goodwill and intangible assets consist of the following:



                       Estimated    Gross                                       Net
                       Useful       Carrying   Accumulated    Accumulated       Carrying
                       Life         Value      Amortization   Impairment        Value
                       ----         -----    ------------     ----------           -----
Goodwill                           $9,798,000        -        (7,315,000)       $2,483,000
                                   ==========   =========     ===========       ===========
Intangible Assets:

Contract relationships  15 Years    2,000,000  $ (267,000)    (1,593,000)          140,000
Contract backlog       1-5 Years    1,750,000  (1,668,000)         -                82,000
Non-compete
agreements              3 Years       415,000    (381,000)       (29,000)            5,000
                                  -----------   ---------      ----------       ----------

                                  $ 4,165,000  $(2,316,000)  $(1,622,000)         $227,000
                                  ===========   ==========   ============         ========


                                       19

Amortization expense for the next five years is expected to be as follows:

     Year ending December 31,

     2010          12,000
     2011          11,000
     2012          11,000
     2013          11,000
     2014          11,000


The Company recognized amortization expense of $86,000 and $124,000 for the three months ended March 31, 2010 and 2009, respectively.

(NOTE  11)  -  Income  Taxes:
----------     --------------

     For the three months ended March 31, 2010 and 2009, the Company utilized net operating loss carryforwards to offset income taxes, except for $4,000 and $9,000, respectively, of state income and federal minimum tax expense.

     The Company applies ASC 740 relating to accounting for uncertainty in income taxes. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this pronouncement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not have any liabilities for uncertain tax positions at March 31, 2010.





                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  12)  -  Equity:
----------     -------

     In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and, therefore, repurchase activity may be suspended or discontinued at any time. During the three month period ended March 31, 2010, the Company repurchased approximately 1,000 shares of its common stock at an average purchase price of $3.44 per share. Total cash consideration for the repurchased stock was approximately $2,000. From August 2008 through May 10, 2010, the Company purchased approximately 369,000 shares of its common stock for total cash consideration of $915,000 representing an average purchase price of $2.48 per share. In May 2010, in connection with an amendment to its Credit Agreement, the Company suspended its stock repurchase program.




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

Executive  Overview
-------------------

We recorded a decrease in revenue and profitability for the three months ended March 31, 2010 due primarily from decreased sales from our Orbit Instrument Division and TDL subsidiary due to production orders in our backlog, certain of which was scheduled for shipment in the current quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware. As a result, sales decreased by 8.5% for the quarter due to lower sales from both the Electronics Group and Power Group. In addition to lower sales and due to lower gross margins, an increase in interest expense and despite lower selling, general and administrative expenses and an increase in investment and other income, the Company recorded a net loss of $647,000 for the three months ended March 31, 2010 compared to a net loss of $353,000 in the prior period.

Our backlog at March 31, 2010 was approximately $17,600,000 compared to $14,300,000 at March 31, 2009. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and we are confident that we will receive many of the orders we are pursuing, although timing is always an uncertainty.

Our success of the past few years has significantly strengthened our balance sheet evidenced by our 4.4 to 1 current ratio at March 31, 2010. In March 2010, we entered into a new credit agreement with a new commercial lender pursuant to which we (a) established a line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,700,000. These new credit facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide for us general working capital needs. The new credit facilities are secured by a first priority lien and security interest in substantially all of our assets. As a result of our first quarter loss, primarily due to shipping schedule delays, we were not in compliance with one of our financial covenants at March 31, 2010. In May 2010, our lender agreed (i) to waive the covenant default; (ii) to amend the financial covenant ratio in question for the remainder of 2010 and (iii) to permit, through July 15, 2010, amounts borrowed under our Term Loan and Line of Credit to exceed our borrowing base by a defined amount. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on our line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, we agreed to enhanced reporting and monitoring requirements, to suspend our stock repurchase program, and all future borrowings will be on a prime rate basis only and not on a LIBOR basis.

     In August 2008, our Board of Directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through March 31, 2010, we repurchased approximately 369,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $915,000.

Critical  Accounting  Policies
------------------------------

     The discussion and analysis of our financial condition and the results of operations are based on our financial statements and the data used to prepare them. Our financial statements have been prepared based on accounting principles generally accepted in the United States of America. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, goodwill and intangible assets impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other than temporary impairment on marketable securities. These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

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

  Our analysis employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The balance of our goodwill for each of our operating units as of December 31, 2009 is as follows: TDL $820,000, ICS $795,000 and Behlman $868,000. After the impairment charges taken on the goodwill and intangible assets of ICS at December 31, 2009, of the three reporting units with goodwill, TDL, ICS and Behlman have a fair value that is in excess of its carrying value by approximately 45%, 67% and 33%, respectively. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Share-Based  Compensation
-------------------------

     We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $82,000 and $79,000 for the three month periods ended March 31, 2010 and March 31, 2009, respectively. The estimated fair values of stock options granted in 2009 were calculated using the Black-Scholes model. No stock options have been granted in 2010. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

We use several factors in our determination of the cash flows expected to be collected including the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry; iv) whether interest payments continue to be made and v) any changes to the rating of the security by a rating agency. Although we received all our interest payments during the prior period, we recorded an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009 consisting of bonds held in two separate issuers in which we determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry.

Results of Operations
---------------------

Three month period ended March 31, 2010 v. March 31, 2009
---------------------------------------------------------

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

     Consolidated net sales for the three month period ended March 31, 2010 decreased by 8.5% to $5,532,000 from $6,047,000 for the three month period ended March 31, 2009 due to lower sales from both our Electronics Group and Power Group. Sales from our Electronics Group decreased by 5.4%, due principally to production orders in the backlog of our Orbit Instrument Division and TDL, certain of which were scheduled for delivery in the current quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware. Sales at ICS increased during the current year due to the delay of new orders on the MK 119 Gun Console System during the prior period which had an adverse effect on revenue since work on this contract is accounted for under the percentage of completion method. Sales from our Power Group decreased by 7.8% from the prior year due to decreased sales from its COTS division and despite increased sales from its commercial division.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2010 decreased to 33.3% from 37.6% for the three month period ended March 31, 2009. This decrease resulted from a lower gross profit from our Company's Electronics Group, principally due to a lower gross profit at our Orbit Instrument Division and TDL due to lower sales and despite a higher gross profit at ICS due to inefficient labor costs incurred in the prior period due to the aforementioned delay in orders. Gross profit from the Power Group remained the same from the prior year despite the decrease in sales.

     Selling, general and administrative expenses decreased by 4.7% to $2,469,000 for the three month period ended March 31, 2010 from $2,592,000 for the three month period ended March 31, 2009 principally due to lower selling, general and administrative expenses from the Electronics Group. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2010 increased to 44.6% from 42.9% for the three month period ended March 31, 2009 principally due to a decrease in sales that was slightly offset by a slight decrease in costs.

Interest expense for the three months ended March 31, 2010 increased to $57,000 from $46,000 for the three months ended March 31, 2009 due to an increase in the interest rate paid and despite a decrease in the amounts owed to lenders in the current period due to the pay down of its term debt.

     Investment and other income for the three month period ended March 31, 2010 increased to $41,000 from $20,000 for the three-month period ended March 31, 2009 principally due to a $39,000 other than temporary impairment charge related to certain corporate bonds held by us that was taken in the prior period and despite a decrease in the amounts invested during the period.

     Net loss before taxes was $643,000 for the three months ended March 31, 2010 compared to net loss before taxes of 344,000 for the three months ended March 31, 2009. The decrease in income was principally due to the decrease in sales from both the Electronics and Power Groups, a decrease in gross profit, an increase in interest expense and despite a decrease in selling, general and administrative expenses and increase in investment and other income.

Income taxes for the three months ended March 31, 2010 and March 31, 2009 consist of $4,000 and $9,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net loss for the three months ended March 31, 2010 was $647,000 compared to a loss of $353,000 for the year ended March 31, 2009.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended March 31, 2010 decreased to a loss of $433,000 from a loss of $119,000 for three months ended March 31, 2009. Listed below is the EBITDA reconciliation to net income:


                                        Three  months  ended
                                             March  31,
                                             ----------
                                    2010                     2009
                                    ----                     ----

Net  income                     $(647,000)             $(353,000)
Interest  expense                  57,000                 46,000
Income  tax  expense                4,000                  9,000
Depreciation  and  amortization   153,000                179,000
                                 ---------             ----------
EBITDA                          $(433,000)             $(119,000)
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

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital decreased to $16,047,000 at March 31, 2010 compared to $16,558,000 at December 31, 2009. The ratio of current assets to current liabilities was 4.4 to 1 at March 31, 2010 compared to 4.8 to 1 at December 31, 2009. The reduction in working capital was primarily attributable to the net loss for the period and repayments of debt.

Net cash used in operating activities for the three month period ended March 31, 2010 was $974,000, primarily attributable to the net loss for the period, the increase in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and despite the decrease in accounts receivable and increase in accounts payable. Net cash provided by operations for the three month period ended March 31, 2009 was $2,372,000, primarily attributable to the decrease in accounts receivable and the non-cash amortization of intangible assets and despite the net loss for the period, the increase in inventory and the decrease in accounts payable and accrued expenses.

Cash flows used in investing activities for the three month period ended March 31, 2010 was $1,000, attributable to the purchase of fixed assets that was partially offset by the sale of marketable securities. Cash flows provided by investing activities for the three month period ended March 31, 2009 was $156,000, primarily attributable to the sale of marketable securities and the sale of fixed assets that was partially offset by the purchase of fixed assets.

     Cash flows used in financing activities for the three month period ended March 31, 2009 was $78,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from the issuance of long term debt and note payable-bank. Cash flows used in financing activities for the three month period ended March 31, 2009 was $884,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock.

     In April 2005, we entered into a five-year $5,000,000 term loan agreement to finance the acquisition of TDL and its manufacturing affiliate ("TDL Term Loan"). In December 2007, we entered into a five-year $4,500,000 term loan agreement to finance the acquisition of ICS ("ICS Term Loan"). Principal payments under the two term loan facilities were approximately $113,000 per month. In December 2007, we also amended an existing $3,000,000 line of credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In connection with the ICS Term Loan entered into in December 2007, the interest rates on both term loan facilities and the line of credit facility were amended to equal a certain percentage plus the one month LIBOR (0.25% at March 31, 2010) depending on a matrix related to a certain financial covenant. The line of credit facility was to continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants.

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

     As a result of our first quarter loss, primarily due to shipping schedule delays, we were not in compliance with one of our financial covenants at March 31, 2010. In May 2010, our lender agreed (i) to waive the covenant default; (ii) to amend the financial covenant ratio in question for the remainder of 2010 and
(iii) to permit, through July 15, 2010, amounts borrowed under our Term Loan and Line of Credit to exceed our borrowing base by a defined amount. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on our line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, we agreed to enhanced reporting and monitoring requirements, to suspend our stock repurchase program, and all future borrowings will be on a prime rate basis only and not on a LIBOR basis.

     Our existing capital resources, including our bank credit facilities and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.


     In August 2008, our Board of Directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through March 31, 2010, we repurchased approximately 369,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $915,000. In May 2010, in connection with an amendment to our Credit Agreement, we suspended our stock repurchase program.

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

During the first quarter of 2010, our revenue and profitability was adversely affected by approximately $2.5 million in production orders contained in the backlog of our Orbit Instrument Division and TDL subsidiary, some of which was scheduled for delivery in the first quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware. We now expect these orders to ship in the second half of 2010 although final technical resolution and revised shipping dates are beyond our control.

ICS experienced a delay in the award for its MK 119 Gun Console System which affected its first and second quarter shipments in 2009. This award was finally received by ICS at the end of September 2009. ICS had commenced the procurement process of material and labor resources were allocated to the job beginning in the second quarter. As a result, certain cabinets were delivered by year end 2009 but due to the delay in the receipt of the award, other cabinets will not be delivered until the second quarter of 2010. We expect a similar delay in the award of the MK 119 Gun Console System to ICS for 2010. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.

During the fourth quarter of 2009, in addition to the significant delay in the receipt of the MK 119 order, we were notified by our customer that a replacement was under consideration for a portion of future MK 119 requirements for which ICS was being considered but not guaranteed of future awards. Consequently, we believe that cash flows for ICS in the immediate future, particularly with respect to MK 119 orders, could potentially decrease. After completing the impairment testing of goodwill and intangible assets pursuant to ASC 350 and ASC 360, we concluded an impairment charge of $1,622,000 and $426,000 should be taken in connection with the recorded intangible assets and goodwill arising from the acquisition of ICS in 2007. However, ICS, in addition to its bid on two of the replacement programs, is currently being considered as a subcontractor for one of the prime contractors currently bidding for the Littoral Combat Ship which is a significant program being considered by the U.S. Navy. In the event that MK 119 awards are even less than expected for 2010 and the prospects for additional MK 119 awards or replacement opportunities diminish, the fair market value of the goodwill for ICS of $795,000 could be further impaired.

Our Power Group had a record year of bookings and revenue in 2008 and another record year of revenue in 2009. The commercial division of our Power Group has historically been vulnerable to a weak economy. Bookings in the commercial division were weak during most of 2009 but bookings from the COTS division remained fairly strong. However, despite current economic conditions and its effect on capital spending, our Power Group's commercial division recorded its strongest bookings of the year in the fourth quarter of 2009. However, this improvement did not carry over into the first quarter of 2010 and due to continued weakness in the economy; it is uncertain whether the commercial division can sustain the improvement from the 2009 fourth quarter into the current year. The strength of our COTS division will position our Power Group for a strong year of revenue and profitability for 2010 but improvement in the commercial division will be needed to continue its trend of record revenues.

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

Off-balance  sheet  arrangements
--------------------------------

     We  presently  do  not  have  any  off-balance  sheet  arrangements.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

     Not  applicable.

Item  4T.     CONTROLS  AND  PROCEDURES

Disclosure  Controls  and  Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the " Exchange Act ")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to its management, including the Company's principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal  Control  over  Financial  reporting

     There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
          None

          ISSUER'S  PURCHASE  OF  EQUITY  SECURITIES:



                      (a)                (b)                   (c)                                (d)
Period                Total Number       Average Price Paid    Total Number of Shares(or Units)   Maximu Number(or
                      of Shares(or       per Share(or Unit)    Purchased as part of Publicly      Approximate Dollar Value)
                      Units)                                   Announced Plans or Programs        of Shares(or Units) that May
                      Purchased                                                                   Yet Be Purchased Under the
                                                                                                  Plans or Programs
------------          --------------     -------------------   -------------------------------    -----------------------------
January  1- 31, 2010      700                    $3.44                       700                          $2,085,000
February 1-28, 2010        -                        -                         -                           $2,085,000
March 1-31, 2010           -                        -                         -                           $2,085,000
                       -------------     -------------------   -------------------------------    ------------------
Total                     700                    $3.44                       700                          $2,085,000

     In connection with the Amendment and Waiver to the Credit Agreement dated May 21, 2010, the Company agreed to suspend its stock repurchase program.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None

ITEM  4.  (REMOVED  AND  RESERVED)

ITEM  5.  OTHER  INFORMATION
          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

        Exhibit  Number    Description
        ---------------     -----------
               10.1*       Amendment  and  Waiver  to  Credit  Agreement.

               31.1* Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
               31.2* Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
               32.1* Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
               32.2* Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

_________________*Filed  with  this  report.



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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                           Registrant


Dated:     May 24, 2010         /s/ Dennis Sunshine
                                -------------------
                                Dennis Sunshine, President,
                                Chief Executive Officer and
                                Director


Dated:     May 24, 2010         /s/Mitchell Binder
                                ------------------
                                Mitchell Binder, Executive
                                Vice President, Chief
                                Financial Officer
                                and Director