Form 10-Q
period 2010-06-30
ORBIT INTERNATIONAL CORP
filed 2010-08-16
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2010
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
      Large  accelerated  filer        Accelerated  Filer
      Non-accelerated  filer           Smaller  reporting  company  X
                                                                   ===
Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes No X
                                               ===
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,644,881 shares of common stock, par value $.10, as of August 10, 2010.



                                     INDEX

                                                                        Page No.
                                                                        --------

Part  I.     Financial  Information:

     Item  1  -  Financial  Statements:

     Condensed  Consolidated  Balance  Sheets  -
     June  30,  2010(unaudited)  and  December  31,  2009                   3-4

     Condensed  Consolidated  Statements  of  Operations
     for  the  Six  and  Three  Months  Ended
       June  30,  2010  and  2009  (unaudited)                               5

     Condensed  Consolidated  Statements  of  Cash  Flows
          for  the  Six  Months  Ended  June  30,  2010
            and  2009  (unaudited)                                          6-7

     Notes  to  Condensed  Consolidated  Financial  Statements  (unaudited) 8-18

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                               19-33

     Item  3.  -  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                               33

     Item  4T.  -  Controls  and  Procedures                                33

Part  II.     Other  Information:

     Item  1  -  Legal  Proceedings                                         34

     Item  2  -  Unregistered  Sales  of  Equity
                  Securities and Use of Proceeds                            34

     Item  3  -  Defaults  Under  Senior  Securities                        34

     Item  4  -  (Removed  and  Reserved)                                   34

     Item  5  -  Other  Information                                         34

     Item  6  -  Exhibits                                                   34

     Signatures                                                             35

     Exhibits                                                              36-41






                                PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           June 30,     December 31,
ASSETS                                                      2010            2009
------                                                      ----            ----
                                                         (unaudited)
Current assets:
   Cash and cash equivalents                           $   875,000    $ 2,321,000
   Investments in marketable securities                    401,000      1,019,000
   Accounts receivable (less allowance for
     doubtful accounts of $145,000)                      5,931,000      3,857,000
   Inventories                                          11,881,000     11,624,000
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                     -         1,079,000
   Deferred tax asset                                      397,000        714,000
   Other current assets                                    197,000        287,000
                                                       -----------    -----------

  Total current assets                                  19,682,000     20,901,000

Property and equipment, net                              1,330,000      1,246,000

Goodwill                                                 2,483,000      2,483,000

Intangible assets, net                                     137,000        227,000

Deferred tax asset                                       1,759,000      1,403,000

Other assets                                               685,000        661,000
                                                      ------------    -----------

TOTAL ASSETS                                           $26,076,000    $26,921,000
                                                       ===========    ===========





     The accompanying notes are an integral part of these condensed financial statements.



                                        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (continued)

                                                           June 30,     December 31,
                                                             2010          2009
                                                             ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY                    (unaudited)
------------------------------------

Current liabilities:

   Current portion of long-term obligations            $   931,000    $   995,000
   Note payable - bank                                   1,142,000        988,000
   Accounts payable                                      1,119,000      1,084,000
   Income taxes payable                                     15,000         57,000
   Accrued expenses                                      1,045,000      1,102,000
   Customer advances                                        45,000         32,000
   Deferred income                                          85,000         85,000
                                                      ------------    ------------

  Total current liabilities                              4,382,000      4,343,000

Deferred income                                            129,000        171,000

Long-term obligations, net of current
 portion                                                 3,491,000      4,034,000
                                                      ------------    ------------

Total liabilities                                        8,002,000      8,548,000
                                                      ------------    ------------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
  authorized, 5,004,000 and 4,931,000 shares issued
  at 2010 and 2009, respectively, and 4,635,000 and
  4,563,000 shares outstanding at 2010 and 2009,
  respectively                                            502,000         493,000
Additional paid-in capital                             21,700,000      21,464,000
Treasury stock, at cost, 369,000 and
  368,000 shares, respectively                           (915,000)       (913,000)
Accumulated other comprehensive gain, net of tax           29,000          65,000
Accumulated deficit                                    (3,242,000)     (2,736,000)
                                                     ------------    -------------

Total stockholders' equity                             18,074,000      18,373,000
                                                     ------------    -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $26,076,000     $26,921,000
                                                      ===========    =============



The accompanying notes are an integral part of these condensed financial statements.




                                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)

                                            Six Months Ended                         Three Months Ended
                                               June 30,                                   June 30,
                                          2010          2009                         2010            2009
                                          ----          ----                         ----            ----
Net sales                             $12,504,000    $12,153,000                  $6,972,000      $6,106,000

Cost of sales                           8,110,000      7,320,000                   4,420,000       3,547,000
                                      -----------    -----------                  ----------      -----------

Gross profit                            4,394,000      4,833,000                   2,552,000       2,559,000
                                      -----------    -----------                  ----------      -----------

Selling, general and
 administrative
  expenses                              4,949,000      5,132,000                   2,480,000       2,540,000
Interest expense                          111,000         88,000                      54,000          42,000
Investment and
 other income, net                       (181,000)       (76,000)                   (140,000)        (56,000)
                                      ------------   ------------                 -----------      ----------
(Loss) income before
 provision for
  income taxes                           (485,000)      (311,000)                    158,000          33,000

Provision for
  income taxes                             21,000         36,000                      17,000          27,000
                                      -----------    -----------                ------------       ----------


NET (LOSS) INCOME                       $(506,000)     $(347,000)                   $141,000          $6,000
                                        ==========   ============               ============       ==========

Net (loss) income per
common share:

Basic                                  $     (.12)    $     (.08)                   $    .03       $     .00
                                       ===========    ===========                   ========       =========
Diluted                                $     (.12)    $     (.08)                   $    .03       $     .00
                                       ===========    ===========                   ========       =========




               The accompanying notes are an integral part of these condensed financial statements.




                                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)

                                                                  Six Months Ended
                                                                     June 30,
                                                             2010                 2009
                                                            ------               ------
Cash flows from operating activities:

Net loss                                                $ (506,000)           $ (347,000)

Adjustments to reconcile net loss
to net cash (used in) provided by
operating activities:

Share-based compensation expense                           169,000               157,000
Amortization of intangible assets                           90,000               248,000
Depreciation and amortization                              135,000               112,000
Unrealized loss on write down
 of marketable securities                                     -                   39,000
Gain on sale of marketable securities                     (100,000)                  -
Bond premium amortization                                     -                    5,000
Deferred income                                            (42,000)              (43,000)
Bad debt expense                                              -                   10,000

Changes in operating assets and liabilities:

Accounts receivable, net                                (2,074,000)            2,469,000
Inventories                                               (257,000)             (869,000)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                       1,079,000                  -
Other current assets                                        90,000               (30,000)
Other assets                                               (24,000)               (5,000)
Accounts payable                                            35,000              (399,000)
Accrued expenses                                           (57,000)              (58,000)
Income taxes payable                                       (42,000)               58,000
Customer advances                                           13,000                 8,000
                                                      ------------            -----------

Net cash (used in) provided by
  operating activities                                  (1,491,000)            1,355,000

Cash flows from investing activities:

Purchases of property and equipment                       (219,000)             (238,000)
Proceeds from sale of property and equipment                  -                    9,000
Proceeds from sale of marketable securities                660,000               233,000
                                                      ------------           -----------

Net cash provided by investing activities                  441,000                 4,000



                                                                     (continued)



                                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)
                                                (continued)

                                                                  Six Months Ended
                                                                     June 30,

                                                             2010                  2009
                                                             ----                 ------
Cash flows from financing activities:

Purchase of treasury stock                                  (2,000)             (100,000)
Proceeds from issuance of long-term debt
  and note payable-bank                                  1,659,000                 3,000
Stock option exercises                                      59,000                75,000
Repayments of long-term debt
  and note payable-bank                                 (2,112,000)           (1,287,000)
                                                        -----------           -----------

Net cash used in financing activities                     (396,000)           (1,309,000)
                                                        -----------           -----------

NET(DECREASE)INCREASE IN
CASH AND CASH EQUIVALENTS                               (1,446,000)               50,000
                                                        ----------            -----------

Cash and cash equivalents - January 1                    2,321,000             2,080,000
                                                        -----------           -----------

CASH AND CASH EQUIVALENTS - June 30                   $    875,000           $ 2,130,000
                                                      ============           ============

Supplemental cash flow information:

Cash paid for interest                                 $    113,000          $    99,000
                                                       ============          ============

Cash paid for income taxes                             $     63,000          $    42,000
                                                       ============          ============








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

     The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2010.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in the Company's Annual Report on Form 10-K.

     Reclassification
     ----------------

     For comparability, certain 2009 amounts have been reclassified, where appropriate, to conform to the financial presentation in 2010.

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


                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
 -------    --------------------------------------------------------------------
(continued):
------------

     Revenue  and  Cost  Recognition
     -------------------------------

     The Company recognizes a substantial portion of its revenue upon delivery of product, however, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Assets related to these contracts are included in costs and estimated earnings in excess of billings on uncompleted contracts as they will be liquidated in the normal course of contract completion, although this may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract's direct material, direct labor, manufacturing overhead and estimated earnings less accounts receivable billings.

     Stock  Based  Compensation
     --------------------------

     At June 30, 2010, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $169,000 and $87,000 for the six and three months ended June 30, 2010, respectively, and was $157,000 and $78,000, respectively, for the comparable 2009 periods.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:

                                                   Six  Months  Ended
                                                      June  30,
                                             2010                 2009
                                             ----                 ----
Expected  Volatility                          -                  61.86%
Risk-free  interest  rate                     -                   1.88%
Expected  life  of  options  (in  years)      -                   4.5
Dividend  Yield                               -                    -

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

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. Approximately 48,000 and 84,000 shares of restricted stock were awarded to senior management and independent directors during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company had unearned compensation of $926,000 associated with all of the Company's restricted stock awards, which will be expensed over the next four years.

     Stock option activity during the six months ended June 30, 2010, under all stock option plans is as follows:

                                                           Average
                                            Weighted       Remaining
                                            Average        Contractual
                              Number  of    Exercise       Term
                              Shares        Price         (in  years)
                              ------        -----           -----------

Options  outstanding,
 January  1,  2010            476,000        $3.58             3

Granted                          -             -               -

Forfeited                     (34,000)        6.20             -

Exercised                     (31,000)        1.85             -
                              --------       -----          -----

Options  outstanding,
 June  30,  2010              411,000        $3.49             3
                              =======        =====             =

Outstanding  exercisable
 at  June  30,  2010          355,000        $3.73             3
                              =======        =====             =

     At June 30, 2010 the aggregate intrinsic value of options outstanding and exercisable was $387,000 and $296,000, respectively. At the comparable 2009 period, the aggregate intrinsic value of options outstanding and exercisable was $280,000 and $227,000, respectively.

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
--------    --------------------------------------------------------------------
(continued):
------------

     The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2010:

                              Number  of       Weighted-Average
                                Shares      Grant-Date  Fair  Value
                                ------     -----------------------

Nonvested  stock  options
 at  January  1,  2010           71,000            $1.02

Granted                             -                -

Vested                          (14,000)            1.02

Forfeited                          -                  -
                                -------            -----

Nonvested  stock  options
 at  June  30,  2010             57,000            $1.02
                                =======            =====

     At June 30, 2010, there was approximately $11,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next three years.

(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     During March 2010, the Company entered into a new $3,000,000 line of credit with a new commercial lender secured by all assets of the Company. In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a new five-year $4,655,000 term loan facility that matures April 2015. The unpaid balance on the term loan was $4,422,000 at June 30, 2010. The interest rate on the line of credit was equal to; at the Company's option, either 2% plus the one-month LIBOR or the prime rate of interest plus 0%. The interest rate on the term loan was equal to; at the Company's option, either 3% plus the one-month LIBOR or the prime rate of interest plus 0.5%. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. The line of credit will expire on June 1, 2011 unless sooner terminated for an event of default including adherence to certain financial covenants. Outstanding borrowings under the line of credit were $1,142,000 at June 30, 2010.

The Company was in compliance with all of its financial covenants as of June 30, 2010. The Company was not in compliance with one of its financial covenant ratios as of March 31, 2010. In May 2010, the Company's lender agreed (i) to waive the covenant default; and (ii) to amend the financial covenant ratio in question for the remainder of 2010 and to replace it with a new covenant related to the Company's operating profitability. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on the Company's line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, the Company agreed to enhanced reporting and monitoring requirements, to suspend its stock repurchase program and for all future borrowings to be on a prime rate basis only and not on a LIBOR basis.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  2)  -  Financing  Arrangements  (continued):
--------      ------------------------------------



     The Company previously had a credit agreement and three term loan agreements with a different commercial lender. As a result of lower profitability related to customer contract and shipping delays during 2008 and 2009, the Company was not in compliance with certain of its financial covenants for certain reporting periods during 2008 and 2009. In all instances, such defaults were waived by the Company's lender in consideration for waiver fees. In March 2010, the Company paid in full the outstanding principal on its term loans and line of credit with its previous commercial lender.

(NOTE 3) - Net Income (loss) per Common Share:
 ------    ----------------------------------

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                     Six Months Ended        Three Months Ended
                                         June 30,                 June 30,
                                     2010        2009        2010          2009
                                     ----        ----        ----          ----
Denominator:
 Denominator  for  basic  net
 income  (loss)  per  share  -
 weighted-average  common  shares  4,376,000   4,320,000    4,380,000  4,364,000

Effect  of  dilutive  securities:
 Employee  and  directors
  stock  options                        -          -           64,000     26,000

 Unearned  portion  of  restricted
     stock  awards                      -          -           17,000     23,000
                                    --------   --------     ---------  ---------
Denominator  for  diluted  net
 income  (loss)  per  share  -
 weighted-average  common
shares  and  assumed  conversion   4,376,000   4,320,000    4,461,000  4,413,000
                                   =========   =========    =========  =========

     The numerator for basic and diluted income (loss) per share for the six and three month periods ended June 30, 2010 and 2009 is the net income (loss) for each period.

     During the six months ended June 30, 2010 and 2009, the Company had net losses and therefore did not include 85,000 and 41,000 incremental common shares, respectively, in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

     Options to purchase 229,000 and 256,000 shares of common stock were outstanding during the three months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive as the options' exercise prices were greater than the average market price of the Company's common shares during the relevant period.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

 (NOTE 3) - Net Income (loss) per Common Share (continued):
  ------    ----------------------------------------------

     Approximately 253,000 shares of common stock were outstanding during the six and three months ended June 30, 2010, and approximately 273,000 shares of common stock were outstanding during the six and three months ending June 30, 2009, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------
     Inventories are comprised of the following:

                              June 30,        December 31,
                               2010              2009
                               ----              ----

Raw Materials              $ 7,723,000     $ 7,569,000
Work-in-process              3,445,000       3,328,000
Finished goods                 713,000         727,000
                           -----------     -----------
     TOTAL                 $11,881,000     $11,624,000
                           ===========     ===========

(NOTE 6) - Marketable Securities:
-------    ---------------------

The following is a summary of the Company's available for sale marketable securities at June 30, 2010 and December 31, 2009:

                                                         Unrealized
                         Adjusted         Fair             Holding
June 30, 2010              Cost           Value             Gain
-------------         ------------     ----------       -----------

Corporate Bonds         $  356,000     $  400,000       $   44,000
U.S. Government
  Agency Bonds               1,000          1,000             -
                        ----------     ----------       ----------
Total                   $  357,000     $  401,000       $   44,000
                        ==========     ==========       ==========


December 31, 2009
-----------------

Corporate Bonds         $  915,000     $1,018,000          103,000
U.S. Government
  Agency Bonds               1,000          1,000             -
                        ----------     ----------          -------

Total                   $  916,000     $1,019,000        $ 103,000
                        ==========     ==========        =========

The Company did not have an other than temporary impairment charge during the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company charged $39,000 against investment and other income to record the impairment in market value of certain available-for-sale securities deemed other than temporary.


                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 7) - Fair Value of Financial Instruments:
-------    -----------------------------------

     The Company applies Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The table below presents the balances, as of June 30, 2010 and December 31, 2009, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

June  30,  2010               Total          Level  1      Level  2      Level 3
---------------            --------          --------      --------      -------

Corporate  Bonds          $   400,000     $   400,000     $   -        $     -
U.S.  Government
  Agency  Bonds                 1,000           1,000         -              -
                          -----------     -----------     ------       --------

Total  Assets             $   401,000     $   401,000     $   -        $     -
                          ===========     ===========     ======       ========




December  31,  2009          Total          Level  1      Level  2      Level  3
-------------------       --------          --------      --------      --------

Corporate  Bonds          $ 1,018,000     $ 1,018,000     $   -        $   -
U.S.  Government
  Agency  Bonds                 1,000           1,000         -            -
                          -----------     -----------     ------        ------

Total  Assets              $1,019,000     $ 1,019,000     $   -        $   -
                           ==========     ===========     ======        ======




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

(NOTE 8) - Comprehensive Income (loss):
-------    ---------------------------

     For the six and three months ended June 30, 2010, total comprehensive income (loss), net of tax, was $(542,000) and $71,000, respectively. For the comparable periods during 2009, total comprehensive income (loss), net of tax, was $(238,000) and $119,000, respectively. Comprehensive income (loss) consists of the net income (loss) and unrealized gains and losses on marketable securities, net of tax.

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

     The following is the Company's business segment information for the six and three month periods ended June 30, 2010 and 2009:



                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE 9) - Business Segments   (continued):
--------   -------------------------------

                                                      Six Months Ended                        Three Months Ended
                                                          June 30,                                 June 30,
                                                  2010               2009                   2010             2009
                                                 -----              -----                   ----            -------
Net sales:
 Electronics
   Domestic                                    $ 7,105,000         $ 6,528,000            $4,407,000       $3,242,000
   Foreign                                         951,000             769,000               172,000          378,000
                                               ------------        ------------           -----------      -----------
Total Electronics                                8,056,000           7,297,000             4,579,000        3,620,000

 Power Units
    Domestic                                     4,053,000           4,354,000             2,272,000        2,131,000
    Foreign                                        524,000             508,000               121,000          361,000
                                               ------------        ------------           -----------      -----------
Total Power Units                                4,577,000           4,862,000             2,393,000        2,492,000

 Intersegment sales                               (129,000)             (6,000)                 -              (6,000)
                                               ------------        ------------            ----------      -----------
Total                                          $12,504,000         $12,153,000            $6,972,000       $6,106,000
                                               ============         ===========            ==========      ===========

(Loss) income from operations:
Electronics                                    $  (288,000)        $   (99,000)           $  111,000       $   44,000
Power Units                                        368,000             547,000               275,000          362,000
Intersegment profit                                 52,000             (17,000)               27,000           (3,000)
General corporate
 expenses not allocated                           (687,000)           (730,000)             (341,000)        (384,000)
Interest expense                                  (111,000)            (88,000)              (54,000)         (42,000)
Investment and other income                        181,000              76,000               140,000           56,000
                                               ------------         -----------           ----------        ----------
(Loss) income before
 income taxes                                  $  (485,000)        $  (311,000)           $  158,000        $  33,000
                                               ===========         ===========            ==========        ==========



(NOTE 10) - Goodwill and Other Intangible Assets:
---------   -------------------------------------

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





                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



 (NOTE 10) - Goodwill and Other Intangible Assets (continued):
----------   -------------------------------------------------

      At June 30, 2010, the Company's goodwill and intangible assets consist of the following:

                                 Estimated       Gross                                           Net
                                  Useful        Carrying      Accumulated      Accumulated     Carrying
                                   Life          Value        Amortization     Impairment       Value
                               -----------     -----------   -------------     ----------       --------

Goodwill                                       $9,798,000           -          (7,315,000)     $2,483,000
                                               ==========    ==============    ===========     ===========
Intangible Assets:

Contract relationships           15 Years       2,000,000    $   (270,000)     (1,595,000)        135,000
Contract backlog                1-5 Years       1,750,000      (1,750,000)           -               -
Non-compete
agreements                       3 Years          415,000        (382,000)        (31,000)          2,000
                                               ----------     --------------   ------------    -----------

                                               $4,165,000    $ (2,402,000)    $(1,626,000)       $137,000
                                               ==========    =============    ============     ===========


     At December 31, 2009, the Company's goodwill and intangible assets consist of the following:

                                 Estimated      Gross                                          Net
                                  Useful       Carrying    Accumulated      Accumulated      Carrying
                                   Life         Value      Amortization      Impairment       Value
                                  --------    ----------   ------------     ------------    ----------

Goodwill                                       $9,798,000        -          $(7,315,000)     $2,483,000
                                               ==========  ============     ===========     ===========
Intangible Assets:

Contract relationships            15 Years      2,000,000   $ (267,000)      (1,593,000)       140,000
Contract backlog                 1-5 Years      1,750,000   (1,668,000)            -            82,000
Non-compete
agreements                        3 Years         415,000     (381,000)         (29,000)         5,000
                                                ---------   -----------      -----------    -----------
                                               $4,165,000  $(2,316,000)     $(1,622,000)      $227,000
                                               ==========  ============     ============    ==========

                                       19

Amortization expense for the next five years is expected to be as follows:

     Year ending December 31,

     2010(remainder)    $8,000
     2011               11,000
     2012               11,000
     2013               11,000
     2014               11,000

The Company recognized amortization expense of $90,000 and $4,000 for the six and three months ended June 30, 2010, respectively. The Company recorded amortization expense of the $248,000 and $124,000, respectively, in the comparable 2009 periods.

                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  11)  -  Income  Taxes:
----------     --------------

     The Company recorded $21,000 and $17,000 of state income and federal minimum tax expense for the six and three months ended June 30, 2010, respectively. For the comparable 2009 periods, the Company recorded $36,000 and $27,000 of state income and federal minimum tax expense, respectively. The Company did not record a tax benefit relating to its net losses for the six months ended June 30, 2010 and 2009 due to an increase to its valuation allowance on its deferred tax asset for the respective periods.

     The Company applies ASC 740 relating to accounting for uncertainty in income taxes. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this pronouncement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not have any liabilities for uncertain tax positions at June 30, 2010.

(NOTE  12)  -  Equity:
----------     -------

     In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and, therefore, repurchase activity may be suspended or discontinued at any time. During the six month period ended June 30, 2010, the Company repurchased approximately 1,000 shares of its common stock at an average purchase price of $3.44 per share. Total cash consideration for the repurchased stock was approximately $2,000. From August 2008 through May 2010, the Company purchased approximately 369,000 shares of its common stock for total cash consideration of $915,000 representing an average purchase price of $2.48 per share. In May 2010, in connection with an amendment to its Credit Agreement, the Company was required to suspend its stock repurchase program.



Item 2.
                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward  Looking  Statements
----------------------------

     Statements in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe risks and uncertainties which the Company may face, readers are urged to consider statements labeled with the terms "may", "will", "potential", "opportunity", "believes", "belief", "expects", "intends", "estimates", "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Executive  Overview
-------------------

     We recorded an increase in revenue and profitability for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Our sales increased due primarily from increased sales from our TDL and ICS subsidiaries. However, our gross margin for the second quarter significantly declined due to higher than expected labor and material costs associated with the $4.1 million MK 119 contract which was completed by June 30, 2010. In addition, due to lower selling, general and administrative expenses and an increase in investment and other income and despite lower sales from our Power Group and an increase in interest expense, the Company recorded net income of $141,000 for the three months ended June 30, 2010 compared to net income of $6,000 for the three months ended June 30, 2009.

     For the six months ended June 30, 2010, we recorded a slight increase in sales but our net loss for the six months ended June 30, 2010 was $506,000 compared to a net loss of $347,000 in the prior period in 2009. Our gross margins for the six month period ended June 30, 2010 were again adversely affected by higher than expected labor and material costs on the MK 119 contract that was completed by June 30, 2010. The increased loss was also affected by slightly lower sales from our Power Group, an increase in interest expense and despite the increase in sales from the Electronics Group, a decrease in selling, general and administrative expenses and an increase in investment and other income.

     Our backlog at June 30, 2010 was approximately $16,400,000 compared to $12,400,000 at June 30, 2009. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and we are confident that we will receive many of the orders we are pursuing, although timing is always an uncertainty.

     Despite weak but improving operating results in 2010, our financial condition remains strong as evidenced by our 4.5 to 1 current ratio at June 30, 2010. In March 2010, we entered into a new credit agreement with a new commercial lender pursuant to which we (a) established a line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,700,000. These new credit facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide for our general working capital needs. The new credit facilities are secured by a first priority lien and security interest in substantially all of our assets. As a result of our first quarter loss due to shipping schedule delays, we were not in compliance with one of our financial covenants at March 31, 2010. However, we did negotiate an amendment to our Credit Agreement in May 2010 and we were in compliance with our financial covenants at June 30, 2010.

     In August 2008, our Board of Directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through May 2010, we repurchased approximately 369,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $915,000. In May 2010, in connection with an amendment to our Credit Agreement, we were required to suspend our stock repurchase program.

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

Share-Based  Compensation
-------------------------

     We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $169,000 and $157,000 for the six month periods ended June 30, 2010 and June 30, 2009, respectively. The estimated fair values of stock options granted in 2009 were calculated using the Black-Scholes model. No stock options have been granted in 2010. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.


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


Marketable  Securities
----------------------

     We currently have approximately $400,000 invested in government and corporate bonds. We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

     We use several factors in our determination of the cash flows expected to be collected including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry; iv) whether interest payments continue to be made and v) any changes to the rating of the security by a rating agency. Although we received all our interest payments during the prior period, we recorded an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009 consisting of bonds held in two separate issuers in which we determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry. During the three and six months ended June 30, 2010, we recorded a gain of approximately $109,000 on a corporate bond sold at par on which an other than temporary impairment charge was taken in a prior period.


Results  of  Operations
-----------------------


Three  month  period  ended  June  30,  2010  v.  June  30,  2009
-----------------------------------------------------------------

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

     Consolidated net sales for the three month period ended June 30, 2010 increased by 14.2% to $6,972,000 from $6,106,000 for the three month period ended June 30, 2009 due to higher sales from our Electronics Group and despite slightly lower sales from our Power Group. Sales from our Electronics Group increased by 26.5%, due principally to increased sales from our TDL and ICS subsidiaries and despite slightly lower sales from our Orbit Instrument Division. Sales at ICS increased during the three months ended June 30, 2010 due to the completion of certain contracts for the MK 119 and MK 437 and to the delay of new orders on the MK 119 Gun Console System during the same period in 2009 which had an adverse effect on revenue since work on this contract is accounted for under the percentage of completion method. Sales from our Power Group decreased by 4.0% from the prior year due to decreased sales from its COTS division and despite increased sales from its commercial division.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2010 decreased to 36.6% from 41.9% for the three month period ended June 30, 2009. This decrease resulted from a lower gross profit from our Company's Electronics Group, principally due to a lower gross profit at ICS due to higher than expected labor and material costs associated with the MK 119 contract which was completed by June 30, 2010. Gross profit at our Orbit Instrument Division also decreased due to a decrease in sales and product mix and gross profit at TDL increased due principally to the increase in sales. Gross profit from the Power Group slightly decreased from the prior year due to the decrease in sales.

     Selling, general and administrative expenses decreased by 2.4% to $2,480,000 for the three month period ended June 30, 2010 from $2,540,000 for the three month period ended June 30, 2009 principally due to lower selling, general and administrative expenses from both our Electronics and Power Groups and slightly lower corporate costs. Lower selling, general and administrative expenses from our Electronics Group were principally due to lower amortization expense since intangible assets relating to our TDL acquisition were fully amortized as of March 31, 2010. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2010 decreased to 35.6% from 41.6% for the three month period ended June 30, 2009 principally due to both an increase in sales as well as a decrease in expenses.

     Interest expense for the three months ended June 30, 2010 increased to $54,000 from $42,000 for the three months ended June 30, 2009 due to an increase in the interest rate paid and despite a decrease in the amounts owed to lenders in the current period due to the pay down of our term debt.

     Investment and other income for the three month period ended June 30, 2010 increased to $140,000 from $56,000 for the three month period ended June 30, 2009 principally due to a recorded gain of approximately $109,000 on a corporate bond sold at par on which an other than temporary impairment charge was taken in a prior period and; despite a decrease in the amounts invested during the period.

     Net income before taxes was $158,000 for the three months ended June 30, 2010 compared to $33,000 for the three months ended June 30, 2009. The increase in income was principally due to the increase in sales from the Electronics Group, a decrease in selling, general and administrative expenses, an increase in investment and other income and despite slightly lower sales from the Power Group, significantly lower gross margins and an increase in interest expense.

     Income taxes for the three months ended June 30, 2010 and June 30, 2009 consist of $17,000 and $27,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

     As a result of the foregoing, net income for the three months ended June 30, 2010 was $141,000 compared to $6,000 for the three months ended June 30, 2009.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended June 30, 2010 increased to $284,000 from $256,000 for the three months ended June 30, 2009. Listed below is the EBITDA reconciliation to net income:


                                        Three  months  ended
                                             June  30,
                                   2010                     2009
                                  ----                     ----

Net  income                    $  141,000               $   6,000
Interest  expense                  54,000                  42,000
Income  tax  expense               17,000                  27,000
Depreciation  and  amortization    72,000                 181,000
                                   ------                 -------
EBITDA                         $  284,000              $  256,000
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

Six  month  period  ended  June  30,  2010  v.  June  30,  2009
---------------------------------------------------------------

     Consolidated net sales for the six month period ended June 30, 2010 increased by 2.9% to $12,504,000 from $12,153,000 for the six month period ended June 30, 2009 due to higher sales from our Electronics Group and despite slightly lower sales from our Power Group. Sales from our Electronics Group increased by 10.4%, due principally to increased sales from our ICS subsidiary and despite slightly lower sales from our Orbit Instrument Division and TDL subsidiary. Sales at ICS increased during the current period due to the completion of certain contracts for the MK 119 and MK 437 and to the delay of new orders on the MK 119 Gun Console System during the prior period which had an adverse effect on revenue since work on this contract is accounted for under the percentage of completion method. Sales from our Power Group decreased by 5.9% from the same period during the prior year due to decreased sales from its COTS division and despite increased sales from its commercial division.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2010 decreased to 35.1% from 39.8% for the six month period ended June 30, 2009. This decrease resulted from a lower gross profit from our Company's Electronics Group, principally due to a lower gross profit at ICS due to higher than expected labor and material costs associated with the MK 119 contract which was completed by June 30, 2010. Gross profit at our Orbit Instrument Division also decreased due to a decrease in sales and product mix and gross profit at TDL increased due principally to product mix and despite a slight decrease in sales. Gross profit from the Power Group slightly decreased from the prior year due to the decrease in sales.

     Selling, general and administrative expenses decreased by 3.6% to $4,949,000 for the six month period ended June 30, 2010 from $5,132,000 for the six month period ended June 30, 2009 principally due to lower selling, general and administrative expenses from both our Electronics and Power Groups. Lower selling, general and administrative expenses from our Electronics Group were principally due to lower amortization expense since intangible assets relating to our TDL acquisition were fully amortized as of March 31, 2010. Corporate costs remained approximately the same. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2010 decreased to 39.6% from 42.2% for the six month period ended June 30, 2009 principally due to both an increase in sales as well as a decrease in expenses.

     Interest expense for the six months ended June 30, 2010 increased to $111,000 from $88,000 for the six months ended June 30, 2009 due to an increase in the interest rate paid and despite a decrease in the amounts owed to lenders in the current period due to the pay down of our term debt.

     Investment and other income for the six month period ended June 30, 2010 increased to $181,000 from $76,000 for the six month period ended June 30, 2009 principally due to a recorded gain, in the second quarter, of approximately $109,000 on a corporate bond sold at par on which an other than temporary impairment charge was taken in a prior period and; despite a decrease in the amounts invested during the period.

     Net loss before taxes was $485,000 for the six months ended June 30, 2010 compared to a loss of $311,000 for the six months ended June 30, 2009. The increased loss was principally due to slightly lower sales from the Power Group, significantly lower gross margins and an increase in interest expense and despite the increase in sales from the Electronics Group, a decrease in selling, general and administrative expenses and an increase in investment and other income.

     Income taxes for the six months ended June 30, 2010 and June 30, 2009 consist of $21,000 and $36,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

     As a result of the foregoing, the net loss for the six months ended June 30, 2010 was $506,000 compared to a net loss of $347,000 for the six months ended June 30, 2009.

     Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the six months ended June 30, 2010 decreased to a loss of $149,000 from earnings of $137,000 for the six months ended June 30, 2009. Listed below is the EBITDA reconciliation to net income:





                                         Six  months  ended
                                             June  30,
                                            ---------
                                    2010                 2009
                                    ----                 ----

Net  loss                       $(506,000)              $(347,000)
Interest  expense                 111,000                  88,000
Income  tax  expense               21,000                  36,000
Depreciation  and  amortization   225,000                 360,000
                                ---------               ---------
EBITDA                          $(149,000)             $  137,000
                                ==========             ==========

Liquidity  and  Capital  Resources
----------------------------------

     Working capital decreased to $15,300,000 at June 30, 2010 compared to $16,558,000 at December 31, 2009. The ratio of current assets to current liabilities was 4.5 to 1 at June 30, 2010 compared to 4.8 to 1 at December 31, 2009. The reduction in working capital was primarily attributable to the net loss for the period, repayments of debt and a reallocation of the deferred tax asset from short-term to long-term.


     Net cash used in operating activities for the six month period ended June 30, 2010 was $1,491,000, primarily attributable to the net loss for the period, the increase in accounts receivable and inventory and the non-cash gain from the sale of marketable securities, and despite the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and the non-cash depreciation and stock compensation expense. Net cash provided by operations for the six month period ended June 30, 2009 was $1,355,000, primarily attributable to the decrease in accounts receivable and the non-cash amortization of intangible assets, depreciation and stock compensation expense and despite the net loss for the period, the increase in inventory and the decrease in accounts payable.

     Cash flows provided by investing activities for the six month period ended June 30, 2010 was $441,000, attributable to the sale of marketable securities that was partially offset by the purchase of fixed assets. Cash flows provided by investing activities for the six month period ended June 30, 2009 was $4,000, primarily attributable to the sale of marketable securities and the sale of fixed assets that was partially offset by the purchase of fixed assets.

     Cash flows used in financing activities for the six month period ended June 30, 2010 was $396,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from the issuance of long term debt and the exercise of stock options. Cash flows used in financing activities for the six month period ended June 30, 2009 was $1,309,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock that was partially offset by the exercise of stock options.

     In April 2005, we entered into a five-year $5,000,000 term loan agreement to finance the acquisition of TDL and its manufacturing affiliate ("TDL Term Loan"). In December 2007, we entered into a five-year $4,500,000 term loan agreement to finance the acquisition of ICS ("ICS Term Loan"). Principal payments under the two term loan facilities were approximately $113,000 per month. In December 2007, we also amended an existing $3,000,000 line of credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In connection with the ICS Term Loan entered into in December 2007, the interest rates on both term loan facilities and the line of credit facility were amended to equal a certain percentage plus the one month LIBOR (0.35% at June 30, 2010) depending on a matrix related to a certain financial covenant. The line of credit facility was to continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants.

In April 2005, we entered into a five year $2,000,000 promissory note with the selling shareholders of TDL ("TDL Shareholder Note") at an interest rate of prime plus 2.00% (3.25% at June 30, 2010). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, we refinanced the $1,050,000 balance due on the TDL Shareholder Note with our primary commercial lender. Under the terms of the new term loan entered into with our primary commercial lender ("TDL Refinanced Shareholder Loan"), monthly payments of $35,000 were made over a thirty-month period (through January 2010) along with accrued interest pursuant to the interest terms described below. The TDL Refinanced Shareholder Loan was paid off in January 2010. As a result of decreased revenue and profitability due to the customer contract delay for the MK 119 that is recorded under the percentage of completion method, we were not in compliance with two of our financial covenant ratios as of June 30, 2009. In August 2009, our primary lender agreed to waive these covenant defaults. The lender, in consideration of such waiver, assessed a waiver fee of $10,000 and increased the interest rate on all term debt, including the TDL Term Loan, TDL Refinanced Shareholder Loan and ICS Term Loan, and the line of credit equal to the sum of 3.50% plus the one month LIBOR. In addition, we agreed to reduce our line of credit from $3,000,000 to $2,500,000 until October 31, 2009, at which time it was further reduced to $2,000,000.

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

     As a result of our first quarter loss, primarily due to shipping schedule delays, we were not in compliance with one of our financial covenants at March 31, 2010. In May 2010, our lender agreed (i) to waive the covenant default; and
(ii) to amend the financial covenant ratio in question for the remainder of 2010 and replace it with a new covenant related to the Company's operating profitability. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on our line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, we agreed to enhanced reporting and monitoring requirements, to suspend our stock repurchase program, and all future borrowings to be on a prime rate basis only and not on a LIBOR basis.

     We  were  in  compliance  with  our  financial  covenants at June 30, 2010.

     Our existing capital resources, including our bank credit facilities and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

     In August 2008, our Board of Directors authorized a stock repurchase program allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through March 31, 2010, we repurchased approximately 369,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $915,000. In May 2010, in connection with the amendment to our Credit Agreement, we suspended our stock repurchase program.

Inflation  has  not  materially  impacted  the  operations  of  our  Company.

Certain  Material  Trends
-------------------------

     During the second quarter of 2008, our Orbit Instrument Division was verbally advised by one of its larger customers to provide support for the immediate development of certain modifications to a critical product for the division. This "out of scope" support caused a delay in a significant amount of shipments scheduled throughout 2008 which resulted in a decrease in revenue and profitability for 2008. We worked closely with this customer and shipment of the units resumed in the third quarter. However, a significant number of units scheduled for shipment by December 31, 2008 were shipped in 2009. In addition, that same customer approached us and requested a modification to the existing Memorandum of Agreement so that additional units could be procured before the end of the year. However, this modification was delayed and not received by us until August 2009. Consequently, certain shipments planned for 2009 were delayed until 2010. In addition, the modification also contained an option for our customer to procure additional units provided such option was exercised by the 2009 year end. Our customer requested and we agreed to additional units being added to the option quantity and such option was exercised by year end.
These units are also scheduled for delivery in 2010 for our Orbit Instrument Division.

     During the first quarter of 2010, our revenue and profitability were adversely affected by approximately $2.5 million in production orders contained in the backlog of our Orbit Instrument Division and TDL subsidiary, some of which was scheduled for delivery in the first quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware. We now expect these orders for our Orbit Instrument Division to ship in the second half of 2010 and the orders for our TDL subsidiary to ship commencing in 2011 although final technical resolution and revised shipping dates are beyond our control.

     ICS experienced a delay in the award for its MK 119 Gun Console System which affected its first and second quarter shipments in 2009. This award was finally received by ICS at the end of September 2009. ICS had commenced the procurement process of material and labor resources were allocated to the job beginning in the second quarter. As a result, certain cabinets were delivered by year end 2009 but due to the delay in the receipt of the award, other cabinets were not delivered until the second quarter of 2010. We expect a similar delay in the award of the MK 119 Gun Console System to ICS for 2010. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.

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

     Our Power Group had a record year of bookings and revenue in 2008 and another record year of revenue in 2009. The commercial division of our Power Group has historically been vulnerable to a weak economy. Bookings in the commercial division were weak during most of 2009 but bookings from the COTS division remained fairly strong. However, despite current economic conditions and its effect on capital spending, our Power Group's commercial division recorded its strongest bookings of the year in the fourth quarter of 2009. However, this improvement did not carry over into the first quarter of 2010 although bookings did improve in the second quarter and July was the strongest booking month of 2010 thus far. However, due to continued weakness in the economy, it is uncertain whether the improvement in the bookings from the commercial division can be sustained through the remainder of 2010. The strength of our COTS division will position our Power Group for a strong year of revenue and profitability for 2010 but improvement in the commercial division will be needed to continue its trend of record revenues.

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

     There is no seasonality to our business. Our revenues are generally determined by the shipping schedules outlined in the purchase orders received from its customers. We stratify all the opportunities we are pursuing by various confidence levels. We generally realize a very high success rate with those opportunities to which we apply a high confidence level. We currently have a significant amount of potential contract awards to which we have applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities we are pursuing, it is also difficult to predict when we will commence shipping under these contracts. A delay in the receipt of any contract from our customer ultimately causes a corresponding delay in shipments under that contract. During 2007 through 2009, due to shipping schedules resulting from contract delays, our second half of the year was stronger than the first half. We again expect the second half of 2010 to be stronger than the first half due to shipping schedules.

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

          During the second quarter of 2007, we expanded the activities of our investment banker to include the pursuit of alternative strategies, including the potential sale of the Company as a means of enhancing shareholder value. In June 2008, we terminated such activities with the investment banker. In May 2009, we hired a new investment banker and continue to pursue strategic alternatives to enhance shareholder value. The efforts of our investment banker, which have been primarily focused on the exploration of a potential sale of the Company, have recently increased. However, there is no assurance that a sale or any of the other strategic alternatives will be accomplished.

Off-balance  sheet  arrangements
--------------------------------

     We  presently  do  not  have  any  off-balance  sheet  arrangements.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

     Not  applicable.

Item  4T.     CONTROLS  AND  PROCEDURES

Disclosure  Controls  and  Procedures
-------------------------------------

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


Internal  Control  over  Financial  reporting
---------------------------------------------

     There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          None

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
          None


          ISSUER'S  PURCHASE  OF  EQUITY  SECURITIES:


                       (a)            (b)                  (c)                                (d)
Period                 Total          Average Price Paid   Total Number of Shares(or Units)    Maximum Number(or
                       Number of      per Share(or Unit)   Purchased as part of Publicly       Approximate Dollar Value)
                       Shares(or                           Announced Plans or Programs         of Shares(or Units) that May
                       Units)                                                                  Yet Be Purchased Under the
                       Purchased                                                               Plans or Programs
                     ------------    ------------------   ---------------------------------  ------------------------------
April  1- 30, 2010         -                 -                          -                          $ 2,085,000
May  1-31, 2010            -                 -                          -                          $ 2,085,000
June  1-30, 2010           -                 -                          -                          $ 2,085,000
                      ----------     ------------------   ---------------------------------  ------------------------------
Total                      -                 -                          -                          $ 2,085,000


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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                                   Registrant

Dated:     August 16, 2010          /s/ Dennis Sunshine
                                    -------------------
                                    Dennis Sunshine, President,
                                    Chief Executive Officer and
                                    Director



Dated:     August 16, 2010          /s/Mitchell Binder
                                    ------------------
                                    Mitchell Binder, Executive
                                    Vice President, Chief
                                    Financial Officer
                                    and Director