Form 10-Q/A
period 2010-03-31
ORBIT INTERNATIONAL CORP
filed 2010-09-15
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
    (Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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


                                EXPLANATORY NOTE
                                ----------------


In response to comments received from the staff at the Securities and Exchange Commission, this amendment has been filed to amend paragraph 4 in each of Exhibits 31.1 and 31.2 of the registrant's Report on Form 10-Q for the quarter ended March 31, 2010 (the "Original Filing"). We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

Item  6.  -  Exhibits
---------------------

Exhibit  Number         Description
---------------         -----------
31.1                  Certification  of  the  Chief  Executive  Officer.
                      Required  by  Rule  13a-14  (a)  or  Rule  15d-14(a).

31.2                  Certification  of  the  Chief  Financial  Officer.
                      Required  by  Rule  13a-14  (a)  or  Rule  15d-14(a).

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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                                   Registrant


Dated:     September 15, 2010     /s/ Dennis Sunshine
                                  -------------------
                                  Dennis Sunshine, President,
                                  Chief Executive Officer and
                                  Director



Dated:     September 15, 2010     /s/Mitchell Binder
                                  ------------------
                                   Mitchell Binder, Executive
                                   Vice President, Chief
                                   Financial Officer
                                   and Director