Form 10-Q/A
period 2010-06-30
ORBIT INTERNATIONAL CORP
filed 2010-09-15
CIK 74818

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


                                EXPLANATORY NOTE
                                ----------------


In response to comments received from the staff at the Securities and Exchange Commission, this amendment has been filed to amend paragraph 4 in each of Exhibits 31.1 and 31.2 of the registrant's Report on Form 10-Q for the quarter ended June 30, 2010 (the "Original Filing"). We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

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