Form 10-Q
period 2010-09-30
ORBIT INTERNATIONAL CORP
filed 2010-11-15
CIK 74818

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2010
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No ___
    ===
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__ No__

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
          Large  accelerated  filer __     Accelerated  Filer
          Non-accelerated  filer    __     Smaller  reporting  company  X
                                                                       ===
Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
                                                  ===
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,694,825 shares of common stock, par value $.10, as of November 10, 2010.

                                       INDEX

                                                                              Page No.
                                                                             ---------

Part I. Financial Information:

   Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
       September 30, 2010(unaudited) and December 31, 2009                      3-4

     Condensed Consolidated Statements of Operations
       for the Nine and Three Months Ended
         September 30, 2010 and 2009 (unaudited)                                  5

     Condensed Consolidated Statements of Cash Flows
       for the Nine Months Ended September 30, 2010
         and 2009 (unaudited)                                                   6-7

     Notes to Condensed Consolidated Financial Statements (unaudited)          8-18

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   19-33

    Item 3. - Quantitative and Qualitative Disclosures
                About Market Risk                                                33

    Item 4T. - Controls and Procedures                                           33

Part II.  Other Information:

     Item 1 - Legal Proceeding                                                   34

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds        34

     Item 3 - Defaults Under Senior Securities                                   34

     Item 4 - (Removed and Reserved)                                             34

     Item 5 - Other Information                                                  34

     Item 6 - Exhibits                                                           34

     Signatures                                                                  35

     Exhibits                                                                 36-41




                                PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      September 30,    December 31,
ASSETS                                                   2010             2009
------                                                   ----             ----
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                        $ 2,625,000       $ 2,321,000
   Investments in marketable securities                 413,000         1,019,000
   Accounts receivable (less allowance for
    doubtful accounts of $145,000)                    3,949,000         3,857,000
   Inventories                                       11,309,000        11,624,000
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                513,000         1,079,000
   Deferred tax asset                                   399,000           714,000
   Other current assets                                 283,000           287,000
                                                    -----------       -----------

        Total current assets                         19,491,000        20,901,000

Property and equipment, net                           1,343,000         1,246,000

Goodwill                                              2,483,000         2,483,000

Intangible assets, net                                  133,000           227,000

Deferred tax asset                                    1,788,000         1,403,000

Other assets                                            692,000           661,000
                                                    -----------       -----------
TOTAL ASSETS                                        $25,930,000       $26,921,000
                                                    ===========       ===========




The accompanying notes are an integral part of these condensed financial statements.




                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (continued)


                                                      September 30,    December 31,
                                                          2010             2009
                                                         ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY                  (unaudited)
------------------------------------
Current liabilities:
   Current portion of long-term obligations          $     931,000    $   995,000
   Note payable - bank                                     552,000        988,000
   Accounts payable                                      1,159,000      1,084,000
   Income taxes payable                                          -         57,000
   Accrued expenses                                      1,005,000      1,102,000
   Customer advances                                        66,000         32,000
   Deferred income                                          85,000         85,000
                                                      ------------    ------------

         Total current liabilities                       3,798,000      4,343,000

Deferred income                                            107,000        171,000

Long-term obligations, net of current
 portion                                                 3,258,000      4,034,000
                                                      ------------    -----------

         Total liabilities                               7,163,000      8,548,000
                                                      ------------    -----------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
  authorized, 5,054,000 and 4,931,000 shares issued
  at 2010 and 2009, respectively, and 4,685,000 and
  4,563,000 shares outstanding at 2010 and 2009,
  respectively                                             507,000        493,000
Additional paid-in capital                              21,873,000     21,464,000
Treasury stock, at cost, 369,000 and
  368,000 shares, respectively                            (915,000)      (913,000)
Accumulated other comprehensive gain, net of tax            35,000         65,000
Accumulated deficit                                     (2,733,000)    (2,736,000)
                                                      ------------   ------------

        Total stockholders' equity                      18,767,000     18,373,000
                                                      ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $25,930,000    $26,921,000
                                                      ============    ===========


The accompanying notes are an integral part of these condensed financial statements.



                                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (unaudited)

                                     Nine Months Ended                     Three Months Ended
                                       September 30,                          September 30,
                                   2010             2009                  2010              2009
                                   ----             ----                  ----              ----
Net sales                      $19,803,000       $19,029,000           $7,299,000        $6,876,000

Cost of sales                   12,594,000        11,471,000            4,484,000         4,151,000
                               -----------       -----------            ---------        ----------

Gross profit                     7,209,000         7,558,000            2,815,000         2,725,000
                               -----------       -----------            ---------        ----------

Selling, general and
 administrative
  expenses                       7,246,000         7,551,000            2,297,000         2,419,000
Interest expense                   172,000           141,000               61,000            53,000
Investment and
 other income, net                (213,000)         (157,000)             (32,000)          (81,000)
                               -----------        -----------          ----------        -----------
Income before
  income tax
  provision(benefit)                 4,000            23,000              489,000           334,000

Provision (benefit)
  for income taxes                   1,000            50,000              (20,000)           14,000
                               -----------        -----------          ----------        ----------

NET INCOME (LOSS)                   $3,000          $(27,000)            $509,000          $320,000
                               ===========        ===========          ==========        ==========

Net income (loss) per
common share:

Basic                                 $.00             $(.01)                $.11              $.07
                                     =====             ======               =====              ====
Diluted                               $.00             $(.01)                $.11              $.07
                                     =====             ======               =====              ====






                 The accompanying notes are an integral part of these condensed financial statements.





                                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                               2010        2009
                                                        -----------   ----------
Cash flows from operating activities:

  Net income (loss)                                      $    3,000   $  (27,000)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Share-based compensation expense                          257,000      233,000
  Amortization of intangible assets                          94,000      373,000
  Depreciation and amortization                             206,000      165,000
  Unrealized loss on write down
   of marketable securities                                    -          39,000
  Gain on sale of marketable securities                    (100,000)     (26,000)
  Bond premium amortization                                    -           6,000
  Deferred income                                           (64,000)     (64,000)
  Bad debt expense                                             -          10,000

Changes in operating assets and liabilities:

  Accounts receivable, net                                  (92,000)   1,429,000
  Inventories                                               315,000      (49,000)
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                        566,000     (435,000)
  Other current assets                                        4,000      (71,000)
  Other assets                                              (31,000)      (8,000)
  Accounts payable                                           75,000     (181,000)
  Accrued expenses                                          (97,000)      49,000
  Income taxes payable                                      (57,000)      (1,000)
  Customer advances                                          34,000      (10,000)
                                                        -----------   -----------

Net cash provided by
  operating activities                                    1,113,000    1,432,000

Cash flows from investing activities:

  Purchases of property and equipment                      (303,000)    (734,000)
  Proceeds from sale of property and equipment                 -           9,000
  Proceeds from sale of marketable securities               659,000      388,000
                                                         -----------  -----------

Net cash provided by (used in) investing
  activities                                                356,000     (337,000)


                                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                  (continued)

                                                               Nine Months Ended
                                                                 September 30,
                                                                2010          2009
                                                             --------        ------
Cash flows from financing activities:

  Purchase of treasury stock                                  (2,000)     (369,000)
  Proceeds from issuance of long-term debt
   and note payable-bank                                   1,809,000     1,184,000
  Stock option exercises                                     113,000        75,000
  Repayments of long-term debt
   and note payable-bank                                  (3,085,000)   (1,734,000)
                                                          -----------   -----------

Net cash used in financing activities                     (1,165,000)     (844,000)
                                                          -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    304,000       251,000
                                                          ----------    -----------

Cash and cash equivalents - January 1                      2,321,000     2,080,000
                                                          ----------    ----------

CASH AND CASH EQUIVALENTS - September 30                  $2,625,000    $2,331,000
                                                          ==========   ===========

Supplemental cash flow information:

Cash paid for interest                                    $  177,000    $  142,000
                                                          ==========    ==========

Cash paid for income taxes                                $   66,000    $   47,000
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

     The results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2010.

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

     Stock  Based  Compensation
     --------------------------

     At September 30, 2010, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $257,000 and $88,000 for the nine and three months ended September 30, 2010, respectively, and was $233,000 and $76,000, respectively, for the comparable 2009 periods.

     The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock grants issued during the following periods were as follows:

                                              Nine  Months  Ended
                                                 September  30,
                                           2010                 2009
                                           ----                 ----
Expected  Volatility                        -                  61.86%
Risk-free  interest  rate                   -                   1.88%
Expected  life  of  options  (in  years)    -                   4.5
Dividend  Yield            -                -                    -

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

     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. Approximately 48,000 and 84,000 shares of restricted stock were awarded to senior management and independent directors during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company had unearned compensation of $839,000 associated with all of the Company's restricted stock awards, which will be expensed over the next four years.

     Stock option activity during the nine months ended September 30, 2010, under all stock option plans is as follows:

                                                              Average
                                          Weighted            Remaining
                                          Average             Contractual
                           Number  of     Exercise            Term
                           Shares         Price              (in  years)
                           ------         -----              -----------

Options  outstanding,
 January  1,  2010         476,000         $3.58                 3

Granted                       -              -                   -

Forfeited                  (34,000)         6.20                 -

Exercised                  (81,000)         1.37                 -
                           --------        -----               ----

Options  outstanding,
 September  30,  2010      361,000         $3.83                 3
                           =======         =====                 =

Outstanding  exercisable
 at  September  30,  2010  304,000         $4.18                 3
                           =======         =====                 =

     At September 30, 2010 the aggregate intrinsic value of options outstanding and exercisable was $231,000 and $151,000, respectively. At the comparable 2009 period, the aggregate intrinsic value of options outstanding and exercisable was $405,000 and $311,000, respectively.

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
--------    --------------------------------------------------------------------
(continued):
------------

     The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2010:

                            Number  of       Weighted-Average
                            Shares           Grant-Date  Fair  Value
                            ------           -----------------------

Nonvested  stock  options
 at  January  1,  2010       71,000                $1.02

Granted                        -                     -

Vested                      (14,000)                1.02

Forfeited                      -                     -
                             -------               ------

Nonvested  stock  options
 at  September  30,  2010    57,000                $1.02
                             ======                =====

     At September 30, 2010, there was approximately $10,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next three years.

(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     During March 2010, the Company entered into a new $3,000,000 line of credit with a new commercial lender secured by all assets of the Company. In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a new five-year $4,655,000 term loan facility that matures April 2015. The unpaid balance on the term loan was $4,189,000 at September 30, 2010. The interest rate on the line of credit was equal to, at the Company's option, either 2% plus the one-month LIBOR or the prime rate of interest plus 0%. The interest rate on the term loan was equal to, at the Company's option, either 3% plus the one-month LIBOR or the prime rate of interest plus 0.5%. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. The line of credit will expire on June 1, 2011 unless sooner terminated for an event of default including adherence to certain financial covenants. Outstanding borrowings under the line of credit were $552,000 at September 30, 2010.

     The Company was in compliance with all of its financial covenants as of June 30, 2010 and September 30, 2010. The Company was not in compliance with one of its financial covenant ratios as of March 31, 2010. In May 2010, the Company's lender agreed (i) to waive the covenant default; and (ii) to amend the financial covenant ratio in question for the remainder of 2010 and to replace it with a new covenant related to the Company's operating profitability. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on the Company's line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, the Company agreed to enhanced reporting and monitoring requirements, to suspend its stock repurchase program and for all future borrowings to be on a prime rate basis only and not on a LIBOR basis.

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

(NOTE 3) - Net Income (loss) per Common Share:
 ------    ----------------------------------

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                        Nine Months Ended     Three Months Ended
                                           September 30,        September 30,
                                       2010         2009     2010          2009
                                       ----         ----     ----          ----
Denominator:
 Denominator  for  basic  net
 income  (loss)  per  share  -
 weighted-average  common  shares   4,417,000   4,343,000  4,444,000   4,346,000

Effect  of  dilutive  securities:
 Employee  and  directors
 stock  options                        59,000       -         46,000      70,000

 Unearned  portion  of
 restricted stock  awards              23,000       -         24,000      29,000
                                       ------    ------    ---------   ---------
 Denominator  for  diluted  net
 income  (loss)  per  share  -
 weighted-average  common
 shares  and  assumed
 conversion                         4,499,000   4,343,000  4,514,000   4,445,000
                                    =========   =========  =========   =========

     The numerator for basic and diluted income (loss) per share for the nine and three month periods ended September 30, 2010 and 2009 is the net income
(loss)  for  each  period.

     Options to purchase 229,000 shares of common stock were outstanding during the nine and three months ended September 30, 2010 and options to purchase 255,000 shares of common stock were outstanding during the three months ended September 30, 2009, but were not included in the computation of diluted earnings per share. The inclusion of these options would have been anti-dilutive as the options' exercise prices were greater than the average market price of the Company's common shares during the relevant period.

During the nine months ended September 30, 2009, the Company had a net loss and therefore did not include 98,000 incremental common shares, respectively, in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 3) - Net Income (loss) per Common Share (continued):
 ------    ----------------------------------------------

     Approximately 225,000 shares of common stock were outstanding during the nine and three months ended September 30, 2010, and approximately 252,000 shares of common stock were outstanding during the nine and three months ending September 30, 2009, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE 4) - Inventories and Cost of Sales:
-------    -----------------------------

     Inventories are comprised of the following:

                           September 30,     December 31,
                               2010             2009
                               ----             ----

Raw Materials              $ 7,351,000     $ 7,569,000
Work-in-process              3,280,000       3,328,000
Finished goods                 678,000         727,000
                           -----------     -----------
     TOTAL                 $11,309,000     $11,624,000
                           ===========     ===========

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 5) - Marketable Securities:
-------    ---------------------

     The following is a summary of the Company's available for sale marketable securities at September 30, 2010 and December 31, 2009:

                                                         Unrealized
                         Adjusted        Fair             Holding
September 30, 2010         Cost          Value             Gain
------------------         ----          -----             ----

Corporate Bonds         $  357,000     $  412,000      $   55,000
U.S. Government
  Agency Bonds               1,000          1,000             -
                        ----------     ----------      ----------
Total                   $  358,000     $  413,000      $   55,000
                        ==========     ==========      ==========


December 31, 2009
-----------------

Corporate Bonds         $  915,000     $1,018,000          103,000
U.S. Government
  Agency Bonds               1,000          1,000            -
                        ----------     ----------         --------

Total                   $  916,000     $1,019,000       $  103,000
                        ==========     ==========       ==========

The Company did not have an other than temporary impairment charge during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company charged $39,000 against investment and other income to record the impairment in market value of certain available-for-sale securities deemed other than temporary.

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 6) - Fair Value of Financial Instruments:
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

The table below presents the balances, as of September 30, 2010 and December 31, 2009, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

September  30,  2010        Total          Level  1      Level  2     Level  3
--------------------        -----          --------      --------     --------

Corporate  Bonds        $   412,000     $   412,000     $   -         $   -
U.S.  Government
  Agency  Bonds               1,000           1,000         -             -
                        -----------     -----------     ------        -------

Total  Assets              $413,000     $   413,000     $   -         $   -
                           ========     ===========     =======       =======




December  31,  2009          Total          Level  1      Level  2    Level  3
-------------------       --------          --------      --------    --------

Corporate  Bonds        $ 1,018,000     $  1,018,000     $   -        $   -
U.S.  Government
  Agency  Bonds               1,000            1,000         -            -
                        -----------      -----------      ------      -------

Total  Assets            $1,019,000     $  1,019,000     $   -        $   -
                         ==========     ============     ======       =======

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  6)  -  Fair  Value  of  Financial  Instruments   (continued):
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

(NOTE 7) - Comprehensive Income (loss):
-------    ---------------------------

     For the nine and three months ended September 30, 2010, total comprehensive income (loss), net of tax, was $(27,000) and $515,000, respectively. For the comparable periods during 2009, total comprehensive income, net of tax, was $145,000 and $383,000, respectively. Comprehensive income (loss) consists of the net income (loss) and unrealized gains and losses on marketable securities, net of tax.

(NOTE 8) - Business Segments:
--------   -----------------

     The Company operates through two business segments, the Electronics Segment (or "Electronics Group") and the Power Units Segment (or "Power Group"). The Electronics Segment is comprised of the Orbit Instrument Division and the Company's TDL and ICS subsidiaries. The Orbit Instrument Division and TDL are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface, as well as logistics support and documentation. The Company's Power Units Segment, through the Company's Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

     The following is the Company's business segment information for the nine and three month periods ended September 30, 2010 and 2009:

                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE 8) - Business Segments   (continued):
--------   -------------------------------

                                                    Nine Months Ended                  Three Months Ended
                                                     September 30,                       September 30,
                                                 2010              2009              2010                2009
                                                 ----              ----              ----                ----
Net sales:
  Electronics
   Domestic                                  $11,806,000       $10,165,000         $4,701,000          $3,637,000
   Foreign                                     1,136,000         1,547,000            185,000             778,000
                                            ------------       -----------        -----------       -------------
      Total Electronics                       12,942,000        11,712,000          4,886,000           4,415,000
   Power Units
     Domestic                                  6,159,000         6,453,000          2,106,000           2,099,000
     Foreign                                     868,000           934,000            344,000             426,000
                                            ------------       -----------        -----------       -------------
           Total Power Units                   7,027,000         7,387,000          2,450,000           2,525,000

   Intersegment sales                           (166,000)          (70,000)           (37,000)            (64,000)
                                            ------------       -----------        ------------         -----------
                                Total        $19,803,000       $19,029,000         $7,299,000          $6,876,000
                                            ============       ===========        ===========          ==========

Income (loss) from operations:

   Electronics                               $   160,000       $   156,000         $  448,000          $  255,000
   Power Units                                   708,000           945,000            340,000             398,000
   Intersegment profit                            42,000           (37,000)           (10,000)            (20,000)
   General corporate
    expenses not allocated                      (947,000)       (1,057,000)          (260,000)           (327,000)
 Interest expense                               (172,000)         (141,000)           (61,000)            (53,000)
 Investment and other income                     213,000           157,000             32,000              81,000
                                             ------------      -----------        -----------          -----------

Income (loss) before
  income taxes                               $     4,000       $    23,000         $  489,000          $  334,000
                                             ============      ============        ===========         ==========




(NOTE 9) - Goodwill and Other Intangible Assets:
--------   -------------------------------------

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

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

 (NOTE 9) - Goodwill and Other Intangible Assets (continued):
---------   -------------------------------------------------

     At September 30, 2010, the Company's goodwill and intangible assets consist of the following:

                        Estimated   Gross                          Net
                        Useful      Carrying      Accumulated      Accumulated      Carrying
                        Life        Value         Amortization     Impairment       Value
                        ----        -----         ------------     ----------       -----
Goodwill                           $9,798,000           -          $(7,315,000)    $2,483,000
                                   ==========     =============    ============    ===========
Intangible Assets:

Contract relationships 15 Years     2,000,000     $   (273,000)     (1,595,000)       132,000
Contract backlog       1-5 Years    1,750,000       (1,750,000)          -               -
Non-compete
agreements              3 Years       415,000         (383,000)        (31,000)         1,000
                                  -----------      ------------   -------------   ------------

                                   $4,165,000      $(2,406,000)   $ (1,626,000)      $133,000
                                   ==========     =============   =============    ===========

At December 31, 2009, the Company's goodwill and intangible assets consist of the following:

                        Estimated   Gross                      Net
                        Useful      Carrying    Accumulated    Accumulated     Carrying
                        Life        Value       Amortization   Impairment      Value
                        ----        -----       ------------   ----------      -----
Goodwill                          $9,798,000        -        $(7,315,000)    $2,483,000
                                  ==========    =========    ===========    ===========
Intangible Assets:

Contract relationships  15 Years   2,000,000    $(267,000)    (1,593,000)       140,000
Contract backlog       1-5 Years   1,750,000   (1,668,000)         -             82,000
Non-compete
agreements               3 Years     415,000     (381,000)       (29,000)         5,000
                                  ----------    ---------    ------------     ---------

                                  $4,165,000  $(2,316,000)   $(1,622,000)      $227,000
                                  ==========  ===========   =============      ========

Amortization expense for the next five years is expected to be as follows:

     Year ending December 31,

     2010(remainder)     $4,000
     2011                11,000
     2012                11,000
     2013                11,000
     2014                11,000

The Company recognized amortization expense of $94,000 and $4,000 for the nine and three months ended September 30, 2010, respectively. The Company recorded amortization expense of the $373,000 and $125,000, respectively, in the comparable 2009 periods.

                     ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  10)  -  Income  Taxes:
----------     --------------

     The Company recorded $1,000 and $(20,000) of state income and federal minimum tax expense (benefit) for the nine and three months ended September 30, 2010, respectively. For the comparable 2009 periods, the Company recorded $50,000 and $14,000 of state income and federal minimum tax expense, respectively. The Company did not record a tax expense relating to its net income for the nine months ended September 30, 2010 and 2009 due to a decrease to its valuation allowance on its deferred tax asset for the respective periods.

     The Company applies ASC 740 relating to accounting for uncertainty in income taxes. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this pronouncement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not have any liabilities for uncertain tax positions at September 30, 2010.

(NOTE  11)  -  Equity:
----------     -------

     In August 2008, the Company's Board of Directors authorized a stock repurchase program allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program will depend on market conditions and publicly available information and, therefore, repurchase activity may be suspended or discontinued at any time. During the nine month period ended September 30, 2010, the Company repurchased approximately 700 shares of its common stock at an average purchase price of $3.44 per share. Total cash consideration for the repurchased stock was approximately $2,400. From August 2008 through May 2010, the Company purchased approximately 369,000 shares of its common stock for total cash consideration of $915,000 representing an average purchase price of $2.48 per share. In May 2010, in connection with an amendment to its Credit Agreement, the Company was required to suspend its stock repurchase program.

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

Executive  Overview
-------------------

We recorded an increase in revenue and profitability for the three months ended September 30, 2010 as compared to the same quarter in 2009. Our sales increase was due primarily from increased sales from our Electronics Group. However, our gross margin for the quarter slightly decreased due to a lower gross profit from our Power Group due to a slight decrease in sales and product mix. In addition, due to the increase in sales from the Electronics Group and lower selling, general and administrative expenses and despite lower sales from our Power Group, a slight decrease in gross margin and an increase in interest expense, the Company recorded net income of $509,000 for the three months ended September 30, 2010 compared to net income of $320,000 for the three months ended September 30, 2009.

     For the nine months ended September 30, 2010, we recorded a slight increase in sales due to higher sales from our Electronics Group and recorded a slight profit of $3,000 for the nine months ended September 30, 2010 compared to a small loss of $27,000 in the same period in 2009. Our gross margins for the nine month period ended September 30, 2010 decreased from the same period in 2009 and was adversely affected by higher than expected labor and material costs on our MK 119 contract that was completed by June 30, 2010. Net income before taxes was $4,000 for the nine months ended September 30, 2010 compared to $23,000 for the same period in 2009. The slight decrease was principally due to slightly lower sales from the Power Group, lower gross margins and an increase in interest expense and despite the increase in sales from the Electronics Group, a decrease in selling, general and administrative expenses and an increase in investment and other income.

Our backlog at September 30, 2010 was approximately $20,100,000 compared to $18,900,000 at September 30, 2009. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and, while we are reasonably confident that we will receive a number of the orders we are pursuing, timing is always an uncertainty and, there can be no assurance that we will receive any particular order or orders.

     Despite weak but improving operating results in 2010, our financial condition remains strong as evidenced by our 5.1 to 1 current ratio at September 30, 2010. In March 2010, we entered into a new credit agreement with a new commercial lender pursuant to which we (a) established a line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,700,000. These new credit facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide for us general working capital needs. The new credit facilities are secured by a first priority lien and security interest in substantially all of our assets. As a result of our first quarter loss due to shipping schedule delays, we were not in compliance with one of our financial covenants at March 31, 2010. However, we did negotiate an amendment to our Credit Agreement in May 2010 and we were in compliance with our financial covenants at June 30, 2010 and September 30, 2010.

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

Share-Based  Compensation
-------------------------

     We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $257,000 and $233,000 for the nine month periods ended September 30, 2010 and 2009, respectively. The estimated fair values of stock options granted in 2009 were calculated using the Black-Scholes model. No stock options have been granted in 2010. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

We use several factors in our determination of the cash flows expected to be collected including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry; iv) whether interest payments continue to be made and v) any changes to the rating of the security by a rating agency. Although we received all our interest payments during the prior period, we recorded an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009 consisting of bonds held in two separate issuers in which we determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry. During the nine months ended September 30, 2010, we recorded a gain of approximately $109,000 on a corporate bond sold at par on which an other than temporary impairment charge was taken in a prior period.

Results  of  Operations
-----------------------


Three  month  period  ended  September  30,  2010  v.  September  30,  2009
---------------------------------------------------------------------------

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

     Consolidated net sales for the three month period ended September 30, 2010 increased by 6.2% to $7,299,000 from $6,876,000 for the three month period ended September 30, 2009 due to higher sales from our Electronics Group and despite slightly lower sales from our Power Group. Sales from our Electronics Group increased by 10.7%, due principally to increased sales from our Orbit Instrument Division and TDL subsidiary and despite lower sales from our ICS subsidiary. Sales at ICS decreased during the current period due to the award of less MK 119 cabinets than the prior year. Revenue on this contract is accounted for under the percentage of completion method. Sales from our Power Group decreased by 3.0% from the prior year due to decreased sales from its COTS division and despite increased sales from its commercial division.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2010 decreased to 38.6% from 39.6% for the three month period ended September 30, 2009. This decrease resulted from a lower gross profit from our Company's Power Group, principally due to slightly lower sales and product mix and despite a slightly higher gross profit from our Electronics Group. The higher gross profit from our Electronics Group was principally due to a higher gross profit at our Orbit Instrument Division due to increased sales and despite a lower gross profit at TDL due to product mix and at ICS due to lower sales and higher projected costs to meet its new MK 119 order, which is accounted for under the percentage of completion method.

     Selling, general and administrative expenses decreased by 5.0% to $2,297,000 for the three month period ended September 30, 2010 from $2,419,000 for the three month period ended September 30, 2009 principally due to slightly lower selling, general and administrative expenses from both our Electronics and Power Groups and lower corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2010 decreased to 31.5% from 35.2% for the three month period ended
September 30, 2009 principally due to both an increase in sales as well as a decrease in expenses.

     Interest expense for the three months ended September 30, 2010 increased to $61,000 from $53,000 for the three months ended September 30, 2009 due to an increase in the interest rate paid and despite a decrease in the amounts owed to lenders in the current period due to the pay down of our term debt.

     Investment and other income for the three month period ended September 30, 2010 decreased to $32,000 from $81,000 for the three month period ended September 30, 2009 principally due a decrease in the amounts invested during the period.

     Net income before taxes was $489,000 for the three months ended September 30, 2010 compared to 334,000 for the three months ended September 30, 2009. The increase in net income before taxes was principally due to the increase in sales from the Electronics Group and a decrease in selling, general and administrative expenses, notwithstanding a decrease in sales from the Power Group, a slight decrease in gross margins, an increase in interest expense and a decrease in investment and other income.

We had an income tax benefit of $20,000 for the three months ended September 30, 2010 principally due to the reversal of certain state income taxes previously accrued. Income taxes for the three months ended September 30, 2009 consist of $14,000 in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended September 30, 2010 was $509,000 compared to $320,000 for the three months ended September 30, 2009.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended September 30, 2010 increased to $625,000 from $565,000 for the three months ended September 30, 2009. Listed below is the EBITDA reconciliation to net income:

                                           Three  months  ended
                                              September  30,
                                      2010                     2009
                                      ----                     ----

Net  income                       $  509,000              $  320,000
Interest  expense                     61,000                  53,000
Income  tax  (benefit)  expense      (20,000)                 14,000
Depreciation  and  amortization       75,000                 178,000
                                     ------                  -------
EBITDA                            $  625,000              $  565,000
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

Nine  month  period  ended  September  30,  2010  v.  September  30,  2009
--------------------------------------------------------------------------

     Consolidated net sales for the nine month period ended September 30, 2010 increased by 4.1% to $19,803,000 from $19,029,000 for the nine month period ended September 30, 2009 due to higher sales from our Electronics Group and despite slightly lower sales from our Power Group. Sales from our Electronics Group increased by 10.5%, due principally to increased sales from our ICS and TDL subsidiaries and despite slightly lower sales from our Orbit Instrument Division. Sales from our Power Group decreased by 4.9% from the prior year due to decreased sales from its COTS division and despite increased sales from its commercial division.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2010 decreased to 36.4% from 39.7% for the nine month period ended September 30, 2009. This decrease resulted from a lower gross profit from both our Company's Electronics and Power Group. The decrease in gross profit from the Electronics Group was principally due to a lower gross profit at ICS due to higher than expected labor and material costs associated with the MK 119 contract which was completed by June 30, 2010. Gross profit at our Orbit Instrument Division also decreased due to a decrease in sales and product mix and gross profit at TDL decreased due principally to product mix and despite a slight increase in sales. Gross profit from the Power Group slightly decreased from the prior year due to the decrease in sales and to product mix.

     Selling, general and administrative expenses decreased by 4.0% to $7,246,000 for the nine month period ended September 30, 2010 from $7,551,000 for the nine month period ended September 30, 2009 principally due to lower selling, general and administrative expenses from both our Electronics and Power Groups and to lower corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2010 decreased to 36.6% from 39.7% for the nine month period ended September 30, 2009 principally due to both an increase in sales as well as a decrease in expenses.

     Interest expense for the nine months ended September 30, 2010 increased to $172,000 from $141,000 for the nine months ended September 30, 2009 due to an increase in the interest rate paid and despite a decrease in the amounts owed to lenders in the current period due to the pay down of our term debt.

     Investment and other income for the nine month period ended September 30, 2010 increased to $213,000 from $157,000 for the nine month period ended September 30, 2009 principally due to a recorded gain, in the second quarter, of approximately $109,000 on a corporate bond sold at par on which an other than temporary impairment charge was taken in a prior period and; despite a decrease in the amounts invested during the period.

     Net income before taxes was $4,000 for the nine months ended September 30, 2010 compared to $23,000 for the nine months ended September 30, 2009. The slight decrease was principally due to slightly lower sales from the Power Group, lower gross margins and an increase in interest expense and despite the increase in sales from the Electronics Group, a decrease in selling, general and administrative expenses and an increase in investment and other income.

Income taxes for the nine months ended September 30, 2010 was $1,000 consisting of state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards that was offset by the reversal of certain state income taxes previously accrued. Income taxes for the nine months ended September 30, 2009 was $50,000 consisting of state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the nine months ended September 30, 2010 was $3,000 compared to a net loss of $27,000 for the nine months ended September 30, 2009.

     Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the nine months ended September 30, 2010 decreased to $476,000 from $702,000 for the nine months ended September 30, 2009. Listed below is the EBITDA reconciliation to net income:


                                         Nine  months  ended
                                           September  30,
                                           --------------
                                    2010                    2009
                                    ----                    ----

Net  income  (loss)              $  3,000              $  (27,000)
Interest  expense                 172,000                 141,000
Income  tax  expense                1,000                  50,000
Depreciation  and  amortization   300,000                 538,000
                                  -------                 -------
EBITDA                         $  476,000              $  702,000
                               ==========              ==========



Liquidity  and  Capital  Resources
----------------------------------

     Working capital decreased to $15,693,000 at September 30, 2010 compared to $16,558,000 at December 31, 2009. The ratio of current assets to current liabilities was 5.1 to 1 at September 30, 2010 compared to 4.8 to 1 at December 31, 2009. The reduction in working capital was primarily attributable to the repayments of debt and an increase in the long term deferred tax asset.

Net cash provided by operating activities for the nine month period ended September 30, 2010 was $1,113,000, primarily attributable to non-cash depreciation and stock compensation expense, the decrease in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and despite the non-cash gain from the sale of marketable securities. Net cash provided by operations for the nine month period ended September 30, 2009 was $1,432,000, primarily attributable to the decrease in accounts receivable and the non-cash amortization of intangible assets, depreciation and stock compensation expense and despite the increase in costs and estimated earnings in excess of billings on uncompleted contracts and the decrease in accounts payable.

Cash  flows  provided  by  investing  activities for the nine month period ended
September 30, 2010 was $356,000, primarily attributable to the sale of marketable securities that was partially offset by the purchase of fixed assets. Cash flows used in investing activities for the nine month period ended September 30, 2009 was $337,000, primarily attributable to the purchase of fixed assets that was partially offset by the sale of marketable securities.

     Cash flows used in financing activities for the nine month period ended September 30, 2010 was $1,165,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from the issuance of long term debt and the exercise of stock options. Cash flows used in financing activities for the nine month period ended September 30, 2009 was $844,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock that was partially offset by loan proceeds from the line of credit.

     In April 2005, we entered into a five-year $5,000,000 term loan agreement to finance the acquisition of TDL and its manufacturing affiliate ("TDL Term Loan"). In December 2007, we entered into a five-year $4,500,000 term loan agreement to finance the acquisition of ICS ("ICS Term Loan"). Principal payments under the two term loan facilities were approximately $113,000 per month. In December 2007, we also amended an existing $3,000,000 line of credit facility with a commercial lender secured by accounts receivable, inventory and property and equipment. In connection with the ICS Term Loan entered into in December 2007, the interest rates on both term loan facilities and the line of credit facility were amended to equal a certain percentage plus the one month LIBOR (0.26% at September 30, 2010) depending on a matrix related to a certain financial covenant. The line of credit facility was to continue from year to year unless sooner terminated for an event of default including non-compliance with certain financial covenants.

     In April 2005, we entered into a five year, $2,000,000 promissory note with the selling shareholders of TDL ("TDL Shareholder Note") at an interest rate of prime plus 2.00% (3.25% at September 30, 2010). Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, we refinanced the $1,050,000 balance due on the TDL Shareholder Note with our primary commercial lender. Under the terms of the new term loan entered into with our primary commercial lender ("TDL Refinanced Shareholder Loan"), monthly payments of $35,000 were made over a thirty-month period (through January 2010) along with accrued interest pursuant to the interest terms described below. The TDL Refinanced Shareholder Loan was paid off in January 2010.

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

At June 30, 2010 and September 30, 2010, we were in compliance with our financial covenants.

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

Certain  Material  Trends
-------------------------

     During the first quarter of 2010, our revenue and profitability was adversely affected by approximately $2.8 million in production orders contained in the backlog of our Orbit Instrument Division and TDL subsidiary, some of which was scheduled for delivery in the first quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware. Shipments on the orders for our Orbit Instrument Division, approximating $800,000, will commence in the fourth quarter and continue into 2011. Shipment for the $2,000,000 in orders for our TDL subsidiary was initially postponed until 2011; however, in November 2010, TDL received notification that its prime contractor was terminated by the U.S. Government. TDL does not have any significant termination claim on this contract.

During the third quarter of 2010 and during the current fourth quarter, our Orbit Instrument Division has received several new follow-on contract awards for its legacy hardware. Based on these awards and expected contracts to be received in the fourth quarter, we expect our Orbit Instrument Division, in 2010, to record its highest level of bookings in many years. In addition, the Division was recently notified by its prime contractor on a program that it provides one of its products related to Federal Aviation Administration air traffic control towers that it is seeking to procure a significant amount of units which could approximate $4,400,000. Delivery schedules for these units have not yet been determined. However, due to its increasing backlog and this latest opportunity, our Orbit Instrument Division appears well positioned for increased revenue and profitability in 2011.

ICS experienced a delay in the award for its MK 119 Gun Console System which affected its first and second quarter shipments in 2009. This award was finally received by ICS at the end of September 2009. ICS had commenced the procurement process of material and labor resources were allocated to the job beginning in the second quarter. As a result, certain cabinets were delivered by year end 2009 but due to the delay in the receipt of the award, other cabinets were not delivered until the second quarter of 2010. We did experience a similar delay in the award of the MK 119 Gun Console System to ICS in 2010; deliveries are expected by June 2011. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.

During the fourth quarter of 2009, in addition to the significant delay in the receipt of the MK 119 order, we were notified by our customer that a replacement was under consideration for a portion of future MK 119 requirements for which ICS was being considered but not guaranteed of future awards. Consequently, we believe that cash flows for ICS in the immediate future, particularly with respect to MK 119 orders, could potentially decrease.
After completing the impairment testing of goodwill and intangible assets pursuant to ASC 350 and ASC 360, we concluded an impairment charge of $1,622,000 and $426,000 should be taken in connection with the recorded intangible assets and goodwill arising from the acquisition of ICS in 2007. However, ICS, in addition to its bid on two of the replacement programs, is currently being considered as a subcontractor for one of the prime contractors currently bidding for the Littoral Combat Ship which is a significant program being considered by the U.S. Navy. In the event that the MK 119 awards or other replacement opportunities diminish, the fair market value of the goodwill for ICS of $795,000 could be further impaired.

Our Power Group had a record year of bookings and revenue in 2008 and another record year of revenue in 2009. The commercial division of our Power Group has historically been vulnerable to a weak economy. Bookings in the commercial division were weak during most of 2009 but bookings from the COTS division remained fairly strong. However, despite current economic conditions and its effect on capital spending, our Power Group's commercial division recorded its strongest bookings of the year in the fourth quarter of 2009. Notwithstanding the foregoing, this improvement did not carry over into the first quarter of 2010 although bookings did improve in the second and third quarters of 2010. However, due to continued weakness in the economy, it is uncertain whether the improvement in the bookings from the commercial division can be sustained through the remainder of 2010. The strength of our COTS division will position our Power Group for a strong year of revenue and profitability for 2010 but improvement in the commercial division will be needed to continue its trend of record revenues.

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

During the second quarter of 2007, we expanded the activities of our investment banker to include the pursuit of alternative strategies, including the potential sale of the Company as a means of enhancing shareholder value. In June 2008, we terminated such activities with the investment banker. In May 2009, we hired a new investment banker and continue to pursue strategic alternatives to enhance stockholders value. Our investment banker's activities have been primarily focused on a potential sale of our Company. However, there is no assurance that a sale will be accomplished.


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


Internal  Control  over  Financial  reporting
---------------------------------------------

     There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                                   Registrant


Dated:     November 15, 2010          /s/ Dennis Sunshine
                                      -------------------
                                      Dennis Sunshine, President,
                                      Chief Executive Officer and
                                      Director



Dated:     November 15, 2010          /s/Mitchell Binder
                                      ------------------
                                      Mitchell Binder, Executive
                                      Vice President, Chief
                                      Financial Officer
                                      and Director