Form 10-K
period 2010-12-31
ORBIT INTERNATIONAL CORP
filed 2011-03-31
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington,  DC  20549

                                  FORM  10-K
(Mark  One)

X    ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
=    ACT  OF  1934  for  the  fiscal  year  ended  December  31,  2010

     or

_    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  for  the  transition  period  from  to  ____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ___           No  X
                          ===

Indicate  by  check  mark  if  the  registrant  is  not required to file reports pursuant  to  Section  13  or  Section  15(d)  of  the  Act.
     Yes ___           No  X
                          ===

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
     Yes  X                No ___
         ===
Indicate by check mark whether Registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T( 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and posted such files).
               Yes ___     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                          ===

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
 Large  accelerated  filer ___    Accelerated  Filer  ___
 Non-accelerated  filer    ___    Smaller  reporting  company  X
                                                              ===
Indicate  by check mark whether the Registrant is a shell company (as defined in
Rule  12b-2  of  the  Act).Yes __    No  X
                                        ===

Aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on June 30, 2010): $11,055,899

Number  of  shares  of  common stock outstanding as of March 30, 2011: 4,734,220

Documents incorporated by reference: The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant's 2011 Annual Meeting of Stockholders.

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

     The following sets forth certain selected historical financial information relating to our business segments:

                                                      December 31,
                                                      ------------
                                                 2010            2009
                                              -------------  ------------
Net sales (1):
----------------------------------------------
Electronics Group
      Domestic                                  $15,798,000   $15,380,000
      Foreign                                     1,031,000     1,331,000
                                              ------------    ------------
Total Electronics Group                         $16,829,000   $16,711,000

Power Group
      Domestic                                  $ 8,908,000   $ 9,014,000
      Foreign                                     1,179,000     1,170,000
                                                ------------  ------------
Total Power Group                               $10,087,000   $10,184,000
----------------------------------------------
Income (loss) before income tax provision (2):
----------------------------------------------
Electronics Group                               $(2,986,000)  $(1,569,000)
Power Group                                     $ 1,437,000   $ 1,509,000
----------------------------------------------  ------------ ------------
Assets:
----------------------------------------------
Electronics Group                               $12,297,000   $12,629,000
Power Group                                     $ 6,089,000   $ 5,916,000
----------------------------------------------  ------------  ------------

(1)     Includes  intersegment  sales.
(2) Exclusive of corporate overhead expenses, interest expense, and investment and other income- net, which are not allocated to the business segments. Includes goodwill and intangible assets impairment charges of $924,000 and $2,048,000 in 2010 and 2009, respectively.

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

     After shipping more than 3,000 units in support of U.S. Army and U.S. Navy CXP program requirements, our Orbit Instrument division has designed and qualified a new Integrated Remote Control Unit ("IRCU") which has been qualified to support U.S. Air Force retrofit programs.

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

Displays designed by our Electronics Group allow one or more operators to monitor and control radar systems for aircraft, helicopter, shipboard, ground-based, and tracked vehicles systems. Our unique modular design technique allows our displays to provide "smart technology", in the form of high-speed graphics to operators in the most severe combat conditions. TDL and Orbit Instrument displays are readable under both sunlight and night vision conditions ("NVIS"), and continues to operate in nuclear, biological and chemical ("NBC") environments.

     Both our Orbit Instrument division and our TDL subsidiary have penetrated a niche defense electronics marketplace by providing avionic displays and keyboards for a number of Air Force jet fighter, bomber, surveillance and tanker refueling programs. Displays may vary from four (4) inches, up to forty five
(45)  inches  long,  incorporating  multiple  inputs  and  outputs.

     With years of prime contractor and procurement agency support, both TDL and Orbit Instrument have designed and embedded displays for U.S. Army programs, providing multiple display systems supporting commander, fire control and GPS driver requirements for the Abrams, Bradley, and Challenger programs.

     Our TDL subsidiary has developed a number of color LCD displays that have been qualified and currently support a number of helicopter, jet fighter, bomber, tracked vehicle and armored vehicle programs.

Working together with prime contractors, TDL has designed a number of display configurations to support retrofit and upgrade programs for B-52 aircraft, V-22 Osprey cockpit, as well as the latest fleet upgrade for domestic and foreign military aircraft.

     Orbit has successfully designed and qualified an input device assembly ("IDA"), which includes a fully integrated keyboard, trackball and display assembly that is worn (via velcro), on the co-pilot's thigh during flight missions. This unique wearable system provides co-pilots with additional information that is easy to access, and does not require additional space within the cockpit environment. This allows the aircraft to actually have four bullnose systems, the last being the Orbit designed IDA thigh pad.

By focusing on the avionics market, TDL has designed, qualified and delivered displays for mission support in the HH-60 helicopter, providing real time data to the operator. This program opportunity will support both current and retrofit programs

     Our Orbit Instrument Division has supported programs that include displays, keyboards and track balls to form complete operator systems on "trays". These trays are qualified for sub-surface, shipboard, aircraft and tracked vehicle program opportunities.

     Orbit Instrument has successfully designed and qualified a display tablet in support of an ongoing Chinook Helicopter upgrade program. The initial quantity of production tablets will enhance and upgrade mission avionics and control capabilities in the Chinook helicopter. These tablets are currently scheduled for delivery in 2012.
     Orbit Instrument has designed and developed a 6.5" display, as well as a sunlight readable 20.1" display for the U.S. Navy's Carrier Machinery Control System ("MCS") programs. The qualification phase of these displays will be second quarter 2010. Production of these displays commenced during the fourth quarter 2010 for delivery and installation on the Navy's CVN-78 aircraft carrier.

Orbit Instrument designed, developed and delivered pre-production 12.1" display units, for the maintenance panel of the Littoral Combat Ships. The pre-production phase has been completed and the production phase is expected to start in the next couple of years.

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

     MK  119  Gun  Computer  System  Cabinet  (GCSC)

     ICS remains under a multi-year contract for the production of the MK 119 GCSC, an unmanned environmentally isolated shipboard enclosure that houses a standard 19-inch electronics rack containing processors, electronic devices and cooling and power conditioning equipment that performs processing, interfacing and data extraction functions. It is anticipated that the MK119 GCSC product line will be supplanted with increased orders for the MK110 Signal Data Converter.

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

     MK  110  Serial  Data  Converter

     The MK 119 GCSC designed and built exclusively by ICS has been adapted for use on the DDG-51 modernization (Backfit) program. The redesigned enclosure has been provided with the nomenclature - MK 110 Serial Data Converter (SDC). The SDC will allow the newly modernized DDG-51 Class Combat Management System to easily interface with legacy Gun System hardware. ICS is currently under contract for three prototype SDC units. These prototype units are being built to the ICS design baseline.

     Harness  Assemblies

     ICS is leveraging its core competencies in electronics enclosure assembly into a cable harness assembly Manufacturing Center of Excellence (MCoE). The MCoE will support the organic Orbit International Corp. CCA requirements as well as afford a stable base for enhanced harness assembly sales. While no additional training or certification is required to support this elevated capability ICS will migrate from ISO 9001 certification to AS-9100 certification during calendar year 2011.

     Selected Products

ICS builds a wide range of system integration products, including fiber optic cables, specialty enclosures, traditional shipboard cable sets (low smoke and non-low smoke) and training devices.

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

Behlman's Uninterruptible Power Supply ("UPS") products are used for backup power when local power is lost. Behlman only competes in the "ruggedized", industrial and military markets. Behlman is now producing its UPS units for DDG-51-class Aegis destroyers, LHD Wasp-class ships and military aircraft.

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

     Orbit Instrument has designed and developed a 6.5" display, as well as a sunlight readable 20.1" display for the U.S. Navy's Carrier MCS programs. Orbit Instrument also has designed and developed an 8" display for U.S. Navy ships as part of the Nuclear, Biological and Chemical ("NBC") detection program.

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

     Orbit Instrument is developing a voice over IP ("VOIP") version of its Secure Audio System ("SAS") used on LSD-class ships. The new SAS panel will include a color LCD panel and a VOIP interface. It has provided the plasma display version of the SAS Panel in the past. The new LCD display based SAS panel will be developed to work with Common Enterprise Display System ("CEDS") and target retrofit opportunities.

     Orbit Instrument is in the process of design and development of color LCD display version of the Radio Frequency Transmission Line Test Set ("RFTLTS"). It has supported the RTFLTS with an Electro Luminescent ("EL") display in the past, and the new color LCD version will target retrofit opportunities.

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

     Working under an exclusive Supplier Partner Agreement ("SPA"), with Synexxus, TDL has delivered a quantity of displays that have been deployed in various configurations of MRAP vehicles, which are currently deployed in Iraq and Afghanistan theaters of operations.

     In response to market-based influences, ICS is planning to develop a family of shock-isolated cabinets to house both custom and COTS components. This family of cabinets will be qualified to the full spectrum of environmental criteria mandated by our Department of Defense customer base.

     Future modifications of the GCSC will incorporate touch sensitive displays, detailed built-in-test capabilities and a robust graphic interface.

Littoral  Combat  Ship

     With the ability to maneuver in shallow waters inaccessible to other surface combatants, the Littoral Combat Ship ("LCS") is a new class of warship meant to facilitate U.S. Navy access to, and operations in the littorals, which are waters close to the shore. The Navy has selected two contractors, Lockheed Martin and Austal USA to build differently designed hulls (or seaframes). ICS worked diligently to support both prime contractors as they prepared their bid responses. ICS is currently in discussions with first-tier subcontractors to both successful LCS bidders to provide a number of required components including cable assemblies, consoles and various interconnecting panels. However, we believe the potential new business from this program will be less than initially expected.

Circuit  Card  Assemblies

     ICS is in the process of developing an organic pick-and-place Circuit Card Assembly ("CCA") capability. Once fully mature, this capability will support the organic Orbit International Corp. CCA requirements as well as afford a stable base for enhanced CCA sales.

Naval  Fire  Control  System

     On U.S. Navy ships, the Naval Fire Control System (NFCS - also designated the AN/SYQ-27) is a system to plan gunfire support of friendly forces ashore. Since the forces requesting support may be from any branch of the military, NFCS operates with the Army's Advanced Field Artillery Tactical Data System (AFATDS) as well as the Navy's Global Command and Control System and existing Naval Gun Fire Control Systems. NFCS has been installed aboard the USS Arleigh Burke Class Destroyers DDG-81 through DDG-90 and is planned for introduction onto the remaining USS Arleigh Burke Class Destroyers as well as the Ticonderoga Class Cruisers.

     ICS is the OEM for the Navy's signature Gun Fire Control System - the MK 160 Gun Fire Control System. ICS is continually exploring opportunities to add NFCS related products to its portfolio.

Electronic  Cabinetry

     In response to market-based influences ICS is developing a family of shock-isolated cabinets to house both custom and COTS components. This family of cabinets will be qualified to the full spectrum of environmental criteria mandated by the Department of Defense customer base.

Power Group

     In an effort to expand our Power Group's product base, Behlman is developing new, higher power inverters. These products are designed to expand our presence in the utility market and to establish a presence in the military inverter market where the inverter can be used on vehicles such as Hummers.

Behlman is expanding its high power BL series to be used on new aircraft that utilize "wild frequency" systems, which will include CE mark for European sales.

Behlman is expanding its "P" series of low cost AC power supplies to add power factor corrected input and CE marking in order to enhance its sales to the European Community.

Behlman has developed a new line of ruggedized UPS to be used in military and high end industrial applications.

In response to customer requests, Behlman is has developed and continues to expand its line of COTS power supplies to be used in applications such as satellite, nuclear power plant control, sonar and fire control optics. Behlman continues to be the company of choice by certain divisions of military procurement to replace obsolete power equipment with modern COTS versions.


SALES  AND  MARKETING

     Products of our Electronics Group are primarily marketed by the sales personnel and management of the respective operating units. Manufactures representatives have recently been added as well. The COTS division's products of our Power Group are marketed by Behlman's sales and program managers and other management personnel. Commercial products of our Power Group are sold by regional sales managers, manufacturer's representatives and non-exclusive distributors.



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



MAJOR  CUSTOMERS

     Various agencies of the United States Government and BAE Systems accounted for approximately 24% and 12%, respectively, of our consolidated net sales for the year ended December 31, 2010. The loss of any of these customers would have a material adverse effect our net sales and earnings. We do not have any significant long-term contracts with any of the above-mentioned customers.

     The major customers of our Electronics Group are various agencies of the United States Government, BAE Systems and Raytheon Company, accounting for approximately 31%, 19% and 13%, respectively, of the net sales of such segment for the year ended December 31, 2010. The loss of any of these customers would have a material adverse effect on the net sales and earnings of our Electronics Group.

The major customers of our Power Group are Telephonics and various agencies of the United States Government, both accounting for approximately 21% and 13% respectively, of the net sales of such segment for the year ended December 31, 2010. The loss of these customers would have a material adverse effect on the net sales and earnings of our Power Group.

     Since a significant amount of all of the products which we manufacture are used in military applications, any substantial reduction in overall military spending by the United States Government could have a materially adverse effect on our sales and earnings.

BACKLOG

As  of  December  31,  2010  and  2009  our  backlog  was  as  follows:

                                     2010            2009
                                     ----            ----
       Electronics Group       $ 14,000,000     $12,000,000
       Power Group                6,000,000       6,000,000
                                -----------     -----------
       Total                    $20,000,000     $18,000,000
                                ===========     ===========

     All but approximately $941,000 of the backlog at December 31, 2010, represents backlog under contracts that are expected to be shipped during 2011.

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

No material terminations of contracts of either our Electronics Group or the Power Group at the convenience of the U.S. Government occurred during the years ended December 31, 2010 and 2009.

A significant portion of our revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since they are derived from sales under United States Government contracts. We believe that adjustments to such revenues, if any, will not have a material adverse effect on our financial position or results of operations.

RESEARCH  AND  DEVELOPMENT

     We incurred approximately $1,412,000 and $1,446,000 of research and development expenses during the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, we recognized revenue of approximately $701,000 and $987,000, respectively, for customer funded research and development.

PATENTS

     We do not own any patents which we believe are of material significance to our operations.

EMPLOYEES

     As of March 17, 2011, we employed 139 persons, all on a full-time basis. Of these, our Electronics Group employed 87 people, consisting of 24 in engineering and drafting, 4 in sales and marketing, 16 in direct and corporate administration and the balance in production. Our Power Group employed 52 people, consisting of 14 in engineering and drafting, 6 in sales, 4 in direct and corporate administration and the balance in production.

ITEM  1A.     RISK  FACTORS

           Not  applicable,  as  we  are  a  smaller  reporting  company.


ITEM  1B.     UNRESOLVED  STAFF  COMMENTS

           Not  applicable,  as  we  are  a  smaller  reporting  company.



ITEM  2.     PROPERTIES

     Our plant and executive offices are located at 80 Cabot Court, Hauppauge, New York. This facility which consists of approximately 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, brick building, was completed in October 1982 and expanded in 1985. We are currently operating this facility at approximately 70% of capacity. In March 2001, we completed a sale leaseback transaction whereby we sold our land and building for $3,000,000 and entered into a twelve-year net lease with the buyer of the property. Effective January 1, 2011, we entered into an amendment to the lease. The amendment extended the lease expiration date to December 31, 2019 and modified the monthly lease payment as follows; approximately $32,500 for January 2011 through December 2013, approximately $35,400 for January 2014 through December 2016, and approximately $38,600 for January 2017 through December 2019. Our landlord agreed, at its sole expense, to make certain improvements to the facility.

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

In April 2009, our TDL subsidiary entered into a five-year lease for 50,000 square feet at 300 Commerce Boulevard, Quakertown, Pennsylvania which is used for manufacturing, engineering and administration. The facility is currently operating at 60% of capacity. TDL only paid certain operating expenses, from April through October 2009 and lease payments commenced November 1, 2009. The lease provides for monthly lease payments of approximately $15,300 for the first two years of the lease and approximately $16,600, $17,200 and $17,800 for years three, four and five, respectively. The lease includes one five-year option based on the CPI Index (Philadelphia, PA area) and a second five-year option based on fair market value rent. In connection with the new facility, TDL incurred approximately $537,000 in leasehold improvements in 2009. In August 2009, TDL entered into a sublease with the landlord on a month-to-month basis for 15,000 square feet which is being utilized for storage. The sublease provides for TDL to receive $1,250 per month.


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


ITEM  3.     LEGAL  PROCEEDINGS


     In March 2011, in connection with the non-renewal of his employment agreement, our former chief executive officer filed for an arbitration hearing in the City of New York to settle a claim regarding certain disputed contractual obligations. At December 31, 2010, we recorded an expense of $2,000,000 for estimated costs associated with such non-renewal. Included in the recorded expense is $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock issued to such officer. We are committed to paying the amount that we believe is owed to our former chief executive officer pursuant to his employment contract. We believe any amount over what we believe is contractually owed to him is without merit and will be vigorously defended by us.

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any other legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We could become involved in material legal proceedings in the future.


ITEM 4.     REMOVED AND RESERVED



                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is listed on the Nasdaq Capital Market under the symbol "ORBT".

The following table sets forth the high and low sales prices of our common stock for each quarter from January 1, 2009 through its fiscal year ended December 31, 2010, as reported on the Nasdaq Capital Market.



                   HIGH   LOW
                   -----  -----

2009:

  First Quarter:   $2.60  $1.68
-----------------  -----  -----

  Second Quarter:   3.66   2.27
-----------------  -----  -----

  Third Quarter:    3.78   3.07
-----------------  -----  -----

  Fourth Quarter:   4.10   3.60
-----------------  -----  -----


2010:

  First Quarter:   $3.83  $3.12
-----------------  -----  -----

  Second Quarter:   3.95   3.05
-----------------  -----  -----

  Third Quarter:    3.55   2.82
-----------------  -----  -----

  Fourth Quarter:   3.94   3.26
-----------------  -----  -----


HOLDERS

     As  of  March  18,  2011,  the  Company  had  174  stockholders  of record.

DIVIDENDS
     We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. We intend to retain earnings, if any, to support the growth of the business.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The  following  table  sets  forth,  as  of  December  31,  2010:

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

EQUITY COMPENSATION PLAN INFORMATION TABLE
                       (a)                          (b)                     (c)
Plan Category          Number of securities to      Weighted-average         Number of securities
                       be issued upon exercise of   exercise price of        remaining available for
                       outstanding options,         outstanding options,     future issuance under
                       warrants and rights          warrants and rights      equity compensation
                                                                             plans(excluding
                                                                             securities reflected in
                                                                             column (a))
--------------------   --------------------------   -------------------     ----------------------
Equity compensation
plans approved by
security holders                314,000                   $ 4.24                   12,000

Equity compensation
plans not approved by
security holders                  -0-                        N/A                     -0-
                                -------                   ------                   -------
Total                           314,000                   $ 4.24                   12,000
                               ========                   ======                   =======

Additional information relating to the Issuer's purchase of equity securities is provided in Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During 2010 and 2009, we issued, respectively, 47,553 and 83,825 shares of restricted stock to management, key employees and directors.

PURCHASES  OF  EQUITY  SECURITIES  BY  THE  ISSUER  AND  AFFILIATED  PURCHASERS

     In August 2008, our Board of Directors authorized a stock repurchase program through December 2010, allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through December 31, 2009, we repurchased approximately 368,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $913,000. From August 2008 through May 2010, we purchased approximately 369,000 shares of our common stock for total cash consideration of $915,000 representing an average price of $2.48 per share. In May 2010, in connection with an amendment to our Credit Agreement, we suspended our stock repurchase program.

ITEM 6.     SELECTED FINANCIAL DATA
-----------------------------------

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


Executive Overview
------------------


     For the year ended December 31, 2010, our sales slightly increased to $26,749,000 compared to $26,518,000 during the same period in 2009. Despite the slight increase in sales, our net loss increased during 2010 to $3,025,000 from a net loss of $1,607,000 in 2009. The increase in net loss in the current year was mainly attributable to $2,000,000 of costs associated with the non-renewal of our former chief executive officer's contract and lower gross margins at our Electronics Group. The lower gross margins at our Electronics Group were principally due to higher than expected labor and material costs on our MK119 contact that was completed by June 30, 2010 and inventory write-downs and disposals. Despite the increase in net loss in 2010 compared to 2009, our selling, general and administrative expenses decreased to $9,614,000 in 2010 compared to $10,248,000 in 2009. In addition, after completing our impairment testing of goodwill and other intangible assets, we concluded impairment charges of $795,000 and $129,000 should be taken in connection with the goodwill and recorded intangible assets, respectively, arising from the ICS acquisition in 2007. In 2009, we recorded impairment charges of $1,622,000 and $426,000 for recorded intangible assets and goodwill, respectively, relating to the ICS acquisition in 2007. All goodwill and intangible assets related to our acquisition of ICS have been written off at December 31, 2010.


Our backlog at December 31, 2010 was approximately $20,100,000 compared to $18,400,000 at December 31, 2009. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and we are confident that we will receive many of the orders we are pursuing, although timing is always an uncertainty.




Despite our weak 2010 operating results, our balance sheet remains strong as evidenced by our 4.3 to 1 current ratio at December 31, 2010. In March 2010, we entered into a new credit agreement with a new commercial lender pursuant to which we (a) established a line of credit up to $3,000,000 and (b) entered into a term loan in the amount of approximately $4,700,000. These new facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide us general working capital needs. The new credit facilities are secured by a first priority lien and security interest in substantially all of our assets. As a result of our first quarter loss due to shipping delays, we were not in compliance with one of our financial covenants at March 31, 2010. In addition, as a result of our fourth quarter loss due mainly to costs associated with the non-renewal of our former chief executive officer's employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. However, we did negotiate amendments to our Credit Agreement in May 2010 and March 2011 and we were in compliance with our financial covenants at June 30, 2010 and September 30, 2010.


     In August 2008, our Board of Directors authorized a stock repurchase program through December 2010, allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through December 31, 2009, we repurchased approximately 368,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $913,000. From August 2008 through May 2010, we purchased approximately 369,000 shares of our common stock for total cash consideration of $915,000 representing an average price of $2.48 per share. In May 2010, in connection with an amendment to our Credit Agreement, we suspended our stock repurchase program.


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

Deferred  Tax  Asset
--------------------

At December 31, 2010, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $22,000,000 and $8,000,000, respectively that expire through 2030. Approximately, $15,000,000 of federal net operating loss carry-forwards expire between 2011-2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized. We estimate our valuation allowance based on an estimated forecast of our future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment  of  Goodwill
------------------------

We have a significant amount of goodwill and had a significant amount of acquired intangible assets. In determining the recoverability of goodwill and intangible assets, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets. After completing the impairment testing of goodwill and intangible assets, we concluded an impairment charge should be taken at December 31, 2010 for the remaining carrying value of goodwill and intangible assets in connection with the acquisition of ICS in 2007. An impairment charge was also taken at December 31, 2009 in connection with the recorded goodwill and intangible assets arising from our ICS acquisition. As of December 31, 2010, all acquired intangible assets have either been fully amortized or written off.

  Our analysis employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The balance of our goodwill for each of our operating units as of December 31, 2010 is as follows: TDL $820,000 and Behlman $868,000. After the impairment charge taken on the remaining carrying value of ICS' goodwill and intangible assets at December 31, 2010, of the two reporting units with goodwill, TDL and Behlman have a fair value that is in excess of their carrying value by approximately 23% and 27%, respectively. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Share-Based  Compensation
-------------------------

     We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $656,000 for the year ended December 31, 2010. During 2010, 47,553 shares of restricted stock and no stock options were granted. The estimated fair value of stock options granted in 2009 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Marketable  Securities
----------------------

     We currently have approximately $146,000 invested primarily in corporate bonds. We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

We use several factors in our determination of the cash flows expected to be collected including i) the length of time and extent to which market value has been less than cost; ii) the financial condition and near term prospects of the issuer; iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry; iv) whether interest payments continue to be made and v) any changes to the rating of the security by a rating agency. Although we received all our interest payments during the current year, we recorded an other than temporary impairment write-down of $39,000 for the three months ended March 31, 2009 consisting of bonds held in two separate issuers in which we determined the decline in fair value was due to adverse conditions specifically related to the security or specific conditions in an industry. We did not take any additional other than temporary impairment charges for the remainder of 2009 or 2010.

RESULTS  OF  OPERATIONS:

Year  Ended  December  31,  2010  vs.  Year  Ended  December  31,  2009
-----------------------------------------------------------------------

     We currently operate in two industry segments, our Electronics Group and our Power Group. The Electronics Group includes our Orbit Instrument Division and our TDL subsidiary which are engaged in the design and manufacture of electronic components and subsystems and our ICS subsidiary which performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Power Group includes our Behlman subsidiary which is engaged in the design and manufacture of commercial power units and COTS power solutions.

     Consolidated net sales for the year ended December 31, 2010 increased slightly by 0.1% to $26,749,000 from $26,518,000 for the year ended December 31, 2009 due to a slight increase in sales from our Electronics Group which was partially offset by a slight decrease in sales from our Power Group. Sales from our Electronics Group increased 0.1% which was primarily due to an increase in sales from our Orbit Instrument Division and TDL subsidiary which was partially offset by a decrease in sales from ICS. The increase in sales from our Orbit Instrument Division of 5.1% was primarily attributable to an increase in bookings in 2010 compared to 2009. Sales from our Power Group slightly decreased by 0.1% for the current year due to decreased sales from its COTS division and despite increased sales from its commercial division.

Gross profit, as a percentage of net sales, for the year ended December 31, 2010 decreased to 35.4% from 40.5% for the prior year. This decrease resulted mainly from a lower gross profit from our Electronics Group (28.9% v. 36.4%). The decrease in the Electronics Group was due to a lower gross profit at ICS due to higher than expected labor and material costs associated with the MK119 contract which was completed by June 30, 2010. The decrease in the Electronics Group was also due to inventory disposals and write-downs taken by our Orbit Instrument Division and TDL subsidiary despite an increase in sales at both divisions. The decrease in gross profit (45.2% v. 46.4%) from our Power Group was principally due to product mix and a slight decrease in sales.


Selling, general and administrative expenses decreased by 6.2% to $9,614,000 for the year ended December 31, 2010 from $10,248,000 for the year ended December 31, 2009 due to a decrease in selling, general and administrative expenses from both our Electronics Group and Power Group and lower corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2010 decreased to 35.9% from 38.6% for the year ended
December 31, 2009 principally due to a decrease in expenses and a slight increase in sales.

     During the fourth quarter of 2010, we decided not to renew the contract of one of our former senior officers effectively terminating his employment as of December 31, 2010. As a result, we recorded an expense of $2,000,000 for estimated costs associated with the contract non-renewal. Included in the recorded expense is $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock issued to such officer.

During September 2010, ICS received an award for fewer MK 119's than ordered during the prior year. In addition, during the fourth quarter of 2010, we learned that the award for potential new business on the U.S. Navy's new Littoral Combat Ship will be less than expected. Consequently, we determined that future cash flows for ICS are projected to decrease. As a result, we determined the undiscounted future cash flows for certain of our intangible assets were less than their carrying value. Therefore, we recorded an impairment charge for the full remaining carrying value ($129,000) of ICS' intangible assets in the year ended December 31, 2010. In the prior year, after completing our impairment testing, we concluded an impairment charge of $1,622,000 should be taken relating to certain of our intangible assets. Also during the fourth quarter 2010, after completing the annual impairment testing of goodwill pursuant to ASC 350, we concluded an impairment charge of $795,000, representing the remaining carrying value of goodwill arising from the acquisition of ICS in 2007, should be taken. In the prior year, after completing our impairment testing, we concluded an impairment charge of $426,000 should be taken in connection with the recorded goodwill arising from the ICS acquisition.

     Interest expense for the year ended December 31, 2010 increased to $225,000 from $208,000 for the year ended December 31, 2009 due to an increase in the interest rate paid on balances outstanding on our term loan and credit facility and despite a decrease in the amounts owed to lenders in the current period due to the pay down of our debt.

     Investment and other income for the year ended December 31, 2010 increased to $275,000 from $208,000 from the prior year principally due to recorded gains of $139,000 on corporate bonds sold, one of which an other than temporary impairment charge was taken in the prior period and despite a decrease in the amounts invested during the period.

Loss before income tax provision was $3,012,000 for the year ended December 31, 2010 compared to a loss of $1,568,000 for the year ended December 31, 2009. The increase in loss during the current year was principally due to $2,000,000 of costs related to the non-renewal of the contract of our former chief executive officer and lower gross profit and despite a slight increase in sales, a decrease in selling, general and administrative expenses and goodwill and intangible asset impairment charges.

Income taxes for the year ended December 31, 2010 was $13,000 consisting of state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards that was offset by the reversal of certain state income taxes previously accrued. Income taxes for the year ended December 31, 2009 was $39,000 consisting of state and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

 As a result of the foregoing, net loss for the year ended December 31, 2010 was $3,025,000 compared to a loss of $1,607,000 for the year ended December 31, 2009.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2010 decreased to a loss of $1,487,000 compared to $1,427,000 for the year ended December 31, 2009. Listed below is the EBITDA reconciliation to net loss:

                                                          Year  ended
                                                          December  31,
                                                          -------------
                                                   2010                   2009
                                                   ----                   ----
Net  loss                                     $(3,025,000)          $(1,607,000)
Interest  expense                                 225,000               208,000
Income  tax  expense                               13,000                39,000
Goodwill  and  intangible  asset  impairment      924,000             2,048,000
Depreciation  and  amortization                   376,000               739,000
                                            -------------          ------------
EBITDA                                        $(1,487,000)         $  1,427,000
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

Liquidity,  Capital  Resources  and  Inflation
----------------------------------------------

     Working capital decreased to $15,006,000 at December 31, 2010 as compared to $16,558,000 at December 31, 2009. The ratio of current assets to current liabilities was 4.3 to 1 at December 31, 2010 compared to 4.8 to 1 at December 31, 2009. The reduction in working capital was principally due to the repayment of debt and to the liability associated with our former chief executive officer.

Net cash provided by operating activities for the year ended December 31, 2010 was $431,000, primarily attributable to the liability associated with our former chief executive officer, the non-cash intangible asset and goodwill impairment charges, amortization of intangible assets, depreciation and amortization, stock based compensation, the decrease in cost and earnings in excess of billings and other assets that was partially offset by the net loss for the year, the gain on the sale of marketable securities, and the increase in current assets. Net cash provided by operating activities for the year ended December 31, 2009 was $2,174,000, primarily attributable to the non-cash intangible asset and goodwill impairment charges, amortization of intangible assets, depreciation and stock based compensation and the decrease in accounts receivable that was partially offset by the net loss for the year, an increase in cost and estimated earnings in excess of billings and a decrease in accounts payable.

Cash flows provided by investing activities for the year ended December 31, 2010 was $724,000, attributable to the sale of marketable securities that was offset by the purchase of fixed assets. Cash flows used in investing activities for the year ended December 31, 2009 was $445,000, attributable to the purchase of fixed assets ($537,000 incurred by TDL in connection with its new operating facility) that was partially offset by the sale of marketable securities and fixed assets.

Cash flows used in financing activities for the year ended December 31, 2010 was $1,512,000, attributable to the repayments of long term debt and purchase of treasury stock that was partially offset by loan proceeds from our line of credit and stock option exercises. Cash flows used in financing activities for the year ended December 31, 2009 was $1,488,000, was primarily attributable to the repayments of long term debt and purchase of treasury stock that was partially offset from loan proceeds from our line of credit and stock option exercises.

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

     In April 2005, we entered into a five year $2,000,000 promissory note with the selling shareholders of TDL ("TDL Shareholder Note") at an interest rate of prime plus 2.00. Principal payments of $100,000 were made on a quarterly basis along with accrued interest. In June 2007, we refinanced the $1,050,000 balance due on the TDL Shareholder Note with our primary commercial lender. Under the terms of the new term loan entered into with our primary commercial lender ("TDL Refinanced Shareholder Loan"), monthly payments of $35,000 were made over a thirty-month period (through January 2010) along with accrued interest pursuant to the interest terms described below. The TDL Refinanced Shareholder Loan was paid off in January 2010.

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

The term loan is payable in 60 consecutive monthly installments of principal and interest and matures on March 1, 2015. The expiration date on the line of credit was extended to August 15, 2011. Payment of interest on all loans is due at a rate per annum (at our option) as follows: (1) for a prime rate loan under the line of credit at a rate equal to the Prime Rate established by the Bank plus 0%, (2) for a prime rate loan under the term loan at a rate equal to the Prime Rate established by the Bank plus 0.5%, (3) for a LIBOR loan under the line of credit at a rate equal to LIBOR plus 2% and (4) for a LIBOR loan under the term loan at a rate equal to LIBOR plus 3%.

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

As a result of our first quarter loss, primarily due to shipping schedule delays, we were not in compliance with one of our financial covenants at March 31, 2010. In May 2010, our lender agreed to (i) waive the covenant default; and
(ii) to amend the financial covenant ratio in question for the remainder of 2010 and replace it with a new covenant related to the Company's operating profitability. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on our line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, we agreed to enhanced reporting and monitoring requirements, to suspend our stock repurchase program, and all future borrowings to be on a prime rate basis only and not on a LIBOR basis.

As a result of our fourth quarter loss, primarily due to the costs associated with the non-renewal of our former chief executive officer's employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. In March 2011, we and our lender agreed to (i) waive the covenant default; (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the our operating profitability;
(iii) modify the definition of a financial covenant; (iv) institute a new covenant related to the Company's liquidity; and (v) extend the expiration date of our line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000 plus legal fees but did not change the interest rate on our line of credit or term debt.

Our existing capital resources, including our bank credit facilities and our cash flow from operations, is expected to be adequate to cover our cash requirements for the foreseeable future.

     In August 2008, our Board of Directors authorized a stock repurchase program through December 2010, allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions. During the period from August 2008 through May 2010, we repurchased approximately 369,000 shares at an average price of $2.48 per share. Total consideration for the repurchased stock was approximately $915,000. In May 2010, in connection with the amendment to our credit agreement, we suspended our stock repurchase program.

Inflation  has  not  materially  impacted  the  operations  of  our  Company.

Off-Balance  Sheet  Arrangements

     None.

Certain  Material  Trends
-------------------------

     During the first quarter of 2010, our revenue and profitability was adversely affected by approximately $2.8 million in production orders contained in the backlog of our Orbit Instrument Division and TDL subsidiary, some of which was scheduled for delivery in the first quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware. Shipments on the orders for our Orbit Instrument Division, approximating $800,000, commenced in the fourth quarter and have continued into the first quarter of 2011. Shipment for the $2,000,000 in orders for our TDL subsidiary was initially postponed until 2011; however, in November 2010, TDL received notification that its prime contractor was terminated by the U.S.
Government. TDL does not have any significant termination claim on this contract.

During the third quarter of 2010 and during the fourth quarter, our Orbit Instrument Division received several new follow-on contract awards for its legacy hardware. Based on these awards, our Orbit Instrument Division, in 2010, recorded bookings of over $11,000,000, its highest level in many years. In addition, the Division was recently notified by its prime contractor on a program that it provides one of its products related to Federal Aviation Administration air traffic control towers that it is seeking to procure a significant amount of units which could approximate $4,400,000. Delivery schedules for these units have not yet been determined although it is currently expected that the concentration of deliveries will be in 2013. Nevertheless, we expect initial orders under this contract to be received during 2011. Due to its increasing backlog and this latest opportunity, our Orbit Instrument Division appears well positioned for increased revenue and profitability in 2011.

ICS experienced a delay in the award for its MK 119 Gun Console System which affected its first and second quarter shipments in 2009. This award was finally received by ICS at the end of September 2009. ICS had commenced the procurement process of material and labor resources were allocated to the job beginning in the second quarter. As a result, certain cabinets were delivered by the end of 2009 but due to the delay in the receipt of the award, other cabinets were not delivered until the second quarter of 2010 and due to inefficient production resulting from the delay, profitability was adversely affected. We experienced a similar delay in the award of the MK 119 Gun Console System to ICS for 2010. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.

     The commercial division of our Power Group has historically been vulnerable to a weak economy. Bookings in the commercial division were weak during most of 2009 due to the severe recession resulting from the financial crisis. However, bookings from the COTS division remained fairly strong. However, as economic conditions started to improve into 2010, bookings from our commercial division started to improve along with continued strength from our COTS division. As a result, our Power Group had another strong year of revenue and profitability for 2010 and improved economic conditions has our Power Group well positioned for increased revenue and profitability for 2011.

In April 2005, we completed the acquisition of TDL and its operations became part of our Electronics Group. In December 2007, we completed the acquisition of ICS which also became part of our Electronics Group. Our Electronics Group and the COTS Division of our Power Group are heavily dependent on military spending. Although we are heavily dependent upon military spending as a source of revenues and income, increased military spending does not necessarily guarantee us increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts. Due to budget constraints, government spending is coming under intense pressure and the defense budget, usually immune from such pressures, is also under review.

Reductions in the level of military spending by the United States Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings. However, we believe that any future cuts in defense spending will be in certain areas of the defense budget that will not affect us. In fact, we believe that defense budget dollars that are allocated to modernization and refurbishment of military equipment will remain the same or increase which will generally benefit us.

   Although our Electronics Group and our COTS Division of our Power Group are pursuing several opportunities for reorders, as well as new contract awards, we have normally found it difficult to predict the timing of such awards. In addition, we have an unprecedented amount of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date but the timing of such is also uncertain. However, once initial production is received, we believe we are generally well positioned to receive follow-on orders depending on government needs and funding requirements.

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

Despite the expected increase in military refurbishment and modernization, we still face a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs. In addition, these new contracts require incurring up-front design, engineering, prototype and pre-production costs. While we attempt to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the United States Government, for such effort. In addition, even if the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun that may not be reimbursable. Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production. In such event, even if we are reimbursed for our development costs, it will not generate any significant profits.

          In May 2009, we hired an investment banker to pursue strategic alternatives to enhance shareholder value. Those investment banker's activities were primarily focused on a potential sale of the Company. In January 2011, we terminated the services with such investment banker and we are no longer actively pursuing a sale of the Company.

     In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available, particularly to integrate into our current operating facilities. However, there is no assurance that any future acquisition will be accomplished. In addition, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy the interest payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM  9A.     CONTROLS  AND  PROCEDURES

     DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) of the Exchange Act.

     Our management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2010, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

     There have been no changes in our internal control over financial reporting during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM  9B.     OTHER  INFORMATION

     There have not been any other material changes in our affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2010.


          PART  III
          ---------

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS,  AND  CORPORATE     GOVERNANCE.

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2011 Annual Meeting of Stockholders.

ITEM  11.     EXECUTIVE  COMPENSATION

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2011 Annual Meeting of Stockholders.

ITEM  13.     CERTAIN  RELATIONSHIPS,  AND  RELATED  TRANSACTIONS  AND
DIRECTOR  INDEPENDENCE

     Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2011 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2011 Annual Meeting of Shareholders.

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

     (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

10.5 Amendment to Employment Agreement dated February 25, 2011 between Registrant and Bruce Reissman. Incorporated by reference to Registrant's Current Report on Form 8-K for February 25, 2011.

10.6 Form of Indemnification Agreement between the Company and each of its Directors dated as of September 10, 2001. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.7 Purchase and Sale Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.8 First Amendment to Lease between the Company and 80 Cabot Realty, LLC dated as of January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K for February 22, 2011.
10.9 Credit Agreement dated as of March 10, 2010 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and Capital One, N.A. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K for March 16, 2010.

10.10 Security Agreement dated as of March 10, 2010 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and Capital One, N.A. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K for March 16, 2010.

10.11 Term Loan and Security Agreement dated as of December 19, 2007, between Orbit International Corp. and Merrill Lynch Business Financial Services Inc. ("MLBFS"). Incorporated by reference to Exhibit 10.6 to Registrant's
Current  Report  on  Form  8-K  for  December  19,  2007.

10.12 Net lease dated as of April 4, 2005 by and between Rudy's Thermo-Nuclear Devices, as Landlord, and TDL Manufacturing, Inc. and TDL Development Laboratory, Inc. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

10.13 Term Loan and Security Agreement dated as of April 4, 2005 between the Company and Merrill Lynch Financial Business Services Inc. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

10.14 Collateral Installment Note to Merrill Lynch Financial Business Services Inc. dated as of April 4, 2005, from the Company. Incorporated by reference to Registrant's Current Report on Form 8-K for April 4, 2005.

10.15 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Kenneth J. Ice. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.16 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Michael R. Rhudy. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.17 Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Julie A. McDearman. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.18 Custody, Pledge and Security Agreement, dated as of December 19, 2007, by and among Orbit International Corp. ("Pledgor"), Kenneth J. Ice, Michael R. Rhudy and Julie A. McDearman ("Pledgees"), and Phillips Nizer LLP ("Custodian"). Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.19 Form of Contingent Promissory Note (three substantially similar notes were issued) from Orbit International Corp. to Kenneth J. Ice. Incorporated by reference to Registrant's Current Report on Form 8-K for December 19, 2007.

10.20 Form of Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Incorporated by reference to Registrant's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

10.21*    Amendment  and  Waiver  to  Credit  Agreement

21.1*     Subsidiaries  of  Registrant.

23.1*     Consent  of  EisnerAmper  LLP.

23.2*     Consent  of  Amper,  Politziner  &  Mattia,  LLP.

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

32.1*     Certification  of  the  Chief  Executive  Officer  required  by  Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.

32.2*     Certification  of  the  Chief  Financial  Officer  required  by  Rule
13a-14(b)  or  Rule  15d-14(b)  and  18  U.S.C.  1350.
_________
     *  Filed  herewith.


                                                    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

                                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    ------------------------------------------

Report of Independent Registered Public Accounting Firm -                                                             F-1
  EisnerAmper LLP

Report of Independent Registered Public Accounting Firm -                                                             F-2
  Amper, Politziner & Mattia, LLP

Consolidated Financial Statements:

   Balance Sheets as of December 31, 2010 and 2009                                                                    F-3
   Statements of Operations for the Years Ended December 31, 2010 and 2009                                            F-4
   Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010 and 2009  F-5
   Statements of Cash Flows for the Years Ended December 31, 2010 and 2009                                         F-6 - F-7
   Notes to Consolidated Financial Statements                                                                      F-8 - F-25


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders
Orbit  International  Corp.

We have audited the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries (the "Company") as of December 31, 2010 and the related consolidated statements of operations, stockholders' equity and comprehensive (loss), and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial  statements.   An  audit  also  includes  assessing  the  accounting
principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and Subsidiaries as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.


/s/ EisnerAmper  LLP
New  York,  New  York
March  31,  2011




            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders
Orbit  International  Corp.

We have audited the accompanying consolidated balance sheet of Orbit International Corp. and Subsidiaries (the "Company") as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive (loss), and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and Subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.


/s/ Amper,  Politziner  &  Mattia,  LLP
New  York,  New  York
March  31,  2010


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                              2010            2009
---------------------------------------------------------------                   ------------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                                        $ 1,964,000     $ 2,321,000
  Investments in marketable securities                                                 146,000       1,019,000
  Accounts receivable, less allowance for doubtful accounts of $145,000              3,927,000       3,857,000
  Inventories                                                                       11,627,000      11,624,000
  Costs and estimated earnings
   in excess of billings on uncompleted contracts                                      468,000       1,079,000
  Deferred tax asset                                                                   391,000         714,000
  Other current assets                                                               1,043,000         287,000
                                                                                     ---------       ----------
TOTAL CURRENT ASSETS                                                                19,566,000      20,901,000

Property and equipment, net                                                          1,172,000       1,246,000
Intangible assets, net                                                                    -            227,000
Goodwill                                                                             1,688,000       2,483,000
Deferred tax asset                                                                   1,847,000       1,403,000
Other assets                                                                           106,000         661,000
                                                                                     ---------      ----------
TOTAL ASSETS                                                                       $24,379,000     $26,921,000
                                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                $   931,000     $   995,000
  Notes payable - bank                                                                 387,000         988,000
  Accounts payable                                                                     794,000       1,084,000
  Liability associated with former chief executive officer                           1,194,000            -
  Income taxes payable                                                                   -              57,000
  Accrued expenses                                                                   1,051,000       1,102,000
  Customer advances                                                                    118,000          32,000
  Deferred income                                                                       85,000          85,000
                                                                                   -----------     -----------
TOTAL CURRENT LIABILITIES                                                            4,560,000       4,343,000

  Deferred income                                                                       86,000         171,000
  Liability associated with former chief executive officer,
    net of current portion                                                             494,000             -
  Long-term debt, net of current portion                                             3,026,000       4,034,000
                                                                                    ----------      ----------
TOTAL LIABILITIES                                                                    8,166,000       8,548,000
                                                                                   -----------      ----------
Stockholders' Equity:
 Common stock, $.10 par value, 10,000,000 shares authorized,
   5,101,000 and 4,931,000 shares issued at 2010 and 2009, respectively, and 4,732,000 and 4,563,000 shares outstanding at 2010 and 2009,
   respectively                                                                        510,000         493,000
 Additional paid-in capital                                                         22,360,000      21,464,000
 Treasury stock, at cost, 369,000 and 368,000 shares, respectively                    (915,000)       (913,000)
 Accumulated other comprehensive income, net of income tax                              19,000          65,000
 Accumulated deficit                                                                (5,761,000)     (2,736,000)
                                                                                    -----------    ------------
STOCKHOLDERS' EQUITY                                                                16,213,000      18,373,000
                                                                                    ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $24,379,000     $26,921,000
                                                                                   ===========     ============


ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                                  2010           2009
                                                                                 -------------     -----------
Net sales                                                                           $26,749,000   $26,518,000

Cost of sales                                                                        17,273,000    15,790,000
                                                                                    -----------   ------------
Gross profit                                                                          9,476,000    10,728,000
                                                                                    -----------   ------------

Selling, general and administrative expenses                                          9,614,000    10,248,000

Costs related to non-renewal of former chief executive officer contract               2,000,000         -

Impairment of intangible assets                                                         129,000     1,622,000

Goodwill impairment                                                                     795,000       426,000

Interest expense                                                                        225,000       208,000

Investment and other income, net                                                       (275,000)     (208,000)
                                                                                     -----------   -----------
Total expenses, net                                                                  12,488,000    12,296,000
                                                                                     ----------    -----------
Loss before income tax provision                                                     (3,012,000)   (1,568,000)

Income tax provision                                                                     13,000        39,000
                                                                                     ----------    -----------
Net loss                                                                            $(3,025,000)  $(1,607,000)
                                                                                    ============  ============

Net loss per common share:

Basic                                                                               $      (.66)  $      (.37)
                                                                                    ============  ============
Diluted                                                                             $      (.66)  $      (.37)
                                                                                    ============  ============



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010 AND 2009
 --------------------------------------
                                        COMMON STOCK                                                       ACCUMULATED OTHER
                                    10,000,000 SHARES                                                      COMPREHENSIVE
                                        AUTHORIZED        ADDITIONAL                                       INCOME (LOSS),
                                    SHARES                PAID-IN      ACCUMULATED       TREASURY STOCK    NET OF INCOME
                                    ISSUED       AMOUNT   CAPITAL      DEFICIT        SHARES       AMOUNT  TAX                TOTAL
                                   -------      -------  --------      -------------  ------       ------  ------------    --------
Balance at January 1, 2009        4,772,000    $477,000  $21,032,000   $(1,129,000)     237,000   $(529,000) $(125,000) $19,726,000

Share-based compensation expense       -            -         310,000         -            -            -         -         310,000

Issuance of restricted stock         84,000        8,000       (8,000)        -            -            -         -            -

Exercise of options                  75,000        8,000       76,000         -            -            -         -          84,000

Tax benefit of stock option
  exercise                              -             -        54,000         -            -            -         -          54,000

Purchase of treasury stock              -             -           -           -          131,000   (384,000)      -        (384,000)

Change in unrealized gains
 and losses on marketable
  securities, net of income tax         -             -           -           -            -            -      190,000      190,000

Net loss                                -             -           -     (1,607,000)        -            -        -       (1,607,000)
                                                                                                                         ----------
Comprehensive loss- 2009                                                                                                 (1,417,000)
                                    --------     ---------   ---------- ----------     ----------  ---------  --------- -----------
Balance at December 31, 2009       4,931,000      493,000    21,464,000 (2,736,000)      368,000   (913,000)    65,000   18,373,000
                                   ---------      -------   ----------  ----------     ---------   ---------   --------  ----------

Share-based compensation expense        -            -          656,000       -             -           -         -         656,000

Issuance of restricted stock          48,000        5,000        (5,000)      -             -           -         -            -

Exercise of options                  128,000       13,000       150,000       -             -           -         -         163,000

Tax benefit of stock option
  exercise                               -             -         94,000       -             -           -         -          94,000

Purchase of treasury stock               -             -             -        -            1,000     (2,000)      -          (2,000)

Forfeiture of restricted stock       (6,000)       (1,000)        1,000       -             -           -         -             -

Change in unrealized gains
 and losses on marketable
  securities, net of income tax          -             -             -        -              -          -      (46,000)     (46,000)

Net  loss                                -             -             -  (3,025,000)          -          -          -     (3,025,000)
                                                                                                                         ----------
Comprehensive loss- 2010                                                                                                 (3,071,000)
                                    ----------     --------  ---------  ----------     -----------   --------  --------  ----------
Balance at December 31, 2010       5,101,000     $510,000  $22,360,000 $(5,761,000)      369,000   $(915,000)  $19,000  $16,213,000
                                   =========     ========= =========== ===========      =========  ==========  =======  ===========



ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                           2010                        2009
------------------------                                                          -----                       ------
Cash flows from operating activities:

  Net loss                                                                    $ (3,025,000)            $(1,607,000)

  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Impairment of intangible assets                                                129,000               1,622,000
    Goodwill impairment                                                            795,000                 426,000
    Share-based compensation expense                                               656,000                 310,000
    Amortization of intangible assets                                               98,000                 497,000
    Depreciation and amortization                                                  278,000                 242,000
    Bond premium amortization                                                        1,000                   6,000
    Bad debts                                                                          -                    10,000
    Unrealized impairment loss on write down of marketable securities                  -                    39,000
    Gain on sale of marketable securities                                         (129,000)                (26,000)
    Deferred income                                                                (85,000)                (86,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                   (70,000)               2,466,000
      Increase in inventories                                                       (3,000)                 (88,000)
      Decrease (increase) in costs and earnings in excess of billings              611,000               (1,079,000)
      (Increase) in other current assets                                          (756,000)                 (89,000)
      Decrease (increase) in other assets                                          555,000                  (17,000)
       Increase in liability associated with former chief executive officer      1,688,000                      -
      Decrease in accounts payable                                                (290,000)                (415,000)
      Increase (decrease) in customer advances                                      86,000                   (5,000)
      Decrease in taxes payable                                                    (57,000)                 (12,000)
      Decrease in accrued expenses                                                 (51,000)                 (20,000)
                                                                                -----------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          431,000                2,174,000

Cash flows from investing activities:
    Sale of marketable securities                                                  928,000                  388,000
    Purchase of property and equipment                                            (204,000)                (842,000)
    Sale of fixed asset                                                               -                       9,000
                                                                                -----------              ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                724,000                 (445,000)

Cash flows from financing activities:
  Purchase of treasury stock                                                        (2,000)                 (384,000)
  Repayments of long-term debt and note payable-bank                            (3,682,000)               (2,884,000)
  Proceeds from issuance of note payable-bank                                    2,009,000                 1,696,000
  Proceeds from exercise of stock options                                          163,000                    84,000
                                                                                ----------                -----------
NET CASH USED IN FINANCING ACTIVITIES                                           (1,512,000)               (1,488,000)
                                                                                ----------                -----------

(continued)


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------
(CONTINUED)


Net (decrease) increase in cash and cash equivalents                              (357,000)                    241,000

Cash and cash equivalents at beginning of year                                   2,321,000                   2,080,000
                                                                               -----------                  -----------
Cash and cash equivalents at end of year                                      $  1,964,000                 $ 2,321,000
                                                                              ============                 ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                                        $    231,000                 $   207,000

Cash paid during the year for income taxes                                    $     69,000                     $61,000



1.  ORGANIZATION AND BUSINESS:
--  --------------------------
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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--  -------------------------------------------

     GENERAL

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, goodwill impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other-than-temporary impairment on marketable securities.

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

     INVENTORIES

     Inventories, which consist of raw materials, work-in-process, and finished goods, are recorded at the lower of cost (specific, average and first-in, first-out basis) or market. Inventories are shown net of any reserves relating to any potential slow moving or obsolete inventory.

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

     LONG-LIVED  ASSETS

     When impairment indicators are present, the Company reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. In the event the future undiscounted cash flows of the long-lived asset are less than the carrying value, the Company will record an impairment charge for the difference between the carrying value and the fair value of the long-lived asset.

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

     STOCK  BASED  COMPENSATION

     The Company accounts for stock-based compensation awards based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards.

     EARNINGS  (LOSS)  PER  SHARE

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of shares of common stock and the dilutive effect of unexercised stock options and the unearned portion of restricted stock awards.

     FREIGHT  AND  DELIVERY  COSTS

     The Company's freight and delivery costs were $131,000 and $116,000 for the years ended December 31, 2010 and 2009, respectively. These costs are included in selling, general and administrative expenses.

     RESEARCH  AND  DEVELOPMENT  EXPENSES

     Research and development costs are expensed when incurred. The Company expensed approximately $1,412,000 and $1,446,000 for research and development during the years ended December 31, 2010 and 2009, respectively.


3. INVENTORIES:
-- ------------
Inventories consist of the following:

     December 31,                2010              2009
                               -------            -------

Raw materials               $  7,584,000      $  7,569,000
Work-in-process                3,512,000         3,328,000
Finished goods                   531,000           727,000
                            ------------      -------------
                            $ 11,627,000      $ 11,624,000
                            ============      =============

  4.  MARKETABLE SECURITIES:
  --  ------------------------
The following is a summary of the Company's available-for-sale marketable securities at December 31, 2010 and 2009:

                                                Unrealized
                          Adjusted    Fair      Holding
December 31, 2010         Cost        Value     Gain
-----------------         ----       -----       ----

Corporate Bonds       $  116,000   $ 145,000   $ 29,000
U.S. Government
  Agency Bonds             1,000       1,000        -
                       ----------   ---------  ---------
Total                 $  117,000   $ 146,000   $ 29,000
                      ===========  ==========  =========

December 31, 2009
-----------------

Corporate Bonds       $  915,000    $1,018,000  $  103,000
U.S. Government
  Agency Bonds             1,000         1,000        -
                      ----------    ---------- ----------
Total                $   916,000    $1,019,000  $  103,000
                     ===========    ==========  ==========

Maturities of marketable securities classified as available-for-sale at December 31, 2010 are as follows:

Due after one year through five years         $116,000
Due after five years through ten years           1,000
                                             ---------
                                              $117,000
                                              ========

During 2009, the Company charged $39,000 against investment and other income-net to record the impairment in market value of certain available-for-sale securities deemed to be other than temporary.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
--  -------------------------------------
ASC 820, Fair Value Measurements and Disclosures, requires disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The tables below present the balances, as of December 31, 2010 and 2009, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.


   2010                 Total     Level  1     Level  2     Level  3
   ----                 -----     --------     --------     --------

Corporate  Bonds    $   145,000   $ 145,000     $   -      $   -
U.S.  Government
Agency  Bonds             1,000       1,000         -          -
                    -----------   ---------      ------    ------
Total  Assets       $   146,000   $ 146,000     $   -      $   -
                    ===========   =========     =======    =======


     2009                 Total     Level  1     Level  2     Level  3
     ----                 -----     --------     --------     --------

Corporate  Bonds     $1,018,000    $1,018,000     $    -     $   -
U.S.  Government
Agency  Bonds             1,000         1,000          -         -
                      ---------      ---------     -------    ------
Total  Assets        $1,019,000    $1,019,000     $    -     $   -
                     ==========    ==========     ========    ======


The Company's only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as Level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to their relatively short maturities. Long-term debt carrying value and liability associated with former chief executive officer are approximate to their fair value at the balance sheet date. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

6.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON
    UNCOMPLETED CONTRACTS:
--  -------------------------------------------------------

At December 31, 2010 and 2009, costs and estimated earnings in excess of billings on uncompleted contracts consist of:
                                             2010                    2009
                                            -----                 ---------
Costs incurred on uncompleted contracts    $1,040,000           $2,211,000
Estimated earnings                            167,000              980,000
                                           ----------           -----------
                                            1,207,000            3,191,000
Less: billings to date                       (739,000)          (2,112,000)
                                           -----------          -----------
Cost and estimated earnings in excess of
  billings on uncompleted contracts        $  468,000           $1,079,000
                                           ==========           ==========


  7.   INTANGIBLE ASSETS AND GOODWILL:
  --  ---------------------------------
ASC 350, Intangibles-Goodwill and Other, requires that an intangible asset with a finite life be amortized over its useful life and that goodwill and other intangible assets with indefinite lives not be amortized but evaluated for impairment. The Company performs its annual impairment test of goodwill at the end of its fiscal year and tests its other intangible assets when impairment indicators are present.

At December 31, 2010, the Company's goodwill and intangible assets consist of the following:

                                     Estimated          Gross                                      Net
                                       Useful          Carrying     Accumulated     Accumulated    Carrying
                                        Life            Value      Amortization     Impairment     Value
                                      --------          ----       ------------     ------------    ------------
Goodwill                                              $ 9,798,000          -        (8,110,000)    $1,688,000
                                                      ============   ============   ===========    ==============

Intangible Assets:
 Contract relationships              15 Years           2,000,000       (278,000)    (1,722,000)            -
 Contract backlog                    1-5 Years          1,750,000     (1,750,000)         -                 -
 Non-compete agreements              3 Years              415,000       (386,000)       (29,000)            -
                                                      ------------   ------------    -----------      -----------
                                                       $4,165,000  $  (2,414,000)   $(1,751,000)    $       -
                                                       ==========  ==============   ============    =============

At December 31, 2009, the Company's goodwill and intangible assets consist of the following:

                                       Estimated          Gross                                              Net
                                        Useful          Carrying         Accumulated      Accumulated        Carrying
                                         Life             Value          Amortization      Impairment        Value
                                         ----             -----          ------------     ------------       -------
Goodwill                                                $ 9,798,000            -         $(7,315,000)       $2,483,000
                                                        ============        =======       ===========       ==========
Intangible Assets:
 Contract relationships                15 Years           2,000,000        (267,000)      (1,593,000)          140,000
 Contract backlog                     1-5 Years           1,750,000      (1,668,000)            -               82,000
 Non-compete agreements                3 Years              415,000        (381,000)         (29,000)            5,000
                                                        ------------     -----------      -----------        ----------
                                                         $4,165,000    $ (2,316,000)     $(1,622,000)       $  227,000
                                                         ==========    =============     ============       ===========

The Company recognized amortization expense of $98,000 and $497,000 for the years ended December 31, 2010 and 2009, respectively.

During September 2010, ICS received an award for fewer MK 119's than it received during the prior year. In addition, during the fourth quarter of 2010, we learned that the award for potential new business on the U.S. Navy's new Littoral Combat Ship will be less than expected. Consequently, we determined that future cash flows for ICS are projected to decrease. As a result, we determined the undiscounted future cash flows for certain of our intangible assets were less than their carrying value. Therefore, we recorded an impairment charge for the full remaining carrying value ($129,000) of ICS' intangible assets in the year ended December 31, 2010. Also during the fourth quarter 2010, after completing the annual impairment testing of goodwill pursuant to ASC 350, we concluded an impairment charge of $795,000, representing the remaining carrying value of goodwill, should be take in connection with the goodwill arising from the acquisition of ICS in 2007.

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

During 2010 and 2009, the methods used to determine the fair value of the Company's reporting units were an income approach (discounted cash flow analysis based on financial and operating projections) and a market approach (comparison of financial data for publicly traded companies engage in similar lines of business).

 8.  PROPERTY AND EQUIPMENT:
--  ------------------------
Property and equipment at cost, consists of the following:

December 31,                                                 2010          2009
                                                            -----       --------
Leasehold improvements                                   $  879,000     $851,000
Computer equipment                                          622,000      572,000
Machinery and equipment                                   1,595,000    1,479,000
Autos                                                        87,000       87,000
Furniture and fixtures                                      788,000      778,000
                                                         ----------   ----------
                                                          3,971,000    3,767,000
Accumulated depreciation and amortization                (2,799,000)  (2,521,000)
                                                         -----------  ----------
                                                       $  1,172,000  $ 1,246,000
                                                       ============  ===========

The Company recognized, on a straight-line basis, depreciation and amortization expense of $278,000 and $242,000 for the years ended December 31, 2010 and 2009, respectively

  9.  DEBT:
  --  -----
     During March 2010, the Company entered into a $3,000,000 line of credit with a commercial lender secured by all assets of the Company. In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a new five-year $4,655,000 term loan facility that matures March 2015. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. During March 2011, the expiration date on the line of credit was extended to August 15, 2011 unless sooner terminated for an event of default including adherence to certain financial covenants. Outstanding borrowings under the line of credit were $387,000 at December 31, 2010. In March 2010, the Company fully paid the outstanding principal on its term loans and line of credit with its previous commercial lender.

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

     The Company was not in compliance with one of its financial covenants as of December 31, 2010. In March 2011, the Company and its lender agreed to (i) waive the covenant default; (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the Company's operating profitability; (iii) modify the definition of a financial covenant; (iv) institute a new covenant related to the Company's liquidity; and (v) extend the expiration date of the Company's line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000 plus legal fees but did not change the interest rate on the Company's line of credit or term debt.
The  Company's  long-term  debt  obligations  are  as  follows:

December 31,                                                                              2010                 2009
------------                                                                             -----                 -----

Term  loan  agreement,  collateralized  by  all  business assets of the Company.
Payable  in sixty (60) monthly payments of approximately $77,500. The loan bears interest  equal  to the prime rate of interest (3.25% at December 31, 2010) plus
1.5%.  Matures  March  2015.                                                            $3,957,000                  -


Term  loan agreement, collateralized by all business assets of the Company, used to  finance  the  acquisition of TDL ("TDL Shareholder Note"). Payable in thirty
(30) monthly payments of approximately $35,000. The loan bears interest equal to the  one-month  LIBOR rate (0.26% at December 31, 2010) plus 4.00%. The loan was
fully  paid  in  January  2010.                                                              -              $35,000


Term  loan  agreement,  which  is  collateralized  by all business assets of the
Company,  was  used to finance the acquisition of TDL ("TDL Term Loan"). Payable in  fifty-nine  (59)  monthly  principal payments of approximately $60,000 and a sixtieth  payment  of  approximately $1,190,000 in 2010. The loan bears interest equal  to  the one-month LIBOR rate (0.26% at December 31, 2010) plus 4.00%. The
loan  was  fully  paid  in  March  2010.                                                     -            1,726,000


Term  loan agreement, collateralized by all business assets of the Company, used to  finance  the acquisition of ICS ("The ICS Term Loan"). Payable in fifty-nine
(59)  monthly payments of approximately $54,000 and a sixtieth (60th) payment of approximately $1,339,000 in 2013. The loan bears interest equal to the one-month
LIBOR  rate  (0.26% at December 31, 2010) plus 4.00%. The loan was fully paid in
March  2010.                                                                                 -            3,268,000
                                                                                      -------------     ------------
                                                                                        3,957,000         5,029,000
Less:  current  portion                                                                   931,000           995,000
                                                                                      -------------      -----------
                                                                                       $3,026,000        $4,034,000
                                                                                       ==========        ===========

     Principal payments due on the Company's long-term debt are as follows:

Year ending December 31,

        2011     $    931,000
        2012          931,000
        2013          931,000
        2014          931,000
        2015          233,000
                    ----------
                  $ 3,957,000
                  ===========

10.  STOCK-BASED COMPENSATION PLANS:
--   --------------------------------
     The Company has various stock-based compensation plans, which provide for the granting of nonqualified and incentive stock options, as well as restricted stock awards to officers, key employees and nonemployee directors. The plans authorize the granting to officers and key employees, stock options and restricted stock awards, to acquire up to 1,891,000 common shares. Each plan grants options at the market value of the Company's stock on the date of such grant and all options expire ten years after granted. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee with vesting ranging from one to ten years. Generally the awards vest based upon time-based conditions. Stock option exercises are funded through the issuance of the Company's common stock. Stock compensation expense for the years ended December 31, 2010 and 2009 was $656,000 and $310,000, respectively.

The  following  table  summarizes  activity  in  stock  options:
December 31,                                   2010                           2009
------------                   ---------------------------------     -------------------------
                                                        Average
                                           Weighted-    Remaining                   Weighted-
                                           Average      Contractual                 Average
                                           Exercise     Term                        Exercise
                               Options     Price       (in years)      Options      Price
-----------------------------  ----------  ----------  ----------     --------     -------------
Outstanding at
 beginning of year             476,000  $    3.58           3           591,000  $    3.19

Granted                            -           -            -            85,000       2.00

Forfeited                      (34,000)      6.20           -          (125,000)      2.15

Exercised                     (128,000)      1.26           -           (75,000)      1.13
-----------------------------  --------  ------------   -----------   -----------   ---------

Outstanding at end of
 Year                          314,000   $   4.24           3           476,000      $3.58
                              ========== ==========   ===========    ===========  =========

Outstanding and
 exercisable at end
 of year                        258,000  $   4.73          3             405,000      $3.85
                              ========== ==========   ===========     ===========  ========

Weighted-average fair
 value of options granted
 during the year                    -                                                $ 1.02
                               ==========                                            =======

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:



                         Options Outstanding                           Options Exercisable
                  --------------------------------------------   --------------------------------
                               Weighted-
                               average              Weighted-                Weighted-
                               Remaining            average                  average
   Range of       Number       Contractual          Exercise    Number       Exercise
Exercise Prices   Outstanding  Life/Years           Price       Exercisable  Price
---------------   -----------  -------------------  ----------  -----------  --------------------
 .60 - $2.00           85,000        4             $     1.96       29,000  $        1.89
3.01 - $3.70            3,000        3             $     3.60        3,000  $        3.60
4.51 - $5.96          226,000        3             $     5.11      226,000  $        5.11
----------------  -----------  -------------------  ----------  -----------  --------------------
..60 - $5.96           314,000        3             $     4.24      258,000  $        4.73
================  ===========  =================== ===========  ===========  ====================

At December 31, 2010, 12,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights.


At December 31, 2010, the aggregate intrinsic value of options outstanding was $156,000 and the aggregate intrinsic value of options exercisable was $55,000. At December 31, 2009, the aggregate intrinsic value of options outstanding was $514,000 and the aggregate intrinsic value of options exercisable was $383,000. The intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was approximately $257,000 and $147,000, respectively.


The Company estimated the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. The assumptions used for stock option grants issued during the following periods were as follows:


December  31,                                  2010                      2009
-------------                                  -----                     -----
Expected  Volatility                             -                      61.86%

Risk-free  interest  rate                        -                       1.88%

Expected  term  of  options  (in  years)         -                       4.5

Dividend  Yield                                  -                        -

Expected volatility assumptions utilized for 2009 were based on the volatility of the Company's stock price for 4.5 years, prior to grant date. The risk-free rate for 2009 is derived from the 5 and 10 year U.S. treasury yield on grant date, respectively. Expected life for 2009 was estimated using the "simplified" method, as allowed under the provisions of the Securities and Exchange Commission Staff Bulletin No. 107, since there was no prior history of similar stock option grants. Dividend yield is based on prior history of cash dividends declared.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2010:

                                        Number  of           Weighted-Average
                                         Shares          Grant-Date  Fair  Value
                                        ----------       -----------------------

Nonvested  stock  options
 at  January  1,  2010                    71,000                    $1.02

Granted                                      -                        -

Vested                                   (14,000)                   1.02

Forfeited                                    -                        -
                                        ----------               ---------

Nonvested  stock  options
 at  December  31,  2010                  57,000                   $1.02
                                          ======                   ======


At December 31, 2010, there was approximately $9,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next three years.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2009:

                             Number  of      Weighted-Average
                             Shares         Grant-Date  Fair  Value
                            -----------     ------------------------
Nonvested  stock  options
 at  January  1,  2009          9,000                $3.06

Granted                        85,000                 1.02

Vested                        (22,000)                1.74

Forfeited                      (1,000)                2.91
                             ---------             -------
Nonvested  stock  options
 at  December  31,  2009        71,000               $1.02
                             =========               =====


The Company's stock based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the year ended December 31, 2010, approximately 48,000 shares of restricted stock were awarded to senior management and independent directors. During the year ended December 31, 2009, approximately 84,000 shares of restricted stock were awarded to senior management. As of December 31, 2010, the Company had unearned compensation of $440,000 associated with all of the Company's restricted stock awards; the expense is to be recognized over the next four years.



  11.  EMPLOYEE BENEFIT PLAN:
  --   ----------------------
A profit sharing and incentive-savings plan provides benefits to certain employees who meet specified minimum service and age requirements. The plan provides for contributions by the Company equal to 1/2 of employee contributions (but not more than 2% of eligible compensation) and the Company may make additional contributions out of current or accumulated net earnings at the sole discretion of the Company's board of directors. The Company contributed approximately $223,000 and $229,000 to the plan during the years ended December 31, 2010 and 2009, respectively.


  12.  INCOME TAXES:
  --   -------------
     For the year ended December 31, 2010, the Company recorded income tax expense of $13,000 for state income and federal minimum taxes. For the comparable period in 2009, the Company utilized net operating loss carry-forwards to offset income taxes except for $39,000 of state income and federal minimum tax expense.

At December 31, 2010 and 2009, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $22,000,000 and $8,000,000, respectively, at December 31, 2010. The net operating loss carry-forwards expire through 2030. Approximately, $15,000,000 of federal net operating loss carry-forwards expire between 2011-2012.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

December 31,                              2010     2009
                                        -------  -------
Tax at U.S. statutory rates             (34.0%)   (34.0%)
State income and federal minimum taxes       -      2.0%
Change in valuation allowance            38.0%     33.0%
Exercise of stock options                (3.0%)       -
Other items, net                         (1.0%)     1.0%
                                        -------  -------
                                             -      2.0%
                                        =======  =======

Deferred tax assets (liabilities) are comprised of the following:
December 31,                                              2010          2009
------------                                       ------------  ------------
Alternative minimum tax credit carry-forward       $   573,000   $   573,000

Net operating loss and capital loss carryfowards
 (including pre-acquisition net operating loss
 carry-forwards)                                     7,673,000     6,655,000

Temporary differences in bases of assets and liabilities:

  Accounts receivable and inventory                    530,000       435,000
  Marketable securities                                 14,000        53,000
  Accrued expenses                                     376,000       222,000
  Stock-based compensation                              72,000        76,000
  Goodwill                                           1,640,000     1,591,000
  Intangible assets                                  1,085,000     1,103,000
  Deferred revenue                                      62,000        94,000
  Property and equipment                              (144,000)     (197,000)
                                                    ----------    -----------
                                                     3,635,000     3,377,000

Total deferred tax assets, net                      11,881,000    10,605,000

Valuation allowance                                 (9,643,000)   (8,488,000)
                                                   ------------  ------------
Net deferred tax assets                            $ 2,238,000   $ 2,117,000
                                                  ============   ============

The increase in the valuation allowance in 2010 was due to a change in the Company's projected future profitability.

Deferred income taxes are included in the accompanying balance sheet as follows:

                      2010              2009
                      ----              ----
Current asset    $   391,000        $   714,000
Long-term asset    1,847,000          1,403,000
                 -----------          ---------
                 $ 2,238,000        $ 2,117,000
                  ==========         ==========

On January 1, 2007, the Company adopted amended accounting principles related to the accounting for uncertainty in income taxes (ASC 740). This amendment provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this amendment provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has evaluated its tax positions and has concluded that the tax positions meet the "more likely than not" recognition threshold. As such, there are no liabilities recorded for uncertain tax positions at December 31, 2010 and 2009. The Company's tax returns from December 31, 2007 through December 31, 2010 remain open to examination. The Company's policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.


 13.     SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:
----     --------------------------------------------------------
Sales to significant customers accounted for approximately 36% (24% and 12%) and 40% (25% and 15%) of the Company's consolidated net sales for the years ended December 31, 2010 and 2009, respectively.

Significant customers of the Company's Electronics Group accounted for approximately 63% (31%, 19% and 13%) and 54% (31% and 23%) of the Electronics Group's net sales for the years ended December 31, 2010 and 2009, respectively.

Significant customers of the Company's Power Group accounted for approximately 34% (21% and 13%) and 28% (14% and 14%) of the Power Group's net sales for the years ended December 31, 2010 and 2009, respectively.

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

14.  LEASING ARRANGEMENTS
--   ---------------------

The Company entered into a sale-leaseback of its New York operating facility in 2001. The Company recorded a deferred gain on sale which is being recognized over the initial term of the lease. Effective January 1, 2011, the Company entered into an amendment to the lease. The amendment extended the lease expiration date to December 31, 2019 and modified the annual lease payments as follows; approximately $390,000 for the years 2011 through 2013, approximately $424,800 for the years 2004 through 2016, and approximately $463,200 for the years 2017 through 2019. The Company's landlord agreed, at its sole expense, to make certain improvements to the facility.

In April 2009, the Company's TDL subsidiary entered into a five year lease for a new operating facility commencing November 1, 2009. Annual rent payments will be approximately $183,600 for the first two years of the lease and approximately $199,200, $206,400 and $213,600 for years three, four and five of the lease, respectively. The lease includes two five year renewable options. In August 2009, TDL entered into a sublease with the landlord on a month-to-month basis for $1,250 per month. Additional operating leases are for the ICS facility, a sales office, vehicles and office equipment.

Future minimum lease payments as of December 31, 2010 under all operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows

Year ending December 31,

    2011                               795,000
    2012                               807,000
    2013                               762,000
    2014                               638,000
    2015 and thereafter              2,240,000
                                    -----------
Total future minimum lease payments $5,242,000
                                    ===========

Rent expense for operating leases was approximately $841,000 and $740,000 for the years ended December 31, 2010 and 2009, respectively.

15.     COMMITMENTS:
---     ------------

The Company elected not to renew the employment agreement of its former chief executive officer effectively terminating his employment as of December 31, 2010. The Company recorded an expense charge of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. Included in the recorded expense is $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock. A majority of the obligation will be paid by January 2012. The former chief executive officer has filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual obligations owed in connection with the contract non-renewal. We are committed to paying the amount that we believe is owed to our former chief executive officer. We believe any amount over what we believe is contractually owed to him is without merit and will be vigorously defended by us.

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of business. The Company is not currently involved in any other legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.

The Company also has employment agreements with two executive officers and five other principal officers. At December 31, 2010, the total contractual obligations under these agreements over the next three years is approximately $1,686,000. In addition, three executive officers will be entitled to bonuses based on certain performance criteria, as defined, and six officers are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $89,000 and $324,000 for years ended December 31, 2010 and 2009, respectively.


 16.     BUSINESS SEGMENTS:
----     ------------------

The Company operates through two reporting segments. The Electronics Group is comprised of the Orbit Instrument Division and TDL and ICS subsidiaries. The Company's Power Group is comprised of its Behlman Electronics, Inc. subsidiary.

The Company's reportable segments are business units that offer different products. The Company's reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes

The following is the Company's reporting segment information as of and for the years ended December 31, 2010 and 2009:
Year ended December 31,                                2010          2009
-----------------------                        ------------  ------------
Net sales:
Electronics Group:
  Domestic                                      $15,798,000   $15,380,000
  Foreign                                         1,031,000     1,331,000
                                                -----------   -----------
Total Electronics Group                          16,829,000    16,711,000
                                                -----------   ------------
Power Group:
  Domestic                                        8,908,000     9,014,000
  Foreign                                         1,179,000     1,170,000
                                                 -----------   -----------
Total Power Group                                10,087,000    10,184,000
                                                -----------   ------------
Intersegment Sales                                 (167,000)     (377,000)
                                                ------------  ------------
Total net sales                                 $26,749,000   $26,518,000
                                               ============  ============

Income (loss) before income tax provision:
  Electronics Group (1)                         $(2,986,000)  $(1,569,000)
  Power Group                                     1,437,000     1,509,000
  Intersegment profit                                61,000       (82,000)
  General corporate expenses not allocated       (1,574,000)   (1,426,000)
  Interest expense                                 (225,000)     (208,000)
  Investment and other income, net                  275,000       208,000
                                                ------------  ------------
  Loss before income tax provision              $(3,012,000)  $(1,568,000)
                                                ============  ============

December 31,                                           2010          2009
                                                ------------  ------------
Assets:
  Electronics Group                             $12,297,000   $12,629,000
  Power Group                                     6,089,000     5,916,000
  General corporate assets not allocated          6,036,000     8,828,000
  Elimination of intersegment receivables           (21,000)     (370,000)
  Elimination of intersegment gross profit in
     ending inventory                               (22,000)      (82,000)
                                                -----------   ------------
       TOTAL ASSETS                             $24,379,000   $26,921,000
                                               ============  ============
Depreciation and amortization:
  Electronics Group                             $   354,000   $   710,000
  Power Group                                        22,000        29,000
  Corporate                                           1,000         6,000
                                               ------------  ------------
       TOTAL DEPRECIATION AND AMORTIZATION      $   377,000   $   745,000
                                                ===========   ============
(1)     Includes  goodwill  and intangible assets impairment charges of $924,000 and  $2,048,000  in  2010  and  2009,  respectively.

17.     NET LOSS PER COMMON SHARE:
---     ---------------------------
The following table sets forth the computation of basic and diluted net loss per common share:

Year Ended December 31,                             2010             2009
                                               ---------           -------
Denominator:
  Denominator for basic net loss per
  share -   weighted-average common shares        4,563,000        4,365,000

Effect of dilutive securities:
  Unearned portion of restricted stock awards          -                 -
  Employee and director stock options                  -                 -
                                                ------------     ------------
Dilutive potential common shares                       -                 -
                                                ------------     ------------
Denominator for diluted net loss
 per share - weighted-average common
 shares and assumed conversions                   4,563,000        4,365,000
                                               ============      ============


The numerator for basic and diluted net loss per share for the years ended December 31, 2010 and 2009 is the net loss for each year.

During the years ended December 31, 2010 and 2009, the Company had net losses and therefore did not include, respectively, 229,000 and 248,000 incremental common shares and options in its calculation of diluted net loss per common share an inclusion of such securities would be anti-dilutive.

Approximately 97,000 and 221,000 shares of common stock were outstanding during the years ended December 31, 2010 and 2009, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.


18.     RELATED PARTY TRANSACTION:
---     --------------------------

TDL leased a facility from a limited partnership, the ownership of which is controlled by the former shareholders of TDL. The lease commenced April 2005 and ended January 2010 and provided for monthly payments of $9,100 and increases of 2% each year for the first two renewal periods and 3% for the final two renewal periods. For the years ended December 31, 2010 and 2009, the total amount paid under this lease was approximately $10,000 and $120,000, respectively.


19.   EQUITY:
-------------

In August 2008, the Company's Board of Directors authorized a stock repurchase program through December 2010, allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program depended on market conditions and publicly available information. During year ended December 31, 2010, the Company repurchased approximately 700 shares of its common stock at an average purchase price of $3.44 per share. Total cash consideration for the repurchased stock was approximately $2,400. From August 2008 through May 2010, the Company purchased approximately 369,000 shares of its common stock for total cash consideration of $915,000 representing an average purchase price of $2.48 per share. In May 2010, in connection with an amendment to its Credit Agreement, the Company was required to suspend its stock repurchase program.



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     ORBIT  INTERNATIONAL  CORP.


Dated:  March  31,  2011                    By:  /s/  Mitchell  Binder
                                                 ---------------------
                                                 Mitchell  Binder,  Acting
                                                 President  and  Chief
                                                 Executive  Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                       DATE
---------                             -----                       ----

 /s/ Mitchell Binder             Acting President,            March 31, 2011
 -------------------          Chief Executive Officer
Mitchell Binder                  and Director
                          (Principal Executive Officer)

/s/ David Goldman          Acting Chief Financial Officer,    March 31, 2011
-----------------                 and Treasurer
David Goldman              (Principal Financial and
                               Accounting Officer)

/s/ Bruce Reissman           Executive Vice President,        March 31, 2011
-------------------         Chief Operating Officer and
Bruce Reissman                    Director

/s/ Fredric Gruder
-------------------
Fredric Gruder                      Director                  March 31, 2011

/s/ Bernard Karcinell               Director                  March 31, 2011
----------------------
Bernard Karcinell

/s/ Sohail Malad                    Director                  March 31, 2011
----------------
Sohail Malad