Form 10-Q
period 2011-03-31
ORBIT INTERNATIONAL CORP
filed 2011-05-16
CIK 74818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2011
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X        No ____
   ===
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__ No__

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
          Large  accelerated  filer ___      Accelerated  Filer   ____
          Non-accelerated  filer    ___      Smaller  reporting  company  X
                                                                         ===
Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): ___ Yes X No
                                              ===
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,734,220 shares of common stock, par value $.10, as of May 14, 2011.


                                      INDEX
                                                                              Page No.
                                                                             ---------
Part I.          Financial Information:

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
 March 31, 2011(unaudited) and December 31, 2010                                  3-4

Condensed Consolidated Statements of Operations
 for the Three Months Ended
  March 31, 2011 and 2010 (unaudited)                                              5

Condensed Consolidated Statements of Cash Flows
 for the Three Months Ended March 31, 2011
  and 2010 (unaudited)                                                           6-7

Notes to Condensed Consolidated Financial Statements (unaudited)                 8-17

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 18-28

Item 3. - Quantitative and Qualitative Disclosures
             About Market Risk                                                    28

Item 4. - Controls and Procedures                                                 28

Part II. Other Information:

Item 1 -  Legal Proceedings                                                       29

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds             29

 Item 3 - Defaults Under Senior Securities                                        29

 Item 4 - (Removed and Reserved)                                                  29

 Item 5 - Other Information                                                       29

 Item 6 - Exhibits                                                                29

Signatures                                                                        30

Exhibits                                                                        31-36



                                               PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS

                                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        March 31,     December 31,
ASSETS                                                   2011            2010
-----------------                                      ----------     ------------
                                                      (unaudited)
Current assets:

 Cash and cash equivalents                            $   804,000     $ 1,964,000
 Investments in marketable securities                     152,000         146,000
 Accounts receivable (less allowance for
  doubtful accounts of $145,000)                        4,570,000       3,927,000
 Inventories                                           12,770,000      11,627,000
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                    532,000         468,000
 Deferred tax asset                                       602,000         391,000
 Other current assets                                     982,000       1,043,000
                                                       ----------     -----------
    Total current assets                               20,412,000      19,566,000

Property and equipment, net                             1,171,000       1,172,000

Goodwill                                                1,688,000       1,688,000

Deferred tax asset                                      1,635,000       1,847,000

Other assets                                              104,000         106,000
                                                      -----------     -----------

TOTAL ASSETS                                          $25,010,000     $24,379,000
                                                      ===========     ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (continued)



                                                         March 31,           December 31,
                                                           2011                  2010
                                                      --------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                   (unaudited)
------------------------------------------

Current liabilities:

 Current portion of long-term debt                      $  931,000            $   931,000
 Accounts payable                                        1,188,000                794,000
 Note payable - bank                                     1,017,000                387,000
 Liability associated with former chief
  executive officer                                      1,081,000              1,194,000
 Accrued expenses                                        1,001,000              1,051,000
 Customer advances                                          37,000                118,000
 Deferred income                                            85,000                 85,000
                                                      -------------          --------------

Total current liabilities                                5,340,000              4,560,000

Deferred income                                             64,000                 86,000

Liability associated with former chief
 executive officer, net of current portion                  29,000                494,000

Long-term debt, net of current
 portion                                                 2,793,000              3,026,000
                                                    --------------           -------------

Total liabilities                                        8,226,000              8,166,000
                                                    --------------           -------------

STOCKHOLDERS' EQUITY

Common stock - $.10 par value, 10,000,000 shares
 authorized, 5,103,000 and 5,101,000 shares issued
  at 2011 and 2010, respectively, and 4,734,000 and
   4,732,000 shares outstanding at 2011 and 2010,
    respectively                                           510,000                510,000
Additional paid-in capital                              22,403,000             22,360,000
Treasury stock, at cost, 369,000 shares
 at 2011 and 2010                                         (915,000)              (915,000)
Accumulated other comprehensive gain, net of tax            23,000                 19,000
Accumulated deficit                                     (5,237,000)            (5,761,000)
                                                    --------------          --------------

Total stockholders' equity                              16,784,000             16,213,000
                                                    --------------          --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   25,010,000          $  24,379,000
                                                    ==============          ==============



             The accompanying notes are an integral part of these condensed consolidated financial statements.


        ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (unaudited)


                                    Three Months Ended
                                       March 31,
                                    2011        2010
                               -----------  -------------

Net sales                       $6,812,000   $5,532,000

Cost of sales                    3,885,000    3,690,000
                                -----------  -----------

Gross profit                     2,927,000    1,842,000
                                -----------  -----------

Selling, general and
 administrative
  expenses                       2,368,000    2,469,000
Interest expense                    53,000       57,000
Investment and
 other income, net                 (34,000)     (41,000)
                                -----------  -----------

Income (loss) before
 income tax provision              540,000     (643,000)

Income tax provision                16,000        4,000
                                -----------  -----------

NET INCOME (LOSS)               $  524,000   $ (647,000)
                                ===========  ===========

Net income (loss) per
common share:

Basic                           $     0.11   $    (0.15)
                                ===========  ===========
Diluted                         $     0.11   $    (0.15)
                                ===========  ===========




The accompanying notes are in integral part of these condensed consolidated financial statements.





                                         ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                       2011          2010
                                                -----------   -------------
Cash flows used in operating activities:

Net income (loss)                               $   524,000   $  (647,000)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Share-based compensation expense                     40,000        82,000
Amortization of intangible assets                         -        86,000
Depreciation and amortization                        69,000        67,000
Inventory reserves                                   40,000         8,000
(Gain) loss on sale of marketable securities         (5,000)        5,000
Bond premium amortization                                 -         1,000
Deferred income                                     (22,000)      (21,000)

Changes in operating assets and liabilities:

Accounts receivable                                (643,000)      361,000
Inventories                                      (1,183,000)     (895,000)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                  (64,000)     (315,000)
Other current assets                                 61,000        29,000
Other assets                                          2,000             -
Accounts payable                                    394,000       268,000
Accrued expenses                                    (50,000)        5,000
Income taxes payable                                      -       (37,000)
Customer advances                                   (81,000)       29,000
Liability associated with former
 senior officer                                    (578,000)           -
                                                ------------   ------------

Net cash used in operating activities            (1,496,000)     (974,000)
                                                 -----------  ------------

Cash flows from investing activities:

Purchases of property and equipment                 (74,000)     (157,000)
Sale of property and equipment                        6,000             -
Purchase of marketable securities                   (98,000)            -
Sale of marketable securities                       104,000       156,000
                                                ------------  ------------

Net cash used in investing activities               (62,000)       (1,000)
                                                ------------  ------------

(continued)



                          ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                        (continued)

                                                      Three Months Ended
                                                          March 31,
                                                     2011           2010
                                                    -----          ------
Cash flows from financing activities:

Purchase of treasury stock                             -           (2,000)
Proceeds from issuance of long-term debt
 and note payable-bank                              750,000     1,233,000
Stock option exercises                                1,000        53,000
Repayments of long-term debt
 and note payable-bank                             (353,000)   (1,362,000)
                                                ------------  ------------

Net cash provided by (used in) financing
  activities                                        398,000       (78,000)
                                                  ----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (1,160,000)   (1,053,000)
                                                 -----------   -----------

Cash and cash equivalents - January 1             1,964,000     2,321,000
                                                ------------  -----------

CASH AND CASH EQUIVALENTS - March 31            $   804,000   $ 1,268,000
                                                ============  ===========

Supplemental cash flow information:

Cash paid for interest                          $    52,000   $    70,000
                                                ============  ===========

Cash paid for income taxes.                     $     16,000  $    41,000
                                                ============  ============



The accompanying notes are an integral part of these condensed consolidated  financial statements.




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

     The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2011.

     These condensed consolidated statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2010 contained in the Company's Annual Report on Form 10-K.

     Reclassification
     ----------------

     For comparability, certain 2010 amounts have been reclassified where appropriate, to conform to the financial presentation in 2011.

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





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
 -------    --------------------------------------------------------------------
(continued):
------------

     Revenue  and  Cost  Recognition
     -------------------------------

     The Company recognizes a substantial portion of its revenue upon delivery of product, however for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Assets related to these contracts are included in costs and estimated earnings in excess of billings on uncompleted contracts as they will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract's direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings.

     Stock  Based  Compensation
     --------------------------

     At March 31, 2011, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. Share-based compensation expense was $40,000 and $82,000 for the three months ended March 31, 2011 and 2010, respectively.


     The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of March 31, 2011, the Company had unearned compensation of $401,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next four years.




                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  1) - Basis of Presentation and Summary of Significant Accounting Policies
--------    --------------------------------------------------------------------
(continued):
------------


     Stock option activity during the three months ended March 31, 2011, under all stock option plans is as follows:

                                                     Average
                                        Weighted     Remaining
                                        Average      Contractual
                           Number  of   Exercise     Term
                           Shares       Price        (in  years)
                           ------       -----         -----------

Options  outstanding,
 January  1,  2011           314,000     $4.24           3

Granted                         -          -             -

Forfeited                    (62,000)     5.24           -

Exercised                     (2,000)     0.60           -
                             --------     ----          ----

Options  outstanding,
 March  31,  2011            250,000     $4.03            3
                             =======     =====            =

Outstanding  exercisable
 at  March  31,  2011        207,000     $4.44            3
                             =======     =====            =


     At March 31, 2011 the aggregate intrinsic value of options outstanding and exercisable was $120,000 and $59,000, respectively. At the comparable 2010 period, the aggregate intrinsic value of options outstanding and exercisable was $432,000 and $329,000, respectively.

     The following table summarizes the Company's nonvested stock option activity for the three months ended March 31, 2011:

                               Number  of     Weighted-Average
                               Shares         Grant-Date  Fair  Value
                               ------        -----------------------

Nonvested  stock  options
 at  January  1,  2011          57,000             $1.02

Granted                           -                  -

Vested                          14,000              1.02

Forfeited                          -                 -
                                ------              -----

Nonvested  stock  options
 at  March  31,  2011           43,000             $1.02
                               =======             =====


At March 31, 2011, there was approximately $9,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next two years.





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)


(NOTE  2)  -  Financing  Arrangements:
--------      -----------------------

     During March 2010, the Company entered into a $3,000,000 line of credit with a new commercial lender secured by all assets of the Company. In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a five-year $4,655,000 term loan facility that matures March 2015. The unpaid balance on the term loan was $3,724,000 at March 31, 2011. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. During March 2011, the expiration date on the line of credit was extended to August 15, 2011 unless sooner terminated for an event of default including adherence to financial covenants. Outstanding borrowings under the line of credit were $1,017,000 at March 31, 2011.

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


     The Company was not in compliance with one of its financial covenants as of December 31, 2010. In March 2011, the Company and its lender agreed to (i) waive the covenant default; (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the Company's operating profitability; (iii) modify the definition of a financial covenant; (iv) institute a new covenant related to the Company's liquidity; and (v) extend the expiration date of the Company's line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000 plus legal fees but did not change the interest rate on the Company's line of credit or term debt. The Company was in compliance with all of its financial covenants as of March 31, 2011.



                 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)



(NOTE 3) - Net Income (loss) Per Common Share:
 ------    ----------------------------------


     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                          Three Months Ended
                                                              March 31,
                                                       2011               2010
                                                       ----               ----
Denominator:
 Denominator  for  basic  net  income  (loss)
 per  share  -  weighted-average  common  shares     4,638,000       4,367,000


Effect  of  dilutive  securities:
  Employee  and  directors  stock  options              22,000            -

  Unearned  portion  of  restricted  stock  awards       2,000            -
                                                         -----        --------
Denominator  for  diluted  net  income  (loss)
 per  share  -     weighted-average  common
 shares  and  assumed  conversion                    4,662,000       4,367,000
                                                     =========       =========

     The numerator for basic and diluted net income (loss) per share for the three month periods ended March 31, 2011 and 2010 is the net income (loss) for each period.

Options to purchase 166,000 shares of common stock were outstanding during the three months ended March 31, 2011, but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options' exercise prices were greater than the average market price of the Company's common shares during the relevant period.

     During the three months ended March 31, 2010, the Company had a net loss and therefore did not include 82,000 incremental common shares in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

     Approximately 97,000 and 258,000 shares of common stock were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of basic income (loss) per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 (continued)


(NOTE  4)  -  Cost  of  Sales:
 -------      ---------------

     For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 5) - Inventories:
-------    -----------

     Inventories are comprised of the following:

                           March 31,      December 31,
                              2011           2010
                              ----           ----

Raw Materials            $ 8,301,000     $ 7,584,000
Work-in-process            3,831,000       3,512,000
Finished goods               638,000         531,000
                         -----------     -----------
     TOTAL               $12,770,000     $11,627,000
                         ===========     ===========

(NOTE 6) - Marketable Securities:
-------    ---------------------

     The following is a summary of the Company's available for sale marketable securities at March 31, 2011 and December 31, 2010:



                                                    Unrealized
                         Adjusted        Fair       Holding
March 31,2011            Cost           Value       Gain
------------------      ----------    ---------     ----------

Corporate Bonds         $115,000      $151,000     $    36,000
U.S. Government
  Agency Bonds             1,000         1,000             -
                        ----------   -----------   -----------
Total                   $116,000      $152,000     $    36,000
                        =========     ========     ===========


December 31, 2010
-------------------

Corporate Bonds         $116,000      $145,000          29,000
U.S. Government
  Agency Bonds             1,000         1,000             -
                        ---------    ----------        --------

Total                   $117,000      $146,000         $ 29,000
                        ========      ========         ========


(NOTE 7) - Fair Value of Financial Instruments:
-------    -----------------------------------

     Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, requires disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:



                  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE 7) - Fair Value of Financial Instruments (continued):
-------    -----------------------------------------------

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

The table below presents the balances, as of March 31, 2011 and December 31, 2010, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.



March 31, 2011          Total      Level 1       Level 2     Level 3
-----------------       -----      --------     ---------    ---------

Corporate Bonds       $ 151,000     151,000     $    -        $   -
U.S. Government
  Agency Bonds            1,000       1,000          -            -
                       --------     -------     -----------   ---------

Total Assets          $ 152,000     152,000     $    -        $   -
                      =========    =========    ===========   ==========


December 31, 2010        Total      Level 1        Level 2      Level 3
-----------------      --------  -----------     -----------   ---------

Corporate Bonds       $ 145,000     145,000     $    -        $    -
U.S. Government
  Agency Bonds            1,000       1,000          -             -
                       --------    --------     ------------  ----------

Total Assets           $146,000     146,000     $    -        $     -
                       ========     =======     ============  ==========

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

(NOTE 8) - Comprehensive Income (loss):
-------    ---------------------------

     For the three months ended March 31, 2011 and 2010, total comprehensive income (loss), net of tax, was $528,000 and $(613,000), respectively. Comprehensive income (loss) consists of the net income (loss) and unrealized gains and losses on marketable securities, net of tax.

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

     The following is the Company's business segment information for the three month periods ended March 31, 2011 and 2010:




                                                 Three Months Ended
                                                     March 31,

                                                2011            2010
                                                ----            -----
Net sales:
Electronics
 Domestic                                     $4,243,000   $2,698,000
 Foreign                                         193,000      779,000
                                             -----------   ----------
  Total Electronics                            4,436,000    3,477,000
                                             -----------   ----------
Power Units
 Domestic                                      2,482,000    1,781,000
 Foreign                                         181,000      403,000
                                             -----------   ----------
  Total Power Units                            2,663,000    2,184,000
                                             -----------   ----------

 Intersegment Sales                             (287,000)    (129,000)
                                             -----------   -----------

Total                                         $6,812,000   $5,532,000
                                             ===========   ==========

Income (loss) before income tax provision:
 Electronics Group                            $  458,000   $ (402,000)
 Power Group                                     419,000       93,000
Intersegment profit                              (38,000)      28,000
General corporate
 expenses not allocated                         (280,000)    (346,000)
Interest expense                                 (53,000)     (57,000)
Investment and other income, net                  34,000       41,000
                                              -----------   ----------
Income (loss) before
 income tax provision                         $  540,000   $ (643,000)
                                              ==========   ===========




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

     As of March 31, 2011 and December 31, 2010, the Company's goodwill and intangible assets consist of the following:



                          Estimated    Gross                                        Net
                          Useful       Carrying    Accumulated     Accumulated      Carrying
                          Life         Value       Amortization    Impairment       Value
                          ----         -----       ------------    ----------       -----
Goodwill                              $9,798,000         -         (8,110,000)      $1,688,000
                                      ==========   ============    ===========      ===========
Intangible Assets:

Contract relationships   15 Years      2,000,000   $  (278,000)    (1,722,000)             -
Contract backlog        1-5 Years      1,750,000    (1,750,000)          -                 -
Non-compete
agreements               3 Years         415,000      (386,000)       (29,000)             -
                                       ---------   -----------    -------------     -----------
                                      $4,165,000   $(2,414,000)   $(1,751,000)      $      -
                                     ===========   ============   ============      ============

     The Company recognized amortization expense of $86,000 for the three months ended March 31, 2010.

(NOTE  11)  -  Income  Taxes:
----------     --------------

     For the three months ended March 31, 2011, the Company utilized net operating loss carryforwards to offset income taxes, except for $16,000 of state income and federal minimum tax expense. For the comparable period in 2010, the Company recorded income tax expense of $4,000 for state income and federal minimum taxes.

     The Company applies ASC 740 relating to accounting for uncertainty in income taxes. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this pronouncement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not have any liabilities for uncertain tax positions at March 31, 2011.





                   ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                  (continued)

(NOTE  12)  -  Commitments:
----------     ------------

     The Company elected not to renew the employment agreement of its former chief executive officer, effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. Included in the recorded expense was $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock. As of March 31, 2011, the liability associated with the former chief executive officer was approximately $1,110,000. A majority of the obligation will be paid by January 2012. The former chief executive officer has filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual provisions in connection with the contract non-renewal. The Company is committed to paying the amount that it believes is owed to its former chief executive officer. The Company believes any claims for amounts over what it believes are contractually owed to him is without merit and will be vigorously defended.




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

Executive  Overview
-------------------

We recorded an increase in revenue and profitability for the three months ended March 31, 2011 as compared to the same period in 2010. Our sales increase was due to increased sales from both our Electronics and Power Groups. The increase in sales from our Electronics Group was primarily attributable to an increase in sales from our Orbit Instrument Division and TDL subsidiary. The increase in sales from our Power Group was attributable to both its commercial and COTS divisions. We recorded net income of $524,000 during the three months ended March 31, 2011 compared to a net loss of $647,000 during the comparable 2010 period. The increase in net income was primarily attributable to an increase in sales and gross profit and a decrease in selling, general and administrative expenses during the three months ended March 31, 2011 compared to the prior year period.

Our backlog at March 31, 2011 was approximately $21,200,000 compared to $15,500,000 at March 31, 2010. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments are pursuing a significant amount of business opportunities and we are confident that we will receive many of the orders we are pursuing, although timing is always an uncertainty.

     Our financial condition remains strong as evidenced by our 3.8 to 1 current ratio at March 31, 2011. In March 2010, we entered into a new credit agreement with a new commercial lender pursuant to which we (a) established a line of credit up to $3,000,000 and (b) entered into a term loan in the amount of approximately $4,700,000. These new facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide us general working capital needs. As a result of our 2010 first quarter loss due to shipping delays, we were not in compliance with one of our financial covenants at March 31, 2010. In addition, as a result of our 2010 fourth quarter loss due mainly to costs associated with the non-renewal of our former chief executive officer's employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. However, we did negotiate amendments to our Credit Agreement in May 2010 and March 2011 and obtained waivers relating to the covenant violations. We were in compliance with our financial covenants at March 31, 2011.

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

Deferred  Tax  Asset
--------------------

At March 31, 2011, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $22,000,000 and $8,000,000, respectively that expire through 2030. Approximately, $15,000,000 of federal net operating loss carry-forwards expire between 2011-2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized. We estimate our valuation allowance based on an estimated forecast of our future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

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

Share-Based  Compensation
-------------------------

     We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $40,000 and $82,000 for the three months ended March 31, 2011 and 2010, respectively. No restricted stock or stock options were granted during the three months ended March 31, 2011. We account for stock option grants using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Marketable  Securities
----------------------

     We currently have approximately $152,000 invested primarily in corporate bonds. We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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



Results of Operations
---------------------

Three month period ended March 31, 2011 v. March 31, 2010
---------------------------------------------------------

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

     Consolidated net sales for the three month period ended March 31, 2011 increased by 23.1% to $6,812,000 from $5,532,000 for the three month period ended March 31, 2010, due to higher sales from both our Electronics and Power Groups. The increase in sales was mainly attributable to shipping schedules related to our approximately $1,700,000 increase in consolidated backlog at December 31, 2010 compared to December 31, 2009. Sales from our Electronics Group increased by 27.6% due principally to higher sales from our Orbit Instrument Division and TDL subsidiary. The increase in sales from our Power Group was due to an increase in sales from both its commercial and COTS divisions.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2011 increased to 43.0% from 33.3% for the three month period ended March 31, 2010. This increase was primarily the result of higher gross profit from both our Electronics and Power Groups. The increase in gross profit from our Electronics Group was principally due to higher gross profit from our Orbit Instrument Division and TDL subsidiary. This increase was principally due to operating leverage inherent in our business due to the increase in sales at both operating units as well as product mix. The increase in gross profit from our Power Group was principally due to operating leverage inherent in our business due to the increase in sales during the current period.

     Selling, general and administrative expenses decreased by 4.1% to $2,368,000 for the three month period ended March 31, 2011 from $2,469,000 for the three month period ended March 31, 2010 principally due to lower selling, general and administrative expenses from our Electronics Group and lower corporate costs which were primarily attributable to the non-renewal of the contract of our former CEO and lower rent for our Hauppauge facility. These lower costs were partially offset by slightly higher selling, general and administrative expenses from our Power Group. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2011 decreased to 34.8% from 44.6% for the three month period ended March 31, 2010 principally due to the increase in sales and a decrease in costs.

Interest expense for the three months ended March 31, 2011 decreased to $53,000 from $57,000 for the three months ended March 31, 2010 due to a decrease in the amounts owed to lenders in the current period due to the pay down of its term debt and despite an increase in the interest rate paid on balances outstanding on our term loan and credit facility.

     Investment and other income for the three month period ended March 31, 2011 decreased to $34,000 from $41,000 for the three-month period ended March 31, 2010 principally due to a decrease in the amounts invested during the period and despite a $5,000 gain on the sale of a corporate bond during the current period.


Net income before taxes was $540,000 for the three months ended March 31, 2011 compared to net loss before taxes of $643,000 for the three months ended March 31, 2010. The increase in income was principally due to the increase in sales and gross profit from both the Electronics and Power Groups and a decrease in selling, general and administrative expenses.

Income taxes for the three months ended March 31, 2011 and March 31, 2010 consist of $16,000 and $4,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended March 31, 2011 was $524,000 compared to a loss of $647,000 for the year ended March 31, 2010.

     Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended March 31, 2011 increased to $662,000 from a loss of $433,000 for three months ended March 31, 2010. Listed below is the EBITDA reconciliation to net income (loss):


                                      Three  months  ended
                                           March  31,
                                          ----------
                                  2011                     2010
                                 ----                     ----

Net  income  (loss)             $  524,000              $(647,000)
Interest  expense                   53,000                 57,000
Income  tax  expense                16,000                  4,000
Depreciation  and  amortization     69,000                153,000
                                    ------                -------
EBITDA                          $  662,000              $(433,000)
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

Material  Change  in  Financial  Condition
------------------------------------------

     Working capital slightly increased to $15,072,000 at March 31, 2011 compared to $15,006,000 at December 31, 2010. The ratio of current assets to current liabilities was 3.8 to 1 at March 31, 2011 compared to 4.3 to 1 at December 31, 2010. The increase in working capital was primarily attributable to the net income for the period which was partially offset by the repayment of debt.

Net cash used in operating activities for the three month period ended March 31, 2011 was $1,496,000, primarily attributable to the increase in inventory and accounts receivable and a decrease in the liability associated with former chief executive officer and despite the net income for the period and an increase in accounts payable. Net cash used in operating activities for the three month period ended March 31, 2010 was $974,000, primarily attributable to the net loss for the period, the increase in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and despite the decrease in accounts receivable and increase in accounts payable.

 Cash flows used in investing activities for the three month period ended March 31, 2011 was $62,000, attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities and fixed assets. Cash flows used in investing activities for the three month period ended March 31, 2010 was $1,000, attributable to the purchase of fixed assets that was partially offset by the sale of marketable securities.

Cash flows from financing activities for the three month period ended March 31, 2011 was $398,000, primarily attributable to the proceeds from note payable-bank which was partially offset by the repayment of long term debt. Cash flows used in financing activities for the three month period ended March 31, 2010 was $78,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from the issuance of long term debt and note payable-bank.

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

The term loan is payable in 60 consecutive monthly installments of principal and interest and matures on March 1, 2015. The expiration date on the line of credit was extended to August 15, 2011. Payment of interest on all loans was due at a rate per annum (at our option) as follows: (1) for a prime rate loan under the line of credit at a rate equal to the Prime Rate established by the Bank plus 0%, (2) for a prime rate loan under the term loan at a rate equal to the Prime Rate established by the Bank plus 0.5%, (3) for a LIBOR loan under the line of credit at a rate equal to LIBOR plus 2% and (4) for a LIBOR loan under the term loan at a rate equal to LIBOR plus 3%.

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

     As a result of our 2010 first quarter loss, primarily due to shipping schedule delays, we were not in compliance with one of our financial covenants at March 31, 2010. In May 2010, our lender agreed to (i) waive the covenant default; and (ii) to amend the financial covenant ratio in question for the remainder of 2010 and replace it with a new covenant related to the Company's operating profitability. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $25,000 plus legal fees and increased the interest rate on our line of credit and term debt to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. In addition, we agreed to enhanced reporting and monitoring requirements, to suspend our stock repurchase program, and all future borrowings to be on a prime rate basis only and not on a LIBOR basis.

As a result of our loss in the fourth quarter of 2010, primarily due to the costs associated with the non-renewal of our former chief executive officer's employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. In March 2011, we and our lender agreed to (i) waive the covenant default; (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the our operating profitability; (iii) modify the definition of a financial covenant; (iv) institute a new covenant related to the Company's liquidity; and (v) extend the expiration date of our line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000 plus legal fees but did not change the interest rate on our line of credit or term debt. We were in compliance with all of our financial covenants at March 31, 2011.

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

Certain  Material  Trends
-------------------------

     During the first quarter of 2010, our revenue and profitability was adversely affected by approximately $2.8 million in production orders contained in the backlog of our Orbit Instrument Division and TDL subsidiary, some of which was scheduled for delivery in the first quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware. Shipments on the orders for our Orbit Instrument Division, approximating $800,000, commenced in the fourth quarter of last year and have continued into the first quarter of 2011. Shipment for $2,000,000 in orders for our TDL subsidiary was initially postponed until 2011; however, in November 2010, TDL received notification that its prime contractor was terminated by the U.S. Government. TDL does not have any significant termination claim on this contract.

     During the third and fourth quarters of 2010, our Orbit Instrument Division received several new follow-on contract awards for its legacy hardware. Based on these awards, our Orbit Instrument Division, in 2010, recorded bookings of over $11,000,000, its highest level in many years. In addition, the Division was recently notified by its prime contractor on a program that it provides one of its products related to Federal Aviation Administration air traffic control towers that it is seeking to procure a significant amount of units which could approximate $4,400,000. The first order, in excess of $600,000 was received in April 2011. Deliveries of these units are expected in the second half of 2011; Delivery schedules for the remaining units have not yet been determined although it is currently expected that the concentration of deliveries will be in 2013. Due to its increasing backlog and this latest opportunity, our Orbit Instrument Division appears well-positioned for increased revenue and profitability in 2011.

     ICS experienced a delay in the awards for its MK 119 Gun Console System which affected its shipments in 2009 and 2010. The delay in the receipt of these awards led to inefficient production resulting in reduced profitability for this operating unit during those periods. Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.

     The commercial division of our Power Group has historically been vulnerable to a weak economy. Bookings in the commercial division were weak during most of 2009 due to the severe recession resulting from the financial crisis. However, bookings from the COTS division remained fairly strong. However, as economic conditions started to improve into 2010, bookings from our commercial division started to improve along with continued strength from our COTS division. As a result, our Power Group had another strong year of revenue and profitability for 2010. Bookings for our Power Group have remained strong in 2011 due principally to improved economic conditions which has this segment well-positioned for increased revenue and profitability in 2011.

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

     Reductions  in  the  level  of  military  spending  by  the  United  States
Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings. However, we believe that any future cuts in defense spending will be in certain areas of the defense budget that will not materially affect us. In fact, we believe that as military assets return from the Middle East, the need for refurbishment and modernization should become a defense spending priority. Therefore, we believe there could be significant opportunities for us as military efforts are curtailed and defense spending priorities are refocused.

     Although our Electronics Group and our COTS Division of our Power Group are pursuing several opportunities for reorders, as well as new contract awards, we have normally found it difficult to predict the timing of such awards. In addition, we have a number of new opportunities that are in the prototype or pre-production stage. These opportunities generally move to a production stage at a later date, but the timing of such is also uncertain. However, once initial production orders are received, we are generally well positioned to receive follow-on orders depending on government needs and funding requirements.

     There is no seasonality to our business. Our revenues are generally determined by the shipping schedules outlined in the purchase orders received from our customers. We stratify all the opportunities we are pursuing by various confidence levels. We generally realize a very high success rate with those opportunities to which we apply a high confidence level. We currently have a significant amount of potential contract awards to which we have applied a high confidence level. However, because it is difficult to predict the timing of awards for most of the opportunities we are pursuing, it is also difficult to predict when we will commence shipping under these contracts. A delay in the receipt of any contract from our customer ultimately causes a corresponding delay in shipments.

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

     In May 2009, we hired an investment banker to pursue strategic alternatives to enhance shareholder value. The investment banker's activities were primarily focused on a potential sale of the Company. In January 2011, we terminated the services with such investment banker and we are no longer actively pursuing a sale of the Company.

     In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available, particularly to integrate into our current operating facilities. However, there is no assurance that any future acquisition will be accomplished. In addition, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy scheduled debt payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.

Off-balance  sheet  arrangements
--------------------------------

     We  presently  do  not  have  any  off-balance  sheet  arrangements.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risks

     Not  applicable.

Item  4.  CONTROLS  AND  PROCEDURES

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

Internal  Control  over  Financial  Reporting
---------------------------------------------

     There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II-  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

 In March 2011, in connection with the non-renewal of his employment agreement, our former chief executive officer filed for an arbitration hearing in the City of New York to settle a claim regarding certain disputed contractual obligations. At December 31, 2010, we recorded an expense of $2,000,000 for estimated costs associated with such non-renewal. Included in the recorded expense is $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock issued to such officer. We are committed to paying the amount that we believe is owed to our former chief executive officer pursuant to his employment contract. We believe any amount over what we believe is contractually owed to him is without merit and will be vigorously defended by us. The arbitration is pending.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None

ITEM  4.  (REMOVED  AND  RESERVED)

ITEM  5.  OTHER  INFORMATION
          None

ITEM  6.  EXHIBITS

     (a)  Exhibits

         Exhibit  Number    Description
         ---------------    -----------
              10.1*        First  Amendment  to  Employment  Agreement.
              31.1*        Certification  of  the  Chief  Executive  Officer.
                           Required  by  Rule  13a-14  (a)  or  Rule  15d-14(a).
              31.2*        Certification  of  the  Chief  Financial  Officer.
                           Required  by  Rule  13a-14  (a)  or  Rule  15d-14(a).
              32.1*        Certification  of  the  Chief  Executive  Officer.
                           Required  by  Rule  13a-14(b)  or  Rule  15d-14(b)
                           and  18  U.S.C.  1350.
              32.2*        Certification  of  the  Chief  Financial  Officer.
                           Required  by  Rule  13a-14(b)  or  Rule  15d-14(b)
                           and  18  U.S.C.  1350.
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


                           ORBIT INTERNATIONAL CORP.
                           ------------------------
                                   Registrant


Dated:     May 16, 2011          /s/ Mitchell Binder
                                 -------------------
                                 Mitchell Binder, President,
                                 Chief Executive Officer and
                                 Director



Dated:     May 16, 2011          /s/ David Goldman
                                 ----------------
                                 David Goldman, Chief
                                 Financial Officer