Form 10-Q
period 2011-06-30
ORBIT INTERNATIONAL CORP
filed 2011-08-15
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,732,695 shares of common stock, par value $.10, as of August 14, 2011.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2011	2010
	(unaudited)
Current assets:

Cash and cash equivalents	$47,000	$1,964,000
Investments in marketable securities	256,000	146,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	5,397,000	3,927,000
Inventories	13,172,000	11,627,000
Costs and estimated earnings in excess of billings on uncompleted contracts	958,000	468,000
Deferred tax asset	608,000	391,000
Other current assets	860,000	1,043,000

Total current assets	21,298,000	19,566,000

Property and equipment, net	1,117,000	1,172,000

Goodwill	1,688,000	1,688,000

Deferred tax asset	1,645,000	1,847,000

Other assets	102,000	106,000

TOTAL ASSETS	$25,850,000	$24,379,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	June 30,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Note payable – bank	$1,358,000	$387,000
Accounts payable	1,154,000	794,000
Current portion of long-term debt	931,000	931,000
Liability associated with former chief executive officer	953,000	1,194,000
Income taxes payable	9,000	-
Accrued expenses	963,000	1,051,000
Customer advances	67,000	118,000
Deferred income	85,000	85,000

Total current liabilities	5,520,000	4,560,000

Deferred income	43,000	86,000

Liability associated with former chief executive officer, net of current portion	14,000	494,000

Long-term debt, net of current portion	2,560,000	3,026,000

Total liabilities	8,137,000	8,166,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,102,000 and 5,101,000 shares issued at 2011 and 2010, respectively, and 4,733,000 and 4,732,000 shares outstanding at 2011 and 2010, respectively	510,000	510,000
Additional paid-in capital	22,443,000	22,360,000
Treasury stock, at cost, 369,000 shares at 2011 and 2010	(915,000)	(915,000)
Accumulated other comprehensive (loss) income,net of tax	(5,000)	19,000
Accumulated deficit	(4,320,000)	(5,761,000)

Total stockholders’ equity	17,713,000	16,213,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,850,000	$24,379,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$15,096,000	$12,504,000	8284000	$6,972,000

Cost of sales	8,853,000	8,110,000	4,968,000	4,420,000

Gross profit	6,243,000	4,394,000	3,316,000	2,552,000

Selling, general and administrative expenses	4,755,000	4,949,000	2,387,000	2,480,000
Interest expense	106,000	111,000	53,000	54,000
Investment and other income, net	(105,000)	(181,000)	(71,000)	(140,000)
Income (loss) before
provision for
income taxes	1,487,000	(485,000)	947,000	158,000

Provision for income taxes	46,000	21,000	30,000	17,000

NET INCOME (LOSS)	$1,441,000	$(506,000)	917000	$141,000

Net income (loss) per common share:

Basic	$0.31	$(0.12)	$0.20	$0.03
Diluted	$0.31	$(0.12)	$0.20	$0.03

The accompanying notes are an integral part of these condensed financial statements.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:

Net income (loss)	$1,441,000	$(506,000)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Share-based compensation expense	80,000	169,000
Amortization of intangible assets	-	90,000
Depreciation and amortization.	134,000	135,000
Loss on disposal of property and equipment..	4,000	-
Inventory reserves	76,000	16,000
Gain on sale of marketable securities	(45,000)	(100,000)
Deferred income	(43,000)	(42,000)

Changes in operating assets and liabilities:

Accounts receivable	(1,470,000)	(2,074,000)
Inventories	(1,621,000)	(273,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(490,00)	1,079,000
Other current assets	183,000	90,000
Other assets	4,000	(24,000)
Accounts payable	360,000	35,000
Accrued expenses	(88,000)	(57,000)
Income taxes payable.	9,000	(42,000)
Customer advances	(51,000)	13,000
Liability associated with former executive officer	(721,000)	-

Net cash used in operating activities	(2,238,000)	(1,491,000)

Cash flows from investing activities:

Purchase of property and equipment	(93,000)	(219,000)
Sale and disposal of property and equipment	10,000	-

Purchase of marketable securities	(258,000)	-
Sale of marketable securities	156,000	660,000

Net cash (used in) provided by investing activities	(185,000)	441,000

(continued)

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from financing activities:

Purchase of treasury stock	-	(2,000)
Proceeds from issuance of long-term debt and note payable-bank	3,010,000	1,659,000
Stock option exercises	1,000	59,000
Repayments of long-term debt and note payable-bank	(2,505,000)	(2,112,000)

Net cash provided by (used in) financing activities	506,000	(396,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,917,000)	(1,446,000)

Cash and cash equivalents - January 1	1,964,000	2,321,000

CASH AND CASH EQUIVALENTS – June 30	$47,000	$875,000

Supplemental cash flow information:

Cash paid for interest	$106,000	$113,000

Cash paid for income taxes	$37,000	$63,000

The accompanying notes are an integral part of these condensed financial statements.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) –       Basis of Presentation and Summary of Significant Accounting Policies:

General

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

The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2011.

These condensed consolidated statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K.

Reclassification

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

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) –       Basis of Presentation and Summary of Significant Accounting Policies (continued):

Revenue and Cost Recognition

The Company recognizes a substantial portion of its revenue upon delivery of product, however for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Assets related to these contracts are included in costs and estimated earnings in excess of billings on uncompleted contracts as they will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings.

Stock Based Compensation

At June 30, 2011, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. Share-based compensation expense was $80,000 and $40,000 for the six and three months ended June 30, 2011, respectively, and was $169,000 and $87,000, respectively, for the comparable 2010 periods.

The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of June 30, 2011, the Company had unearned compensation of $361,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next three years.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Stock option activity during the six months ended June 30, 2011, under all stock option plans is as follows:

	Numbe of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2011	314,000	$4.24	3

Granted	-	-	-

Forfeited	(62,000)	5.24	-

Exercised.	(2,000)	0.60	-

Options outstanding,June 30, 2011	250,000	$4.03	3

Outstanding exercisable at June 30, 2011	207,000	$4.44	3

At June 30, 2011 the aggregate intrinsic value of options outstanding and exercisable was $350,000 and $212,000, respectively. At the comparable 2010 period, the aggregate intrinsic value of options outstanding and exercisable was $387,000 and $296,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2011	57,000	$1.02

Granted	-	-

Vested	14,000	1.02

Forfeited	-	-

Nonvested stock options at June 30, 2011	43,000	$1.02

At June 30, 2011, there was approximately $8,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next two years.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 2) –       Financing Arrangements:

 During March 2010, the Company entered into a $3,000,000 line of credit with a commercial lender secured by all the assets of the Company.  In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a five-year $4,655,000 term loan facility that matures March 2015. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. The line of credit and term loan bear interest equal to the prime rate of interest (3.25% at June 30, 2011) plus 1% and the prime rate of interest plus 1.5%, respectively. The unpaid balance on the term loan was $3,491,000 at June 30, 2011. Outstanding borrowings under the line of credit were $1,358,000 at June 30, 2011.

The Company was not in compliance with one of its financial covenants as of December 31, 2010. In March 2011, the Company and its lender agreed to (i) waive the covenant default; (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the Company’s operating profitability; (iii) modify the definition of a financial covenant; (iv) institute a new covenant related to the Company’s liquidity; and (v) extend the expiration date of the Company’s line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000 plus legal fees but did not change the interest rate on the Company’s line of credit or term debt.

The Company was in compliance with all of its financial covenants as of June 30, 2011 and March 31, 2011. During August 2011, the expiration date on the line of credit was extended from August 15, 2011 to October 1, 2011, unless sooner terminated for an event of default including adherence to financial covenants. The Company expects its commercial lender to further extend the line of credit until the second quarter of 2012 once they complete a quarterly review of the Company.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 3) –       Net Income (loss) Per Common Share:

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2010	2011
Denominator:
Denominator for basic net income (loss) per share -weighted-average common shares	4,641,000	4,376,000	4,641,000	4,380,000
Effect of dilutive securities:
Employee and directors stock options	24,000	-	26,000	64,000
Unearned portion of restricted stock awards	7,000	-	5,000	17,000
Denominator for diluted net income (loss) per share - weighted-average common shares and assumed conversion	4,672,000	4,376,000	4,672,000	4,461,000

The numerator for basic and diluted net income (loss) per share for the six and three month periods ended June 30, 2011 and 2010 is the net income (loss) for each period.

Options to purchase 163,000 shares of common stock were outstanding during six and three months ended June 30, 2011, but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Options to purchase 229,000 shares of common stock were outstanding during three months ended June 30, 2010, but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

During the six months ended June 30, 2010, the Company had a net loss and therefore did not include 85,000 incremental common shares in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

Approximately 92,000 shares of outstanding common stock during the six and three months ended June 30, 2011 and approximately 253,000 shares of outstanding common stock during the six and three months ending June 30, 2010 were not included in the computation of basic earnings per share. These shares were excluded because they represent the unearned portion of restricted stock awards.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) -        Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 5) -        Inventories:

Inventories are comprised of the following:

	June 30,	December 31,
	2011	2010

Raw Materials	$7,608,000	$7,584,000
Work-in-process	4,841,000	3,512,000
Finished goods	723,000	531,000
TOTAL	$13,172,000	$11,627,000

(NOTE 6) –       Marketable Securities:

The following is a summary of the Company’s available for sale marketable securities at June 30, 2011 and December 31, 2010:

	Adjusted	Fair	Unrealized Holding
June 30,2011	Cost	Value	(Loss)Gain

Corporate Bonds	$263,000	$255,000	$(8,000)
U.S. Government Agency Bonds	1,000	1,000	- -
Total	$264,000	$256,000	$(8,000)

December 31, 2010
Corporate Bonds	$116,000	$145,000	29,000
U.S. Government Agency Bonds	1,000	1,000	- .

Total	$117,000	$146,000	$29,000

(NOTE 7) -        Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, requires disclosure that establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

INDEX

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

The table below presents the balances, as of June 30, 2011 and December 31, 2010, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

June 30,2011	Total	Level 1	Level 2	Level 3

Corporate Bonds	$255,000	$255,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-	-

Total Assets	$256,000	$256,000	$-	$-

December 31, 2010	Total	Level 1	Level 2	Level 3

Corporate Bonds	$145,000	$145,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-	-

Total Assets	$146,000	$146,000	$-	$-

The Company’s only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt reasonably approximate their fair value due to their relatively short maturities. Long-term debt carrying value and liability associated with former chief executive officer are approximate to their fair value at the balance sheet date. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

(NOTE 8) –       Comprehensive Income (loss):

For the six and three months ended June 30, 2011, total comprehensive income, net of tax, was $1,417,000 and $889,000, respectively. For the comparable 2010 periods, total comprehensive income (loss), net of tax, was $(542,000) and $71,000, respectively. Comprehensive income (loss) consists of the net income (loss) and unrealized gains and losses on marketable securities, net of tax.

INDEX

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) -        Business Segments:

The Company operates through two business segments, the Electronics Segment (or "Electronics Group") and the Power Units Segment (or "Power Group").  The Electronics Segment is comprised of the Orbit Instrument Division and the Company’s TDL and ICS subsidiaries. The Orbit Instrument Division and TDL are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Units Segment, through the Company's Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

The Company’s reportable segments are business units that offer different products.  The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company’s business segment information for the six and three month periods ended June 30, 2011 and 2010:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
Electronics
Domestic	$8,798,000	$7,105,000	$4,555,000	$4,407,000
Foreign	407,000	951,000	214,000	172,000
Total Electronics	9,205,000	8,056,000	4,769,000	4,579,000
Power Units
Domestic	5,583,000	4,053,000	3,101,000	2,272,000
Foreign	699,000	524,000	518,000	121,000
Total Power Units	6,282,000	4,577,000	3,619,000	2,393,000
Intersegment sales	(391,000)	(129,000)	(104,000)	-
Total	$15,096,000	$12,504,000	$8,284,000	$6,972,000

Income (loss) before income tax provision:

Electronics	$657,000	$(288,000)	$199,000	$111,000
Power Units	1,391,000	368,000	972,000	275,00
Intersegment profit	(14,000)	52,000	24,000	27,000
General corporate expenses not allocated	(546,000)	(687,000)	(266,000)	(341,000)
Investment and other income,net	105,000	181,000	71,000	140,000
Income (loss) before income tax provision	$1,487,000	$(485,000)	947,000	$158,000

INDEX

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

As of June 30, 2011 and December 31, 2010, the Company's goodwill and intangible assets consist of the following:

	Estimated Useful	Gross CarryinG Value	Accumulated Amortization	Accumulated Impairment		Net Carrying Value

Goodwill		$9,798,000		$(8,110,000)		$1,688,000
Intangible Assets:

Contract relationships	15 Years	2,000,000	$(278,000)	(1,722,000)
Contract backlog	1-5 Years	1,750,000	1,750,000
Non-compete agreements	3 Years	415,000	(386,000)	(29,000)
		$4,165,000	$(2,414,000)	$(1,751,000)	$

The Company recognized amortization expense of $90,000 and $4,000, respectively, for the six and three months ended June 30, 2010.

(NOTE 11) –     Income Taxes:

For the six and three months ended June 30, 2011, the Company utilized net operating loss carryforwards to offset income taxes, except for $46,000 and $30,000 of state income and federal minimum tax expense. For the comparable periods in 2010, the Company recorded income tax expense of $21,000 and $17,000, respectively, for state income and federal minimum taxes.

The Company applies ASC 740 relating to accounting for uncertainty in income taxes. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this pronouncement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company does not have any liabilities for uncertain tax positions at June 30, 2011.

 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 12) –     Commitments:

The Company elected not to renew the employment agreement of its former chief executive officer, effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. Included in the recorded expense was $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock. As of June 30, 2011, the liability associated with the former chief executive officer was approximately $967,000. A majority of the obligation will be paid by January 2012. The former chief executive officer has filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual provisions in connection with the contract non-renewal. The arbitration hearing is scheduled for October 2011. The Company is committed to paying the amount that it believes is owed to its former chief executive officer. The Company believes any claims for amounts over what it believes are contractually owed to him is without merit and will be vigorously defended.

(NOTE 13) –     Recent Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance is not expected to affect the company’s financial position, results of operations or cash flows.

INDEX

Item 2.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are certain statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Executive Overview

We recorded significant increases in revenue and profitability for the six and three months ended June 30, 2011 as compared to the same periods in 2010. Our sales increase in both the six and three month current year periods was principally due to a significant increase in sales from our Power Group and an increase in sales from our Orbit Instrument Division. The increase in sales from our Power Group in both the six and three month current periods was attributable to increases from both its commercial and COTS divisions. We recorded net income of $1,441,000 and $917,000 during the six and three months ended June 30, 2011, respectively, compared to a net loss of $506,000 and net income of $141,000 during the comparable 2010 periods, respectively. The increase in net income in both the six and three month current year periods was primarily attributable to an increase in sales and gross profit and a decrease in selling, general and administrative expenses.

Our backlog at June 30, 2011 was approximately $18,300,000 compared to $16,400,000 at June 30, 2010.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant amount of business opportunities and we are confident that we will receive many of the orders we are pursuing, although timing is always an uncertainty.

INDEX

Our financial condition remains strong as evidenced by our 3.9 to 1 current ratio at June 30, 2011. In March 2010, we entered into a credit agreement with a commercial lender pursuant to which we (a) established a line of credit up to $3,000,000 and (b) entered into a term loan in the amount of approximately $4,700,000. These facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide us general working capital needs. As a result of our 2010 fourth quarter loss due mainly to costs associated with the non-renewal of our former chief executive officer’s employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. However, we did negotiate an amendment to our Credit Agreement in March 2011 and obtained a waiver relating to the covenant violation. We were in compliance with our financial covenants at June 30, 2011 and March 31, 2011.

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

INDEX

Deferred Tax Asset

At June 30, 2011, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $21,000,000 and $7,000,000, respectively, that expire through 2030. Approximately, $15,000,000 of federal net operating loss carry-forwards expire between 2011-2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset.  We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment of Goodwill

We have a significant amount of goodwill and had a significant amount of acquired intangible assets.  In determining the recoverability of goodwill and intangible assets, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets.  After completing the impairment testing of goodwill and intangible assets, we concluded an impairment charge should be taken at December 31, 2010 for the remaining carrying value of goodwill and intangible assets in connection with the acquisition of ICS in 2007 As of December 31, 2010, all acquired intangible assets have either been fully amortized or written off.

Our analysis employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The balance of our goodwill for each of our operating units as of December 31, 2010 is as follows: TDL $820,000 and Behlman $868,000. After the impairment charge taken on the remaining carrying value of ICS’ goodwill and intangible assets at December 31, 2010, of the two reporting units with goodwill, TDL and Behlman have a fair value that is in excess of their carrying value by approximately 23% and 27%, respectively.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $80,000 and $169,000 for the six months ended June 30, 2011 and 2010, respectively. No restricted stock or stock options were granted during the six months ended June 30, 2011. We account for stock option grants using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

INDEX

Revenue and Cost Recognition

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

Marketable Securities

We currently have approximately $256,000 invested primarily in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost.  In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security.   Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Results of Operations

Three month period ended June 30, 2011 v. June 30, 2010

We currently operate in two industry segments.  Our Orbit Instrument Division and our TDL subsidiary are engaged in the design and manufacture of electronic components and subsystems and our ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (the “Electronics Group”).  Our Behlman subsidiary is engaged in the design and manufacture of commercial power units and COTS power solutions (the “Power Group”).

INDEX

Consolidated net sales for the three month period ended June 30, 2011 increased by 18.8% to $8,284,000 from $6,972,000 for the three month period ended June 30, 2010, due to higher sales from both our Electronics and Power Groups. Sales from our Electronics Group increased by 4.2% due principally to higher sales from our Orbit Instrument Division and ICS subsidiary and despite a decrease in sales from our TDL subsidiary. Sales from our Power Group increased by 51.2% which was due to an increase in sales from both our commercial and COTS divisions. The increase in sales from our commercial division was mainly attributable to an increase in bookings during the current period and the increase in sales from our COTS division was principally due to increased shipments pursuant to customer delivery schedules.

Gross profit, as a percentage of sales, for the three months ended June 30, 2011 increased to 40.0% from 36.6% for the three month period ended June 30, 2010.  This increase was primarily the result of higher gross profit from our Power Group that was partially offset by a lower gross profit from our Electronics Group. The increase in gross profit from our Power Group was principally due to operating leverage inherent in our business due to the increase in sales during the current period. The decrease in gross profit from our Electronics Group was principally due to higher material costs associated with pre-production and initial production contracts that was partially offset by an increase in sales.

Selling, general and administrative expenses decreased by 3.8% to $2,387,000 for the three month period ended June 30, 2011 from $2,480,000 for the three month period ended June 30, 2010 principally due to lower selling, general and administrative expenses from our Electronics Group and lower corporate costs which were primarily attributable to the non-renewal of the contract of our former CEO and lower rent for our Hauppauge facility. These lower costs were partially offset by higher selling, general and administrative expenses from our Power Group. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2011 decreased to 28.8% from 35.6% for the three month period ended June 30, 2010 principally due to the increase in sales and a decrease in costs.

Interest expense for the three months ended June 30, 2011 slightly decreased to $53,000 from $54,000 for the three months ended June 30, 2010 due to a decrease in the amounts owed to lenders under its term debt despite an increase in amounts owed to lenders under its line of credit.

Investment and other income for the three month period ended June 30, 2011 decreased to $71,000 from $140,000 for the three month period ended June 30, 2010 principally due to a gain of $109,000 on a corporate bond sold in the prior period and despite a $40,000 gain on the sale of a corporate bond during the current period.

Net income before taxes was $947,000 for the three months ended June 30, 2011 compared to $158,000 for the three months ended June 30, 2010.  The increase in income was principally due to the increase in sales and gross profit from both the Electronics and Power Groups and a decrease in selling, general and administrative expenses.

INDEX

Income taxes for the three months ended June 30, 2011 and June 30, 2010 consist of $30,000 and $17,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended June 30, 2011 was $917,000 compared to net income of $141,000 for the three months ended June 30, 2010.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended June 30, 2011 increased to $1,065,000 from $284,000 for three months ended June 30, 2010.  Listed below is the EBITDA reconciliation to net income:

	Three months ended
	June30,
	2011	2010

Net income	$917,000	$141,000
Interest expense	53,000	54,000
Income tax expense	30,000	17,000
Depreciation and amortization	65,000	72,000
EBITDA	$1,065,000	$284,000

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

Six month period ended June 30, 2011 v. June 30, 2010

Consolidated net sales for the six month period ended June 30, 2011 increased by 20.7% to $15,096,000 from $12,504,000 for the six month period ended June 30, 2010 due to higher sales from both our Electronics and Power Groups.  Sales from our Electronics Group increased by 14.3%, due principally to increased sales from our Orbit Instrument Division and ICS Subsidiary and despite a decrease in sales from our TDL subsidiary.  Sales from our Power Group increased by 37.3% from the same period during the prior year due to increased sales from both its COTS and commercial divisions. The increase in sales from our commercial division was mainly attributable to an increase in bookings during the current period and the increase in sales from our COTS division was principally due to increased shipments pursuant to customer delivery schedules.

INDEX

Gross profit, as a percentage of sales, for the six months ended June 30, 2011 increased to 41.4% from 35.1% for the six month period ended June 30, 2010. This increase was primarily the result of higher gross profit from both our Electronics and Power Groups. The increase in gross profit from our Electronics Group was principally due to higher gross profit from our Orbit Instrument Division and ICS subsidiary and despite lower gross profit from our TDL subsidiary. This increase was principally due to operating leverage inherent in our business due to the increase in sales at both operating units and despite higher material costs associated with pre-production and initial production contracts shipped in the current second quarter. The increase in gross profit from our Power Group was principally due to operating leverage inherent in our business due to the increase in sales during the current period.

Selling, general and administrative expenses decreased by 3.9% to $4,755,000 for the six month period ended June 30, 2011 from $4,949,000 for the six month period ended June 30, 2010 principally due to lower selling, general and administrative expenses from our Electronics Group and lower corporate costs which were primarily attributable to the non-renewal of the contract of our former CEO and lower rent for our Hauppauge facility. These lower costs were partially offset by higher selling, general and administrative expenses from our Power Group. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2011 decreased to 31.5% from 39.6% for the six month period ended June 30, 2010 principally due to both an increase in sales as well as a decrease in expenses.

Interest expense for the six months ended June 30, 2011 decreased slightly to $106,000 from $111,000 for the six months ended June 30, 2010 due principally to a decrease in the amounts owed to lenders under our term debt despite an increase in amounts owed to lenders under our line of credit.

Investment and other income for the six month period ended June 30, 2011 decreased to $105,000 from $181,000 for the six month period ended June 30, 2010 principally due to a gain of $109,000 on a corporate bond sold in the prior period and lower amounts invested during the current period and despite a $45,000 gain on the sale of a corporate bonds during the current period.

Net income before taxes was $1,487,000 for the six months ended June 30, 2011 compared to a net loss of $485,000 for the six months ended June 30, 2010. The increase in income was principally due to the increase in sales and gross profit from both the Electronics and Power Groups and a decrease in selling, general and administrative expenses.

Income taxes for the six months ended June 30, 2011 and June 30, 2010 consist of $46,000 and $21,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, the net income for the six months ended June 30, 2011 was $1,441,000 compared to a net loss of $506,000 for the six months ended June 30, 2010.

INDEX

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the six months ended June 30, 2011 increased to $1,727,000 from a loss of $149,000 for the six months ended June 30, 2010.  Listed below is the EBITDA reconciliation to net income:

	Six months ended
	June 30,
	2011	2010

Net income (loss)	$1,441,000	$(506,000)
Interest expense	106,000	111,000
Income tax expense	46,000	21,000
Depreciation and amortization	134,000	225,000
EBITDA	$1,727,000	$(149,000)

Material Change in Financial Condition

Working capital increased to $15,778,000 at June 30, 2011 compared to $15,006,000 at December 31, 2010 due principally to the net income for the period.  The ratio of current assets to current liabilities decreased to 3.9 to 1 at June 30, 2011 compared to 4.3 to 1 at December 31, 2010 due principally to the repayment of debt and liability associated with our former chief executive officer despite our net income for the current period.
Net cash used in operating activities for the six month period ended June 30, 2011 was $2,238,000, primarily attributable to the increase in inventory, accounts receivable and costs and estimated earnings in excess of billings and a decrease in the liability associated with our former chief executive officer and despite the net income for the period and an increase in accounts payable. Net cash used in operating activities for the six month period ended June 30, 2010 was $1,491,000, primarily attributable to the net loss for the period, the increase in accounts receivable and inventory and the non-cash gain from the sale of marketable securities, and despite the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and the non-cash depreciation and stock compensation expense.

Cash flows used in investing activities for the six month period ended June 30, 2011 was $185,000, primarily attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities and fixed assets.Cash flows provided by investing activities for the six month period ended June 30, 2010 was $441,000, attributable to the sale of marketable securities that was partially offset by the purchase of fixed assets.

Cash flows from financing activities for the six month period ended June 30, 2011 was $506,000, primarily attributable to the proceeds from note payable-bank which was partially offset by the repayment of long term debt and note payable-bank. Cash flows used in financing activities for the six month period ended June 30, 2010 was $396,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from the issuance of long term debt and the exercise of stock options.

INDEX

On March 10, 2010, we entered into a credit agreement (the “Credit Agreement”) with a commercial lender pursuant to which we (a) established a new line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,655,000.  These credit facilities were used to pay off all of our obligations to our former primary lender and to provide for our general working capital needs.  The  credit facilities are secured by a first priority security interest in substantially all of our assets.

The term loan is payable in 60 consecutive monthly installments of principal and interest and matures on March 1, 2015. The line of credit and term loan bear interest equal to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants.  Available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable, inventory and, for the term loan facility only, cash and marketable securities.  The Credit Agreement also contains customary events of default such as non-payment, bankruptcy and material adverse change.

As a result of our loss in the fourth quarter of 2010, primarily due to the costs associated with the non-renewal of our former chief executive officer’s employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. In March 2011, we and our lender agreed to (i) waive the covenant default; (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the our operating profitability; (iii) modify the definition of a financial covenant; (iv) institute a new covenant related to the Company’s liquidity; and (v) extend the expiration date of our line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000 plus legal fees but did not change the interest rate on our line of credit or term debt. We were in compliance with all of our financial covenants at June 30, 2011 and March 31, 2011. Our primary lender has extended the expiration date of our line of credit from August 15, 2011 to October 1, 2011. The Company expects its commercial lender to further extend the line of credit until the second quarter of 2012 once they complete a quarterly review of our business. If we are unable to extend our line of credit, we believe alternative financing sources are available and can be obtained under relatively similar terms.

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

INDEX

Certain Material Trends

During the first quarter of 2010, our revenue and profitability was adversely affected by approximately $2.8 million in production orders contained in the backlog of our Orbit Instrument Division and TDL subsidiary, some of which was scheduled for delivery in the first quarter, that were delayed due to technical issues at the prime contractor level that was unrelated to our hardware.  Shipments on the orders for our Orbit Instrument Division, approximating $800,000, commenced in the fourth quarter of last year and have continued into the first half of 2011.  Shipment for $2,000,000 in orders for our TDL subsidiary was initially postponed until 2011; however, in November 2010, TDL received notification that its prime contractor was terminated by the U.S. Government.  TDL does not have any significant termination claim on this contract.

During the third and fourth quarters of 2010, our Orbit Instrument Division received several new follow-on contract awards for its legacy hardware.  Based on these awards, our Orbit Instrument Division, in 2010, recorded bookings of over $11,000,000, its highest level in many years.  In addition, the Division was recently notified by its prime contractor on a program that it provides one of its products related to Federal Aviation Administration air traffic control towers that it is seeking to procure a significant number of units the aggregate sales price of which could  exceed $4,400,000.  The Division has received orders in excess of $1,200,000 through July 2011.  Deliveries of these units are expected in the second half of 2011; Delivery schedules for the remaining units have not yet been determined although it is currently expected that the concentration of deliveries will be in 2013.  Due to its increasing backlog and this latest opportunity, our Orbit Instrument Division appears well-positioned for increased revenue and profitability in 2011.

ICS experienced a delay in the awards for its MK 119 Gun Console System which affected its shipments in 2009 and 2010.  The delay in the receipt of these awards led to inefficient production resulting in reduced profitability for this operating unit during those periods.  Shipment delays related to contracting, funding and engineering issues are commonplace in our industry and could, in the future, have an adverse effect on our financial performance.  In addition, ICS does not expect a follow-on award for its MK-119 Gun Console System for 2012 delivery.  However, it does expect future orders on this program for foreign military sales. ICS developed and shipped three prototype Serial Data Converter units during the second quarter and expects production orders in the fourth quarter of 2011 for delivery in 2012.  However, the potential revenue from the Serial Data Converter is not expected to replace the revenue lost on the MK-119.  ICS is currently working on other business opportunities and also taking certain cost saving initiatives.

The commercial division of our Power Group has historically been vulnerable to a weak economy.  Bookings in the commercial division were weak during most of 2009 due to the severe recession resulting from the financial crisis.  However, bookings from the COTS division remained fairly strong.  However, as economic conditions started to improve into 2010, bookings from our commercial division started to improve along with continued strength from our COTS division.  As a result, our Power Group had another strong year of revenue and profitability for 2010. Bookings for our Power Group have remained strong in 2011 due principally to improved economic conditions which have resulted in record operating results for this segment in the first half of 2011.  Business conditions remain very good for our Power group and it remains well-positioned for increased revenue and profitability in 2011.

INDEX

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

Reductions in the level of military spending by the United States Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings.  However, we believe that any future cuts in defense spending will be in certain areas of the defense budget that will not materially affect us.  In fact, we believe that as military assets return from the Middle East, the need for refurbishment and modernization should become a defense spending priority.  Therefore, we believe there could be significant opportunities for us as military efforts are curtailed and defense spending priorities are refocused.  However, future business for our Company, resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors.

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

Despite the expected increase in military refurbishment and modernization, we still face a challenging environment. The government is emphasizing the engineering of new and improved weaponry and it continues to be our challenge to work with each of our prime contractors so that we can participate on these new programs.  In addition, these new contracts require incurring up-front design, engineering, prototype and pre-production costs.  While we attempt to negotiate contract awards for reimbursement of product development, there is no assurance that sufficient monies will be set aside by our customers, including the United States Government, for such effort.  In addition, even if our customers or the United States Government agrees to reimburse development costs, there is still a significant risk of cost overrun that may not be reimbursable.  Furthermore, once we have completed the design and pre-production stage, there is no assurance that funding will be provided for future production.  In such event, even if we are reimbursed for our development costs, it will not generate any significant profits.

INDEX

In May 2009, we hired an investment banker to pursue strategic alternatives to enhance shareholder value.  The investment banker’s activities were primarily focused on a potential sale of the Company.  In January 2011, we terminated the services with such investment banker and we are no longer actively pursuing a sale of the Company.

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions. Our efforts are in the preliminary stage. Through the past several years, we reviewed various potential acquisitions and believe there are numerous opportunities presently available, particularly to integrate into our current operating facilities. However, there is no assurance that any future acquisition will be accomplished. In addition, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy scheduled debt payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.

Off-balance sheet arrangements

We presently do not have any off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 4.     CONTROLS AND PROCEDURES

INDEX

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to its management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II- OTHER INFORMATION

Item 1.     Legal Proceedings

 Except as previously disclosed on Form 10-Q for the period ending March 31, 2011, the Company is not party to any material legal proceedings as of the date of this report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.    Defaults Upon Senior Securities
None

Item 4.    (Removed and Reserved)

Item 5.    Other Information
None

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
10.1*	Second Amendment to Employment Agreement.
10.2*	Third Amendment to Employment Agreement
10.3*	Fourth Amendment to Employment Agreement.
10.4*	Amendment to Credit Agreement.
31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International, Corp. for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL.

*Filed with this report.

INDEX

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	August 15, 2011	/s/ Mitchell Binder,
Mitchell Binder, President,
Chief Executive Officer and
Director

Dated:	August 15, 2011	/s/ David Goldman
David Goldman, Chief
Financial Officer