Form 10-Q
period 2011-09-30
ORBIT INTERNATIONAL CORP
filed 2011-11-14
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-3936

ORBIT INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-1826363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

80 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,732,695 shares of common stock, par value $.10, as of November 14, 2011.

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2011	2010
	(unaudited)
Current assets:
Cash and cash equivalents	$1,917,000	$1,964,000
Investments in marketable securities	226,000	146,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	3,929,000	3,927,000
Inventories	12,562,000	11,627,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	468,000
Deferred tax asset	379,000	391,000
Other current assets	891,000	1,043,000

Total current assets	19,904,000	19,566,000

Property and equipment, net	1,083,000	1,172,000

Goodwill	1,688,000	1,688,000

Deferred tax asset	1,886,000	1,847,000

Other assets	100,000	106,000

TOTAL ASSETS	$24,661,000	$24,379,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	September 30,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Note payable – bank	$-	$387,000
Accounts payable	813,000	794,000
Current portion of long-term debt	931,000	931,000
Liability associated with former chief executive officer	813,000	1,194,000
Income taxes payable	35,000	-
Accrued expenses	1,139,000	1,051,000
Customer advances	63,000	118,000
Deferred income	85,000	85,000

Total current liabilities	3,879,000	4,560,000

Deferred income	22,000	86,000

Liability associated with former chief executive officer, net of current portion	7,000	494,000

Long-term debt, net of current portion	2,327,000	3,026,000

Total liabilities	6,235,000	8,166,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,102,000 and 5,101,000 shares issued at 2011 and 2010, respectively, and 4,733,000 and 4,732,000 shares outstanding at 2011 and 2010, respectively	510,000	510,000
Additional paid-in capital	22,481,000	22,360,000
Treasury stock, at cost, 369,000 shares at 2011 and 2010	(915,000)	(915,000)
Accumulated other comprehensive (loss) income, net of tax	(27,000)	19,000
Accumulated deficit	(3,623,000)	(5,761,000)

Total stockholders’ equity	18,426,000	16,213,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,661,000	$24,379,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$22,946,000	$19,803,000	$7,850,000	$7,299,000

Cost of sales	13,317,000	12,594,000	4,464,000	4,484,000

Gross profit	9,629,000	7,209,000	3,386,000	2,815,000

Selling, general and administrative expenses	7,399,000	7,246,000	2,644,000	2,297,000
Interest expense	151,000	172,000	45,000	61,000
Investment and other income, net	(133,000)	(213,000)	(28,000)	(32,000)
Income before income tax provision(benefit)	2,212,000	4,000	725,000	489,000

Provision (benefit) for income taxes	74,000	1,000	28,000	(20,000)

NET INCOME	$2,138,000	$3,000	$697,000	$509,000

Net income per common share:

Basic	$.46	$.00	$.15	$.11
Diluted	$.46	$.00	$.15	$.11

The accompanying notes are an integral part of these condensed financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:

Net income	$2,138,000	$3,000

Adjustments to reconcile net income to net cash provided by operating activities:

Share-based compensation expense	118,000	257,000
Amortization of intangible assets	-	94,000
Depreciation and amortization	202,000	206,000
Loss on disposal of property and equipment	4,000	-
Inventory reserves	139,000	50,000
Gain on sale of marketable securities	(45,000)	(100,000)
Deferred income	(64,000)	(64,000)

Changes in operating assets and liabilities:

Accounts receivable	(2,000)	(92,000)
Inventories	(1,074,000)	265,000
Costs and estimated earnings in excess of billings on uncompleted contracts	468,000	566,000
Other current assets	152,000	4,000
Other assets	6,000	(31,000)
Accounts payable	19,000	75,000
Accrued expenses	88,000	(97,000)
Income taxes payable	35,000	(57,000)
Customer advances	(55,000)	34,000
Liability associated with former executive officer	(868,000)	--

Net cash provided by operating activities	1,261,000	1,113,000

Cash flows from investing activities:

Purchase of property and equipment	(127,000)	(303,000)
Sale and disposal of property and equipment	10,000	-
Purchase of marketable securities	(262,000)	-
Sale of marketable securities	156,000	659,000

Net cash (used in) provided by investing activities	(223,000)	356,000

(continued)

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from financing activities:

Purchase of treasury stock	-	(2,000)
Proceeds from issuance of long-term debt and note payable-bank	5,790,000	1,809,000
Stock option exercises	1,000	113,000
Repayments of long-term debt and note payable-bank	(6,876,000)	(3,085,000)

Net cash used in financing activities	(1,085,000)	(1,165,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,000)	304,000

Cash and cash equivalents - January 1	1,964,000	2,321,000

CASH AND CASH EQUIVALENTS - September 30	$1,917,000	$2,625,000

Supplemental cash flow information:

Cash paid for interest	$155,000	$177,000

Cash paid for income taxes	$30,000	$66,000

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

The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2011.

These condensed consolidated statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K.

Reclassification

For comparability, certain 2010 amounts have been reclassified where appropriate, to conform to the financial presentation in 2011.

Marketable Securities

The Company's investments are classified as available-for-sale securities and are stated at fair value, based on quoted market prices, with the unrealized gains and losses, net of income tax, reported in other comprehensive income (loss). Realized gains and losses are included in investment income. Any decline in value judged to be other-than-temporary on available-for-sale securities are included in earnings to the extent they relate to a credit loss. A credit loss is the difference between the present value of cash flows expected to be collected from the security and the amortized cost basis. The amount of any impairment related to other factors will be recognized in comprehensive income. The cost of securities is based on the specific-identification method. Interest and dividends on such securities are included in investment and other income.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Revenue and Cost Recognition

The Company recognizes a substantial portion of its revenue upon delivery of product, however for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings. We had no contracts outstanding at September 30, 2011 accounted for under the percentage-of completion method.

Stock Based Compensation

At September 30, 2011, the Company has various stock-based employee compensation plans. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards to officers, key employees and nonemployee directors. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes valuation model. Share-based compensation expense was $118,000 and $38,000 for the nine and three months ended September 30, 2011, respectively, and was $257,000 and $88,000, respectively, for the comparable 2010 periods.

The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of September 30, 2011, the Company had unearned compensation of $325,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next three years.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Stock option activity during the nine months ended September 30, 2011, under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2011	314,000	$4.24	3

Granted	—	—	—

Forfeited	(62,000)	5.24	—

Exercised	(2,000)	0.60	—

Options outstanding, September 30, 2011	250,000	$4.03	3

Outstanding exercisable at September 30, 2011	207,000	$4.44	3

At September 30, 2011 the aggregate intrinsic value of options outstanding and exercisable was $128,000 and $62,000, respectively. At the comparable 2010 period, the aggregate intrinsic value of options outstanding and exercisable was $231,000 and $151,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant- Date Fair Value
Nonvested stock options at January 1, 2011	57,000	$1.02

Granted	—	—

Vested	(14,000)	1.02

Forfeited	—	—

Nonvested stock options at September 30, 2011	43,000	$1.02

At September 30, 2011, there was approximately $7,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next two years.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 2) – Financing Arrangements:

During March 2010, the Company entered into a $3,000,000 line of credit with a commercial lender secured by all the assets of the Company.  In addition, the Company refinanced its existing term loans with the same commercial lender with a five-year $4,655,000 term loan facility that matures March 2015. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. The line of credit and term loan bear interest equal to the prime rate of interest (3.25% at September 30, 2011) plus 1% and the prime rate of interest plus 1.5%, respectively. The unpaid balance on the term loan was $3,258,000 at September 30, 2011. There were no outstanding borrowings under the line of credit as of September 30, 2011.

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

The Company was in compliance with all of its financial covenants for the first three quarterly reporting periods in 2011. During September 2011, the expiration date on the line of credit was extended from October 1, 2011 to June 1, 2012, unless sooner terminated for an event of default including non-compliance with financial covenants.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 3) – Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per common share:

	Nine Months Ended September30,		Three Months Ended September 30,
Denominator:	2011	2010	2011	2010
Denominator for basic net income per share —weighted—average common shares	4,660,000	4,417,000	4,660,000	4,444,000
Effect of dilutive securities:
Employee and directors stock options	25,000	59,000	26,000	46,000
Unearned portion of restricted stock awards	8,000	23,000	7,000	24,000
Denominator for diluted net income per share — weighted—average common shares and assumed conversion	4,693,000	4,499,000	4,693,000	4,514,000

The numerator for basic and diluted net income per share for the nine and three month periods ended September 30, 2011 and 2010 is the net income for each period.

Options to purchase 163,000 shares of common stock were outstanding during nine and three months ended September 30, 2011 and options to purchase 229,000 shares of common stock were outstanding during the comparable 2010 periods but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 73,000 shares of outstanding common stock during the nine and three months ended September 30, 2011 were not included in the computation of basic earnings per share. These shares were excluded because they represent the unearned portion of restricted stock awards.

Approximately 225,000 shares of outstanding common stock during the nine and three months ended September 30, 2010 were not included in the computation of basic earnings per share. These shares were excluded because they represent the unearned portion of restricted stock awards.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 5) - Inventories:

Inventories are comprised of the following:

	September 30,	December 31,
	2011	2010
Raw Materials	$7,070,000	$7,584,000
Work—in—process	4,778,000	3,512,000
Finished goods	714,000	531,000
TOTAL	$12,562,000	$11,627,000

(NOTE 6) – Marketable Securities:

The following is a summary of the Company’s available for sale marketable securities at September 30, 2011 and December 31, 2010:

September 30, 2011	Adjusted Cost	Fair Value	Unrealized Holding (Loss) Gain
Corporate Bonds	$267,000	$225,000	$(42,000)
U.S. Government Agency Bonds	1,000	1,000	—
Total	$268,000	$226,000	$(42,000)

December 31, 2010
Corporate Bonds	$116,000	$145,000	29,000
U.S. Government Agency Bonds	1,000	1,000	—
Total	$117,000	$146,000	$29,000

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

The table below presents the balances, as of September 30, 2011 and December 31, 2010, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

September 30, 2011	Total	Level 1	Level 2	Level 3
Corporate Bonds	$225,000	$225,000	$—	$—
U.S. Government Agency Bonds	1,000	1,000	—	—

Total Assets	$226,000	$226,000	$—	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Corporate Bonds	$145,000	$145,000	$—	$—
U.S. Government Agency Bonds	1,000	1,000	—	—

Total Assets	$146,000	$146,000	$—	$—

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

(NOTE 8) – Comprehensive Income (loss):

For the nine and three months ended September 30, 2011, total comprehensive income (loss), net of tax, was $2,092,000 and $675,000, respectively. For the comparable 2010 periods, total comprehensive income (loss), net of tax, was $(27,000) and $515,000, respectively. Comprehensive income (loss) consists of the net income (loss) and unrealized gains and losses on marketable securities, net of tax.

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

The following is the Company’s business segment information for the nine and three month periods ended September 30, 2011 and 2010:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
Electronics
Domestic	$13,342,000	$11,806,000	$4,544,000	$4,701,000
Foreign	739,000	1,136,000	332,000	185,000
Total Electronics	14,081,000	12,942,000	4,876,000	4,886,000
Power Units
Domestic	8,346,000	6,159,000	2,763,000	2,106,000
Foreign	910,000	868,000	211,000	344,000
Total Power Units	9,256,000	7,027,000	2,974,000	2,450,000
Intersegment sales	(391,000)	(166,000)	-	(37,000)
Total	$22,946,000	$19,803,000	$7,850,000	$7,299,000

Income before income tax provision (benefit):

Electronics	$1,076,000	$160,000	$419,000	$448,000
Power Units	2,011,000	708,000	620,000	340,000
Intersegment profit	(3,000)	42,000	11,000	(10,000)
General corporate expenses not allocated	(854,000)	(947,000)	(308,000)	(260,000)
Interest expense	(151,000)	(172,000)	(45,000)	(61,000)
Investment and other income, net	133,000	213,000	28,000	32,000

Income before income tax provision (benefit)	2,212,000	$4,000	$725,000	$489,000

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 10) - Goodwill and Other Intangible Assets:

The Company applies ASC 350, Intangibles-Goodwill and Other. ASC 350 requires that goodwill not be amortized but evaluated for impairment. The Company performs its annual impairment test of goodwill at the end of its fiscal year or when impairment indicators are present.

As of September 30, 2011 and December 31, 2010, the Company's goodwill and intangible assets consist of the following:

	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value

Goodwill		$9,798,000	-	$(8,110,000)	$1,688,000
Intangible Assets:

Contract relationships	15 Years	2,000,000	$(278,000)	(1,722,000)	-
Contract backlog	1-5 Years	1,750,000	(1,750,000)	-	-
Non-compete agreements	3 Years	415,000	(386,000)	(29,000)	-
		$4,165,000	$(2,414,000)	$(1,751,000)	$-

The Company recognized amortization expense of $94,000 and $4,000, respectively, for the nine and three months ended September 30, 2010.

(NOTE 11) – Income Taxes:

The Company utilized net operating loss carryforwards to offset income taxes, except for $74,000 and $28,000 of state income and federal minimum tax expense, for the nine and three months ended September 30, 2011, respectively. For the comparable periods in 2010, the Company recorded income tax expense (benefit) of $1,000 and $(20,000), respectively, for state income and federal minimum taxes.

The Company applies ASC 740 relating to accounting for uncertainty in income taxes. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. Additionally, this pronouncement provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company does not have any liabilities for uncertain tax positions at September 30, 2011 or December 31, 2010.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 12) – Commitments:

The Company elected not to renew the employment agreement of its former chief executive officer, effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. Included in the recorded expense was $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock. As of September 30, 2011, the liability associated with the former chief executive officer was approximately $820,000. A majority of the obligation will be paid by early January 2012. The former chief executive officer has filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual provisions in connection with the contract non-renewal. The arbitration hearing is scheduled for the fourth quarter of 2011. The Company is committed to paying the amount that it believes is owed to its former chief executive officer. The Company believes any claims for amounts over what it believes are contractually owed to him is without merit and will be vigorously defended.

(NOTE 13) – Recent Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective, for fiscal years, and interim periods within those years, beginning after December 15, 2011, or as subsequently amended, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance is not expected to affect the company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, ”Testing Goodwill for Impairment”. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of ASU No. 2011-08 to have a material impact on our financial condition,  results of operations or cash flows.

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

Executive Overview

We recorded increases in revenue and profitability for the nine and three months ended September 30, 2011 as compared to the same periods in 2010. Our sales increase in the nine month current period was due to an increase in sales from both our Power and Electronics Groups. The sales increase during the current three month period was attributable to an increase in sales at our Power Group which was due to a significant increase in sales at its commercial division and despite a slight decrease in sales at its COTS division. We recorded net income of $2,138,000 and $697,000 during the nine and three months ended September 30, 2011, respectively, compared to net income of $3,000 and $509,000, respectively, during the comparable 2010 periods. The increase in net income in both the nine and three month current year periods was primarily attributable to an increase in sales and gross profit and despite an increase in selling, general and administrative expenses.

Our backlog at September 30, 2011 was approximately $15,800,000 compared to $20,100,000 at September 30, 2010.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant amount of business opportunities and we are confident that we will receive many of the orders we are pursuing, although timing is always an uncertainty.

Index

Our financial condition has improved, due to the strong 2011 operating results, as evidenced by our 5.1 to 1 current ratio at September 30, 2011. In March 2010, we entered into a credit agreement with a commercial lender pursuant to which we (a) established a line of credit up to $3,000,000 and (b) entered into a term loan in the amount of approximately $4,700,000. These facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide us general working capital needs. As a result of our 2010 fourth quarter loss due mainly to costs associated with the non-renewal of our former chief executive officer’s employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. However, we did negotiate an amendment to our Credit Agreement in March 2011 and obtained a waiver relating to the covenant violation. We were in compliance with all of our financial covenants for the first three quarterly reporting periods in 2011.

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

Index

Deferred Tax Asset

At September 30, 2011, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $17,000,000 and $8,000,000, respectively, that expire through 2030. Approximately, $11,000,000 of federal net operating loss carry-forwards expire between 2011-2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset.  We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on its deferred tax asset and operating results could be affected, accordingly.

Impairment of Goodwill

We have a significant amount of goodwill.  In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the asset.  After completing the impairment testing of goodwill, we concluded an impairment charge should be taken at December 31, 2010 for the remaining carrying value of goodwill and intangible assets in connection with the acquisition of ICS in 2007. As of December 31, 2010, all acquired intangible assets have either been fully amortized or written off.

Our analysis employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The balance of our goodwill for each of our operating units as of December 31, 2010 and September 30, 2011 is as follows: TDL $820,000 and Behlman $868,000. After the impairment charge taken on the remaining carrying value of ICS’ goodwill and intangible assets at December 31, 2010, of the two reporting units with goodwill, TDL and Behlman have a fair value that is in excess of their carrying value by approximately 23% and 27%, respectively.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $118,000 and $257,000 for the nine months ended September 30, 2011 and 2010, respectively. No restricted stock or stock options were granted during the nine months ended September 30, 2011. We account for stock option grants using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Marketable Securities

We currently have approximately $226,000 invested primarily in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost.  In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security.   Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Results of Operations

Three month period ended September 30, 2011 v. September 30, 2010

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

Index

Consolidated net sales for the three month period ended September 30, 2011 increased by 7.5% to $7,850,000 from $7,299,000 for the three month period ended September 30, 2010, due to higher sales from our Power Group and despite slightly lower sales from our Electronics Group. Sales from our Power Group increased by 21.4% which was due to a significant increase in sales from its commercial division which was partially offset by a slight decrease in sales from its COTS division. The increase in sales from the Power Group’s commercial division was mainly attributable to an increase in shipments pursuant to customer delivery schedules. Sales from our Electronics Group decreased slightly due to a decrease in sales at our TDL subsidiary and despite an increase in sales at our Orbit Instrument Division and ICS subsidiary.

Gross profit, as a percentage of sales, for the three months ended September 30, 2011 increased to 43.1% from 38.6% for the three month period ended September 30, 2010.  This increase was primarily the result of higher gross profit from both our Power and Electronics Groups. The increase in gross profit from our Power Group was principally due to operating leverage inherent in our business due to the increase in sales during the current period. The increase in gross profit from our Electronics Group was primarily due to product mix and the operating leverage inherent in our business that resulted from the increase in sales at our Orbit Instrument Division and ICS subsidiary.

Selling, general and administrative expenses increased by 15.1% to $2,644,000 for the three month period ended September 30, 2011 from $2,297,000 for the three month period ended September 30, 2010 principally due to higher corporate costs and certain labor inefficiencies related to downsizing at our ICS subsidiary. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2011 increased to 33.7% from 31.5% for the three month period ended September 30, 2010 principally due to the increase in costs and despite the increase in sales.

Interest expense for the three months ended September 30, 2011 decreased to $45,000 from $61,000 for the three months ended September 30, 2010 due to a decrease in the amounts owed to lenders under our term debt and line of credit.

Investment and other income for the three month period ended September 30, 2011 decreased to $28,000 from $32,000 for the three month period ended September 30, 2010 principally due to a decrease in the amounts invested during the period.

Net income before taxes was $725,000 for the three months ended September 30, 2011 compared to $489,000 for the three months ended September 30, 2010.  The increase in income was principally due to the increase in sales from our Power Group and an increase in gross profit from both the Electronics and Power Groups and despite an increase in selling, general and administrative expenses.

Index

Income taxes for the three months ended September 30, 2011 was $28,000 which consisted of state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards. We had an income tax benefit of $20,000 for the three months ended September 30, 2010 principally due to the reversal of certain state income taxes previously accrued.

As a result of the foregoing, net income for the three months ended September 30, 2011 was $697,000 compared to net income of $509,000 for the three months ended September 30, 2010.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended September 30, 2011 increased to $838,000 from $625,000 for three months ended September 30, 2010.  Listed below is the EBITDA reconciliation to net income:

	Three months ended
	September 30,
	2011	2010
Net income	$697,000	$509,000
Interest expense	45,000	61,000
Income tax expense (benefit)	28,000	(20,000)
Depreciation and amortization	68,000	75,000
EBITDA	$838,000	$625,000

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

Nine month period ended September 30, 2011 v. September 30, 2010

Consolidated net sales for the nine month period ended September 30, 2011 increased by 15.9% to $22,946,000 from $19,803,000 for the nine month period ended September 30, 2010 due to higher sales from both our Electronics and Power Groups.  Sales from our Electronics Group increased by 8.8%, due principally to increased sales from our Orbit Instrument Division and ICS Subsidiary and despite a decrease in sales from our TDL subsidiary.  Sales from our Power Group increased by 31.7% from the same period in the prior year due to increased sales from both its COTS and commercial divisions. The increase in sales from our commercial division was mainly attributable to an increase in bookings during the current period and the increase in sales from our COTS division was principally due to increased shipments pursuant to customer delivery schedules.

Index

Gross profit, as a percentage of sales, for the nine months ended September 30, 2011 increased to 42.0% from 36.4% for the nine month period ended September 30, 2010. This increase was primarily the result of higher gross profit from both our Electronics and Power Groups. The increase in gross profit from our Electronics Group was principally due to higher gross profit from our Orbit Instrument Division and ICS subsidiary and despite lower gross profit from our TDL subsidiary. This increase was principally due to operating leverage inherent in our business due to the increase in sales at both operating units. The increase in gross profit from our Power Group was principally due to operating leverage inherent in our business due to the increase in sales during the current period.

Selling, general and administrative expenses increased by 2.1% to $7,399,000 for the nine month period ended September 30, 2011 from $7,246,000 for the nine month period ended September 30, 2010 principally due higher selling, general and administrative expenses from our Electronics and Power Groups and despite a slight reduction in corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2011 decreased to 32.2% from 36.6% for the nine month period ended September 30, 2010 principally due to the increase in sales and despite the increase in expenses.

Interest expense for the nine months ended September 30, 2011 decreased to $151,000 from $172,000 for the nine months ended September 30, 2010 due principally to a decrease in the amounts owed to lenders under our term debt.

Investment and other income for the nine month period ended September 30, 2011 decreased to $133,000 from $213,000 for the nine month period ended September 30, 2010 principally due to a gain of $109,000 on a corporate bond sold in the prior period and lower amounts invested during the current period and despite a $45,000 gain on the sale of corporate bonds during the current period.

Net income before taxes was $2,212,000 for the nine months ended September 30, 2011 compared to $4,000 for the nine months ended September 30, 2010. The increase in income was principally due to the increase in sales and gross profit from both the Electronics and Power Groups and despite an increase in selling, general and administrative expenses and a decrease in investment and other income.

Income taxes for the nine months ended September 30, 2011 and September 30, 2010 consist of $74,000 and $1,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, the net income for the nine months ended September 30, 2011 was $2,138,000 compared to $3,000 for the nine months ended September 30, 2010.

Index

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the nine months ended September 30, 2011 increased to $2,565,000 from $476,000 for the nine months ended September 30, 2010.  Listed below is the EBITDA reconciliation to net income:

	Nine months ended
	September 30,
	2011	2010
Net income	$2,138,000	$3,000
Interest expense	151,000	172,000
Income tax expense	74,000	1,000
Depreciation and amortization	202,000	300,000
EBITDA	$2,565,000	$476,000

Material Change in Financial Condition

Working capital increased to $16,025,000 at September 30, 2011 compared to $15,006,000 at December 31, 2010.  The ratio of current assets to current liabilities increased to 5.1 to 1 at September 30, 2011 compared to 4.3 to 1 at December 31, 2010. The increase in working capital was due principally to the net income for the period and despite the repayment of debt and liability associated with our former chief executive officer.

Net cash provided by operating activities for the nine month period ended September 30, 2011 was $1,261,000, primarily attributable to the net income for the period, non-cash depreciation, stock compensation and inventory reserves, a decrease in costs and estimated earnings in excess of billings and other current assets and despite an increase in inventory and a decrease in the liability associated with our former chief executive officer. Net cash provided by operating activities for the nine month period ended September 30, 2010 was $1,113,000, primarily attributable to non-cash depreciation and stock compensation expense, the decrease in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and despite the non-cash gain from the sale of marketable securities.

Cash flows used in investing activities for the nine month period ended September 30, 2011 was $223,000, primarily attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities and fixed assets. Cash flows provided by investing activities for the nine month period ended September 30, 2010 was $356,000, primarily attributable to the sale of marketable securities that was partially offset by the purchase of fixed assets.

Cash flows used in financing activities for the nine month period ended September 30, 2011 was $1,085,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from note payable-bank. Cash flows used in financing activities for the nine month period ended September 30, 2010 was $1,165,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from the issuance of long term debt and the exercise of stock options.

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

As a result of our loss in the fourth quarter of 2010, primarily due to the costs associated with the non-renewal of our former chief executive officer’s employment contract, we were not in compliance with one of our financial covenants at December 31, 2010. In March 2011, we and our lender agreed to (i) waive the covenant default; (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the our operating profitability; (iii) modify the definition of a financial covenant; (iv) institute a new covenant related to the Company’s liquidity; and (v) extend the expiration date of our line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000 plus legal fees but did not change the interest rate on our line of credit or term debt. We were in compliance with all of our financial covenants for the first three quarterly reporting periods in 2011. Our primary lender has extended the expiration date of our line of credit from October 1, 2011 to June 1, 2012.

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

Index

Certain Material Trends

Backlog at September 30, 2011 was $15.8 million compared to $20.1 million at September 30, 2010.  An MK-119 order for ICS, valued at $2.4 million, had been included in last year’s backlog; however, a new MK-119 order is not expected to be awarded until late 2012 for foreign military sales.  The reduction in backlog is also due to a slight decrease in the Orbit Instrument Division backlog.  Our backlog as of October 31, 2011 increased to $16.7 million.

During the third and fourth quarters of 2010, our Orbit Instrument Division received several new follow-on contract awards for its legacy hardware.  Based on these awards, our Orbit Instrument Division, in 2010, recorded bookings of over $11,000,000, its highest level in many years.  In addition, during the fourth quarter of 2010, the Division was notified by its prime contractor on a program in which the Division provides one of its products related to Federal Aviation Administration air traffic control towers that the prime contractor is seeking to procure a significant amount of units which could approximate in excess of $4,400,000.  The Division has received orders, for these products, in excess of $1,200,000 through October 2011 and is expecting another large order in the fourth quarter of 2011.  Deliveries for orders that have been received to date, commenced in the third quarter and are expected to continue through the first quarter of 2012; Delivery schedules for the remaining units have not yet been determined although it is currently expected that the concentration of deliveries will be in 2013.  Our Orbit Instrument Division is also expecting a significant order for its RCU on the Common Transponder Program with deliveries expected in 2012 and 2103. Due to its strong backlog and these two large follow-on opportunities, our Orbit Instrument Division appears well-positioned for strong revenue and profitability for the remainder of 2011 and into early 2012.

ICS does not expect a follow-on award for its MK-119 Gun Console System for 2012 delivery.  However, it does expect future orders on this program for foreign military sales. ICS is expecting the first order for foreign military sales to be awarded in late 2012.  ICS developed and shipped three prototype Serial Data Converter (SDC) units during the second quarter and is expecting an order for two additional prototype SDC’s for delivery in the first half of 2012.   The bid for the actual SDC production work is currently being prepared by the U.S. Navy.  However, the potential revenue from the SDC is not expected to replace the revenue lost on the MK-119.  ICS is currently working on other business opportunities and has taken certain cost saving initiatives including a slight reduction in personnel and the consolidation of its two operating facilities into one.

TDL continues to work with several prime contractors on new prototype and pre-production orders and many of these opportunities have been delayed in moving to the initial production stage.  As a result, TDL, through the first nine months of 2011, did not meet internal projections for revenue and profitability.  However, during the month of October 2011, TDL did receive three anticipated new prototype awards that are either expected to be shipped in the fourth quarter of 2011 or the first quarter of 2012.  We expect that these awards will progress to initial production sometime during 2012.

Index

Business conditions at our Power Group remain very good with continued strong bookings for both the commercial and COTS divisions.  In particular, our COTS division has received a significant number of awards during the third quarter and in October 2011, many of which have follow-on potential in both the near and long term.  Bookings for our Power Group for 2011 will most likely be at a record level.  Consequently, operating results for this segment through the first three quarters of 2011 have been very strong and we expect these results to continue at least through the first half of 2012.

In summary and looking ahead to 2012, we expect our two largest operating units, our Power Group and our Orbit Instrument Division, to remain strong.  Our Power Group is well positioned for strong operating results for 2012 and Orbit Instrument Division, assuming the timely receipt of follow-on business opportunities, should also continue good operating results in 2012.

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

Reductions in the level of military spending by the United States Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings.  However, we believe that any future cuts in defense spending will be in certain areas of the defense budget that we generally do not participate in.  In fact, we believe that as military assets return from the Middle East, the need for refurbishment and modernization should become a defense spending priority.  Therefore, we believe there could be significant opportunities for us as military efforts are curtailed and defense spending priorities are refocused.  However, future business for our Company, resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors.

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

Index

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions.  Through the past several years, we reviewed various potential acquisitions and believe there are opportunities presently available, particularly to integrate into our current operating facilities.    However, there is no assurance that any future acquisition will be accomplished.  In addition, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations of such acquired companies to satisfy scheduled debt payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.

Off-balance sheet arrangements

We presently do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Index

Item 4.	CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

Except as previously disclosed on Form 10-Q for the period ending March 31, 2011, the Company is not party to any material legal proceedings as of the date of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
10.1*	Employment Agreement.
31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL.
_________________
*Filed with this report.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	November 14, 2011	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and
Director

Dated:	November 14, 2011	/s/ David Goldman
David Goldman, Chief
Financial Officer