Form 10-K
period 2011-12-31
ORBIT INTERNATIONAL CORP
filed 2012-03-30
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to ____

Commission File No. 0-3936
ORBIT INTERNATIONAL CORP.
(Name of registrant as specified in its charter)

Delaware	11-1826363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 435-8300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.10 par value per share	Nasdaq Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐                                           No ☒

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                                           No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes ☒                                           No ☐
Indicate by check mark whether Registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and posted such files).
Yes ☒                                           No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes    ☒ No

Aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on June 30, 2011): $21,046,667

Number of shares of common stock outstanding as of March 30, 2012: 4,637,695

Documents incorporated by reference: The Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant’s 2012 Annual Meeting of Stockholders.

PART I

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K which are not statements of historical or current fact constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual financial or operating results to be materially different from the historical results or from any future results express or implied by such forward-looking statements.  Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results.  In addition to statements which explicitly describe any risks and uncertainties (including factors noted in Item 7 below – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time our reports and registration statements filed with the Securities and Exchange Commission.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 1.	DESCRIPTION OF BUSINESS

General

Orbit International Corp. (the “Company” or “Orbit”) was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp.  In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp.  We conduct our operations through our Orbit Instrument Division (“Orbit Instrument”) and our wholly owned subsidiaries, Behlman Electronics, Inc. (“Behlman”), TDL Development Laboratory, Inc. (“TDL”) and Integrated Consulting Services, Inc., d/b/a Integrated Combat Systems (“ICS”). Through our Orbit Instrument Division, which includes our wholly owned subsidiaries, Orbit Instrument of California, Inc. and TDL, we are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS, based in Louisville, Kentucky, performs systems integration for gun weapons systems and fire control interface, as well as logistics support and documentation. Behlman is engaged in the design and manufacture of high quality commercial power units, AC power, frequency converters, uninterruptible power supplies and commercial-off-the-shelf (“COTS”) power solutions.

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

The following sets forth certain selected historical financial information relating to our business segments:

	December 31,
	2011	2010
Net sales (1):
Electronics Group
Domestic	$17,657,000	$15,798,000
Foreign	1,053,000	1,031,000
Total Electronics Group	$18,710,000	$16,829,000
Power Group
Domestic	$11,403,000	$8,908,000
Foreign	1,323,000	1,179,000
Total Power Group	$12,726,000	$10,087,000

Income (loss) before income tax provision (2):
Electronics Group	$1,563,000	$(2,986,000)
Power Group	$3,009,000	$1,437,000

Assets:
Electronics Group	$12,118,000	$12,297,000
Power Group	$6,846,000	$6,089,000

(1)	Includes intersegment sales.
(2)
Exclusive of corporate overhead expenses, interest expense, and investment and other income- net, which are not allocated to the business segments. Includes goodwill and intangible assets impairment charges of $924,000 in 2010.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 17 to the Consolidated Financial Statements appearing elsewhere in this report.

Description of Business

General

Our Electronics Group designs, manufactures and sells customized panels, components, and subsystems for program requirements to prime contractors, governmental procurement agencies and research and development (“R&D”) laboratories, primarily in support of specific military programs.  More recently, we have focused on providing commercial, non-military “ruggedized hardware” (hardware designed to meet severe environmental conditions) to prime contractors at cost competitive prices.  Products include a variety of custom displays, “full-mil keyboards”, trackballs and data entry devices.  Our Electronics Group’s products, which in some cases are designed for customer requirements on a firm, fixed-price contract basis, have been successfully incorporated into systems deployed on surveillance aircraft. Among the surveillance aircraft on which our systems have been incorporated are the E-2C, E-2D, Joint Surveillance Target Attack Radar Systems (J/STARS), Lookdown Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements., Among the shipboard programs on which our systems have been incorporated are the AEGIS (Guided Missile Cruisers and Destroyers), DDG’S (Guided Missile Destroyers), BFTT (Battle Force Tactical Training), LSD’S (Amphibious Warfare Ships) and LHA’S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs, and avionic displays. Through ICS, the Electronics Group also performs: (i) analysis and evaluation of medium and major caliber Naval Gun Weapon Systems performance, including interoperability and compatibility with combat systems, interface systems, ammunition, subsystems and components, (ii) engineering requirements, such as the design, integration and production of medium and major caliber Naval Gun Weapon Systems’ components and (iii) engineering supplies and services in support of medium and major caliber Naval Gun Weapon Systems initiatives, including the development of test plans, test equipment, test articles/units, analyses, trouble shooting, repair, maintenance and reporting.

Our Power Group manufactures and sells power supplies, AC power sources (equipment that produces power that is the same as what would be received from a public utility), “frequency converters” (equipment that converts local power to equivalent foreign power), “uninterruptible power supplies (“UPS”)” (devices that allow a computer to operate while utility power is lost), associated analytical equipment and other electronic equipment.  The COTS division of our Behlman subsidiary designs and manufactures power solutions to meet customer specifications.

Products

Electronics Group

IFF- Identification Friend or Foe

Our Orbit Instrument Division has designed and developed a remote control unit (“RCU”) that has supported the Common Transponder (“CXP”) program for both the U.S. Navy and U.S. Army. Our RCU has been fully qualified for shipboard, aircraft and ground based programs, which are now functional and supporting U.S. forces in air, sea and ground battlefield conditions. Orbit’s RCU now has embedded proprietary software code for Mode S, Enhanced Traffic Alert and Collision Avoidance Systems (“ETCAS”), and Mode 5 IFF combat applications.

After shipping more than 3,000 units in support of U.S. Army and U.S. Navy CXP program requirements, our Orbit Instrument Division has designed and qualified a new Integrated Remote control Unit (“IRCU”) which has been qualified to support U.S. Air Force retrofit programs.

Intercommunication Panels

Our Orbit Instrument Division has designed and developed various types of shipboard communication terminals.  These communication terminals support existing shipboard secure and non-secure voice communication switches.  The panels contained within the terminals have recently been upgraded with state-of-the-art color LCD displays, including options for touch screens. In addition, Orbit Instrument has upgraded the communications terminals with “telco-based" capability. The upgraded communication terminals have been successfully embedded within combat information center (“CIC”) consoles on several U.S. Naval ship configurations.

Orbit Instrument has designed and developed the next generation color LCD flat panel technology with a touch screen based computer controlled Action Entry Panel for the AEGIS class ships. The new Color Programmable Entry Panel (PEP) is currently replacing our existing, functional yet aging Plasma Entry Panel that has now provided decades of 24/7 critical useful life naval service.

Displays

Our Electronics Group, through Orbit Instrument and TDL, has designed, developed, qualified and successfully supported several of critical programs for prime contractors and government procurement agencies. Our Electronics Group has designed displays using electroluminescent (“EL”), plasma, and LCD technologies for military and rugged environments.

Displays designed by our Electronics Group allow one or more operators to monitor and control radar systems for aircraft, helicopter, shipboard, ground-based, and tracked vehicle systems. Our unique modular design technique allows our displays to provide “smart technology”, with options for CPUs, memory and high speed graphics for operators to perform their mission in the most severe combat conditions. TDL and Orbit Instrument displays are readable under both sunlight and night vision conditions (“NVIS”), and continues to operate in nuclear, biological and chemical (“NBC”) environments.

Both our Orbit Instrument Division and our TDL subsidiary provide avionic displays and keyboards for Air Force jet fighter, bomber, surveillance and tanker refueling programs. Displays may vary from 4” to 45” inches long and incorporate multiple inputs and outputs.

Our TDL subsidiary has developed several color LCD displays that have been qualified and currently support a number of helicopter, jet fighter, bomber, tracked vehicle and armored vehicle programs.

TDL has designed a number of display configurations to support retrofit and upgrade programs for B-52 aircraft, V-22 Osprey cockpit, as well as the latest fleet upgrade for domestic and foreign military aircraft. TDL has also designed, qualified and delivered displays, providing real-time data to the operator, for mission support in the HH-60 and CH-53 helicopters, F-16 fighter aircraft and various other military aircraft. This program opportunity will support both current and retrofit programs.

Orbit has successfully designed and qualified an input device assembly (“IDA”) that includes a fully integrated keyboard, trackball and display assembly that is worn (via velcro), on the co-pilot’s thigh during flight missions. This unique wearable system provides co-pilots with additional information that is easy to access, and does not require additional space within the cockpit environment. This allows the aircraft to actually have four bullnose systems, the last being the Orbit designed IDA thigh pad.

Our Orbit Instrument Division has supported programs that include displays, keyboards and track balls to form complete operator systems on “trays.” These trays are qualified for sub-surface, shipboard, aircraft and tracked vehicle programs.

Orbit Instrument has successfully designed and qualified a display tablet in support of an ongoing Chinook Helicopter upgrade program. The initial quantity of production tablets will enhance and upgrade mission avionics and control capabilities in the Chinook helicopter. These tablets are currently scheduled for delivery in 2012.

Orbit Instrument has designed and developed a 6.5” display, as well as a sunlight readable 20.1” display for the U.S. Navy’s Carrier Machinery Control System (“MCS”) programs.  The qualification phase of these displays will be in the second quarter 2012.  Production of these displays commenced during the fourth quarter 2011 for delivery and installation on the Navy’s CVN-78 aircraft carrier.

Keyboards, Keypads and Pointing Devices

Orbit Instrument and TDL have designed a number of custom backlit keyboards and keypads to meet military specifications.  These keyboards and keypads have been designed for shipboard, airborne, sub-surface and land-based programs, as well as for the Federal Aviation Administration. The keyboards include various microprocessor-based serial interfaces, such as RS-232, RS-422, PS/2, USB and SUN type interfaces. Depending on the requirement, some of the backlit keyboards are night vision goggle compatible and designed for NVIS Green A or Green B night vision requirements.

Operator Control Trays

Our Orbit Instrument Division designs and manufactures a variety of “operator control trays” that help organize and process data created by interactive communications systems, making such data more manageable for operator consumption.  These trays are presently used to support patrol and surveillance aircraft programs, standard shipboard display console requirements and land-based defense systems applications. The operator trays are integrated with Orbit designed/developed keyboards, flat panel technology-based computer controlled action entry panels, switch panels and pointing devices.

Command Display Units (CDU’S)

Our Orbit Instrument Division currently has orders for command display panels that are being utilized in vehicular, shipboard and sheltered platform requirements. The display panels are flat panel technology based. We have designed/developed several models of the CDU to be used by U.S. Navy, U.S. Army and U.S. Marines, and the South Korean and Canadian armies.

MK 437 Gun Mount Control Panel (GMCP)

ICS is under contract to provide the GMCP, a manned control panel located shipboard in the gun loader room.  The GMCP consists of an interactive operator control/display terminal that permits the operator to control the Gun Mount and the GCSC.  The operator is able to enter ammunition and environmental pre-engagement data and to monitor the Gun Mount status and operation.  In the event of a loss of the Gun Console (GC), the GMCP can serve as a casualty mode of system operation.

MK 119 Gun Computer System Cabinet (GCSC)

ICS was previously under a multi-year contract for the production of the MK 119 GCSC, an unmanned environmentally isolated shipboard enclosure that houses a standard 19-inch electronics rack containing processors, electronic devices and cooling and power conditioning equipment that performs processing, interfacing and data extraction functions.  It is anticipated that the MK119 GCSC product line will be supplanted with increased orders for the MK110 Signal Data Converter. However, the MK 119 may still be used for foreign military sales.

MK 110 Serial Data Converter

The MK 110 Serial Data Converter (SDC) is the ‘next generation’ MK 119 Gun Computer System Cabinet.   The SDC will allow a newly modernized DDG-51 Class Combat Management System to easily interface with legacy Gun System hardware.  ICS has received contracts for five prototype SDC units and has delivered three of these units.  All prototype units are being built to the government approved ICS design baseline.

Harness Assemblies

ICS is leveraging its core competencies in electronics enclosure assembly into a cable harness assembly Manufacturing Center of Excellence (MCoE).  The MCoE will support a stable base for enhanced harness assembly and cable sales.  While no additional training or certification is required to support this elevated capability ICS will migrate from ISO 9001 certification to AS-9100 certification during calendar year 2012.

Selected Products

ICS builds a wide range of system integration products, including fiber optic cables, specialty enclosures, traditional shipboard cable sets (low smoke and non-low smoke) and training devices.

Power Group

Our Behlman subsidiary’s Commercial Power Supply Division designs and manufactures AC power sources.  These products are used for clean regulated power and for frequency and voltage conversion applications.  Behlman’s AC power supplies are used on production lines, in engineering labs, for oil and gas exploration, on  aircraft  and ships (both manned and unmanned), and on related ground support systems.

Behlman’s frequency converters are used to convert power from one frequency to another.  They are used to test products to be exported to foreign countries from the point of origin (e.g., in the U.S., 60 Hz is converted to 50 Hz) and to test products requiring the supply of 400 Hz for aircraft and ship power.  These frequency converters are also used in rugged applications such as on airplanes to supply the 60 Hz required by standard equipment, such as computers, from the 400 Hz available on the aircraft.  In addition, Behlman’s products are used for railroad signaling.  Its frequency converters are manufactured for most of the passenger railroads in the United States.  Behlman’s power sources have power levels from 100 VA to 120,000 VA.

Behlman’s Uninterruptible Power Supply (“UPS”) products are used for backup power when local power is lost.  Behlman only competes in the “ruggedized,” industrial and military markets.  Behlman is now producing its UPS units for DDG-51-class Aegis destroyers, LHD Wasp-class ships and its RUPS unit for military aircraft.

Behlman’s inverters which convert system battery power to AC are being used in electric, gas and water transmission systems and in utility substations.

Behlman’s COTS Division designs and manufactures power supplies that use COTS power modules to meet its customers' environmental specifications.  This technique requires less engineering resources and produces a more reliable unit in much less time.  Customers include the U.S. and NATO military services and their prime contractors, and nuclear power plant control systems manufacturers. Behlman is designing VPX power supplies for one of its customers which will also be sold to the general public as standard VPX modules.

Behlman also performs reverse engineering of analog systems for the U.S. Government or U.S. Government contractors to enable them to have a new supplier when the old manufacturer cannot or will not supply the equipment.

Behlman is a long time supplier to the Source Development Department of the Naval Inventory Control Point (“NAVICP”) and has been given the opportunity to compete against prime contractors.  Behlman has supplied power supplies used on a broad array of equipment including submarines, surface ships, aircraft and ground support equipment. Behlman’s experience in high voltage power supplies has enabled the military to extend the life of many of its programs.

Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

Proposed Products

Electronics Group

Our Electronics Group continues to identify new program opportunities that require new hardware and software designs to support prime contractors and defense procurement agency land, sea and air solutions.

TDL continues to be a leading supplier of display and keyboard designs, supporting defense electronics and industrial program requirements. TDL has developed a second LCD display configuration that is being used to support transit authority communication directly with the driver. This device is typically mounted within a bus and allows the driver to input and receive information throughout the intended route. TDL continues to support this transportation display requirement and can provide solutions to each transit authority as new awards are released.

Our Electronics Group has developed several new color smart displays for use on helicopters. Given the critical requirements of helicopter missions, each configuration has been designed as sunlight readable and night vision qualified, and provides the crew with real time data under extreme environmental and combat requirements.

Our Electronics Group continues to provide a family of state-of-the-art display configurations that combine various stand alone switch panels and data input devices onto a single display. These displays provide an operator with a single source of easy to access information that supports naval consoles, aircraft cockpits, armor vehicle suites and helicopter cockpit requirements.

Orbit Instrument continues to develop new GPS Control Display Unit (“CDU”) panels that support U.S. Army land navigation system requirements. A number of CDU panels have been designed as a total solution for customer requirements. As each foreign country procures this Fire Finder system from the prime contractor, critical country mapping and targeting code is written by the division segment and embedded into the CDU as an operational requirement.

Our Electronics Group continues to target ongoing retrofit programs, which are intended to extend the life cycle of ships, aircraft, and armored vehicles. To that extent, Orbit Instrument and TDL have designed state-of-the art LED switch panels, keyboards, and communication panels that are form fit and replaceable for units that have exceeded their intended operational usage. In all cases, the new technological designs supporting the switch panels, keyboards, and communication panels are intended to replace units that have been operational in combat mode for decades.

Orbit Instrument designed and developed a voice over IP (“VOIP”) version of its Secure Audio System (“SAS”) used on LSD-class ships.  The new SAS panel includes the necessary analog interface for the Audio System as well as the digital interface necessary to interface with the new CEDS Displays and the VOIP interface. It has provided the plasma display version of the SAS Panel in the past.  The new SAS panel is being evaluated to be used on Common Enterprise Display System (“CEDS”) and target retrofit opportunities.

Orbit Instrument has designed and developed a color 9” LCD display version of the Radio Frequency Transmission Line Test Set (“RFTLTS”).  It has supported the RTFLTS with an Electro Luminescent (“EL”) display in the past, and the new color LCD version will target retrofit opportunities. In addition, Orbit also developed a color 9” LCD display version of the MK-45 MOD 4 EP2  Display.

TDL has delivered several displays that have been deployed in various configurations of Mine Resistant Ambush Protected (“MRAP”) vehicles, which are currently deployed in Iraq and Afghanistan. Both TDL and our Orbit Instrument Division are working with several prime contractors to support the modification efforts for MRAP vehicles currently deployed in the Middle East.

Naval Fire Control System

On U.S. Navy ships, the Naval Fire Control System (“NFCS,” also designated the “AN/SYQ-27”) is a system to plan gunfire support of friendly forces ashore.  Since the forces requesting support may be from any branch of the military, NFCS operates with the Army’s Advanced Field Artillery Tactical Data System (“AFATDS”) as well as the Navy’s Global Command and Control System and existing Naval Gun Fire Control Systems.  NFCS has been installed aboard the USS Arleigh Burke Class Destroyers DDG-81 through DDG-90 and is planned for introduction onto the remaining USS Arleigh Burke Class Destroyers as well as the Ticonderoga Class Cruisers. ICS is the OEM for the Navy’s signature Gun Fire Control System – the MK 160 Gun Fire Control System.  ICS is continually exploring opportunities to add NFCS related products to its portfolio.

Electronic Cabinetry

In response to market-based influences ICS is developing a family of VPX and  VME (“GWS”)  based cabinets to house both custom and COTS components.  This family of cabinets will be qualified to the full spectrum of environmental criteria mandated by the Department of Defense customer base.

Future modifications of the GCSC will incorporate touch sensitive displays, detailed built-in-test capabilities and a robust graphic interface.

Depot Overhaul Point

ICS is the OEM on a number of major Gun Weapon System (“GWS”) assemblies.  ICS has been working with the Naval Supply System (“NAVSUP”) in Mechanicsburg, Pennsylvania to establish and certify ICS as the Depot Overhaul Point on these major GWS assemblies.

Pre-certification efforts are underway at ICS via the execution of several small equipment repair contracts.  These efforts are projected to culminate in ICS receiving Depot Overhaul Point certification from NAVSUP in mid-2012.  Once the NAVSUP depot operation is baselined ICS intends to pursue certification as an FAA repair depot.

Power Group

In an effort to expand our Power Group’s product base, Behlman is developing new, higher power inverters.  These products are designed to expand our presence in the utility market and to establish a presence in the military inverter market where the inverter can be used on vehicles such as Hummers.

Behlman is expanding its high power “BL” series to be used on new aircraft that utilize “wild frequency” systems, which will include CE mark for European sales.

Behlman is expanding its “P” series of low cost AC power supplies to add power factor corrected input and CE marking in order to enhance its sales to the European Community.

Behlman has developed and is continuing to develop a new line of ruggedized UPS to be used in military and high end industrial applications.

In response to customer requests, Behlman has developed and continues to expand its line of COTS power supplies to be used in applications such as satellite, nuclear power plant control, sonar and fire control optics.  Behlman continues to be the company of choice for certain divisions of military procurement to replace obsolete power equipment with modern COTS versions.

Behlman is developing power factor front ends for its power supplies and high speed switching so that linear power supplies will not be necessary.

Sales and Marketing

Products of our Electronics Group are primarily marketed by the sales personnel and management of the respective operating units. Manufacturers’ representatives have recently been added as well.  The COTS division’s products of our Power Group are marketed by Behlman’s sales and program managers and other management personnel.  Commercial products of our Power Group are sold by regional sales managers, manufacturers’ representatives and non-exclusive distributors.

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

The electronics industry is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for future design, development and marketing of our products and services.  The markets for electronic products, components and related services are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles.  We are constantly required to expend funds for research and development of new technologies.

Our Electronics Group’s competitive position within the electronics industry is, in management’s view, predicated upon our manufacturing techniques, our ability to design and manufacture products to meet the specific needs of our customers and our long-standing relationship with our major customers.  (See “Major Customers” below). There are numerous companies, many of which have greater resources than us, that are capable of producing substantially all of our products.

Competition in the markets for our Power Group’s commercial and military products depends on such factors as price, product reliability and performance, engineering and production.  In particular, due primarily to budgetary restraints and program cutbacks, competition in Behlman’s U.S. Government markets has been increasingly severe and price has become the major overriding factor in contract and subcontract awards. To our knowledge, some of Behlman’s regular competitors include companies with substantially greater capital resources and larger engineering, administrative, sales and production staffs than Behlman's.

Sources and Availability of Raw Materials

We use multiple sources for our procurement of raw materials and are not dependent on any specific suppliers for such procurement.  We continuously update our delivery schedules and evaluate availability of components so that they are received on a “just-in-time schedule”.  Occasionally, in the production of certain military units, we will be faced with procuring certain components that are either obsolete or difficult to procure.  However, we have access to worldwide brokers using the Internet to assure component availability.  Nevertheless, there can be no assurance that such components will be available and, even if so, at reasonable prices.

Major Customers

Various agencies of the U.S. Government and BAE Systems accounted for approximately 22% and 11%, respectively, of our consolidated net sales for the year ended December 31, 2011.  The loss of any of these customers would have a material adverse effect on our net sales and earnings.  We do not have any significant long-term contracts with any of the above-mentioned customers.

The major customers of our Electronics Group are various agencies of the U.S. Government, BAE Systems and Raytheon Company, accounting for approximately 30%, 18% and 15%, respectively, of the net sales of such segment for the year ended December 31, 2011.  The loss of any of these customers would have a material adverse effect on the net sales and earnings of our Electronics Group.

The major customers of our Power Group are Telephonics Corp. and various agencies of the U.S. Government, accounting for approximately 14% and 10% respectively, of the net sales of such segment for the year ended December 31, 2011.  The loss of these customers would have a material adverse effect on the net sales and earnings of our Power Group.

Since a significant number of all of the products we manufacture are used in military applications, any substantial reduction in overall military spending by the U.S. Government could have a materially adverse effect on our sales and earnings.

Backlog

As of December 31, 2011 and 2010 our backlog was as follows:

	2011	2010
Electronics Group	$7,500,000	$13,700,000
Power Group	8,000,000	6,400,000
Total	$15,500,000	$20,100,000

All but approximately $1,292,000 of the backlog at December 31, 2011, represents backlog under contracts that are expected to be shipped during 2012.

A significant number of our contracts are subject to termination at the convenience of the U.S. Government.  The backlog is not influenced by seasonality.

Special Features of U.S. Government Contracts

Orders under U.S Government prime contracts or subcontracts are customarily subject to termination at the convenience of the U.S. Government, in which event the contractor is normally entitled to reimbursement for allowable costs and a reasonable allowance for profits, unless the termination of a contract was due to a default on the part of the contractor.

No material terminations of contracts, at the convenience of the U.S. Government, occurred at either our Electronics or Power Group during the years ended December 31, 2011 and 2010.

A significant portion of our revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since these revenues are derived from sales under U.S. Government contracts.  We believe that adjustments to such revenues, if any, will not have a material adverse effect on our financial position or results of operations.

Research and Development

We incurred approximately $1,453,000 and $1,412,000 of research and development expenses during the years ended December 31, 2011 and 2010, respectively.  During the years ended December 31, 2011 and 2010, we recognized revenue of approximately $569,000 and $701,000, respectively, for customer funded research and development.

Patents

We do not own any patents that we believe are of material significance to our operations.

Employees

As of March 15, 2012, we employed 150 persons, all on a full-time basis.  Of these, our Electronics Group employed 92 people, consisting of 23 in engineering and drafting, 5 in sales and marketing, 17 in direct and corporate administration and the balance in production. Our Power Group employed 58 people, consisting of 15 in engineering and drafting, 10 in sales, 5 in direct and corporate administration and the balance in production.

Item 1A.	RISK FACTORS

Not applicable, as we are a smaller reporting company.

Item 1B.	UNRESOLVED STAFF COMMENTS

 Not applicable, as we are a smaller reporting company.

Item 2.	PROPERTIES

Our plant and executive offices are located at 80 Cabot Court, Hauppauge, New York.  This facility, which consists of approximately 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, brick building, was completed in October 1982 and expanded in 1985. We are currently operating this facility at approximately 75% of capacity. In March 2001, we completed a sale leaseback transaction whereby we sold our land and building for $3,000,000 and entered into a twelve-year net lease with the buyer of the property.  Effective January 1, 2011, we entered into an amendment to the lease. The amendment extended the lease expiration date to December 31, 2021 and modified the monthly lease payment as follows; approximately $32,500 for January 2011 through December 2013, approximately $35,400 for January 2014 through December 2016, and approximately $38,600 for January 2017 through December 2021. In connection with the lease amendment, our landlord agreed, at its sole expense, to make certain improvements to the facility.

In December 2007, our Behlman subsidiary entered into a lease for a 2,000 square foot facility at 2363 Teller Road, Unit 108, Newbury Park, California, which is used as a selling office for all of the Company’s operating units. The five year lease provides for monthly payments of approximately $2,100 with annual increases of approximately 3%. The lease provides for an option to renew for an additional five years at a monthly rent equal to the rent charged for comparable space in the geographical area.

In April 2009, our TDL subsidiary entered into a five-year lease for a 50,000 square foot facility at 300 Commerce Boulevard, Quakertown, Pennsylvania. This facility is used for manufacturing, engineering and administration.  The facility is currently operating at 60% of capacity.  TDL only paid certain operating expenses from April through October 2009 and lease payments commenced November 1, 2009. In December 2011, the lease was amended. The lease now provides for monthly lease payments of approximately $15,300 for the first three years of the lease and approximately $17,200 and $17,800 for years four and five, respectively.  The lease includes: (i) a five year option based on the CPI Index (Philadelphia, Pennsylvania area) and  (ii) a five year option based on fair market value rent. In connection with the new facility, TDL incurred approximately $537,000 in leasehold improvements in 2009.  In August 2009, TDL entered into a sublease with the landlord on a month-to-month basis for 15,000 square feet which was being utilized for storage.  The sublease provided for TDL to receive $1,250 per month through August 2010.

Our ICS subsidiary operates out of two facilities in Louisville, Kentucky, one of which is used for engineering, logistics and administration and the other for manufacturing.  In December 2008, ICS entered into a lease for engineering, logistics and administration for approximately 14,000 square feet and provides for monthly payments of approximately $6,800 per month from April 2009 through March 2014, and includes an option to extend the lease for an additional five years at approximately $8,400 per month.  In January 2012, ICS moved most of its manufacturing into its facility used for engineering, logistics, and administration. After this move, the facility is currently operating at approximately 85% of capacity. The lease for manufacturing space is for approximately 13,000 square feet and provides for monthly payments of approximately $5,000 pursuant to an option in the lease that was exercised in April 2009. In January 2012, ICS entered into a contract to rent approximately 9,600 square feet of its manufacturing space. The rental contract provides for ICS to receive approximately $6,200 per month and expires June 2012. The portion of the manufacturing facility that ICS is currently using is operating at approximately 95% of capacity.

Item 3.	LEGAL PROCEEDINGS

In March 2011, in connection with the non-renewal of his employment agreement, our former chief executive officer filed for an arbitration hearing in the City of New York to settle a claim regarding certain disputed contractual obligations. At December 31, 2010, we recorded an expense of $2,000,000 for estimated costs associated with such non-renewal. Included in the recorded expense is $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock issued to such officer. In January 2012, the arbitrator granted a partial award on this matter subject to the final determination of legal fees. The partial award granted by the arbitrator, which is binding, did not result in any significant change to the Company’s original $2,000,000 charge. As of December 31, 2011, the liability associated with the former chief executive officer was approximately $623,000.

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

Item 4.	MINE SAFETY DISCLOSUERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “ORBT”.

The following table sets forth the high and low sales prices of our common stock for each quarter from January 1, 2010 through its fiscal year ended December 31, 2011, as reported on the Nasdaq Capital Market.

	High	Low
2010:
First Quarter:	$3.83	$3.12
Second Quarter:	3.95	3.05
Third Quarter:	3.55	2.82
Fourth Quarter:	3.94	3.26
2011:
First Quarter:	$3.95	$3.00
Second Quarter:	5.26	3.11
Third Quarter:	5.35	3.40
Fourth Quarter:	4.12	3.30

Holders

As of March 12, 2012, the Company had 165 stockholders of record.
Dividends
We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future.  We intend to retain earnings, if any, to support the growth of the business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011:

●
the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column a),

●	the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

●	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	250,000	$4.03	65,000
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	250,000	$4.03	65,000

Additional information relating to the Issuer's purchase of equity securities is provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

During 2010, we issued 47,553 shares of restricted stock to management, key employees and directors. No shares were issued during 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2008, our Board of Directors authorized a stock repurchase program through December 2010, allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions.  During the period from August 2008 through December 31, 2009, we repurchased approximately 368,000 shares at an average price of $2.48 per share.  Total consideration for the repurchased stock was approximately $913,000.  From August 2008 through May 2010, we purchased approximately 369,000 shares of our common stock for total cash consideration of $915,000 representing an average price of $2.48 per share. In May 2010, in connection with an amendment to our Credit Agreement, we suspended our stock repurchase program. In February 2012, the Company was granted authorization by its primary lender to purchase up to $400,000 of its common stock. In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000.

Item 6.	SELECTED FINANCIAL DATA

Not applicable, as we are a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We experienced a significant improvement in our operating results for the year ended December 31, 2011 as compared to the prior year. Our sales increased 16% and our net income increased to $3,147,000 as compared to a net loss of $3,025,000 in the prior year period. Our increase in sales was attributable to increases of 26.2% and 11.2%, respectively, at both our Power and Electronics Groups. The significant increase in our net income was principally due to the increase sales, an increase in gross margin and a decrease in selling, general and administrative expenses as a percent of sales. The significant increase in our net income was partially offset by approximately $2.9 million of costs related to the non-renewal of the former chief executive officer employment agreement and intangible asset and goodwill impairment charges that adversely affected the prior year. In addition, after completing our impairment testing of goodwill, we concluded that there was no impairment to recorded goodwill at December 31, 2011. In 2010, we recorded impairment charges of $795,000 and $129,000 in connection with our goodwill and recorded intangible assets, respectively, arising from the ICS acquisition in 2007. All goodwill and intangible assets related to our acquisition of ICS have been written off at December 31, 2010.

Our backlog at December 31, 2011 was approximately $15,500,000 compared to $20,100,000 at December 31, 2010.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant number of business opportunities and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Our success over the past year has strengthened our balance sheet as evidenced by our 5.4 to 1 current ratio at December 31, 2011. In March 2010, we entered into a credit agreement with a commercial lender pursuant to which we (a) established a line of credit up to $3,000,000 and (b) entered into a term loan in the amount of approximately $4,700,000. These facilities were used to pay off in full our obligations to our former primary lender pursuant to a prior credit facility and to provide us general working capital needs. As a result of our 2010 fourth quarter loss due mainly to costs associated with the non-renewal of our former chief executive officer’s employment agreement, we were not in compliance with one of our financial covenants at December 31, 2010. However, we did negotiate an amendment to our Credit Agreement in March 2011 and obtained a waiver relating to the covenant violation. We were in compliance with all of our financial covenants during 2011.

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

Inventories

Inventory is valued at the lower of cost (average cost method and specific identification) or market.  Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand.  Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs.  Although we make every effort to insure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventory and operating results could be affected, accordingly.  However, world events which forced our country into various conflicts have resulted in increased usage of hardware and equipment which are now in need of repair and refurbishment.  This could lead to increased product demand as well as the use of some older inventory items that we had previously determined obsolete. In addition, recently announced reductions in defense spending may result in deferral or cancellation of purchases of new equipment, which may require refurbishment of existing equipment.

Deferred Tax Asset

At December 31, 2011, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $9,000,000 and $7,000,000, respectively, that expire through 2030. Approximately $4,000,000 of Federal net operating loss carry-forwards expire in 2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset.  We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected, accordingly. If our strong profitability from 2011 continues during 2012, we will evaluate the possible reduction of some or all of the valuation allowance relating to our deferred tax asset. The reduction of some or all of our valuation allowance would create a deferred tax benefit, resulting in an increase to net income in our consolidated statement of operations.

Impairment of Goodwill

The balance of our goodwill for each of our operating units as of December 31, 2011 is as follows: TDL $820,000, and Behlman, $868,000. After adopting Accounting Standards Update (“ASU") 2011-08, we performed a qualitative assessment of Behlman’s goodwill and concluded that it was not more likely than not that the fair value of Behlman was less than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s record bookings and revenue in 2011, ii) Behlman’s strong net income in 2011, and iii) based on the 2010 goodwill impairment test, Behlman’s fair value exceeded its carrying amount by 27%.  In determining the recoverability of TDL’s goodwill, assumptions were made regarding estimated future cash flows and other factors to determine the fair value of the assets.  After completing the quantitative impairment testing of goodwill for TDL, we concluded that goodwill was not impaired at December 31, 2011. At December 31, 2010, we concluded that an impairment charge should be taken for the remaining carrying value of ICS’ goodwill and intangible assets in connection with the acquisition of this business in 2007.

 Our analysis of TDL’s goodwill employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Based on TDL’s goodwill impairment test at December 31, 2011, TDL had a fair value that was in excess of its carrying value by approximately 15%.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $152,000 and $656,000 for the years ended December 31, 2011 and 2010, respectively. During 2011, no shares of restricted stock or stock options were granted. During 2010, 47,553 shares of restricted stock and no stock options were granted.

Revenue and Cost Recognition

We recognize a substantial portion of our revenue upon the delivery of product. We recognize such revenue when title and risk of loss are transferred to our customer and when there is: i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased, but have not been placed in production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of costs and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings. We had no contracts outstanding at December 31, 2011, accounted for under the percentage-of-completion method.

Marketable Securities

We currently have approximately $228,000 invested primarily in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost.  In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security.   Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

We use several factors in our determination of the cash flows expected to be collected including: i) the length of time and extent to which market value has been less than cost, ii) the financial condition and near term prospects of the issuer, iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry, iv) whether interest payments continue to be made, and (v) any changes to the rating of the security by a rating agency.

Results of Operations:

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

We currently operate in two industry segments. Our Orbit Instrument Division and our TDL subsidiary are engaged in the design and manufacture of electronic components and subsystems, and our ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation (which collectively comprise our “Electronics Group”).  Our Behlman subsidiary is engaged in the design and manufacture of commercial power units and COTS power solutions (which comprises our “Power Group”).

Consolidated net sales for the year ended December 31, 2011 increased by 16% to $31,041,000 from $26,749,000 for the year ended December 31, 2010 due to higher sales from both our Power and Electronics Groups.  Sales from our Power Group increased by 26.2% due to an increase in sales from both its commercial and COTS divisions. The increase in the Power Group’s sales was principally due to an increase in bookings and an increase in shipments pursuant to customer delivery schedules. Sales from our Electronics Group increased by 11.2% due to an increase in sales at our Orbit Instrument Division and despite a decrease in sales at our TDL subsidiary and a slight decrease in sales at our ICS subsidiary. The increase in sales at our Orbit Instrument Division was principally due to an in increase in shipments pursuant to customer delivery schedules.

Gross profit, as a percentage of net sales, for the year ended December 31, 2011 increased to 42.6% from 35.4% for the prior year. This increase was primarily the result of higher gross profit from both our Power and Electronics Groups which was principally due to operating leverage inherent in our business due to the increase in sales at both our operating segments during the year.

Selling, general and administrative expenses increased by 3.5% to $9,955,000 for the year ended December 31, 2011 from $9,614,000 for the year ended December 31, 2010 principally due to higher selling, general and administrative expenses from both our Electronics and Power Groups and despite lower corporate costs. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2011 decreased to 32.1% from 35.9% for the year ended December 31, 2010 principally due to the increase in sales and despite the increase in expenses.

Interest expense for the year ended December 31, 2011 decreased to $189,000 from $225,000 for the year ended December 31, 2010 due principally to a decrease in the amounts owed to lenders under our term debt and line of credit.

Investment and other income for the year ended December 31, 2011 decreased to $149,000 from $275,000 for the prior year principally due to recorded gains of $139,000 on corporate bonds sold in the prior year and lower amounts invested during the current year and despite a $45,000 gain on the sale of corporate bonds during the current year.

Net income before income tax provision was $3,234,000 for the year ended December 31, 2011 compared to a loss of $3,012,000 for the year ended December 31, 2010.  The increase in income was principally due to the increase in sales and gross profit from both our Electronics and Power Groups and a decrease in the costs related to the non-renewal of the former chief executive officer contract and interest expense and despite an increase in selling, general and administrative expenses and a decrease in investment and other income.

Income taxes for the year ended December 31, 2011 and 2010 was $87,000 and $13,000, respectively, consisting of state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the year ended December 31, 2011 was $3,147,000 compared to a net loss of $3,025,000 for the year ended December 31, 2010.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2011 increased to $3,693,000 compared to a loss of $1,487,000 for the year ended December 31, 2010.  Listed below is the EBITDA reconciliation to net income (loss):

	Year ended
	December 31,
	2011	2010
Net income (loss)	$3,147,000	$(3,025,000)
Interest expense	189,000	225,000
Income tax expense	87,000	13,000
Goodwill and intangible asset impairment	924,000
Depreciation and amortization	270,000	376,000
EBITDA	$3,693,000	$(1,487,000)

Liquidity, Capital Resources and Inflation

Working capital increased to $17,038,000 at December 31, 2011 as compared to $15,006,000 at December 31, 2010.  The ratio of current assets to current liabilities was 5.4 to 1 at December 31, 2011 compared to 4.3 to 1 at December 31, 2010. The increase in working capital was due principally to the net income for the year and despite the repayment of debt and liability associated with our former chief executive officer.

Net cash provided by operating activities for the year ended December 31, 2011 was $1,949,000, primarily attributable to the net income for the year, the non-cash depreciation and amortization, stock based compensation, a decrease in costs and estimated earnings in excess of billings, other current assets and accrued expenses and despite an increase in inventory, accounts receivable and a decrease in the liability associated with our former chief executive officer, deferred income and customer advances. Net cash provided by operating activities for the year ended December 31, 2010 was $431,000, primarily attributable to the liability associated with our former chief executive officer, the non-cash intangible asset and goodwill impairment charges, amortization of intangible assets, depreciation and amortization, stock based compensation, the decrease in cost and earnings in excess of billings and other assets that was partially offset by the net loss for the year, the gain on the sale of marketable securities, and the increase in current assets.

Cash flows used in investing activities for the year ended December 31, 2011 was $216,000, primarily attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities and property and equipment. Cash flows provided by investing activities for the year ended December 31, 2010 was $724,000, attributable to the sale of marketable securities that was offset by the purchase of property and equipment.

Cash flows used in financing activities for the year ended December 31, 2011 was $1,988,000, attributable to the repayment of long term debt and note payable-bank and the increase in restricted cash which was slightly offset by the proceeds from stock option exercises. Cash flows used in financing activities for the year ended December 31, 2010 was $1,512,000, attributable to the repayments of long term debt, note-payable-bank and purchase of treasury stock that was partially offset by  proceeds from stock option exercises.

On March 10, 2010, we entered into a credit agreement (the “Credit Agreement”) with a commercial lender pursuant to which we; (a) established a line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,655,000.  These credit facilities were used to pay off all of our obligations to our former primary lender and to provide for our general working capital needs.  The credit facilities are secured by a first priority security interest in substantially all of our assets.

The term loan is payable in 60 consecutive monthly installments of principal and interest and matures on March 1, 2015.  The line of credit and term loan bear interest equal to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants.  Available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory, as defined.  The Credit Agreement also contains customary events of default such as non-payment, bankruptcy and material adverse change. There were no outstanding borrowings under the line of credit as of December 31, 2011.

As a result of our loss in the fourth quarter of 2010, primarily due to the costs associated with the non-renewal of our former chief executive officer’s employment agreement, we were not in compliance with one of our financial covenants at December 31, 2010. In March 2011, we and our lender agreed to: (i) waive the covenant default, (ii) replace a financial covenant ratio for the first two quarters of 2011 with a new covenant related to the our operating profitability, (iii) modify the definition of a certain financial covenant, (iv) institute a new covenant related to the Company’s liquidity, and (v) extend the expiration date of our line of credit to August 15, 2011. The lender, in consideration of such waiver and amendment, assessed a waiver fee of $10,000, plus legal fees, but did not change the interest rate on our line of credit or term debt. We were in compliance with all of our financial covenants during 2011. At December 31, 2011, our restricted cash balance of approximately $671,000 consisted of a money market account which we have pledged as a continuing security interest relating to our term debt. We expect our primary lender to remove the collateral pledge on the money market account in the second quarter of 2012. In August 2011, our primary lender extended the expiration date of our line of credit from August 15, 2011 to October 1, 2011 and during September 2011, the expiration date of our line of credit was extended to June 1, 2012.

Our existing capital resources, including our bank credit facilities and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

In August 2008, our Board of Directors authorized a stock repurchase program through December 2010, allowing us to purchase up to $3.0 million of our outstanding shares of common stock in open market or privately negotiated transactions.  During the period from August 2008 through May 2010, we repurchased approximately 369,000 shares at an average price of $2.48 per share.  Total consideration for the repurchased stock was approximately $915,000.  In May 2010, in connection with the amendment to our credit agreement, we suspended our stock repurchase program. In February 2012, the Company was granted authorization by its primary lender to purchase up to $400,000 of its common stock. In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000.

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

None.

Certain Material Trends

Backlog at December 31, 2011 was $15.5 million compared to $15.8 million at September 30, 2011 and $20.1 million at December 31, 2010.  An MK-119 order for ICS, valued at $2.4 million, had been included in last year’s backlog; however, a new MK-119 order for foreign military sales is not expected to be awarded until 2012.  The reduction in backlog is also due to a decrease in the Orbit Instrument Division backlog.  However, our backlog as of February 29, 2012 increased to $18.7 million.

In 2010, our Orbit Instrument Division, recorded bookings of over $11,000,000, its highest level in many years.  However, in 2011, mostly due to program contract delays, bookings fell to approximately $7,000,000.  The Division was notified by its prime contractor on a program in which the Division provides one of its products related to Federal Aviation Administration (“FAA”) air traffic control towers that the prime contractor was seeking to procure a significant number of units which could approximate in excess of $4,400,000.  The Division received orders for these products in excess of $1,200,000 in 2011 and received an order for approximately $1,700,000 in the first quarter of 2012.  Delivery schedules for these units have been tentatively determined and the delay has not changed the customer’s requirements for shipments needed in 2012.  The Division has commenced the procurement process for these units so that the delivery schedule for 2012 can be met.

Our Orbit Instrument Division also received an order for its RCU on the Common Transponder Program for approximately $900,000 with deliveries expected in 2012 and 2013. The initial delay in the receipt of orders for the FAA and Common Transponder Program  contributed to the decrease in backlog at the Instrument Division at December 31, 2011.  However, in the first quarter of 2012, in addition to the orders received for the FAA keyboards and RCU’s, the Division received orders from the U.S. Navy for its Color Programmable Entry Panels worth approximately $2,100,000 with an option to procure additional panels equal to approximately $1,500,000. Orders for the additional panels are expected to be received in increments through the end of 2012. As a result of these orders, bookings for the Instrument Division for the first quarter of 2012 exceeded $5,800,000. Due to its increased backlog from December 31, 2011, our Orbit Instrument Division appears well-positioned for strong revenue and profitability for 2012.

ICS did not receive a follow-on award for its MK-119 Gun Console System for 2012 delivery.  However, it does expect future orders on this program for foreign military sales. ICS is expecting the first order for foreign military sales to be awarded in late 2012.  ICS developed and shipped three prototype Serial Data Converter (SDC) units during the second quarter of 2011 and received an order for two additional prototype SDCs for delivery in the first half of 2012.   ICS is currently bidding for the SDC initial production work. However, the potential revenue from the SDC is not expected to fully replace the revenue lost on the MK-119.  ICS is currently working on other business opportunities and has taken certain cost saving initiatives including a slight reduction in personnel and the consolidation of its two operating facilities into one.

TDL continues to work with several prime contractors on new prototype and pre-production orders and many of these opportunities have been delayed in moving to the initial production stage.  However, during the fourth quarter of 2011, TDL did receive three anticipated new prototype awards,  which were shipped in the fourth quarter of 2011 and the first quarter of 2012.  We expect that these awards will progress to initial production sometime during 2012.  In addition, TDL’s backlog increased since year end due to a $1.3 million contract it received for the ground mobile marketplace. TDL is also expecting orders for an additional $1,500,000 in avionic displays by the end of the second quarter.  Due to its increased backlog and these pending orders, we are expecting increased revenue and improved profitability from TDL for 2012.

Business conditions at our Power Group remain very strong with continued bookings for both the commercial and COTS divisions.  In particular, in 2011, bookings increased by 35%, record revenue was recorded and the Group entered 2012 with a record backlog.  Beginning in 2012, bookings have remained robust and we expect to continue to receive follow-on orders for legacy programs in both our COTS and Commercial Divisions.    Operating results for the Power Group were excellent for 2011 and we expect these results to continue in 2012.

Looking ahead to 2012, we expect our two largest operating units, our Power Group and our Orbit Instrument Division, to remain strong.  Our Power Group is well positioned for strong operating results for 2012 and Orbit Instrument Division, assuming the timely receipt of follow-on business opportunities, should also continue good operating results in 2012.  We do expect improved results from our TDL operating unit in 2012 based on its increased backlog to date.  For our smallest operating unit, ICS, due to a reduction in operating costs in 2011 and into 2012, operating results will be driven by the timely receipt of certain production orders in the first half of 2012.   In summary, based upon our backlog, delivery schedules and expected orders, we anticipate another year of strong operating performance in 2012, although as was the case in 2011, our comparable and sequential quarterly performance may be uneven.

In April 2005, we completed the acquisition of TDL and its operations became part of our Electronics Group.  In December 2007, we completed the acquisition of ICS which also became part of our Electronics Group.  Our Electronics Group and the COTS Division of our Power Group are heavily dependent on military spending. Although we are heavily dependent upon military spending as a source of revenues and income, increased military spending does not necessarily guarantee us increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts.   Due to budget constraints, government spending has come under intense pressure and the defense budget, usually immune from such pressures, will face reduction beginning next year.

Reductions in the level of military spending by the U.S. Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings.  However, we believe that any future cuts in defense spending will be in certain areas of the defense budget in which we generally do not participate.  In fact, we believe that as military assets return from the Middle East, the need for refurbishment and modernization should become a defense spending priority.  Therefore, we believe there could be significant opportunities for us as military efforts are curtailed and defense spending priorities are refocused.  However, future business for our Company, resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors.

Although our Electronics Group and the COTS Division of our Power Group are pursuing several opportunities for reorders, as well as new contract awards, we have normally found it difficult to predict the timing of such awards.  In addition, we have several new opportunities that are in the prototype or pre-production stage.  These opportunities generally move to a production stage at a later date, but the timing of such is also uncertain.  However, once initial production orders are received, we are generally well positioned to receive follow-on orders depending on government needs and funding requirements.

There is no seasonality to our business.  Our revenues are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  We stratify all the opportunities we are pursuing by various confidence levels.  We generally realize a very high success rate with those opportunities to which we apply a high confidence level.  We currently have a significant  number of potential contract awards to which we have applied a high confidence level.  However, because it is difficult to predict the timing of awards for most of the opportunities we are pursuing, it is also difficult to predict when we will commence shipping under these contracts.  A delay in the receipt of any contract from our customer ultimately causes a corresponding delay in shipments.

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions.  Through the past several years, we reviewed various potential acquisitions and believe there are opportunities presently available, particularly to integrate into our current operating facilities.    However, there is no assurance that any future acquisition will be accomplished.  In addition, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations from any such acquired companies to satisfy scheduled debt payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as we are a smaller reporting company.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item appears in Item 15 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) or 15d-15(f) under the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2011, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B.	OTHER INFORMATION

There have not been any other material changes in our affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2011.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2012 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2012 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2012 Annual Meeting of Shareholders.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

1.	Financial Statements

2.	Schedules:

None.

3.	Exhibits:

Exhibit No.	Description of Exhibit

2.1
Stock Purchase Agreement, dated December 13, 2004, by and among Orbit International Corp., TDL Development Laboratory, TDL Manufacturing, Inc. and the respective Shareholders of TDL Development Laboratory, Inc. and TDL Manufacturing, Inc.  Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K for December 13, 2004.

2.2
Stock Purchase Agreement, dated December 19, 2007, by and among Orbit International Corp., Integrated Consulting Services, Inc. and the respective shareholders of Integrated Consulting Services, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K for December 19, 2007.

3.1	Certification of Incorporation, as amended. Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

3.2	By-Laws, as amended. Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

4.1	Orbit International Corp. 2003 Stock Incentive Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10.1
Employment Agreement, dated as of August 22, 2011, between Registrant and Mitchell Binder.  Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

10.2	Employment Agreement, dated as of December 14, 2007, between Registrant and Dennis Sunshine. Incorporated by reference to Registrant’s Current Report on Form 8-K for December 11, 2007.

10.3	Employment Agreement, dated as of December 14, 2007, between Registrant and Bruce Reissman. Incorporated by reference to Registrant’s Current Report on Form 8-K for December 11, 2007.

10.4
First Amendment to Employment Agreement, dated February 25, 2011 between Registrant and Bruce Reissman. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2011.

10.5
Second Amendment to Employment Agreement, dated May 26, 2011, between Registrant and Bruce Reissman.  Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.6
Third Amendment to Employment Agreement, dated June 29, 2011, between Registrant and Bruce Reissman.  Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.7
Fourth Amendment to Employment Agreement, effective as of August 1, 2011, between Registrant and Bruce Reissman.  Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.8	Employment Agreement, dated as of January 23, 2012, between Registrant and David Goldman. Incorporated by reference to Registrant’s Current Report on Form 8-K for January 23, 2012.

10.9
Form of Indemnification Agreement between the Company and each of its Directors dated as of September 10, 2001. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.10
Purchase and Sale Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001.  Incorporated by reference to Exhibit 4(b) to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.11
First Amendment to Lease between the Company and 80 Cabot Realty, LLC dated as of January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for February 22, 2011.

10.12
Credit Agreement dated as of March 10, 2010 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  Capital One, N.A. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for March 16, 2010.

10.13
Amendment to Credit Agreement, dated August 10, 2011, by and among Registrant, Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. and Capital One, N.A.  Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.14
Second Amendment to Credit Agreement, dated October 1, 2011, by and among Registrant, Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. and Capital One, N.A.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for October 1, 2011.

10.15*
Amendment to Credit Agreement, dated February 6, 2012, by and among Registrant, Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. and Capital One, N.A.

10.16
Security Agreement dated as of March 10, 2010 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  Capital One, N.A. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K for March 16, 2010.

10.17
Net lease dated as of April 4, 2005 by and between Rudy’s Thermo-Nuclear Devices, as Landlord, and TDL Manufacturing, Inc. and TDL Development Laboratory, Inc.  Incorporated by reference to Registrant’s Current Report on Form 8-K for April 4, 2005.

10.18
Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Kenneth J. Ice. Incorporated by reference to Registrant’s Current Report on Form 8-K for December 19, 2007.

10.19
Employment Agreement, dated December 19, 2007, between Integrated Consulting Services, Inc. and Julie A. McDearman. Incorporated by reference to Registrant’s Current Report on Form 8-K for December 19, 2007.

10.20
Custody, Pledge and Security Agreement, dated as of December 19, 2007, by and among Orbit International Corp. (“Pledgor”), Kenneth J. Ice, Michael R. Rhudy and Julie A. McDearman (“Pledgees”), and Phillips Nizer LLP (“Custodian”).  Incorporated by reference to Registrant’s Current Report on Form 8-K for December 19, 2007.

10.21
Form of Code of Ethics between the Company and its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  Incorporated by reference to Registrant’s Annual Report on Form 10K-SB for the fiscal year ended December 31, 2003.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of EisnerAmper LLP.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. 1350.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. 1350.

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

* Filed herewith.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm EisnerAmper LLP	F-1

Consolidated Financial Statements:

Balance Sheets as of December 31, 2011 and 2010	F-2
Statements of Operations for the Years Ended December 31, 2011 and 2010	F-3
Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010	F-4
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-5 - F-6
Notes to Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Orbit International Corp.

We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP
New York, New York
March 30, 2012

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$1,709,000	$1,964,000
Restricted cash	671,000	-
Investments in marketable securities	228,000	146,000
Accounts receivable, less allowance for doubtful accounts of $145,000	4,941,000	3,927,000
Inventories	12,550,000	11,627,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	468,000
Deferred tax asset	527,000	391,000
Other current assets	250,000	1,043,000
Total current assets	20,876,000	19,566,000
Property and equipment, net	1,014,000	1,172,000
Goodwill	1,688,000	1,688,000
Deferred tax asset	1,734,000	1,847,000
Other assets	99,000	106,000
Total Assets	$25,411,000	$24,379,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$931,000	$931,000
Notes payable - bank	-	387,000
Accounts payable	804,000	794,000
Liability associated with former chief executive officer	623,000	1,194,000
Income taxes payable	30,000	-
Accrued expenses	1,435,000	1,136,000
Customer advances	15,000	118,000
Total current liabilities	3,838,000	4,560,000
Deferred income	-	86,000
Liability associated with former chief executive officer, net of current portion	-	494,000
Long-term debt, net of current portion	2,095,000	3,026,000
Total liabilities	5,933,000	8,166,000
Stockholders' Equity:
Common stock, $.10 par value, 10,000,000 shares authorized, 5,102,000 and 5,101,000 shares issued at 2011 and 2010, respectively, and 4,733,000 and 4,732,000 shares outstanding at 2011 and 2010, respectively	510,000	510,000
Additional paid-in capital	22,515,000	22,360,000
Treasury stock, at cost, 369,000 shares at 2011 and 2010	(915,000)	(915,000)
Accumulated other comprehensive (loss) income, net of income tax	(18,000)	19,000
Accumulated deficit	(2,614,000)	(5,761,000)
Stockholders' equity	19,478,000	16,213,000
Total Liabilities and Stockholders' Equity	$25,411,000	$24,379,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,	2011	2010

Net sales	$31,041,000	$26,749,000

Cost of sales	17,812,000	17,273,000

Gross profit	13,229,000	9,476,000

Selling, general and administrative expenses	9,955,000	9,614,000

Costs related to non-renewal of former chief executive officer contract	-	2,000,000

Impairment of intangible assets	-	129,000

Goodwill impairment	-	795,000

Interest expense	189,000	225,000

Investment and other income, net	(149,000)	(275,000)

Total expenses, net	9,995,000	12,488,000

Income (loss) before income tax provision	3,234,000	(3,012,000)

Income tax provision	87,000	13,000

Net income (loss)	$3,147,000	$(3,025,000)

Net income (loss) per common share:

Basic	$.67	$(.66)

Diluted	$.67	$(.66)

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2011 and 2010
	Common Stock
	10,000,000 Shares						Accumulated other
	Authorized		Additional				Comprehensive
	Shares		Paid-in	Accumulated	Treasury Stock		Income (loss), net
	Issued	Amount	Capital	Deficit	Shares	Amount	of income tax	Total
Balance at January 1, 2010	4,931,000	$493,000	$21,464,000	$(2,736,000)	368,000	$(913,000)	$65,000	$18,373,000
Share-based compensation expense	-	-	656,000	-	-	-	-	656,000
Issuance of restricted stock	48,000	5,000	(5,000)	-	-	-	-	-
Exercise of stock options	128,000	13,000	150,000	-	-	-	-	163,000
Tax benefit of stock option exercise	-	-	94,000	-	-	-	-	94,000
Purchase of treasury stock	-	-	-	-	1,000	(2,000)	-	(2,000)
Forfeiture of restricted stock	(6,000)	(1,000)	1,000	-	-	-	-	-
Change in unrealized gains and losses on marketable securities, net of income tax	-	-	-	-	-	-	(46,000)	(46,000)
Net loss	-	-	-	(3,025,000)	-	-	-	(3,025,000)
Comprehensive loss- 2010								(3,071,000)
Balance at December 31, 2010	5,101,000	510,000	22,360,000	(5,761,000)	369,000	(915,000)	19,000	16,213,000
Share-based compensation expense	-	-	152,000	-	-	-	-	152,000
Exercise of stock options	1,000	-	1,000	-	-	-	-	1,000
Tax benefit of stock option exercise	-	-	2,000	-	-	-	-	2,000
Change in unrealized gains and losses on marketable securities, net of income tax	-	-	-	-	-	-	(37,000)	(37,000)
Net income	-	-	-	3,147,000	-	-	-	3,147,000
Comprehensive income- 2011								3,110,000
Balance at December 31, 2011	5,102,000	$510,000	$22,515,000	$(2,614,000)	369,000	$(915,000)	$(18,000)	$19,478,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2011	2010

Cash flows from operating activities:

Net income (loss)	$3,147,000	$(3,025,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of intangible assets	-	129,000
Goodwill impairment	-	795,000
Share-based compensation expense	152,000	656,000
Amortization of intangible assets	-	98,000
Depreciation and amortization	270,000	278,000
Bond premium amortization	1,000	1,000
Loss of fixed asset disposal	8,000	-
Gain on sale of marketable securities	(45,000)	(129,000)
Deferred income	(86,000)	(85,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,014,000)	(70,000)
Increase in inventories	(923,000)	(3,000)
Decrease in costs and earnings in excess of billings	468,000	611,000
Decrease (increase) in other current assets	793,000	(756,000)
Decrease in other assets	7,000	555,000
(Decrease) increase in liability associated with former chief executive officer	(1,065,000)	1,688,000
Increase (decrease) in accounts payable	10,000	(290,000)
(Decrease) increase in customer advances	(103,000)	86,000
Increase (decrease) in taxes payable	30,000	(57,000)
Increase (decrease) in accrued expenses	299,000	(51,000)

Net cash provided by operating activities	1,949,000	431,000

Cash flows from investing activities:
Sale of marketable securities	156,000	928,000
Purchase of property and equipment	(130,000)	(204,000)
Purchase of marketable securities	(252,000)	-
Sale of property and equipment	6,000	-
Proceeds on disposal of property and equipment	4,000	-

Net cash (used in) provided by investing activities	(216,000)	724,000

Cash flows from financing activities:
Restricted cash	(671,000)	-
Purchase of treasury stock	-	(2,000)
Repayments of long-term debt	(931,000)	(1,072,000)
Repayments of note payable-bank	(387,000)	(601,000)
Proceeds from exercise of stock options	1,000	163,000

Net cash used in financing activities	(1,988,000)	(1,512,000)

(continued)
See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Net decrease in cash and cash equivalents	(255,000)	(357,000)

Cash and cash equivalents at beginning of year	1,964,000	2,321,000
Cash and cash equivalents at end of year	$1,709,000	$1,964,000

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$193,000	$231,000

Cash paid during the year for income taxes	$57,000	$69,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS:
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

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories, which consist of raw materials, work-in-process, and finished goods, are recorded at the lower of cost (average cost method and specific identification) or market. Inventories are shown net of any reserves relating to any potential slow moving or obsolete inventory.

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

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, goodwill is not amortized but instead tested for impairment on at least an annual basis. The Company, where appropriate, will utilize ASU 2011-08 which allows the Company to not perform the two-step goodwill impairment test if it determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount based on a qualitative assessment of the reporting unit. The Company’s annual goodwill impairment test is performed in the fourth quarter each year. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets.

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of December 31, 2011 the Company has no material uncertain tax positions. The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return. In addition to the federal tax return the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2008 remain open to examination by such taxing authorities.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue and Cost Recognition

The Company recognizes a substantial portion of its revenue upon the delivery of product. The Company recognizes such revenue when title and risk of loss are transferred to the customer and when there is: i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, manufacturing overhead and estimated earnings less accounts receivable billings. We had no contracts outstanding at December 31, 2011 accounted for under the percentage-of-completion method.

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

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Rent

The Company’s leases have escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying financial statements.

Freight and Delivery Costs

The Company's freight and delivery costs were $172,000 and $131,000 for the years ended December 31, 2011 and 2010, respectively. These costs are included in selling, general and administrative expenses.

Research and Development Expenses

Research and development costs are expensed when incurred.  The Company expensed approximately $1,453,000 and $1,412,000 for research and development during the years ended December 31, 2011 and 2010, respectively, which is included in selling, general and administrative expenses.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, ”Testing Goodwill for Impairment”. The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company elected to early adopt this ASU in its assessment of Behlman’s recorded goodwill at December 31, 2011.

3.	RESTRICTED CASH:
At December 31, 2011, the Company’s restricted cash balance of approximately $671,000 consisted of a money market account which the Company has pledged as a continuing security interest relating to its term debt with its primary lender.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES:	Inventories consist of the following:

December 31,	2011	2010

Raw materials	$7,735,000	$7,584,000
Work-in-process	4,448,000	3,512,000
Finished goods	367,000	531,000
	$12,550,000	$11,627,000

5.	MARKETABLE SECURITIES:	The following is a summary of the Company’s available-for-sale marketable securities at December 31, 2011 and 2010:

			Unrealized
	Adjusted	Fair	Holding
December 31, 2011	Cost	Value	(Loss) Gain

Corporate Bonds	$256,000	$227,000	$(29,000)
U.S. Government Agency Bonds	1,000	1,000	-
Total	$257,000	$228,000	$(29,000)

December 31, 2010
Corporate Bonds	$116,000	$145,000	$29,000
U.S. Government Agency Bonds	1,000	1,000	- -
Total	$117,000	$146,000	$29,000

Maturities of marketable securities classified as available-for-sale at December 31, 2011 are as follows:

Due after one year through five years	$256,000
Due after five years through ten years	1,000
$257,000

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

The tables below present the balances, as of December 31, 2011 and 2010, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

2011	Total	Level 1	Level 2	Level 3

Corporate Bonds	$227,000	$227,000	$-		$-
U.S. Government Agency Bonds	1,000	1,000	-		- .

Total Assets	$228,000	$228,000	$-	$	- .

2010	Total	Level 1	Level 2	Level 3

Corporate Bonds	$145,000	$145,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-	- .

Total Assets	$146,000	$146,000	$-	$-

The Company’s only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as Level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to their relatively short maturities. Long-term debt carrying value and liability associated with former chief executive officer are approximate to their fair value at the balance sheet date. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	At December 31, 2011 and 2010, costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	2011	2010

Costs incurred on uncompleted contracts	$-	$1,040,000
Estimated earnings	-	167,000
		1,207,000
Less: billings to date	-	(739,000)
Cost and estimated earnings in excess of billings on uncompleted contracts	$-	$468,000

8.	INTANGIBLE ASSETS AND GOODWILL:
The Company applies ASC 350, Intangibles-Goodwill and Other. ASC 350 requires that goodwill not be amortized but evaluated for impairment.  The Company performs its annual impairment test of goodwill at the end of its fiscal year or when impairment indicators are present.

At December 31, 2011 and 2010, the Company's goodwill and intangible assets consist of the following:

	Estimated	Gross			Net
	Useful	Carrying	Accumulated	Accumulated	Carrying
	Life	Value	Amortization	Impairment	Value

Goodwill		$9,798,000	-	(8,110,000)	$1,688,000
Intangible Assets:
Contract relationships	15 Years	2,000,000	(278,000)	(1,722,000)	-
Contract backlog	1T-5 Years	1,750,000 -	(1,750,000)	-	-

Non-compete agreements	3 Years	415,000	(386,000)	(29,000)	-

		$4,165,000	$(2,414,000)	$(1,751,000)	$-

The Company recognized amortization expense of $ 0 and $98,000 for the years ended December 31, 2011 and 2010, respectively.

During 2011, the methods used to determine the fair value of the Company’s TDL reporting unit were an income approach (discounted cash flow analysis based on financial and operating projections) and a market approach (comparison of financial data for publicly traded companies engaged in similar lines of business).

After adopting ASU 2011-08, the Company performed a qualitative assessment on Behlman’s goodwill at December 31, 2011. The Company concluded that it was not more likely than not that the fair value of Behlman was less than its carrying amount.

During September 2010, ICS received an award for fewer MK 119’s than it received during the prior year.  In addition, during the fourth quarter of 2010, we learned that the award for potential new business on the U.S. Navy’s new Littoral Combat Ship will be less than expected. Consequently, we determined that future cash flows for ICS were projected to decrease. As a result, we determined the undiscounted future cash flows for certain of our intangible assets were less than their carrying value. Therefore, we recorded an impairment charge for the full remaining carrying value ($129,000) of ICS’ intangible assets in the year ended December 31, 2010. Also during the fourth quarter 2010, after completing the annual impairment testing of goodwill pursuant to ASC 350, we concluded an impairment charge of $795,000, representing the remaining carrying value of goodwill, should be taken in connection with the goodwill arising from the acquisition of ICS in 2007.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROPERTY AND EQUIPMENT:	Property and equipment at cost, consists of the following:

December 31,	2011	2010

Leasehold improvements	$888,000	$879,000
Computer equipment	693,000	622,000
Machinery and equipment	1,612,000	1,595,000
Autos	27,000	87,000
Furniture and fixtures	802,000	788,000
	4,022,000	3,971,000
Accumulated depreciation and amortization	(3,008,000)	(2,799,000)
	$1,014,000	$1,172,000

The Company recognized, on a straight-line basis, depreciation and amortization expense of $270,000 and $278,000 for the years ended December 31, 2011 and 2010, respectively.

10.	DEBT:
During March 2010, the Company entered into a $3,000,000 line of credit with a commercial lender secured by all the assets of the Company.  In addition, the Company refinanced its existing term loans with the same commercial lender with a five-year $4,655,000 term loan facility that matures March 2015. The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. The line of credit and term loan bear interest equal to the prime rate of interest (3.25% at December 31, 2011) plus 1% and the prime rate of interest plus 1.5%, respectively. There were no outstanding borrowings under the line of credit as of December 31, 2011.

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

The Company was in compliance with all of its financial covenants during 2011. In August 2011, the Company’s primary lender extended the expiration date of the line of credit from August 15, 2011 to October 1, 2011 and during September 2011, the expiration date of the line of credit was extended to June 1, 2012, unless sooner terminated for an event of default including non-compliance with financial covenants.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's long-term debt obligations are as follows:

December 31,	2011	2010

Term loan agreement, collateralized by all business assets of the Company. Payable in sixty (60) monthly payments of approximately $77,500. The loan bears interest equal to the prime rate of interest (3.25% at December 31, 2011) plus 1.5%. Matures March 2015.	$3,026,000	$3,957,000

Less: current portion	931,000	931,000
	$2,095,000	$3,026,000

Principal payments due on the Company's long-term debt are as follows:

Year ending December 31,
2012	$931,000
2013	931,000
2014	931,000
2015	233,000

$3,026,000

11.	STOCK-BASED COMPENSATION PLANS:
The Company has two active stock-based compensation plans, which provide for the granting of nonqualified and incentive stock options, as well as restricted stock awards and stock appreciation rights to officers, employees and key persons. At December 31, 2011, approximately 65,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights. Each plan grants options at the market value of the Company's stock on the date of such grant and all options expire ten years after granted.  The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee with vesting ranging from one to ten years.  Generally the awards vest based upon time-based conditions. Stock option exercises are funded through the issuance of the Company's common stock. Stock compensation expense for the years ended December 31, 2011 and 2010 was $152,000 and $656,000, respectively.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in stock options:

December 31,	2011			2010
			Average
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
		Exercise	Term		Exercise
	Options	Price	(in years)	Options	Price
	314,000	$4.24	3	476,000	$3.58

Granted	-	-	-	-	-

Forfeited	(62,000)	5.24	-	(34,000)	6.20

Exercised	(2,000)	.60	-	(128,000)	1.26

Outstanding at end of year	250,000	$4.03	3	314,000	$4.24

Outstanding and exercisable at end of year	207,000	$4.44	3	258,000	$4.73

Weighted-average fair value of options granted during the year		-			-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life/Years	Price	Exercisable	Price
$2.00	83,000	3	$2.00	40,000	$2.00
$3.01 - $3.70	4,000	2	$3.60	4,000	$3.60
$4.51 - $5.96	163,000	2	$5.07	163,000	$5.07
$2.00 - $5.96	250,000	3	$4.03	207,000	$4.44

At December 31, 2011, the aggregate intrinsic value of options outstanding was $138,000 and the aggregate intrinsic value of options exercisable was $67,000. At December 31, 2010, the aggregate intrinsic value of options outstanding was $156,000 and the aggregate intrinsic value of options exercisable was $55,000. The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was approximately $7,000 and $257,000, respectively.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2011:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options at January 1, 2011	57,000	$1.02

Granted	-	-

Vested	(14,000)	1.02

Forfeited	-	-

Nonvested stock options at December 31, 2011	43,000	$1.02

At December 31, 2011, there was approximately $6,000 of unearned compensation cost related to the above non-vested stock options.  The cost is expected to be recognized over approximately the next two years.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2010:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options at January 1, 2010	71,000	$1.02

Granted	-	-

Vested	(14,000)	1.02

Forfeited	-	-

Nonvested stock options at December 31, 2010	57,000	$1.02

The Company’s stock based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares that were anticipated to vest. During the year ended December 31, 2010, approximately 48,000 shares of restricted stock were awarded to senior management and independent directors. No restricted shares were issued during 2011. As of December 31, 2011, the Company had unearned compensation of $291,000 associated with all of the Company’s restricted stock awards; the expense is to be recognized over the next three years. The unvested portion of restricted stock awards at December 31, 2011 and 2010 was approximately 61,000 and 97,000 shares, respectively.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	EMPLOYEE BENEFIT PLAN:
A profit sharing and defined contribution plan provide benefits to certain employees who meet specified minimum service and age requirements. The plan provides for contributions by the Company equal to 1/2 of employee contributions (but not more than 2% of eligible compensation) and the Company may make additional contributions out of current or accumulated net earnings at the sole discretion of the Company's management.

The Company contributed approximately $181,000 and $223,000 to the plan during the years ended December 31, 2011 and 2010, respectively.

13.	INCOME TAXES:
For the year ended December 31, 2011, the Company utilized net operating loss carry-forwards to offset income taxes except for $87,000 of state income and federal minimum taxes.  For the comparable period in 2010, the Company recorded income tax expense of $13,000 for state income and federal minimum tax expense.

At December 31, 2011 and 2010, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $9,000,000 and $7,000,000, respectively, at December 31, 2011.  The net operating loss carry-forwards expire through 2030. Approximately $4,000,000 of federal net operating loss carry-forwards expire at the end of 2012.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

December 31,	2011	2010
Tax at U.S. statutory rates	34.0%	(34.0%)
State income and federal minimum taxes	3.0%	-%
Change in valuation allowance	(36.0%)	38.0%
Exercise of stock options	-	(3.0%)
Other items, net	2.0%	(1.0%)
	3.0%	-

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2011	2010

Alternative minimum tax credit carry-forward	$573,000	$573,000
Net operating loss and capital loss carryfowards	3,481,000	7,673,000

Temporary differences in bases of assets and liabilities:

Accounts receivable and inventory	640,000	530,000
Marketable securities	-	14,000
Accrued expenses	133,000	376,000
Stock-based compensation	21,000	72,000
Goodwill	1,420,000	1,640,000
Intangible assets	984,000	1,085,000
Deferred revenue	31,000	62,000
Property and equipment	(40,000)	(144,000)
	3,189,000	3,635,000
Total deferred tax assets, net	7,243,000	11,881,000

Valuation allowance	(4,982,000)	(9,643,000)
Net deferred tax assets	$2,261,000	$2,238,000

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The decrease in the valuation allowance in 2011 was principally due to the expiration of net operating loss carryforwards and a change in the Company’s projected future profitability.

Deferred income taxes are included in the accompanying balance sheet as follows:

	2011	2010
Current asset	$527,000	$391,000
Long-term asset	1,731,000	1,847,000
	$2,261,000	$2,238,000

14.	SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:
Sales to significant customers accounted for approximately 33% (22% and 11%) and 36% (24% and 12%) of the Company's consolidated net sales for the years ended December 31, 2011 and 2010, respectively.

For both the years ended December 31, 2011 and 2010, significant customers of the Company's Electronics Group accounted for approximately 63% (30%, 18% and 15%) and (31%, 19% and 13%), respectively, of the Electronics Group's net sales.

Significant customers of the Company's Power Group accounted for approximately 24% (14% and 10%) and 34% (21% and 13%) of the Power Group's net sales for the years ended December 31, 2011 and 2010, respectively.

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
The Company entered into a sale-leaseback of its New York operating facility in 2001. Effective January 1, 2011, the Company entered into an amendment to the lease. The amendment extended the lease expiration date to December 31, 2021 and modified the annual lease payments as follows; approximately $390,000 for the years 2011 through 2013, approximately $424,800 for the years 2004 through 2016, and approximately $463,200 for the years 2017 through 2021. The Company’s landlord agreed, at its sole expense, to make certain improvements to the facility.

In April 2009, the Company’s TDL subsidiary entered into a five year lease for a new operating facility commencing November 1, 2009. Annual rent payments pursuant to an amendment to the lease, will be approximately $183,600 for the first three years of the lease and approximately $206,400 and $213,600 for years four and five of the lease, respectively. The lease includes two five year renewable options. In August 2009, TDL entered into a sublease with the landlord on a month-to-month basis for $1,250 per month which ended August 2010. Additional operating leases are for the ICS facility, a sales office, vehicles and office equipment.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying financial statements.

Future minimum lease payments as of December 31, 2011 under all operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,

2012	803,000
2013	776,000
2014	748,000
2015	460,000
2016 and thereafter	2,742,000
Total future minimum lease payments	$5,529,000

Rent expense for operating leases was approximately $805,000 and $841,000 for the years ended December 31, 2011 and 2010, respectively.

16.	COMMITMENTS:
The Company elected not to renew the employment agreement of its former chief executive officer effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. Included in the recorded expense is $312,000 of stock compensation expense relating to the accelerated vesting of restricted stock. In March 2011, the former chief executive officer filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual obligations owed in connection with the contract non-renewal. In January 2012, the arbitrator granted a partial award on this matter subject to the final determination of legal fees. The partial award granted by the arbitrator, which is binding, did not result in any significant change to the Company’s original $2,000,000 charge. As of December 31, 2011, the liability associated with the former chief executive officer was approximately $623,000. A majority of the obligation was paid by January 31, 2012.

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of business. The Company is not currently involved in any other legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.

The Company also has employment agreements with three executive officers and five other principal officers. At December 31, 2011, the total contractual obligations under these agreements over the next three years is approximately $3,157,000. In addition, three executive officers are entitled to bonuses based on certain performance criteria, as defined, and six officers and four key employees are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $419,000 and $89,000 for years ended December 31, 2011 and 2010, respectively.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	BUSINESS SEGMENTS:
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

The following is the Company's reporting segment information as of and for the years ended December 31, 2011 and 2010:

Year ended December 31,	2011	2010
Net sales:
Electronics Group:
Domestic	$17,657,000	$15,798,000
Foreign	1,053,000	1,031,000
Total Electronics Group	18,710,000	16,829,000
Power Group:
Domestic	11,403,000	8,908,000
Foreign	1,323,000	1,179,000
Total Power Group	12,726,000	10,087,000
Intersegment Sales	(395,000)	(167,000)
Total net sales	$31,041,000	$26,749,000

Income (loss) before income tax provision:
Electronics Group (1)	$1,563,000	$(2,986,000)
Power Group	3,009,000	1,437,000
Intersegment profit	(42,000)	61,000
General corporate expenses not allocated	(1,256,000)	(1,574,000)
Interest expense	(189,000)	(225,000)
Investment and other income, net	149,000	275,000
Income (loss) before income tax provision	$3,234,000	$(3,012,000)

December 31,	2011	2010
Assets:
Electronics Group	$12,118,000	$12,297,000
Power Group	6,846,000	6,089,000
General corporate assets not allocated	6,557,000	6,036,000
Elimination of intersegment receivables	(46,000)	(21,000)
Elimination of intersegment gross profit in ending inventory	(64,000)	(22,000)
Total assets	$25,411,000	$24,379,000

Depreciation and amortization:
Electronics Group	$270,000	$354,000
Power Group	-	22,000
Corporate	1,000	1,000
Total depreciation and amortization	$271,000	$377,000

(1)	Includes goodwill and intangible asset impairment charges of $924,000 in 2010.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	NET INCOME (LOSS) PER COMMON SHARE:	The following table sets forth the computation of basic and diluted net income (loss) per common share:

Year Ended December 31,	2011	2010

Denominator:
Denominator for basic net income (loss) per share – weighted-average common shares	4,672,000	4,563,000

Effect of dilutive securities:
Unearned portion of restricted stock awards	-	-
Employee and director stock options	25,000	-

Denominator for diluted net income (loss) per share - weighted-average common shares and assumed conversions	4,697,000	4,563,000

The numerator for basic and diluted net income (loss) per share for the years ended December 31, 2011 and 2010 is the net income (loss) for each year.

Stock options to purchase 163,000 shares of common stock were outstanding during the year ended December 31, 2011 but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

During the year ended December 31, 2010, the Company had a net loss and therefore did not include 229,000 incremental common shares and options in its calculation of diluted net loss per common share an inclusion of such securities would be anti-dilutive.

Approximately 61,000 and 97,000 shares of restricted common stock were outstanding during the years ended December 31, 2011 and 2010, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	EQUITY:
In August 2008, the Company's Board of Directors authorized a stock repurchase program through December 2010, allowing the Company to purchase up to $3.0 million of its outstanding shares of common stock in open market or privately negotiated transactions in compliance with applicable laws and regulations including the SEC's Rules 10b5-1 and 10b-18. The timing and amount of repurchases under the program depended on market conditions and publicly available information. During year ended December 31, 2010, the Company repurchased approximately 700 shares of its common stock at an average purchase price of $3.44 per share. Total cash consideration for the repurchased stock was approximately $2,400. From August 2008 through May 2010, the Company purchased approximately 369,000 shares of its common stock for total cash consideration of $915,000 representing an average purchase price of $2.48 per share. In May 2010, in connection with an amendment to its Credit Agreement, the Company was required to suspend its stock repurchase program. In February 2012, the Company was granted authorization by its primary lender to purchase up to $400,000 of its common stock. In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ORBIT INTERNATIONAL CORP.

Dated: March 30, 2012	By:	/s/ Mitchell Binder
Mitchell Binder, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell Binder Mitchell Binder	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/s/ David Goldman David Goldman	Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 30, 2012

/s/ Bruce Reissman Bruce Reissman	Executive Vice President, Chief Operating Officer and Director	March 30, 2012

/s/ Fredric Gruder Fredric Gruder	Director	March 30, 2012

/s/ Bernard Karcinell Bernard Karcinell	Director	March 30, 2012

/s/ Sohail Malad Sohail Malad	Director	March 30, 2012

/s/ Lawrence Rainville Lawrence Rainville	Director	March 30, 2012