Form 10-Q
period 2012-03-31
ORBIT INTERNATIONAL CORP
filed 2012-05-15
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,637,695 shares of common stock, par value $.10, as of May 14, 2012.

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$450,000	$1,709,000
Restricted cash	672,000	671,000
Investments in marketable securities	256,000	228,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	3,686,000	4,941,000
Inventories	14,041,000	12,550,000
Income taxes receivable.	8,000	-
Deferred tax asset	942,000	527,000
Other current assets	219,000	250,000

Total current assets	20,274,000	20,876,000

Property and equipment, net	1,095,000	1,014,000

Goodwill	1,688,000	1,688,000

Deferred tax asset	1,309,000	1,734,000

Other assets	97,000	99,000

TOTAL ASSETS	$24,463,000	$25,411,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	March 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Current portion of long-term debt	$964,000	$931,000
Accounts payable	1,353,000	804,000
Liability associated with non-renewal of senior officers’ contracts	756,000	623,000
Income taxes payable	-	30,000
Accrued expenses	1,104,000	1,435,000
Customer advances	26,000	15,000

Total current liabilities	4,203,000	3,838,000

Liability associated with non-renewal of senior officers’ contracts, net of current portion	597,000	-

Long-term debt, net of current portion	1,895,000	2,095,000

Total liabilities	6,695,000	5,933,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,102,000 and 5,103,000 shares issued at 2012 and 2011, respectively, and 4,638,000 and 4,734,000 shares outstanding at 2012 and 2011, respectively	510,000	510,000
Additional paid-in capital	22,567,000	22,515,000
Treasury stock, at cost, 464,000 and 369,000 shares at 2012 and 2011, respectively	(1,317,000)	(915,000)
Accumulated other comprehensive loss, net of tax	(3,000)	(18,000)
Accumulated deficit	(3,989,000)	(2,614,000)

Total stockholders’ equity	17,768,000	19,478,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,463,000	$25,411,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$6,162,000	$6,812,000

Cost of sales	3,775,000	3,885,000

Gross profit	2,387,000	2,927,000

Selling, general and administrative expenses	2,597,000	2,368,000
Costs related to non-renewal of senior officer contract	1,194,000	-
Interest expense	34,000	53,000
Investment and other income, net	(93,000)	(34,000)

(Loss) income before income tax provision	(1,345,000)	540,000

Income tax provision	30,000	16,000

NET (LOSS) INCOME	(1,375,000)	524,000

Change in unrealized gains and (losses) on marketable securities, net of income tax	15,000	4,000

Comprehensive (loss) income	$(1,360,000)	$528,000

Net (loss) income per common share:

Basic	$(0.30)	$0.11
Diluted	$(0.30)	$0.11

The accompanying notes are in integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash flows used in operating activities:

Net (loss) income	$(1,375,000)	$524,000

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Share-based compensation expense	52,000	40,000
Depreciation and amortization	66,000	69,000
Gain on sale of marketable securities	-	(5,000)
Bond premium amortization	1,000	-
Deferred income	-	(22,000)

Changes in operating assets and liabilities:

Accounts receivable.	1,255,000	(643,000)
Inventories	(1,491,000)	(1,143,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(64,000)
Other current assets	31,000	61,000
Other assets	2,000	2,000
Accounts payable	549,000	394,000
Accrued expenses	(331,000)	(50,000)
Income taxes payable	(30,000)	-
Income taxes receivable	(8,000)	-
Customer advances	11,000	(81,000)
Liability associated with non-renewal of senior officers’ contracts	730,000	(578,000)

Net cash used in operating activities	(538,000)	(1,496,000)

Cash flows from investing activities:

Purchases of property and equipment	(147,000)	(74,000)
Sale of property and equipments	-	6,000
Purchase of marketable securities	(4,000)	(98,000)
Sale of marketable securities	-	104,000 -

Net cash used in investing activities	(151,000)	(62,000)

(continued)

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from financing activities:

Purchase of treasury stock	(402,000)	-
Proceeds from issuance of long-term debt.	66,000	630,000
Stock option exercises	-	1,000
Restricted cash	(1,000)	-
Repayments of long-term debt	(233,000)	(233,000)

Net cash (used in) provided by financing activities	(570,000)	398,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,259,000)	(1,160,000)

Cash and cash equivalents – Beginning of period	1,709,000	1,964,000

CASH AND CASH EQUIVALENTS – End of period	$450,000	$804,000

Supplemental cash flow information:

Cash paid for interest	$35,000	$52,000

Cash paid for income taxes	$68,000	$16,000

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2012.

These condensed consolidated statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K.

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

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, goodwill is not amortized but instead tested for impairment on at least an annual basis. The Company, where appropriate, will utilize Accounting Standards Update (“ASU”) 2011-08 which allows the Company to not perform the two-step goodwill impairment test if it determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount based on a qualitative assessment of the reporting unit. The Company’s annual goodwill impairment test is performed in the fourth quarter each year. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets.

Index

 ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of March 31, 2012, the Company has no material uncertain tax positions. The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return. In addition to the federal tax return the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2008 remain open to examination by such taxing authorities.

Revenue and Cost Recognition

The Company recognizes a substantial portion of its revenue upon the delivery of product. The Company recognizes such revenue when title and risk of loss are transferred to the customer and when there is: i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, manufacturing overhead and estimated earnings less accounts receivable billings. We had no contracts outstanding at March 31, 2012 or December 31, 2011 accounted for under the percentage-of-completion method.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Deferred Rent

The Company’s leases have escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying consolidated financial statements.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities, net of tax. The Company adopted ASU 2011-05 during the first quarter ended March 31, 2012, which eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. The Company has elected to present the components of net income, the components of other comprehensive income and total comprehensive income as a single continuous statement.

(Note 2) – Restricted Cash:

At March 31, 2012, the Company’s restricted cash balance of approximately $672,000 consisted of a money market account which the Company has pledged as a continuing security interest relating to its term debt with its primary lender.

(Note 3) - Stock Based Compensation:

At March 31, 2012, the Company has two stock-based employee compensation plans. At March 31, 2012, approximately 65,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $52,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of March 31, 2012, the Company had unearned compensation of $240,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next three years.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

Stock option activity during the three months ended March 31, 2012, under all stock option plans is as follows:

(Note 3) - Stock Based Compensation (continued):

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2012	250,000	$4.03	2

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Options outstanding, March 31, 2012	250,000	$4.03	2

Outstanding exercisable at March 31, 2012	221,000	$4.29	2

At March 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $213,000 and $145,000, respectively. At the comparable 2011 period, the aggregate intrinsic value of options outstanding and exercisable was $120,000 and $59,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested stock options at January 1, 2012	43,000	$1.02

Granted	-	-

Vested	14,000	$1.02

Forfeited	-	-

Nonvested stock options at March 31, 2012	29,000	$1.02

At March 31, 2012, there was approximately $5,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately the next two years.

Index

    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Debt:

During March 2010, the Company entered into a $3,000,000 line of credit with a commercial lender secured by all assets of the Company.  In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a five-year $4,655,000 term loan facility that matures March 2015.  The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. In August 2011, the Company’s primary lender extended the expiration date of the line of credit from August 15, 2011 to October 1, 2011 and during September 2011, the expiration date of the line of credit was extended to June 1, 2012, unless sooner terminated for an event of default including non-compliance with financial covenants. The Company is currently in negotiations with its primary lender to extend the line of credit to June 1, 2013. The Company had no outstanding borrowings under the line of credit at March 31, 2012. The unpaid balance on the term loan was $2,793,000 at March 31, 2012.

During March 2012, The Company entered into a two-year $66,000 loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate is 3.25%, is payable in twenty-four (24) monthly payments of approximately $2,800, is secured by the related leasehold improvement, and matures March 2014. The unpaid balance on the installment loan agreement was $66,000 at March 31, 2012.

(NOTE 5) – Net Income (loss) Per Common Share:

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2012	2011
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	4,646,000	4,638,000
Effect of dilutive securities:
Employee and directors stock options	-	22,000
Unearned portion of restricted stock awards	-	2,000
Denominator for diluted net income (loss) per share - weighted-average common shares and assumed conversion	4,646,000	4,662,000

The numerator for basic and diluted net income (loss) per share for the three month periods ended March 31, 2012 and 2011 is the net income (loss) for each period.

During the three months ended March 31, 2012, the Company had a net loss and therefore did not include 26,000 incremental common shares in its calculation of diluted net loss per share since an inclusion of such securities would be anti-dilutive.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 5) – Net Income (loss) Per Common Share (continued):

Options to purchase 163,000 and 166,000 shares of common stock were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 55,000 and 97,000 shares of common stock were outstanding during the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of basic income (loss) per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE 6) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 7) - Inventories:

Inventories are comprised of the following:

	March 31, 2012	December 31, 2011
Raw Materials	$8,259,000	$7,735,000
Work-in-process	5,319,000	4,448,000
Finished goods	463,000	367,000
TOTAL	$14,041,000	$12,550,000

(NOTE 8) – Marketable Securities:

The following is a summary of the Company’s available-for-sale marketable securities at March 31, 2012 and December 31, 2011:

			Unrealized
	Adjusted	Fair	Holding
March 31, 2012	Cost	Value	Loss

Corporate Bonds	$259,000	$255,000	$(4,000)
U.S. Government Agency Bonds	1,000	1,000
Total	$260,000	$256,000	$(4,000)

December 31, 2011
Corporate Bonds	$256,000	$227,000	$(29,000)
U.S. Government Agency Bonds	1,000	1,000	-
Total	$257,000	$228,000	$(29,000)

Index

    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) - Fair Value of Financial Instruments:

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

The table below presents the balances, as of March 31, 2012 and December 31, 2011, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

March 31, 2012	Total	Level 1	Level 2	Level 3

Corporate Bonds	$255,000	$255,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-	-
Total Assets	$256,000	$256,000	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Corporate Bonds	$227,000	$227,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-	-
Total Assets	$228,000	$228,000	$-	$-

The Company’s only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt reasonably approximate their fair value due to their relatively short maturities. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Index

  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 10) - Business Segments:

The Company operates through two business segments, the Electronics Segment (or "Electronics Group") and the Power Units Segment (or "Power Group").  The Electronics Group is comprised of the Orbit Instrument Division and the Company’s TDL and ICS subsidiaries. The Orbit Instrument Division and TDL are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface as well as logistics support and documentation. The Company's Power Group, through the Company's Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

The Company’s reportable segments are business units that offer different products.  The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company’s business segment information for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Net sales:
Electronics
Domestic	$2,640,000	$4,243,000
Foreign	466,000	193,000
Total Electronics	3,106,000	4,436,000
Power Units
Domestic	2,705,000	2,482,000
Foreign	351,000	181,000
Total Power Units	3,056,000	2,663,000

Intersegment Sales	-	(287,000)
Total	$6,162,000	$6,812,000

(Loss) income before income tax provision:
Electronics Group	$(1,733,000)	$458,000
Power Group	646,000	419,000
Intersegment profit	-	(38,000)
General corporate expenses not allocated	(317,000)	(280,000)
Interest expense	(34,000)	(53,000)
Investment and other income, net	93,000	34,000
(Loss) income before income tax provision	$(1,345,000)	$540,000

Index

  ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 11) - Goodwill:

As of March 31, 2012 and December 31, 2011, the Company's goodwill consists of the following:

	Estimated	Gross			Net
	Useful	Carrying	Accumulated	Accumulated	Carrying
	Life	Value	Amortization	Impairment	Value

Goodwill		$9,798,000	-	$(8,110,000)	$1,688,000

(NOTE 12) – Income Taxes:

For the three months ended March 31, 2012 and 2011, the Company  recorded $30,000 and $16,000, respectively, of state income and federal minimum tax expense.

(NOTE 13) – Liability Associated with Non-renewal of Senior Officers’ Contracts:

In March 2012, the Company reached a decision that made it probable that the employment agreement of its chief operating officer would not be renewed, which would effectively terminate his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares would vest as of July 31, 2012. At March 31, 2012, there was approximately $135,000 of unearned compensation relating to his unvested restricted shares which will be recognized as stock compensation expense over his remaining four month service period. The impact of discounting this liability, which is payable through 2014, to its present value was not material. As of March 31, 2012, the liability associated with the non-renewal of the chief operating officer contract was approximately $1,194,000.

The Company elected not to renew the employment agreement of its former chief executive officer effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. In March 2011, the former chief executive officer filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual obligations owed in connection with the contract non-renewal. In April 2012, the arbitrator granted a binding final award on this matter, which did not result in any significant change to the Company’s original $2,000,000 charge. As of March 31, 2012 the liability associated with the former chief executive officer was approximately $159,000.

Index

                ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 14) – Equity:

In February 2012, the Company was granted authorization by its primary lender to purchase up to $400,000 of its common stock. In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000. The Company incurred costs associated with the transaction of approximately $2,000.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We recorded a decrease in revenue and profitability for the three months ended March 31, 2012 as compared to the same period in 2011. Our sales decrease was due to a decrease in sales from our Electronics Group which was partially offset by an increase in sales at our Power Group. The decrease in sales from our Electronics Group was primarily attributable to a decrease in sales from our ICS subsidiary and to a lesser extent a decrease in sales at both our Orbit Instrument Division and TDL subsidiary. The decrease in sales in the current period at our ICS subsidiary was principally due to fewer MK 437 sales and the absence of MK 119 sales, as a follow-on order for the MK 119 was not received for shipping in 2012. As a result of our decrease in sales, a decrease in gross profit, an increase in selling, general and administrative expenses and a $1,194,000 charge taken in connection with the non-renewal of our chief operating officer’s contract, we recorded a net loss of $1,375,000 for the three months ended March 31, 2012 as compared to net income of $524,000 for the same period in the prior year. Exclusive of the charge taken in connection with the non-renewal of our chief operating officer’s contract, the net loss for the current year quarter was $181,000.

Our backlog at March 31, 2012 was approximately $21,200,000 compared to $15,500,000 at December 31, 2011.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant amount of business opportunities and while we are confident that we will receive many of the orders we are pursuing. There can be no assurance as to the ultimate receipt and timing of these orders.

Index

Our financial condition remains strong as evidenced by our 4.8 to 1 current ratio at March 31, 2012. We currently have a $3,000,000 credit facility in place, which expires June 1, 2012, and we were in compliance with our financial covenants at March 31, 2012. The Company is currently in negotiations with its primary lender to extend the line of credit to June 1, 2013. In March 2012, in privately negotiated transactions, we purchased 95,000 shares of our common stock for total cash consideration of approximately $402,000, including costs associated with the transaction of approximately $2,000, at an average price of $4.23.

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

Inventories

Inventory is valued at the lower of cost (average cost method and specific identification) or market.  Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand.  Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs.  Although we make every effort to insure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventory and operating results could be affected, accordingly.  However, world events which have forced our country into various conflicts have resulted in increased usage of hardware and equipment which are now in need of repair and refurbishment. This could lead to increased product demand as well as the use of some older inventory items that we had previously determined obsolete. In addition, recently announced reductions in defense spending may result in deferral or cancellation of purchases of new equipment, which may require refurbishment of existing equipment.

Index

Deferred Tax Asset

At March 31, 2012, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $9,000,000 and $7,000,000, respectively that expire through 2030. Approximately, $4,000,000 of Federal net operating loss carry-forwards expire in 2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset.  We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected, accordingly. Despite our net loss for the first quarter of 2012, if our strong profitability from 2011 continues during the remainder of 2012, we will evaluate the possible reduction of some or all of our valuation allowance relating to our deferred tax asset. The reduction of some or all of our valuation allowance would create a deferred tax benefit, resulting in an increase to net income in our consolidated statements of operations.

Impairment of Goodwill

The balance of goodwill for each of our operating units as of March 31, 2012 is $820,000 and $868,000 for TDL and Behlman, respectively. After adopting ASU 2011-08, we performed a qualitative assessment of Behlman’s goodwill and concluded that it was not more likely that not that the fair value of Behlman was less than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s record bookings and revenue in 2011, ii) Behlman’s strong net income in 2011 and iii) based on the 2010 goodwill impairment test, Behlman’s fair value exceeded its carrying amount by 27%. In determining the recoverability of TDL’s goodwill, assumptions were made regarding estimated future cash flows and other factors to determine the fair value of the asset. After completing the quantitative impairment testing of goodwill for TDL, we concluded that goodwill was not impaired at December 31, 2011

Our analysis of TDL’s goodwill employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Based on TDL’s goodwill impairment test at December 31, 2011, TDL had a fair value that was in excess of its carrying value by approximately 15%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $52,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, no shares of restricted stock or stock options were granted.

Index

Revenue and Cost Recognition

We recognize a substantial portion of our revenue upon the delivery of product. We recognize such revenue when title and risk of loss are transferred to our customer and when there is: i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased, but have not been placed in production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of costs and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings. We had no contracts outstanding at March 31, 2012 or December 31, 2011, accounted for under the percentage-of-completion method.

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

Index

Results of Operations

Three month period ended March 31, 2012 v. March 31, 2011

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

Consolidated net sales for the three month period ended March 31, 2012 decreased by 9.5% to $6,162,000 from $6,812,000 for the three month period ended March 31, 2011. The decrease was principally due to a 30.0% decrease in sales from our Electronics Group that was partially offset by a 14.8% increase in sales from our Power Group. The decrease in sales from our Electronics Group was primarily attributable to a $957,000 decrease in sales from our ICS subsidiary and to a lesser extent decreases in sales from both our Orbit Instrument Division and TDL subsidiary. The decrease in sales in the current period at our ICS subsidiary was principally due to fewer MK 437 sales and the absence of MK 119 sales, as a follow-on order for the MK 119 was not received for shipping in 2012. The increase in sales at our Power Group was principally due to an increase in shipments pursuant to customer delivery schedules at both its commercial and COTS division.

Gross profit, as a percentage of sales, for the three months ended March 31, 2012 decreased to 38.7% from 43.0% for the three month period ended March 31, 2011.  The decrease was primarily the result of lower gross profit from our Electronics Group that was partially offset by higher gross profit from our Power Group. The decrease in gross profit from our Electronics Group was principally due to lower gross profit from our Orbit Instrument Division and both our TDL and ICS subsidiaries. The decrease in gross profit at our Orbit Instrument Division was principally due to product mix and lower sales during the current year period. The decrease in gross profit at both our ICS and TDL subsidiaries was principally due to lower sales during the current year period. The increase in gross profit from our Power Group was principally due to operating leverage inherent in our business due to the increase in sales during the current period.

Selling, general and administrative expenses increased by 9.7% to $2,597,000 for the three month period ended March 31, 2012 from $2,368,000 for the three month period ended March 31, 2011 principally due to an increase in selling, general and administrative expenses from our Electronics Group and to a lesser extent, an increase of expenses from our Power Group and increased corporate costs. The increase in selling, general and administrative expense at our Electronics Group during the current year period was principally due to additional personnel at our Orbit Instrument Division. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2012 increased to 42.1% from 34.8% for the three month period ended March 31, 2011 principally due to the decrease in sales and an increase in payroll costs.

Index

During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our chief operating officer would not be renewed, which would effectively terminate his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

Interest expense for the three months ended March 31, 2012 decreased to $34,000 from $53,000 for the three months ended March 31, 2011 due principally to a decrease in the amounts owed to lenders under our term debt and line of credit.

Investment and other income for the three month period ended March 31, 2012 increased to $93,000 from $34,000 for the three-month period ended March 31, 2011 principally due to an $85,000 gain recognized during the current year quarter relating to the remaining unamortized deferred gain on the sale of our building in 2001 and despite a $5,000 gain on the sale of a corporate bond during the prior period.

Net loss before income tax provision was $1,345,000 for the three months ended March 31, 2012 compared to net income before income tax provision of $540,000 for the three months ended March 31, 2011.  The decrease in income was principally due to a $1,194,000 charge taken in connection with the non-renewal of our chief operating officer’s contract, a decrease in sales and gross profit from our Electronics Group and an increase in selling, general and administrative expenses that was partially offset by an increase in sales and gross profit at our Power Group and an increase in investment and other income.

Income taxes for the three months ended March 31, 2012 and March 31, 2011 consist of $30,000 and $16,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net loss for the three months ended March 31, 2012 was $1,375,000 compared to net income of $524,000 for the year ended March 31, 2011.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended March 31, 2012 decreased to a loss of $1,245,000 from earnings of $662,000 for three months ended March 31, 2011.  Listed below is the EBITDA reconciliation to net income (loss):

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

Index

	Three months ended
	March 31,

	2012	2011

Net (loss) income	$(1,375,000)	$524,000
Interest expense	34,000	53,000
Income tax expense	30,000	16,000
Depreciation and amortization	66,000	69,000
EBITDA	$(1,245,000)	$662,000

Material Change in Financial Condition

Working capital decreased to $16,071,000 at March 31, 2012 compared to $17,038,000 at December 31, 2011.  The ratio of current assets to current liabilities was 4.8 to 1 at March 31, 2012 compared to 5.4 to 1 at December 31, 2011.  The decrease in working capital was primarily attributable to the net loss for the period, the increase in the liability associated with non-renewal of senior officers' contracts and the repayment of debt.

Net cash used in operating activities for the three month period ended March 31, 2012 was $538,000, primarily attributable to the net loss for the period, the increase in inventory and the decrease in accrued expenses and despite the increase in the liability associated with the non-renewal of senior officers’ contracts and accounts payable, and a decrease in accounts receivable and the non-cash depreciation and stock based compensation. Net cash used in operating activities for the three month period ended March 31, 2011 was $1,496,000, primarily attributable to the increase in inventory and accounts receivable and a decrease in the liability associated with former chief executive officer and despite the net income for the period and an increase in accounts payable.

Cash flows used in investing activities for the three month period ended March 31, 2012 was $151,000, primarily attributable to the purchase of fixed assets. Cash flows used in investing activities for the three month period ended March 31, 2011 was $62,000, attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities and fixed assets.

Cash flows used in financing activities for the three month period ended March 31, 2012 was $570,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock which was partially offset by the proceeds from the issuance of long term debt. Cash flows from financing activities for the three month period ended March 31, 2011 was $398,000, primarily attributable to the proceeds from note payable-bank which was partially offset by the repayment of long term debt.

On March 10, 2010, we entered into a credit agreement (the “Credit Agreement”) with a commercial lender pursuant to which we: (a) established a line of credit of up to $3,000,000, and (b) entered into a term loan in the amount of approximately $4,655,000.  These credit facilities were used to pay off all of our obligations to our former primary lender and to provide for our general working capital needs.  The credit facilities are secured by a first priority security interest in substantially all of our assets.

Index

The term loan is payable in 60 consecutive monthly installments of principal and interest and matures on March 1, 2015. The line of credit and term loan bear interest equal to the prime rate of interest plus 1% and the prime rate of interest plus 1.5%, respectively. The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory, as defined in the Credit Agreement.  The Credit Agreement also contains customary events of default such as non-payment, bankruptcy and material adverse change. There were no outstanding borrowings under the line of credit as of March 2012.

We were in compliance with all of our financial covenants at March 31, 2012. At March 31, 2012, our restricted cash balance of approximately $672,000 consisted of a money market account which we have pledged as a continuing security interest relating to our term debt. We expect our primary lender to remove the collateral pledge on the money market account in the second quarter of 2012. In August 2011, our primary lender extended the expiration date of our line of credit from August 15, 2011 to October 1, 2011 and during September 2011, the expiration date of our line of credit was extended to June 1, 2012. We are working with our primary lender to extend the expiration date of our line of credit until June 1, 2013.

Our existing capital resources, including our bank credit facilities and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

In February 2012, the Company was granted authorization by its primary lender to purchase up to $400,000 of its common stock. In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000. The Company incurred costs associated with the transaction of approximately $2,000.

Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at March 31, 2012 was $21.2 million compared to $15.5 million at December 31, 2011 and $21.2 million at March 31, 2011.  An MK-119 order for ICS, valued at $2.4 million, had been included in last year’s March 31, 2011 backlog; however, a new MK-119 order for foreign military sales is not expected to be awarded until 2012 or 2013.  The increase in backlog at March 31, 2012 from December 31, 2011 was attributable to approximately $11.7 million in bookings in the first quarter of 2012.

Our backlog at April 30, 2012 increased to $21.5 million which does not include $4.7 million of orders that are yet to be placed against a base contract award for $5.8 million received by ICS for its Serial Data Converter (“SDC”).  These orders are expected to be placed at various times during the year and are expected to be placed in full by the first quarter of 2013.  Our backlog at April 30, 2012, inclusive of the full base contract award for the SDC was $26.2 million.

Index

In 2011, bookings fell at our Orbit Instrument Division to approximately $7,000,000 compared to over $11,000,000 in 2010, mostly due to program contract delays.  However, orders for our Remote Control Units and FAA keyboards, expected in 2011, were received in the first quarter of 2012 and along with orders received for our Color Programmable Display Units; our first quarter bookings for the Orbit Instrument Division were in excess of $5,900,000.  Due to these strong bookings and its increased backlog from December 31, 2011, our Orbit Instrument Division appears well-positioned for good operating performance in 2012; however, revenue and profitability could be equal to or could fall slightly below 2011 levels.

ICS did not receive a follow-on award for its MK-119 Gun Console System for 2012 delivery.  However, it does expect future orders on this program for foreign military sales. ICS is expecting the first order for foreign military sales to be awarded in late 2012 or 2013.  ICS developed and shipped three prototype SDC units during the second quarter of 2011 and received an order for two additional prototype SDCs for delivery in the second quarter of 2012.   In April 2012, ICS received a follow-on base contract award for its SDC for $5,758,000. ICS received an initial order of $1,050,000 against this contract and is expecting an additional award shortly for $547,000.  The remainder of the contract should be received at various times during the year and is expected to be placed in full by the first quarter of 2013 so that all shipments will be completed by the end of 2013.  ICS is currently working on other business opportunities and has taken certain cost saving initiatives including a slight reduction in personnel and the consolidation of its two operating facilities into one.

TDL continues to work with several prime contractors on new prototype and pre-production orders and many of these opportunities have been delayed in moving to the initial production stage.  However, during the fourth quarter of 2011, TDL received three anticipated new prototype awards which were shipped in the fourth quarter of 2011 and the first quarter of 2012.  We expect that these awards will progress to initial production sometime during 2012.  In addition, TDL’s backlog increased during the first quarter due to a $1.3 million contract it received for the ground mobile marketplace, which it expects to commence shipping during the second quarter of 2012. TDL also received orders for displays for a transportation system and is also expecting orders for an additional $700,000 in avionic displays by the end of the second quarter.  Despite weak operating results in the first quarter, we are expecting increased revenue and improved profitability from TDL for 2012, due to its increased backlog and these pending orders.

Business conditions at our Power Group remain very strong with continued bookings for both the commercial and COTS divisions.  In particular, in 2011, bookings increased by 35%, record revenue was recorded and the Power Group entered 2012 with a record backlog.  Beginning in 2012, business conditions have remained robust with $3,200,000 in bookings in the first quarter and we expect to continue to receive follow-on orders for legacy programs in both our COTS and Commercial Divisions.    Operating results for the Power Group were excellent for 2011 and we expect these results to be somewhat comparable in 2012.

Index

Looking ahead to the remainder of this year, we expect our two largest operating units, our Power Group and our Orbit Instrument Division, to maintain good operating performance in 2012.  However, these results could be somewhat comparable to 2011 since these two operating units recorded significant improvement to previous year results in 2011.   We expect improved results from our TDL operating unit in 2012 based on its increased backlog to date.  For our smallest operating unit, ICS, due to the receipt of the initial task order against the base contract for the SDC and a reduction in operating costs in 2011 and into 2012, operating results should improve from 2011 levels and will be further driven by the timely receipt of certain production orders during the remainder of 2012.   Based upon our backlog, delivery schedules and expected orders, and despite weak operating results in our first quarter, we anticipate another year of good operating performance in 2012, although as was the case in 2011, our comparable and sequential quarterly performance may be uneven.  Based on current delivery schedules, we expect stronger operating results in the second half of 2012. In summary, we do expect operating performance to be equal to or slightly better than 2012 based on projected overall growth from our Electronics Group.

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

Although our Electronics Group and the COTS Division of our Power Group are pursuing several opportunities for reorders as well as new contract awards, we have normally found it difficult to predict the timing of such awards.  In addition, we have several new opportunities that are in the prototype or pre-production stage.  These opportunities generally move to a production stage at a later date, but the timing of such is also uncertain.  However, once initial production orders are received, we are generally well positioned to receive follow-on orders depending on government needs and funding requirements.

Index

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

Index

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

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II- OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Issuer's Purchase of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares(or Units) Purchased	Average Price Paid per Share(or Unit)	Total Number of Shares(or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares(or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- 31, 2012	-	-	-	-
February 1-29, 2012	-	-	-	-
March 1-31, 2012	95,000	$4.23	-	-
Total	95,000	$4.23	-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURE.
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
_________________
*Filed with this report.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated: May 15, 2012	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and
Director

Dated: May 15, 2012	/s/ David Goldman
David Goldman, Chief
Financial Officer