Form 10-Q
period 2012-06-30
ORBIT INTERNATIONAL CORP
filed 2012-08-14
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to ___________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,537,695 shares of common stock, par value $.10, as of August 14, 2012.

Index

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2012	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$1,165,000	$1,709,000
Restricted cash	-	671,000
Investments in marketable securities	254,000	228,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	3,980,000	4,941,000
Inventories	14,605,000	12,550,000
Costs and estimated earnings in excess of billings on uncompleted contracts	43,000	-
Deferred tax asset	985,000	527,000
Other current assets	184,000	250,000

Total current assets	21,216,000	20,876,000

Property and equipment, net	1,155,000	1,014,000

Goodwill	1,688,000	1,688,000

Deferred tax asset	1,265,000	1,734,000

Other assets	95,000	99,000

TOTAL ASSETS	$25,419,000	$25,411,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	June 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Current portion of long-term debt	$963,000	$931,000
Note payable-bank	1,407,000	-
Accounts payable	838,000	804,000
Liability associated with non-renewal of senior officers’ contracts	835,000	623,000
Income taxes payable	-	30,000
Accrued expenses	1,148,000	1,435,000
Customer advances	15,000	15,000

Total current liabilities	5,206,000	3,838,000

Liability associated with non-renewal of senior officers’ contracts, net of current portion	489,000	-

Long-term debt, net of current portion	1,654,000	2,095,000

Total liabilities	7,349,000	5,933,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,102,000 shares issued at 2012 and 2011 and 4,638,000 and 4,733,000 shares outstanding at 2012 and 2011, respectively	510,000	510,000
Additional paid-in capital	22,668,000	22,515,000
Treasury stock, at cost, 464,000 and 369,000 shares at 2012 and 2011, respectively	(1,317,000)	(915,000)
Accumulated other comprehensive loss, net of tax	(1,000)	(18,000)
Accumulated deficit	(3,790,000)	(2,614,000)

Total stockholders’ equity	18,070,000	19,478,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,419,000	$25,411,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$13,671,000	$15,096,000	$7,509,000	$8,284,000

Cost of sales	8,450,000	8,853,000	4,675,000	4,968,000

Gross profit	5,221,000	6,243,000	2,834,000	3,316,000

Selling, general and administrative expenses	5,172,000	4,755,000	2,575,000	2,387,000
Costs related to non-renewal of senior officer contract	1,194,000	-	-	-
Interest expense	70,000	106,000	36,000	53,000
Investment and other income, net	(97,000)	(105,000)	(4,000)	(71,000)
(Loss) income before income tax provision	(1,118,000)	1,487,000	227,000	947,000

Income tax provision	58,000	46,000	28,000	30,000

NET (LOSS) INCOME	$(1,176,000)	$1,441,000	$199,000	$917,000

Other Comprehensive Income: change in unrealized gains and (losses) on marketable securities, net of income tax	17,000	(24,000)	2,000	(28,000)

Comprehensive (loss)income	$(1,159,000)	$1,417,000	$201,000	$889,000

Net income (loss) per common share:

Basic	$(.26)	$.31	$.04	$.20
Diluted	$(.26)	$.31	$.04	$.20

The accompanying notes are an integral part of these condensed financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:

Net (loss) income	$(1,176,000)	$1,441,000

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Share-based compensation expense	152,000	80,000
Bond premium amortization	1,000	-
Depreciation and amortization	141,000	134,000
Loss on disposal of property and equipment	-	4,000
Gain on sale of marketable securities	-	(45,000)
Deferred income	-	(43,000)

Changes in operating assets and liabilities:

Accounts receivable	960,000	(1,470,000)
Inventories	(2,055,000)	(1,545,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(43,000)	(490,000)
Other current assets	66,000	183,000
Other assets	4,000	4,000
Accounts payable	34,000	360,000
Accrued expenses	(286,000)	(88,000)
Income taxes payable	(30,000)	9,000
Customer advances	-	(51,000)
Liability associated with non-renewal of senior officers’ contracts	701,000	(721,000	) -

Net cash used in operating activities	(1,531,000)	(2,238,000)

Cash flows from investing activities:

Purchase of property and equipment	(281,000)	(93,000)
Sale and disposal of property and equipment	-	10,000
Purchase of marketable securities	-	(258,000)
Sale of marketable securities	-	156,000

Net cash used in investing activities	(281,000)	(185,000)

(continued)

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from financing activities:

Purchase of treasury stock	(402,000)	-
Proceeds from issuance of long-term debt	65,000	-
Proceeds from issuance of note payable-bank	1,407,000	971,000
Restricted cash	671,000	-
Stock option exercises	-	1,000
Repayments of long-term debt	(473,000)	(466,000)

Net cash provided by financing activities	1,268,000	506,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(544,000)	(1,917,000)

Cash and cash equivalents - January 1	1,709,000	1,964,000

CASH AND CASH EQUIVALENTS – June 30	$1,165,000	$47,000

Supplemental cash flow information:

Cash paid for interest	$72,000	$106,000

Cash paid for income taxes	$92,000	$37,000

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

The results of operations for the six and three months ended June 30, 2012 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2012.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of June 30, 2012, the Company has no material uncertain tax positions. The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return. In addition to the federal tax return the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2008 remain open to examination by such taxing authorities.

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

Index

(ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Deferred Rent

The Company’s leases have escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying condensed consolidated financial statements.

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

(Note 2) – Restricted Cash:

At December 31, 2011, the Company’s restricted cash balance of approximately $671,000 consisted of a money market account which the Company pledged as a continuing security interest relating to its term debt with its primary lender. During May 2012, the Company’s primary lender removed the collateral pledge and the cash is no longer restricted.

(Note 3) - Stock Based Compensation:

At June 30, 2012, the Company has two stock-based employee compensation plans. At June 30, 2012, approximately 66,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $152,000 and $100,000 for the six and three months ended June 30, 2012, respectively, and was $80,000 and $40,000, respectively, for the comparable 2011 periods.

The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of June 30, 2012, the Company had unearned compensation of $144,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next two years.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 3) - Stock Based Compensation (continued):

Stock option activity during the six months ended June 30, 2012, under all stock option plans is as follows:

			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)

Options outstanding, January 1, 2012	250,000	$4.03	2

Granted	-	-	-

Forfeited	(1,000)	3.01	-

Exercised	-	-	-

Options outstanding,June 30, 2012.	249,000	$4.03	2

Outstanding exercisable at June 30, 2012	220,000	$4.29	2

At June 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $135,000 and $89,000, respectively. At the comparable 2011 period, the aggregate intrinsic value of options outstanding and exercisable was $350,000 and $212,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2012:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested stock options at January 1, 2012	43,000	$1.02

Granted	-	-

Vested	14,000	1.02

Forfeited	-	- .

Nonvested stock options at June 30, 2012	29,000	$1.02

At June 30, 2012, there was approximately $4,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately two years.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Debt:

During March 2010, the Company entered into a $3,000,000 line of credit with a commercial lender secured by all assets of the Company.  In addition, the Company refinanced its existing term loans with the same aforementioned commercial lender with a five-year $4,655,000 term loan facility that matures March 2015.  The aggregate amount of principal outstanding under the line of credit cannot exceed a borrowing base of eligible accounts receivable and inventory, as defined. In May 2012, the Company’s lender agreed to: (i) extend the maturity date of the Company’s line of credit until June 1, 2013; (ii) modify the interest rate on the Company’s term loan from the prime rate of interest(3.25% at June 30, 2012) plus 1.5% to a rate equal to, at the Company’s option, either 3% plus the one-month LIBOR(0.24% at June 30, 2012) or the prime rate of interest plus 0%; (iii) modify the interest rate on the Company’s line of credit from the prime rate of interest plus 1.0% to a rate equal to, at the Company’s option, either 2% plus the one-month LIBOR or the prime rate of interest plus 0%; (iv) modify the borrowing base certificate requirement from daily to monthly; (v) allow the Company to repurchase its stock as long as such purchase does not violate any financial covenants; (vi) release a previously pledged money market account; (vii) remove a liquidity covenant and (vii) terminate certain block account agreements between the Company and its lender. During July 2012, our lender agreed to amend the Company’s debt service coverage ratio from 1.25:1.0 to 1.0:1.0 on a rolling four quarter basis as of the end of June 30, 2012 and from 1.25:1.0 to 1.10:1.0 on a rolling four quarter basis as of the end of September 30 2012. Outstanding borrowings under the line of credit were $1,407,000 at June 30, 2012. The unpaid balance on the term loan was $2,560,000 at June 30, 2012.

During March 2012, the Company entered into a two-year $65,000 loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate is 3.25%, is payable in twenty-four (24) monthly payments of approximately $2,800, is secured by the related leasehold improvement, and matures March 2014. The unpaid balance on the installment loan agreement was $57,000 at June 30, 2012.

(NOTE 5) – Net Income (loss) Per Common Share:

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	4,609,000	4,641,000	4,577,000	4,641,000
Effect of dilutive securities:
Employee and directors stock options	-	24,000	25,000	26,000
Unearned portion of restricted stock awards	-	7,000	3,000	5,000
Denominator for diluted net income (loss) per share - weighted-average common shares and assumed conversion	4,609,000	4,672,000	4,605,000	4,672,000

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 5) – Net Income (loss) Per Common Share(continued):

The numerator for basic and diluted net income (loss) per share for the six and three month periods ended June 30, 2012 and 2011 is the net income (loss) for each period.

During the six months ended June 30, 2012, the Company had a net loss and therefore did not include 28,000 incremental common shares in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

Options to purchase 163,000 shares of common stock were outstanding during six and three month periods ending June 30, 2012 and 2011, but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 61,000 shares of outstanding common stock during the six and three months ended June 30, 2012 and approximately 92,000 shares of outstanding common stock during the six and three months ending June 30, 2011 were not included in the computation of basic earnings per share. These shares were excluded because they represent the unearned portion of restricted stock awards.

(NOTE 6) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 7) - Inventories:

Inventories are comprised of the following:

	June 30,	December 31,
	2012	2011
Raw Materials	$8,500,000	$7,735,000
Work-in-process	5,617,000	4,448,000
Finished goods	488,000	367,000

TOTAL	$14,605,000	$12,550,000

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 8) – Marketable Securities:

The following is a summary of the Company’s available for sale marketable securities at June 30, 2012 and December 31, 2011:

			Unrealized
	Adjusted	Fair	Holding
June 30, 2012	Cost	Value	(Loss)Gain
Corporate Bonds	$255,000	$254,000	$(1,000)

December 31, 2011

Corporate Bonds	$256,000	$227,000	(29,000)
U.S. Government Agency Bonds	1,000	1,000	- .
Total	$257,000	$228,000	$(29,000)

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

The table below presents the balances, as of June 30, 2012 and December 31, 2011, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) - Fair Value of Financial Instruments(continued):

June 30, 2012	Total	Level 1	Level 2	Level 3
Corporate Bonds	$254,000	$254,000	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3
Corporate Bonds	$227,000	$227,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-
Total Assets	$228,000	$228,000	$-	$-

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

The following is the Company’s business segment information for the six and three month periods ended June 30, 2012 and 2011:

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 10) - Business Segments(continued):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales:
Electronics
Domestic	$6,435,000	$8,798,000	$3,795,000	$4,555,000
Foreign	962,000	407,000	496,000	214,000
Total Electronics	7,397,000	9,205,000	4,291,000	4,769,000
Power Units
Domestic	5,640,000	5,583,000	2,935,000	3,101,000
Foreign	634,000	699,000	283,000	518,000
Total Power Units	6,274,000	6,282,000	3,218,000	3,619,000

Intersegment sales	-	(391,000)	-	(104,000)
Total	$13,671,000	$15,096,000	$7,509,000	$8,284,000

(Loss) income before income tax provision:

Electronics	$(1,790,000)	$657,000	$(57,000)	$199,000
Power Units	1,360,000	1,391,000	714,000	972,000
Intersegment profit	-	(14,000)	-	24,000
General corporate expenses not allocated	(715,000)	(546,000)	(398,000)	(266,000)
Interest expense	(70,000)	(106,000)	(36,000)	(53,000)
Investment and other income, net	97,000	105,000	4,000	71,000

(Loss) income before income tax provision	$(1,118,000)	$1,487,000	$227,000	$947,000

(NOTE 11) - Goodwill:

As of June 30, 2012 and December 31, 2011, the Company's goodwill consists of the following:

	Estimated	Gross		Net
	Useful Life	Carrying Value	Accumulated Amortization	Accumulate Impairment	Carrying Value

Goodwill		$9,798,000	-	$(8,110,000)	$1,688,000

(NOTE 12) – Income Taxes:

For the six and three months ended June 30, 2012, the Company recorded $58,000 and $28,000, respectively, of state income and federal minimum tax expense. For the comparable periods in 2011, the Company recorded income tax expense of $46,000 and $30,000, respectively, for state income and federal minimum taxes.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 13) – Liability Associated with Non-renewal of Senior Officers’ Contracts:

In March 2012, the Company reached a decision that made it probable that the employment agreement of its former chief operating officer would not be renewed, which would effectively terminate his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares would vest as of July 31, 2012. At June 30, 2012, there was approximately $29,000 of unearned compensation relating to his unvested restricted shares which will be recognized as stock compensation expense over his remaining service period through July 31, 2012. As of June 30, 2012, the liability associated with the non-renewal of the former chief operating officer contract was approximately $1,192,000.

The Company elected not to renew the employment agreement of its former chief executive officer effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. In March 2011, the former chief executive officer filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual obligations owed in connection with the contract non-renewal. In April 2012, the arbitrator granted a binding final award on this matter, which did not result in any significant change to the Company’s original $2,000,000 charge. As of June 30, 2012 the remaining liability associated with the former chief executive officer was approximately $132,000.

(NOTE 14) – Equity:

In February 2012, the Company was granted authorization by its primary lender to purchase up to $400,000 of its common stock. In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000. The Company incurred costs associated with the transaction of approximately $2,000.

(NOTE 15) – Subsequent Event:

In August 2012, the Company purchased, in a privately negotiated transaction, 100,000 shares of its common stock for total cash consideration of approximately $308,000.

Index

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Forward Looking Statements

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are certain statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company.  In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “belief,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Executive Overview

We recorded a decrease in revenue and profitability for the six and three months ended June 30, 2012 as compared to the same periods in 2011. Our sales decrease in the current six month period was principally due to a decrease in sales from our Electronics Group and the decrease in sales during the current three month period was primarily due to a decrease in sales at both our Electronics and Power Groups. We recorded net income of $199,000 and a net loss of $1,176,000 during the three and six months ended June 30, 2012, respectively, compared to net income of $917,000 and $1,441,000, respectively, during the comparable periods in 2011. The decrease in profitability during the current six and three month periods was primarily a result of our decrease in sales, a decrease in gross profit, an increase in selling, general and administrative expenses and a decrease in investment and other income, net. The current year six month period was also adversely affected by a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s employment contract.

Our backlog at June 30, 2012 was approximately $19,500,000 compared to $18,300,000 at June 30, 2011.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant amount of business opportunities and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Index

Our financial condition remains strong as evidenced by our 4.1 to 1 current ratio at June 30, 2012. We currently have a $3,000,000 credit facility in place, which expires June 1, 2013, and we were in compliance with our financial covenants, as amended, at June 30, 2012. In March 2012, in privately negotiated transactions, we purchased 95,000 shares of our common stock for total cash consideration of approximately $402,000, including costs associated with the transaction of approximately $2,000, at an average price of $4.23. In August 2012, in a privately negotiated transaction, we purchased 100,000 shares of our common stock for total cash consideration of approximately $308,000 at an average price of $3.08.

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our financial statements and the data used to prepare them.  Our financial statements have been prepared based on accounting principles generally accepted in the United States of America.  On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, impairment of goodwill, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other than temporary impairment on marketable securities.  These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

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

Deferred Tax Asset

At June 30, 2012, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $9,000,000 and $7,000,000, respectively, that expire through 2030. Approximately, $4,000,000 of Federal net operating loss carry-forwards expire in 2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset.  We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected, accordingly. If our strong profitability from 2011 continues during the remainder of 2012 (despite our net loss for the first six months of 2012), we will evaluate the possible reduction of some or all of our valuation allowance relating to our deferred tax asset. The reduction of some or all of our valuation allowance would create a deferred tax benefit, resulting in an increase to net income in our condensed consolidated statements of operations.

Index

Impairment of Goodwill

The balance of goodwill for each of our operating units as of June 30, 2012 is $820,000 and $868,000 for TDL and Behlman, respectively. After adopting ASU 2011-08, we performed a qualitative assessment of Behlman’s goodwill at December 31, 2011 and concluded that it was not more likely that not that the fair value of Behlman was less than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s record bookings and revenue in 2011, ii) Behlman’s strong net income in 2011 and iii) based on the 2010 goodwill impairment test, Behlman’s fair value at December 31, 2010 exceeded its carrying amount by approximately 27%. In determining the recoverability of TDL’s goodwill, assumptions were made regarding estimated future cash flows and other factors to determine the fair value of the asset. After completing the quantitative impairment testing of goodwill for TDL, we concluded that goodwill was not impaired at December 31, 2011.

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

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $152,000 and $80,000 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, no shares of restricted stock or stock options were granted.

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

Marketable Securities

We currently have approximately $254,000 invested in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost.  In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security.   Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

We use several factors in our determination of the cash flows expected to be collected including: i) the length of time and extent to which market value has been less than cost, ii) the financial condition and near term prospects of the issuer, iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry, iv) whether interest payments continue to be made, and v) any changes to the rating of the security by a rating agency.

Index

Results of Operations

Three month period ended June 30, 2012 v. June 30, 2011

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

Consolidated net sales for the three month period ended June 30, 2012 decreased by 9.4% to $7,509,000 from $8,284,000 for the three month period ended June 30, 2011, due primarily to lower sales from both our Electronics and Power Groups. Sales from our Electronics Group decreased by 10.0% due principally to lower sales from our Orbit Instrument Division and ICS subsidiary, and despite an increase in sales from our TDL subsidiary. The decrease in sales at our Orbit Instrument Division was primarily due to customer delivery schedules weighted toward the second half of the current year. The decrease in sales at our ICS subsidiary was principally due to the absence of MK 119 sales, as a follow-on order for the MK 119 was not received for shipping in 2012.  Sales from our Power Group decreased by 11.1% due to a decrease in sales from its commercial division which was partially offset by an increase in sales at its COTS division. The decrease in sales from its commercial division was principally due to a decrease in bookings during the current year period and the increase in sales from its COTS division was principally due to increased shipments pursuant to customer delivery schedules.

Gross profit, as a percentage of sales, for the three months ended June 30, 2012 decreased to 37.7% from 40.0% for the three month period ended June 30, 2011.  The decrease was the result of lower gross profit at both our Electronics and Power Groups. The decrease in gross profit from our Electronics Group was principally due to lower gross profit at our Orbit Instrument Division and ICS subsidiary which, in turn, resulted from lower sales and a change in product mix, this was partially offset by higher gross profit at our TDL subsidiary, primarily due to higher sales and a change in product mix. The decrease in gross profit at our Power Group was principally due to lower sales during the current year period.

Selling, general and administrative expenses increased by 7.9% to $2,575,000 for the three month period ended June 30, 2012 from $2,387,000 for the three month period ended June 30, 2011. The increase was principally due to corporate costs relating to the departure of a senior officer and higher selling, general and administrative expenses from our Electronics Group due to additional sales and engineering personnel at our Orbit Instrument Division. The increase was partially offset by a decrease in selling, general and administrative expenses at our Power Group. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2012 increased to 34.3% from 28.8% for the three month period ended June 30, 2011 principally due to a decrease in sales and an increase in costs.

Index

Interest expense for the three months ended June 30, 2012 decreased to $36,000 from $53,000 for the three months ended June 30, 2011 due to a decrease in the amounts owed to lenders under our term debt and lower interest rates on our term debt and line of credit.

Investment and other income for the three month period ended June 30, 2012 decreased to $4,000 from $71,000 for the three month period ended June 30, 2011 principally due to both a $40,000 gain on the sale of a corporate bond and a deferred gain of $21,000 in the prior year period.

Net income before taxes was $227,000 for the three months ended June 30, 2012 compared to $947,000 for the three months ended June 30, 2011.  The decrease in income was principally due to a decrease in sales and gross profit from both the Electronics and Power Groups, a decrease in investment and other income, net, an increase in selling, general and administrative expenses and despite a decrease in interest expense.

Income taxes for the three months ended June 30, 2012 and June 30, 2011 consist of $28,000 and $30,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended June 30, 2012 was $199,000 compared to net income of $917,000 for the three months ended June 30, 2011.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended June 30, 2012 decreased to $338,000 from $1,065,000 for three months ended June 30, 2011.  Listed below is the EBITDA reconciliation to net income:

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

	Three months ended
	June 30,
	2012	2011

Net income	$199,000	$917,000
Interest expense	36,000	53,000
Income tax expense	28,000	30,000
Depreciation and amortization	75,000	65,000
EBITDA	$338,000	$1,065,000

Index

Six month period ended June 30, 2012 v. June 30, 2011

Consolidated net sales for the six month period ended June 30, 2012 decreased by 9.4% to $13,671,000 from $15,096,000 for the six month period ended June 30, 2011 due to lower sales from our Electronics Group and slightly lower sales from our Power Group. Sales from our Electronics Group decreased by 19.6%, due principally to a decrease in sales from our Orbit Instrument Division and ICS subsidiary. The decrease in sales at our Orbit instrument Division was principally due to customer delivery schedules weighted towards the second half of the current year. The decrease in sales at our ICS subsidiary was principally due to the absence of MK 119 sales, as a follow-on order for the MK 119 was not received for shipping in 2012.

Gross profit, as a percentage of sales, for the six months ended June 30, 2012 decreased to 38.2% from 41.4% for the six month period ended June 30, 2011. This decrease was primarily the result of lower gross profit from our Electronics Group. The decrease at our Electronics Group was principally due to lower gross profit at our Orbit Instrument Division and ICS subsidiary, primarily due to lower sales and a change in product mix, that was partially offset by higher gross profit at our TDL subsidiary, which was primarily due to higher sales and a change in product mix. During the current year period, gross profit, as a percentage of sales, at our Power Group decreased slightly, approximately 0.2%, as compared to the prior year period.

Selling, general and administrative expenses increased by 8.8% to $5,172,000 for the six month period ended June 30, 2012 from $4,755,000 for the six month period ended June 30, 2011. The increase was principally due to higher corporate costs relating to the departure of a senior officer and an increase in selling, general and administrative expenses at our Orbit Instrument Division due to additional sales and engineering personnel. Selling, general and administrative expenses from our Power Group increased slightly during the current year period compared to the prior year. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2012 increased to 37.8% from 31.5% for the six month period ended June 30, 2011 principally due to a decrease in sales and an increase in costs.

During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our former chief operating officer would not be renewed, which would effectively terminate his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

Interest expense for the six months ended June 30, 2012 decreased to $70,000 from $106,000 for the six months ended June 30, 2011 due principally to a decrease in the amounts owed to lenders under our term debt and line of credit and also due to a reduction in the interest rate on our term debt and line of credit.

Investment and other income for the six month period ended June 30, 2012 decreased to $97,000 from $105,000 for the six month period ended June 30, 2011 principally due to a gain of $45,000 on corporate bonds sold in the prior period and despite a $43,000 increase in a deferred gain during the current year period.

Index

Net loss before taxes was $1,118,000 for the six months ended June 30, 2012 compared to net income before taxes of $1,487,000 for the six months ended June 30, 2011. The decrease in income was principally due to a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s contract, a decrease in sales from both the Electronics and Power Groups, a decrease in gross profit at our Electronics Group and an increase in selling, general and administrative expenses.

Income taxes for the six months ended June 30, 2012 and June 30, 2011 consist of $58,000 and $36,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, the net loss for the six months ended June 30, 2012 was $1,176,000 compared to net income of $1,441,000 for the six months ended June 30, 2010.

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the six months ended June 30, 2012 decreased to a loss of $907,000 from income of $1,727,000 for the six months ended June 30, 2011.  Listed below is the EBITDA reconciliation to net income:

	Six months ended
	June 30,
	2012	2011

Net (loss) income	$(1,176,000)	$1,441,000
Interest expense	70,000	106,000
Income tax expense	58,000	46,000
Depreciation and amortization	141,000	134,000
EBITDA	$(907,000)	$1,727,000

Material Change in Financial Condition

Working capital decreased to $16,010,000 at June 30, 2012 compared to $17,038,000 at December 31, 2011. The ratio of current assets to current liabilities decreased to 4.1 to 1 at June 30, 2012 compared to 5.4 to 1 at December 31, 2011. The decrease in working capital was primarily attributable to the net loss for the period, the increase in the liability associated with non-renewal of senior officers’ contracts and the repayment of debt.

Net cash used in operating activities for the six month period ended June 30, 2012 was $1,531,000, primarily attributable to the net loss for the period, an increase in inventory and costs and estimated earnings in excess of billings on uncompleted contracts, the decrease in accrued expenses and taxes payable and despite the decrease in accounts receivable and other current assets, the increase in liabilities associated with the non-renewal of senior officers’ contracts and accounts payable and the non-cash depreciation and stock based compensation. Net cash used in operating activities for the six month period ended June 30, 2011 was $2,238,000, primarily attributable to the increase in inventory, accounts receivable and costs and estimated earnings in excess of billings and a decrease in the liability associated with our former chief executive officer and despite the net income for the period and an increase in accounts payable.

Index

Cash flows used in investing activities for the six month period ended June 30, 2012 was $281,000, attributable to the purchase of fixed assets. Cash flows used in investing activities for the six month period ended June 30, 2011 was $185,000, primarily attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities and fixed assets.

Cash flows from financing activities for the six month period ended June 30, 2012 was $1,268,000, primarily attributable to the proceeds from issuance of note payable-bank and long-term debt and the decrease in restricted cash which was partially offset by the repayment of long term debt and purchase of treasury stock. Cash flows from financing activities for the six month period ended June 30, 2011 was $506,000, primarily attributable to the proceeds from issuance of note payable-bank which was partially offset by the repayment of long-term debt.

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

The term loan is payable in 60 consecutive monthly installments of principal and interest and matures on March 1, 2015. In May 2012, our lender agreed to: (i) extend the maturity date of our line of credit until June 1, 2013; (ii) modify the interest rate on our term loan from the prime rate of interest (3.25% at June 30, 2012) plus 1.5% to a rate equal to, at our option, either 3% plus the one-month LIBOR(0.24% at June 30, 2012) or the prime rate of interest plus 0%; (iii) modify the interest rate on our line of credit from the prime rate of interest plus 1.0% to a rate equal to, at our option, either 2% plus the one-month LIBOR or the prime rate of interest plus 0%; (iv) modify the borrowing base certificate requirement from daily to monthly; (v) allow us to repurchase our stock as long as such purchase does not violate any financial covenants; (vi) release a previously pledged money market account; (vii) remove a liquidity covenant and (vii) terminate certain block account agreements between us and our lender. During July 2012, our lender agreed to amend our debt service coverage ratio from 1.25:1.0 to 1.0:1.0 on a rolling four quarter basis as of the end of June 30, 2012 and from 1.25:1.0 to 1.10:1.0 on a rolling four quarter basis as of the end of September 30 2012. The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants.  Available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable, inventory and, for the term loan facility only, cash and marketable securities.  The Credit Agreement also contains customary events of default such as non-payment, bankruptcy and any material adverse change. At June 30, 2012, we had $1,407,000 of borrowings under the line of credit. We were in compliance with all of our financial covenants, as amended, at June 30, 2012.

Index

Our existing capital resources, including our bank credit facilities and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

In February 2012, the Company was granted authorization by its primary lender to purchase up to $400,000 of its common stock. In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000. The Company incurred costs associated with the transaction of approximately $2,000. In August 2012, in a privately negotiated transaction, we purchased 100,000 shares of our common stock for total cash consideration of approximately $308,000.

Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at June 30, 2012 was $19.5 million compared to $15.5 million at December 31, 2011 and $18.3 million at June 30, 2011.  The increase in backlog at June 30, 2012 from December 31, 2011 was attributable to approximately $11.7 million in bookings in the first quarter of 2012.

Our backlog at June 30, 2012 does not include approximately $4.2 million of orders that have not yet been funded against a base contract award for approximately $5.8 million received by ICS for its Signal Data Converter (“SDC”).  These orders are expected to be placed at various times during the year and the first quarter of 2013.  Our backlog at April 30, 2012, inclusive of the full base contract award for the SDC was $23.7 million, an increase of 29.5% compared to June 30, 2011.

In 2011, bookings fell at our Orbit Instrument Division to approximately $7,000,000 compared to over $11,000,000 in 2010, mostly due to program contract delays.  However, orders for our Remote Control Units and FAA keyboards, expected in 2011, were received in the first quarter of 2012 along with orders received for our Color Programmable Entry Panels. As a result, our first quarter bookings for the Orbit Instrument Division were in excess of $5,900,000.  Due to these strong bookings and its increased backlog from December 31, 2011, our Orbit Instrument Division appears well-positioned for good operating performance in 2012. However, revenue and profitability are expected to fall slightly below the strong performance levels from 2011.

ICS did not receive a follow-on award for its MK-119 Gun Console System for 2012 delivery.  However, it does expect future orders on this program for foreign military sales in late 2013. ICS developed and shipped three prototype SDC units during the second quarter of 2011 and received an order for two additional prototype SDCs, one that was delivered in the second quarter of 2012 and the other expected to be delivered during the third quarter of 2012. In April 2012, ICS received a follow-on base contract award for its SDC for $5,758,000. ICS received initial orders of $1,597,000 against this contract. The remainder of the contract should be received at various times during the year and the first quarter of 2013 so that all shipments are expected to be completed by the end of 2013.  ICS is currently working on other business opportunities and has taken certain cost saving initiatives including a slight reduction in personnel and the consolidation of its two operating facilities into one.

Index

TDL continues to work with several prime contractors on new prototype and pre-production orders and many of these opportunities have been delayed in moving to the initial production stage.  However, during the fourth quarter of 2011, TDL received three anticipated new prototype awards which were shipped in the fourth quarter of 2011 and the first quarter of 2012.  One of these programs has moved to the initial production stage during the current quarter and we expect that the remaining two programs will progress to initial production sometime during 2012.  In addition, TDL’s backlog increased during the first quarter due to a $1.3 million contract it received for the ground mobile marketplace, shipments for which commenced during the second quarter of 2012 and were completed during the third quarter of 2012. TDL is expecting follow-on orders for these displays but is uncertain as to the timing of the next award.  TDL also received orders for displays for a transportation system. TDL also received an order for avionic displays in excess of $1,000,000 was expected by the end of the second quarter but is now expected sometime during the third quarter.  TDL’s operating results significantly improved during the second quarter due to increased sales. We are expecting improved operating results for the remainder of 2012 due to these anticipated new orders.

Business conditions at our Power Group remain strong; we are experiencing strong bookings at our COTS Division which is offsetting weakness at our Commercial Division which has historically been the case during a weak economic environment.  In particular, in 2011, bookings increased by 35%, record revenue was recorded and the Power Group entered 2012 with a record backlog.  Despite record bookings in 2011, bookings are almost 7% higher at June 30, 2012 as compared to the prior year. In addition, we expect to continue to receive follow-on orders for legacy programs in both our COTS and Commercial Divisions. Operating results for the Power Group have been excellent for the six months ended June 30, 2012 and we expect 2012 operating results to be somewhat comparable to the strong operating results we recorded in 2011.

Looking ahead to the remainder of this year, we expect our two largest operating units, our Power Group and our Orbit Instrument Division, to maintain good operating performance in 2012.  However, these results could be somewhat comparable or slightly below the strong operating results recorded by these two operating units in 2011.   We expect improved results from our TDL operating unit in 2012 based on its operating performance to date and anticipated new orders. For our smallest operating unit, ICS, due to the receipt of the initial task order against the base contract for the SDC and a reduction in operating costs in 2011 and into 2012, operating results should improve from 2011 levels and will be further driven by the timely receipt of certain production orders during the remainder of 2012.   Based upon our backlog, delivery schedules and expected orders, we anticipate another year of good operating performance in 2012, although as was the case in 2011, our comparable and sequential quarterly performance may be uneven.  Based on current delivery schedules, we expect stronger operating results in the second half of 2012. However, due to our relatively weak operating results in the first half of 2012, we expect operating performance to be slightly less than 2011.

Index

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

Finally, despite planned reductions in military spending beginning next year, Congress is still working on a plan to balance the budget to avoid sequestration cuts, which would further reduce Department of Defense spending.  At the present time, there is not sufficient information to predict whether these sequestration cuts will take place, the magnitude of such cuts on defense spending or the financial impact of such cuts on our Company.

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions.  Through the past several years, we reviewed various potential acquisitions and believe there are opportunities available, particularly to integrate into our current operating facilities. However, there is no assurance that any future acquisition will be accomplished. In addition, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations from any such acquired companies to satisfy scheduled debt payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.

Off-balance sheet arrangements

We presently do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to its management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings
           None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL.

*Filed with this report.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	August 14, 2012	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and
Director

Dated:	August 14, 2012	/s/ David Goldman
David Goldman, Chief
Financial Officer