Form 10-Q
period 2012-09-30
ORBIT INTERNATIONAL CORP
filed 2012-11-20
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,537,695 shares of common stock, par value $.10, as of November 20, 2012.

Explanatory Note

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Orbit International Corp. is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemption from Specified Provisions of the Exchange Act and Certain Rules Thereunder”, which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. Orbit International Corp.’s headquarters and its independent accountants are located in New York and accordingly Orbit International Corp. was not able to file by the statutory filing date due to disruptions caused by Hurricane Sandy.

INDEX

		Page No.
Part I.	Financial Information:

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets - September 30, 2012(unaudited) and December 31, 2011	4-5

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Nine and Three Months Ended September 30, 2012 and 2011 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	7-8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	32-33

Part II.	Other Information:

Item 1.	Legal Proceedings.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Under Senior Securities.	34

Item 4.	Mine Safety Disclosures.	34

Item 5.	Other Information.	34

Item 6.	Exhibits.	34-35

Signatures		36

Exhibits		37-42

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$829,000	$1,709,000
Restricted cash	-	671,000
Investments in marketable securities	262,000	228,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	3,766,000	4,941,000
Inventories	13,756,000	12,550,000
Costs and estimated earnings in excess of billings on uncompleted contracts	903,000	-
Deferred tax asset	575,000	527,000
Other current assets	186,000	250,000

Total current assets	20,277,000	20,876,000

Property and equipment, net	1,152,000	1,014,000

Goodwill	1,688,000	1,688,000

Deferred tax asset	1,674,000	1,734,000

Other assets	76,000	99,000

TOTAL ASSETS	$24,867,000	$25,411,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Current portion of long-term debt	$32,000	$931,000
Note payable-bank	3,327,000	-
Accounts payable	787,000	804,000
Liability associated with non-renewal of senior officers’ contracts	862,000	623,000
Accrued expenses	1,117,000	1,435,000
Income taxes payable	8,000	30,000
Customer advances	90,000	15,000

Total current liabilities	6,223,000	3,838,000

Liability associated with non-renewal of senior officers’ contracts, net of current portion	54,000	-

Long-term debt, net of current portion	17,000	2,095,000

Total liabilities	6,294,000	5,933,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,102,000 shares issued at 2012 and 2011 and 4,538,000 and 4,733,000 shares outstanding at 2012 and 2011, respectively	510,000	510,000
Additional paid-in capital	22,712,000	22,515,000
Treasury stock, at cost, 564,000 and 369,000 shares at 2012 and 2011, respectively	(1,625,000)	(915,000)
Accumulated other comprehensive income (loss), net of tax	3,000	(18,000)
Accumulated deficit	(3,027,000)	(2,614,000)

Total stockholders’ equity	18,573,000	19,478,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,867,000	$25,411,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net sales	$21,535,000	$22,946,000	$7,864,000	$7,850,000

Cost of sales	13,255,000	13,317,000	4,805,000	4,464,000

Gross profit	8,280,000	9,629,000	3,059,000	3,386,000

Selling, general and administrative expenses	7,427,000	7,399,000	2,255,000	2,644,000
Costs related to non-renewal of senior officer contract	1,194,000	-	-	-
Interest expense	101,000	151,000	31,000	45,000
Investment and other income, net	(102,000)	(133,000)	(5,000)	(28,000)
(Loss) income before income tax provision	(340,000)	2,212,000	778,000	725,000

Income tax provision	73,000	74,000	15,000	28,000

NET (LOSS) INCOME	$(413,000)	$2,138,000	$763,000	$697,000

Other Comprehensive Income: change in unrealized gains and (losses) on marketable securities, net of income tax	21,000	(46,000)	4,000	(22,000)

Comprehensive (loss) income	$(392,000)	$2,092,000	$767,000	$675,000

Net (loss)income per common share:

Basic	$(.09)	$.46	$.17	$.15
Diluted	$(.09)	$.46	$.17	$.15

The accompanying notes are an integral part of these condensed financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:

Net (loss) income	$(413,000)	$2,138,000

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Share-based compensation expense	196,000	118,000
Bond premium amortization	2,000	-
Depreciation and amortization	214,000	202,000
Loss on disposal of property and equipment	-	4,000
Gain on sale of marketable securities	-	(45,000)
Deferred income	-	(64,000)

Changes in operating assets and liabilities:

Accounts receivable	1,175,000	(2,000)
Inventories	(1,206,000)	(935,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(903,000)	468,000
Other current assets	64,000	152,000
Other assets	23,000	6,000
Accounts payable	(17,000)	19,000
Accrued expenses	(318,000)	88,000
Income taxes payable	(22,000)	35,000
Customer advances	75,000	(55,000)
Liability associated with non-renewal of senior officers’ contracts	293,000	(868,000)

Net cash (used in) provided by operating activities	(837,000)	1,261,000

Cash flows from investing activities:

Purchase of property and equipment	(352,000)	(127,000)
Sale and disposal of property and equipment	-	10,000
Purchase of marketable securities	(2,000)	(262,000)
Sale of marketable securities	-	156,000

Net cash used in investing activities	(354,000)	(223,000)

(continued)

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:

Purchase of treasury stock	(710,000)	-
Proceeds from issuance of long-term debt	65,000	-
Proceeds from issuance of note payable-bank	1,000,000	5,790,000
Restricted cash	671,000	-
Stock option exercises	-	1,000
Repayments of long-term debt	(715,000)	(6,876,000)

Net cash provided by (used in) financing activities	311,000	(1,085,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(880,000)	(47,000)

Cash and cash equivalents - January 1	1,709,000	1,964,000

CASH AND CASH EQUIVALENTS – September 30	$829,000	$1,917,000

Supplemental cash flow information:

Cash paid for interest	$104,000	$155,000

Cash paid for income taxes	$95,000	$30,000

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

The results of operations for the nine and three months ended September 30, 2012 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2012.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of September 30, 2012, the Company has no material uncertain tax positions. The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2009 remain open to examination by such taxing authorities.

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

(Note 2) – Restricted Cash:

At December 31, 2011, the Company’s restricted cash balance of approximately $671,000 consisted of a money market account which the Company pledged as a continuing security interest relating to its term debt with its former primary lender. During May 2012, the Company’s former primary lender removed the collateral pledge and the cash is no longer restricted.

(Note 3) - Stock Based Compensation:

At September 30, 2012, the Company has two stock-based employee compensation plans. At September 30, 2012, approximately 74,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $196,000 and $44,000 for the nine and three months ended September 30, 2012, respectively, and was $118,000 and $38,000, respectively, for the comparable 2011 periods.

The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of September 30, 2012, the Company had unearned compensation of $101,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next two years.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

 (Note 3) - Stock Based Compensation (continued):

Stock option activity during the nine months ended September 30, 2012, under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2012	250,000	$4.03	2

Granted	-	-	-

Forfeited	(9,000)	4.42	-

Exercised	-	-	-

Options outstanding, September 30, 2012	241,000	$4.01	2

Outstanding exercisable at September 30, 2012	212,000	$4.28	2

At September 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $115,000 and $76,000, respectively. At the comparable 2011 period, the aggregate intrinsic value of options outstanding and exercisable was $128,000 and $62,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested stock options at January 1, 2012	43,000	$1.02

Granted	-	-

Vested	14,000	1.02

Forfeited	-	- .

Nonvested stock options at September 30, 2012	29,000	$1.02

At September 30, 2012, there was approximately $3,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over approximately two years.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Debt:

On November 8, 2012, the Company entered into a new credit agreement (“New Credit Agreement”) with a new commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000.  This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. The line of credit matures on November 8, 2013 and may be renewed on an annual basis. Payment of interest on the line of credit is due at a rate per annum as follows: (i) variable at the lender’s prime lending rate plus 0%; and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities. The line of credit is secured by a first priority security interest in all of the Company’s tangible and intangible assets. Given that the Company has entered into the New Credit Agreement, the long-term debt balance in the amount of $1,396,000 with its former primary lender has been classified as a current liability at September 30, 2012 and is included in Note payable-bank in the accompanying condensed consolidated balance sheet.

The New Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined, under the New Credit Agreement. Upon executing the New Credit Agreement, the Company was in compliance with the financial covenants contained in the New Credit Agreement at September 30, 2012.

During March 2012, the Company entered into a two-year $65,000 loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate is 3.25%, is payable in twenty-four (24) monthly payments of approximately $2,800, is secured by the related leasehold improvement, and matures March 2014. The unpaid balance on the installment loan agreement was $49,000 at September 30, 2012.

(NOTE 5) – Net Income (loss) Per Common Share:

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	4,616,000	4,660,000	4,551,000	4,660,000
Effect of dilutive securities:
Employee and directors stock options	-	25,000	20,000	26,000
Unearned portion of restricted stock awards	-	8,000	-	7,000
Denominator for diluted net income (loss) per share - weighted-average common shares and assumed conversion	4,616,000	4,693,000	4,571,000	4,693,000

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 5) – Net Income (loss) Per Common Share(continued):

The numerator for basic and diluted net income (loss) per share for the nine and three month periods ended September 30, 2012 and 2011 is the net income (loss) for each period.

During the nine months ended September 30, 2012, the Company had a net loss and therefore did not include 24,000 incremental common shares in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

Options to purchase 158,000 and 155,000 shares of common stock were outstanding during nine and three month periods ending September 30, 2012, respectively, and options to purchases 163,000 shares were outstanding during the comparable 2011 periods but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 20,000 shares of outstanding common stock during the nine and three months ended September 30, 2012 and approximately 73,000 shares of outstanding common stock during the comparable periods in 2011 were not included in the computation of basic earnings per share. These shares were excluded because they represent the unearned portion of restricted stock awards.

(NOTE 6) - Inventories:

Inventories are comprised of the following:

	September 30, 2012	December 31, 2011

Raw Materials	$8,082,000	$7,735,000
Work-in-process	5,220,000	4,448,000
Finished goods	454,000	367,000

TOTAL	$13,756,000	$12,550,000

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 7) – Marketable Securities:

The following is a summary of the Company’s available for sale marketable securities at September 30, 2012 and December 31, 2011:

September 30, 2012	Adjusted Cost	Fair Value	Unrealized Holding Gain (loss)

Corporate Bonds	$258,000	$262,000	$4,000

December 31, 2011

Corporate Bonds	$256,000	$227,000	(29,000)
U.S. Government Agency Bonds	1,000	1,000	-

Total	$257,000	$228,000	$(29,000)

(NOTE 8) - Fair Value of Financial Instruments:

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

The table below presents the balances, as of September 30, 2012 and December 31, 2011, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 8) - Fair Value of Financial Instruments(continued):

September 30, 2012	Total	Level 1	Level 2	Level 3

Corporate Bonds	$262,000	$262,000	$-	$-

December 31, 2011	Total	Level 1	Level 2	Level 3

Corporate Bonds	$227,000	$227,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-	-
Total Assets	$228,000	$228,000	$-	$-

The Company’s only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and is therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt reasonably approximate their fair value due to their relatively short maturities. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

The following is the Company’s business segment information for the nine and three month periods ended September 30, 2012 and 2011:

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) - Business Segments(continued):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net sales:
Electronics
Domestic	$11,090,000	$13,342,000	$4,655,000	$4,544,000
Foreign	1,419,000	739,000	457,000	332,000
Total Electronics	12,509,000	14,081,000	5,112,000	4,876,000
Power Units
Domestic	8,159,000	8,346,000	2,519,000	2,763,000
Foreign	877,000	910,000	243,000	211,000
Total Power Units	9,036,000	9,256,000	2,762,000	2,974,000
Intersegment sales	(10,000)	(391,000)	(10,000)	-
Total	$21,535,000	$22,946,000	$7,864,000	$7,850,000

(Loss) income before income tax provision:

Electronics	$(1,143,000)	$1,076,000	$647,000	$419,000
Power units	1,762,000	2,011,000	402,000	620,000
Intersegment profit	-	(3,000)	-	11,000
General corporate expenses not allocated	(960,000)	(854,000)	(245,000)	(308,000)
Interest expense	(101,000)	(151,000)	(31,000)	(45,000)
Investment and other income, net	102,000	133,000	5,000	28,000

(Loss) income before income tax provision	$(340,000)	$2,212,000	$778,000	$725,000

(NOTE 10) - Goodwill:

As of September 30, 2012 and December 31, 2011, the Company's goodwill consists of the following:

	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value

Goodwill		$9,798,000	-	$(8,110,000)	$1,688,000

(NOTE 11) – Income Taxes:

For the nine and three months ended September 30, 2012, the Company recorded $73,000 and $15,000, respectively, of state income and federal minimum tax expense. For the comparable periods in 2011, the Company recorded income tax expense of $74,000 and $28,000, respectively, for state income and federal minimum taxes.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 12) – Liability Associated with Non-renewal of Senior Officers’ Contracts:

In March 2012, the Company reached a decision that made it probable that the employment agreement of its former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares vested of July 31, 2012. As of September 30, 2012, the liability associated with the non-renewal of the former chief operating officer contract was approximately $813,000.

The Company elected not to renew the employment agreement of its former chief executive officer effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. In March 2011, the former chief executive officer filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual obligations owed in connection with the contract non-renewal. In April 2012, the arbitrator granted a binding final award on this matter, which did not result in any significant change to the Company’s original $2,000,000 charge. As of September 30, 2012 the remaining liability associated with the former chief executive officer was approximately $103,000 which amount will be fully paid in the fourth quarter of 2012.

(NOTE 13) – Equity:

In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $400,000. The Company incurred costs associated with the transaction of approximately $2,000. In August 2012, the Company purchased, in a privately negotiated transaction, 100,000 shares of its common stock for total cash consideration of approximately $308,000. These stock purchases are included in Treasury Stock in the accompanying condensed consolidated balance sheet.

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

Executive Overview

We recorded net income of $763,000 and a net loss of $413,000 during the three and nine months ended September 30, 2012, respectively, compared to net income of $697,000 and $2,138,000, respectively, during the comparable periods in 2011. The increase in sales and profitability during the current three month period as compared to the prior three month period was principally due to an increase in sales and profitability at our Electronics Group that was partially offset by a decrease in sales and profitability at our Power Group. We recorded a decrease in sales and profitability for the current nine month period as compared to the prior year period principally due to a decrease in sales and profitability from both our Electronics and Power Groups. The nine month period ending September 30, 2012 was also adversely affected by a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s employment contract.

Our backlog at September 30, 2012 was approximately $17,100,000 compared to $15,800,000 at September 30, 2011.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments continue to pursue a significant number of business opportunities, and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Index

Our financial condition remains strong as evidenced by our 3.3 to 1 current ratio at September 30, 2012. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. The new credit facility expires November 8, 2013. Upon executing the New Credit Agreement, we were in compliance with the financial covenants contained in the New Credit Agreement at September 30, 2012. In March 2012, we engaged in a privately negotiated transaction whereby we purchased 95,000 shares of our common stock for total cash consideration of approximately $402,000, including costs associated with the transaction of approximately $2,000, at an average price of $4.23. In August 2012, in a privately negotiated transaction, we purchased 100,000 shares of our common stock for total cash consideration of approximately $308,000 at an average price of $3.08. Under the terms of our New Credit Agreement, we are permitted to purchase up to an additional $400,000 of our common stock during the term of our New Credit Agreement. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to this amount of our common stock.

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

Index

Deferred Tax Asset

At September 30, 2012, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $9,000,000 and $7,000,000, respectively, that expire through 2030. Approximately, $4,000,000 of Federal net operating loss carry-forwards expire in 2012. In addition, we receive a tax deduction when our employees exercise their non-qualified stock options thereby increasing our deferred tax asset.  We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected, accordingly. If our profitability from the quarter ended September 30, 2012 continues during the remainder of 2012 (despite our net loss for the first nine months of 2012), we will evaluate the possible reduction of some or all of our valuation allowance relating to our deferred tax asset. The reduction of some or all of our valuation allowance would create a deferred tax benefit, resulting in an increase to net income in our condensed consolidated statements of operations.

Impairment of Goodwill

The balance of goodwill for each of our operating units as of September 30, 2012 is $820,000 and $868,000 for TDL and Behlman, respectively. After adopting ASU 2011-08, we performed a qualitative assessment of Behlman’s goodwill at December 31, 2011 and concluded that it was more likely that not that the fair value of Behlman was greater than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s record bookings and revenue in 2011, ii) Behlman’s strong net income in 2011 and iii) based on the 2010 goodwill impairment test, Behlman’s fair value at December 31, 2010 exceeded its carrying amount by approximately 27%. In determining the recoverability of TDL’s goodwill, assumptions were made regarding estimated future cash flows and other factors to determine the fair value of the asset. After completing the quantitative impairment testing of goodwill for TDL, we concluded that goodwill was not impaired at December 31, 2011.

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

Index

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $196,000 and $118,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, no shares of restricted stock or stock options were granted.

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

Marketable Securities

We currently have approximately $262,000 invested in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost.  In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security.   Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

Index

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

Results of Operations

Three month period ended September 30, 2012 v. September 30, 2011

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

Consolidated net sales for the three month period ended September 30, 2012 increased slightly to $7,864,000 from $7,850,000 for the three month period ended September 30, 2011, due primarily to higher sales from our Electronics Group and despite lower sales from our Power Group. Sales from our Electronics Group increased by 4.8% due principally to higher sales from our TDL and ICS subsidiaries and despite lower sales from our Orbit Instrument Division. The increase in sales at our TDL subsidiary was primarily due to increased shipments relating to an order received in the first quarter of 2012 for displays used in the ground mobile marketplace. The increase in sales at our ICS subsidiary was principally due to an increase in revenue relating to our Signal Data Converter(“SDC”) order which is recognized under the percentage of completion method. The decrease in sales at our Orbit Instrument Division was primarily a result of a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings in prior periods. Sales from our Power Group decreased by 7.1% due to a decrease in sales from its commercial division which was partially offset by an increase in sales at its COTS division. The decrease in sales from its commercial division was principally due to a decrease in bookings during the three months ended September 30, 2012 and the increase in sales from its COTS division was principally due to increased shipments pursuant to customer delivery schedules.

Gross profit, as a percentage of sales, for the three months ended September 30, 2012 decreased to 38.9% from 43.1% for the three month period ended September 30, 2011.  The decrease was the result of lower gross margin at both our Electronics and Power Groups. The decrease in gross margin from our Electronics Group was principally due to lower gross margin at our Orbit Instrument Division which was partially offset by higher gross margin at our ICS and TDL subsidiaries. The decrease in gross margin at our Orbit Instrument Division was primarily due to lower sales and a change in product mix which resulted in higher material and labor costs as a percentage of sales. The increase in gross margin at our ICS subsidiary was primarily due to higher sales and a change in product mix, particularly the inclusion of our SDC contract in the current year. The increase in gross margin at our TDL subsidiary was primarily due to higher sales. The decrease in gross margin at our Power Group was principally due to lower sales during the three months ended September 30, 2012.

Index

Selling, general and administrative expenses decreased by 14.7% to $2,255,000 for the three month period ended September 30, 2012 from $2,644,000 for the three month period ended September 30, 2011. The decrease was principally due to lower corporate costs and lower selling, general and administrative expenses from our Electronics and Power Groups primarily relating to the departure of a senior officer at both Groups whose duties were assumed by other management personnel. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2012 decreased to 28.7% from 33.7% for the three month period ended September 30, 2011 principally due to an increase in sales and a decrease in costs.

Interest expense for the three months ended September 30, 2012 decreased to $31,000 from $45,000 for the three months ended September 30, 2011 due to a decrease in the amounts owed to lenders under our term debt and lower interest rates on our term debt and line of credit and despite an increase in amounts owed under our line of credit.

Investment and other income for the three month period ended September 30, 2012 decreased to $5,000 from $28,000 for the three month period ended September 30, 2011 principally due to a deferred gain of $21,000 in the prior year period.

Net income before taxes was $778,000 for the three months ended September 30, 2012 compared to $725,000 for the three months ended September 30, 2011.  The increase in income was principally due to an increase in sales at our Electronics Group, a decrease in selling, general and administrative expenses, a decrease in interest expense and despite a decrease in sales at our Power Group, a decrease in gross profit from both the Electronics and Power Groups, a decrease in interest expense and a decrease in investment and other income, net.

Income taxes for the three months ended September 30, 2012 and September 30, 2011 consist of $15,000 and $28,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended September 30, 2012 was $763,000 compared to net income of $697,000 for the three months ended September 30, 2011.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended September 30, 2012 increased to $882,000 from $838,000 for three months ended September 30, 2011.  Listed below is the EBITDA reconciliation to net income:

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

Index

	Three months ended September 30,
	2012	2011
Net income	$763,000	$697,000
Interest expense	31,000	45,000
Income tax expense	15,000	28,000
Depreciation and amortization	73,000	68,000
EBITDA	$882,000	$838,000

Nine month period ended September 30, 2012 v. September 30, 2011

Consolidated net sales for the nine month period ended September 30, 2012 decreased by 6.1% to $21,535,000 from $22,946,000 for the nine month period ended September 30, 2011 due to lower sales from both our Electronics and Power Groups. Sales from our Electronics Group decreased by 11.2%, due principally to a decrease in sales from our Orbit Instrument Division and ICS subsidiary and despite an increase in sales at our TDL subsidiary. The decrease in sales at our Orbit Instrument Division was principally due to a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings in prior periods. The decrease in sales at our ICS subsidiary was principally due to the absence of MK 119 sales, as a follow-on order for the MK 119 was not received for shipping in 2012 and the decrease was also due to less MK 437 sales in the nine month period ended September 30, 2012. Sales from our Power Group decreased by 2.4%, due to a decrease in sales from its commercial division and despite an increase in sales from its COTS division. The decrease in sales from its commercial division was principally due to a decrease in bookings during the nine months ended September 30, 2012 and the increase in sales from its COTS division was principally due to increased shipments pursuant to customer delivery schedules.

Gross profit, as a percentage of sales, for the nine months ended September 30, 2012 decreased to 38.4% from 42.0% for the nine month period ended September 30, 2011. This decrease was primarily the result of lower gross margin from both our Electronics and Power Groups. The decrease at our Electronics Group was principally due to lower gross margin at our Orbit Instrument Division and despite an increase in gross margin at our TDL and ICS subsidiaries. The decrease in gross margin at our Orbit Instrument Division was primarily due to lower sales and a change in product mix which resulted in higher material and labor costs as a percentage of sales. The increase in gross margin at our TDL subsidiary was primarily due to an increase in sales. The increase in gross margin at our ICS subsidiary was primarily due to a change in product mix, particularly the inclusion of our SDC contract in the current year, and despite a decrease in sales. The decrease in gross margin at our Power Group was primarily due to a decrease in sales during the nine months ended September 30, 2012.

Selling, general and administrative expenses increased slightly to $7,427,000 for the nine month period ended September 30, 2012 from $7,399,000 for the nine month period ended September 30, 2011. The increase was principally due to higher corporate costs relating to the departure of a senior officer and an increase in selling, general and administrative expenses at our Orbit Instrument Division due to additional sales and engineering personnel. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2012 increased to 34.5% from 32.2% for the nine month period ended September 30, 2011 principally due to a decrease in sales and an increase in costs.

Index

During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

Interest expense for the nine months ended September 30, 2012 decreased to $101,000 from $151,000 for the nine months ended September 30, 2011 due principally to a decrease in the amounts owed to lenders under our term debt and also due to a reduction in the interest rate on our term debt and line of credit.

Investment and other income for the nine month period ended September 30, 2012 decreased to $102,000 from $133,000 for the nine month period ended September 30, 2011 principally due to a gain of $45,000 on corporate bonds sold in the prior period and despite a $21,000 increase in a deferred gain during the nine months ended September 30, 2012.

Net loss before taxes was $340,000 for the nine months ended September 30, 2012 compared to net income before taxes of $2,212,000 for the nine months ended September 30, 2011. The decrease in income was principally due to a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s contract, a decrease in sales from both the Electronics and Power Groups, a decrease in gross profit at both our Electronics and Power Groups, an increase in selling, general and administrative expenses, a decrease in investment and other (income) and despite a decrease in interest expense.

Income taxes for the nine months ended September 30, 2012 and September 30, 2011 consist of $73,000 and $74,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, the net loss for the nine months ended September 30, 2012 was $413,000 compared to net income of $2,138,000 for the nine months ended September 30, 2010.

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the nine months ended September 30, 2012 decreased to a loss of $25,000 from income of $2,565,000 for the nine months ended September 30, 2011.  Listed below is the EBITDA reconciliation to net income:

	Nine months ended September 30,
	2012	2011
Net (loss) income	$(413,000)	$2,138,000
Interest expense	101,000	151,000
Income tax expense	73,000	74,000
Depreciation and amortization	214,000	202,000
EBITDA	$(25,000)	$2,565,000

Index

Material Change in Financial Condition

Working capital decreased to $14,054,000 at September 30, 2012 compared to $17,038,000 at December 31, 2011. The ratio of current assets to current liabilities decreased to 3.3 to 1 at September 30, 2012 compared to 5.4 to 1 at December 31, 2011. The decrease in working capital was primarily attributable to the net loss for the period, the refinancing of our long term debt with a new line of credit, the increase in the liability associated with non-renewal of senior officers’ contracts and the repayment of debt.

Net cash used in operating activities for the nine month period ended September 30, 2012 was $837,000, primarily attributable to the net loss for the period, an increase in inventory and costs and estimated earnings in excess of billings on uncompleted contracts, the decrease in accrued expenses, taxes payable and accounts payable and despite the decrease in accounts receivable, other current assets and other non-current assets, the increase in liabilities associated with the non-renewal of senior officers’ contracts and customer advances and the non-cash depreciation and stock based compensation. Net cash provided by operating activities for the nine month period ended September 30, 2011 was $1,261,000, primarily attributable to the net income for the period, non-cash depreciation, stock compensation and inventory reserves, a decrease in costs and estimated earnings in excess of billings and other current assets and despite decrease in the liability associated with our former chief executive officer.

Cash flows used in investing activities for the nine month period ended September 30, 2012 was $354,000, primarily attributable to the purchase of fixed assets. Cash flows used in investing activities for the nine month period ended September 30, 2011 was $223,000, primarily attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities and fixed assets.

Cash flows from financing activities for the nine month period ended September 30, 2012 was $311,000, primarily attributable to the proceeds from issuance of note payable-bank and long-term debt and the decrease in restricted cash which was partially offset by the repayment of long term debt and purchase of treasury stock. Cash flows used in financing activities for the nine month period ended September 30, 2011 was $1,085,000, primarily attributable to the repayment of long term debt and note payable-bank which was partially offset by the proceeds from note payable-bank.

On November 8, 2012, we entered into a new credit agreement (the “New Credit Agreement”) with a new commercial lender pursuant to which we established a committed line of credit of up to $6,000,000.  This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. The line of credit matures on November 8, 2013 and may be renewed on an annual basis. Payment of interest on the line of credit is due at a rate per annum as follows: (i) variable at the lender’s prime lending rate plus 0%; and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities. The line of credit is secured by a first priority security interest in all of our tangible and intangible assets.

Index

The New Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable(and the Line of Credit terminates) in the event of a default, as defined, under the New Credit Agreement. Upon executing the New Credit Agreement, we were in compliance with the financial covenants contained in the New Credit Agreement at September 30, 2012.

Our existing capital resources, including our line of credit facility and our cash flow from operations, are expected to be adequate to cover our cash requirements for the next twelve months.

In March 2012, we purchased, in privately negotiated transactions, 95,000 shares of our common stock for total cash consideration of approximately $400,000. We incurred costs associated with the transaction of approximately $2,000. In August 2012, in a privately negotiated transaction, we purchased 100,000 shares of our common stock for total cash consideration of approximately $308,000. Under the terms of our New Credit Agreement, we are permitted to purchase up to an additional $400,000 of our common stock during the term of our New Credit Agreement. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to this amount of our common stock.

Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at September 30, 2012 was $17.1 million compared to $15.5 million at December 31, 2011 and $15.8 million at September 30, 2011.  The increase in backlog at September 30, 2012 from December 31, 2011 was attributable to $11.7 million of bookings in the first quarter of 2012, many orders of which were delayed from the fourth quarter of 2011.

Our backlog at September 30, 2012 does not include approximately $4.2 million of orders that have not yet been funded against a base contract award for approximately $5.8 million received by ICS for its Signal Data Converter (“SDC”).  Our backlog at April 30, 2012, inclusive of the full base contract award for the SDC was $21.3 million, an increase of 34.8% compared to September 30, 2011.

In 2011, bookings fell at our Orbit Instrument Division to approximately $7,000,000 compared to over $11,000,000 in 2010, mostly due to program contract delays.  However, orders for our Remote Control Units and FAA keyboards, expected in 2011, were received in the first quarter of 2012 along with orders received for our Color Programmable Entry Panels. As a result, our first quarter bookings for the Orbit Instrument Division were in excess of $5,900,000.  However, despite these strong bookings and its increased backlog from December 31, 2011, our Orbit Instrument Division’s revenue and profitability is expected to decrease from 2011 levels due to decreased sales and lower gross margins due to product mix.  Due to pricing on new and outstanding proposals for legacy programs, we expect gross margins to improve in 2013.

Index

ICS did not receive a follow-on award for its MK-119 Gun Console System for 2012 delivery.  However, it does expect future orders on this program for foreign military sales in late 2013. ICS developed and shipped three prototype SDC units during the second quarter of 2011 and received an order for two additional prototype SDCs, one that was delivered in the second quarter of 2012 and the other delivered during the third quarter of 2012. In April 2012, ICS received a follow-on base contract award for its SDC for $5,758,000. ICS received initial orders of $1,597,000 against this contract. The remainder of the contract was expected to be received at various times during the year and the first quarter of 2013 so that all shipments were expected to be completed by the end of 2013.  However, ICS was notified by its customer that orders and deliveries under this contract will be spread over a four year period of time.  ICS is currently working on other business opportunities and has taken certain cost saving initiatives including a reduction in personnel in November 2012, the consolidation of its two operating facilities into one and the transfer of most of its production to our TDL facility in Quakertown, PA.

TDL continues to work with several prime contractors on new prototype and pre-production orders.  During the fourth quarter of 2011, TDL received three anticipated new prototype awards which were shipped in the fourth quarter of 2011 and the first quarter of 2012.  One of these programs moved to the initial production stage during the first quarter, another is expected to move to production in the current fourth quarter and the third opportunity is on hold, waiting for funding. In addition, TDL’s backlog increased during the first quarter due to a $1.3 million contract it received for the ground mobile marketplace, shipments for which commenced during the second quarter of 2012 and were completed during the third quarter of 2012. TDL is expecting follow-on orders for these displays and is also waiting on other new opportunities in the ground mobile marketplace but is uncertain as to the timing of these new awards.  An order for avionic displays, in excess of $1,000,000, was expected by the end of the second quarter but is now expected sometime during the fourth quarter.

Both our Orbit Instrument Division and TDL subsidiary have several outstanding proposals for its equipment used on legacy programs and we expect to receive several significant orders either before year end or the first quarter of 2013.

For the nine months ended September 30, 2012, operating results for the Power Group decreased from the prior year period but business conditions still remain strong; we experienced a 44.5% increase in bookings at our COTS Division for the first nine months of 2012 compared to the prior year period which is offsetting weakness at our Commercial Division which has historically been the case during a weak economic environment.  In particular, in 2011, bookings increased by 35%, record revenue was recorded and the Power Group entered 2012 with a record backlog.  Despite record bookings in 2011, bookings are in excess of 7% higher through October 31, 2012 as compared to the prior year. In addition, we expect to continue to receive follow-on orders for legacy programs in both our COTS and Commercial Divisions. We expect 2012 operating results for the Power Group to be somewhat comparable to the operating results we recorded in 2011.

Index

Looking ahead to the remainder of this year, we expect our fourth quarter results to be somewhat comparable to the third quarter.  This will result in our 2012 operating results to be below the operating results we recorded in 2011.  This decrease was most attributable to lower and sales and profitability from our Orbit Instrument division.  Lower sales resulted from contract delays that shifted revenue from the first half of 2012 to the second half of 2012 and into 2013.  Reduced profitability resulted from lower sales and product mix.

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

Reductions in the level of military spending by the U.S. Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings.  However, we believe that current plans for cuts in defense spending will be in certain areas of the defense budget in which we generally do not participate.  In fact, we believe that as military assets return from the Middle East, the need for refurbishment and modernization could become a defense spending priority.  Therefore, we believe there could be significant opportunities for us as military efforts are curtailed and defense spending priorities are refocused.  However, future business for our Company, resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors.

Finally, despite planned reductions in military spending beginning next year, members of Congress will be working on a plan to balance the budget to avoid sequestration cuts, which would further reduce Department of Defense spending.  A reduction in defense spending as a result of full sequestration cuts would have a profound negative impact on the entire defense industry. At the present time, there is not sufficient information to predict whether these sequestration cuts will take place, the magnitude of such cuts on defense spending or the financial impact of such cuts on our Company.

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

Index

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions.  Due to the uncertainty surrounding sequestration, merger and acquisition activity has been significantly curtailed.  Through the past several years, we reviewed various potential acquisitions and believe there will be opportunities available, particularly to integrate into our current operating facilities. Currently, we are not engaged in any discussions related to any specific acquisition target, and there is no assurance that any future acquisition will be accomplished. In addition, due to current economic conditions and tightening of credit markets, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations from any such acquired companies to satisfy scheduled debt payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.

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

Index

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description

10.1
Credit Agreement, dated as of November 8, 2012, by and among Orbit International Corp., Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems and People’s United Bank. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 13, 2012.

10.2
Line of Credit Note, dated as of November 8, 2012, payable by Orbit International Corp., Behlman Electronics, Inc., Tulip Development Laboratory, Inc. and Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems to the order of People’s United Bank. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on November 13, 2012.

10.3
Security Agreement, dated as of November 8, 2012, by and among Orbit International Corp., Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. d/b/a Integrated Combat Systems and People’s United Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on November 13, 2012.

Index

31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended September 30, 2012, filed on November 20, 2012, formatted in XBRL.
_________________
*Filed with this report.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	November 20, 2012	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and Director

Dated:	November 20, 2012	/s/ David Goldman
David Goldman,
Chief Financial Officer