Form 10-K
period 2012-12-31
ORBIT INTERNATIONAL CORP
filed 2013-03-29
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to ____

Commission File No. 0-3936

ORBIT INTERNATIONAL CORP.
(Name of registrant as specified in its charter)

Delaware	11-1826363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 435-8300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.10 par value per share	Nasdaq Capital Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes    ☒ No

Aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on June 30, 2012): $14,226,293

Number of shares of common stock outstanding as of March 22, 2013: 4,633,264

Documents incorporated by reference: The Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant’s 2013 Annual Meeting of Stockholders.

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

General

Orbit International Corp. (the “Company” or “Orbit”) was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp.  In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp.  We conduct our operations through our Orbit Instrument Division (“Orbit Instrument”) and our wholly owned subsidiaries, Behlman Electronics, Inc. (“Behlman”), TDL Development Laboratory, Inc. (“TDL”) and Integrated Consulting Services, Inc., d/b/a Integrated Combat Systems (“ICS”). Through our Orbit Instrument Division and TDL, we are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS, based in Louisville, Kentucky, performs systems integration for gun weapons systems and fire control interface, as well as logistics support and documentation. Behlman is engaged in the design and manufacture of high quality commercial power units, AC power, frequency converters, uninterruptible power supplies and commercial-off-the-shelf (“COTS”) power solutions.

Financial Information About Industry Segments

We currently operate in two industry segments.  Our Electronics Group is comprised of our Orbit Instrument Division and our TDL and ICS subsidiaries. Orbit Instrument and TDL are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. Our Power Group is comprised of our Behlman subsidiary and is engaged in the design and manufacture of commercial power units.

The following sets forth certain selected historical financial information relating to our business segments:

	December 31,
	2012	2011
Net sales (1):

Electronics Group
Domestic	$15,311,000	$17,657,000
Foreign	1,755,000	1,053,000
Total Electronics Group	$17,066,000	$18,710,000

Power Group
Domestic	$11,326,000	$11,403,000
Foreign	1,056,000	1,323,000

Total Power Group	$12,382,000	$12,726,000

Income (loss) before income tax provision (2):
Electronics Group	$(1,592,000)	$1,563,000
Power Group	$2,717,000	$3,009,000

Assets:
Electronics Group	$12,540,000	$12,118,000
Power Group	$8,504,000	$6,846,000

(1)	Includes intersegment sales.
(2)
Exclusive of corporate overhead expenses, interest expense, and investment and other income- net, which are not allocated to the business segments. Includes costs related to non-renewal of senior officer contract and goodwill impairment charges of $1,194,000 and $820,000, respectively, in 2012.

Additional financial information relating to the business segments in which Orbit conducts its operations is set forth in Note 17 to the Consolidated Financial Statements appearing elsewhere in this report.

Description of Business

General

Our Electronics Group designs, manufactures and sells customized panels, components, and subsystems to prime contractors, governmental procurement agencies and research and development (“R&D”) laboratories, primarily in support of specific military programs.  We also provide commercial, non-military “ruggedized hardware” (hardware designed to meet severe environmental conditions) to prime contractors at cost competitive prices.  Products include a variety of custom displays, militarized keyboards, trackballs and data entry devices.  Our Electronics Group’s products, which in some cases are designed for customer requirements on a firm, fixed-price contract basis, have been successfully incorporated into systems deployed on surveillance aircraft. Among the surveillance aircraft on which our systems have been incorporated are the E-2C, E-2D, Joint Surveillance Target Attack Radar Systems (“J/STARS”), Lookdown Surveillance Aircraft (AWACS) and P-3 (anti-submarine warfare) requirements. Among the shipboard programs on which our systems have been incorporated are the AEGIS (Guided Missile Cruisers and Destroyers), DDG’S (Guided Missile Destroyers), BFTT (“Battle Force Tactical Training”), LSD’S (Amphibious Warfare Ships) and LHA’S (Amphibious Warfare Ships) applications, as well as a variety of land based guidance control programs, and avionic displays. Our Electronics Group also provides keyboards to the Federal Aviation Administration (“FAA”) for use in air traffic control towers and provides displays for use in various types of Mine-Resistant Ambush Protected (“MRAP”) vehicles. Through ICS, the Electronics Group also: (i) performs analysis and evaluation of medium and major caliber Naval Gun Weapon Systems performance, including interoperability and compatibility with combat systems, interface systems, ammunition, subsystems and components and (ii) provides engineering services in support of medium and major caliber Naval Gun Weapon Systems initiatives, including the development of test plans, test equipment, test articles/units, analyses, trouble shooting, repair, maintenance and reporting.

Our Power Group manufactures and sells power supplies, AC power sources (equipment that produces power that is the same as what would be received from a public utility), “frequency converters” (equipment that converts local power to equivalent foreign power), “uninterruptible power supplies (“UPS”)” (devices that allow a computer to operate while utility power is lost), associated analytical equipment and other electronic equipment.  The COTS division of our Behlman subsidiary designs and manufactures power solutions to meet customer specifications, primarily for military applications.

Products

Electronics Group (OEG)

IFF- Identification Friend or Foe

Our Orbit Instrument Division has designed and developed a remote control unit (“RCU”) that has supported the Common Transponder (“CXP”) program for both the U.S. Navy and U.S. Army. Our RCU has been fully qualified for shipboard, aircraft and ground based programs and are now functional and supporting U.S. forces in air, sea and ground battlefield conditions. Orbit’s RCU has embedded proprietary software code for Mode S, Enhanced Traffic Alert and Collision Avoidance Systems (“ETCAS”), and Mode 5 IFF combat applications.

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

Orbit Instrument has designed and developed the next generation color LCD flat panel technology with a touch screen based Computer Controlled Action Entry Panel for the AEGIS class ships. Our Color Programmable Entry Panel (“PEP”) is currently replacing our existing, functional yet aging Plasma Entry Panel that has now provided decades of naval service.

Displays

Our Electronics Group, through Orbit Instrument and TDL, has designed, developed, and sold its displays for several critical programs for prime contractors and government procurement agencies. Our Electronics Group has designed displays using electroluminescent (“EL”), plasma, and LCD technologies for military and rugged environments.

Displays designed by our Electronics Group allow one or more operators to monitor and control radar systems for aircraft, helicopter, shipboard, ground-based, and tracked vehicle systems. Our unique modular design technique allows our displays to provide “smart technology”, with options for CPUs, memory and high speed graphics that enable operators to perform their mission in the most severe combat conditions. TDL and Orbit Instrument displays are readable under both sunlight and night vision conditions (“NVIS”), and continues to operate in nuclear, biological and chemical (“NBC”) environments.

Both our Orbit Instrument Division and our TDL subsidiary provide avionic displays and keyboards for Air Force jet fighter, bomber, surveillance and tanker refueling programs. Displays vary from 4” to 45” inches diagonal and incorporate multiple inputs and outputs.

Our TDL subsidiary has developed several color LCD displays that have been qualified and currently support helicopter, jet fighter, bomber, tracked vehicle and armored vehicle programs.

TDL has designed a number of display configurations to support retrofit and upgrade programs for B-52 aircraft, V-22 Osprey Gun Mount System, as well as the latest fleet upgrade for domestic and foreign military aircraft. TDL has also designed, qualified and delivered displays, providing real-time data to the operator, for mission support in the HH-60 and CH-53 helicopters, F-16 fighter aircraft and various other military aircraft.

Orbit and TDL combined successfully to design and sell an input device assembly (“IDA”) that includes a fully integrated keyboard, trackball and display assembly that is worn (via velcro), on the co-pilot’s thigh during flight missions. This unique wearable system provides co-pilots with additional information that is easy to access, and does not require additional space within the cockpit environment.

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

Orbit Instrument has designed and developed a 6.5” display, as well as a sunlight readable 20.1” display for the U.S. Navy’s Carrier Machinery Control System (“MCS”) programs. These displays were manufactured for delivery and installation on the Navy’s CVN-78 aircraft carrier.

Keyboards, Keypads and Pointing Devices

Orbit Instrument and TDL have designed a number of custom backlit keyboards and keypads to meet military specifications.  These keyboards and keypads have been designed for shipboard, airborne, sub-surface and land-based programs, as well as for the FAA. The keyboards include various microprocessor-based serial interfaces, such as RS-232, RS-422, PS/2, USB and SUN type interfaces. Depending on the requirement, some of the backlit keyboards are night vision goggle compatible.

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

MK 119 Gun Computer System Cabinet (GCSC)

ICS was previously under a multi-year contract for the production of the MK 119 GCSC, an unmanned environmentally isolated shipboard enclosure that houses a standard 19-inch electronics rack containing processors, electronic devices and cooling and power conditioning equipment that performs processing, interfacing and data extraction functions. The MK119 GCSC product line has been replaced with increased orders for the MK110 Signal Data Converter. However, the MK 119 may still be used for foreign military sales.

MK 110 Serial Data Converter

The MK 110 Serial Data Converter (“SDC”) is the ‘next generation’ MK 119 Gun Computer System Cabinet.  The SDC allows a newly modernized DDG-51 Class Combat Management System to interface with legacy Gun System hardware.  ICS previously received contracts for five prototype SDC units (all delivered).  As part of a five-year IDIQ contract, ICS is building the initial two production baseline units as well as three shipboard units.

Harness Assemblies

ICS is leveraging its core competencies in electronics enclosure assembly into a cable and harness assembly operation.  Efforts to bring this effort to critical mass are well underway as evidenced by the signing of a multi-year contract for cable and harness production with a major Naval facility and several smaller contract signings with DoD tier-one firms.  During 2012 ICS migrated from ISO 9001 certification to AS-9100 certification.

Depot Overhaul Point

ICS is the OEM on a number of major Gun Weapon System (“GWS”) assemblies.  ICS has been working with the Naval Supply System (NAVSUP) in Mechanicsburg, Pennsylvania to establish and certify ICS as the Depot Overhaul Point on these major GWS assemblies.  This certification is expected to be received during 2013.

ICS is exploring the possibility of taking over depot-level support functions from DoD tier-one firms as a way to leverage existing depot capabilities.  Once the NAVSUP depot operation is baselined, ICS intends to pursue additional certification as an FAA repair depot.

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

Behlman’s frequency converters are used to convert power from one frequency to another.  They are used to test products to be exported to foreign countries (e.g., in the U.S., 60 Hz is converted to 50 Hz) and to test products requiring the supply of 400 Hz for aircraft and ship power.  These frequency converters are also used in rugged applications such as on airplanes to supply the 60 Hz required by standard equipment, such as computers, from the 400 Hz available on the aircraft.  In addition, Behlman’s products are used for railroad signaling.  Its frequency converters are manufactured for most of the passenger railroads in the United States.  Behlman’s power sources have power levels from 100 VA to 120,000 VA.

Behlman’s Uninterruptible Power Supply (“UPS”) products are used for backup power when local power is lost.  Behlman only competes in the “ruggedized,” industrial and military markets.  Behlman is now producing its UPS units for DDG-51-class Aegis destroyers, LHD Wasp-class ships and its RUPS unit for military aircraft.

Behlman’s inverters, which convert system battery power to AC, are being used in electric, gas and water transmission systems and in utility substations.

Behlman’s COTS Division designs and manufactures power supplies that use COTS power modules to meet its customers' environmental specifications.  The use of COTS power modules requires less engineering resources and produces a more reliable unit in much less time than power supplies that use discrete components. Customers include the U.S. and NATO military services and their prime contractors as well as nuclear power plant control systems manufacturers. Behlman is designing VPX power supplies for one of its customers which will also be sold to the general public as standard VPX modules.

Behlman also performs reverse engineering of analog systems for the U.S. Government and U.S. Government contractors to enable them to have a new supplier when the old manufacturer cannot or will not supply the equipment.

Behlman has supplied power supplies used on a broad array of equipment including submarines, surface ships, aircraft and ground support equipment. Behlman’s experience in high voltage power supplies has enabled the military to extend the life of many of its programs.

Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

Proposed Products

Electronics Group (OEG)

Our Electronics Group continues to identify new program opportunities that require new hardware and software designs to support prime contractors and defense procurement agency land, sea and air solutions.

TDL continues to be a leading supplier of display and keyboard designs, supporting defense electronics and industrial program requirements. TDL has developed display configurations that are being used to support transit authority communication directly with the driver. This device is typically mounted within a bus and allows the driver to input and receive information throughout the intended route. TDL continues to support this transportation display requirement and will be introducing new displays to be used for this marketplace.

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

Orbit Instrument continues to develop new GPS Control Display Unit (“CDU”) panels that support U.S. Army land navigation system requirements. A number of CDU panels have been designed as a total solution for customer requirements. Also, as foreign countries procure this Fire Finder system from the prime contractor, critical country mapping and targeting code is written by the division segment and embedded into the CDU as an operational requirement.

Our Electronics Group continues to target ongoing retrofit programs, which are intended to extend the life cycle of ships, aircraft, and armored vehicles. In this respect, Orbit Instrument and TDL have designed state-of-the art LED switch panels, keyboards, and communication panels that are form fit and replaceable for units that have exceeded their intended operational usage. In all cases, the new technological designs supporting the switch panels, keyboards, and communication panels are intended to replace units that have been operational in combat mode for decades.

Orbit Instrument has designed and developed a voice over IP (“VOIP”) version of its Secure Audio System (“SAS”) used on LSD-class ships.  The new SAS panel includes the necessary analog interface for the audio system as well as the digital interface necessary to interface with the new CEDS Displays and the VOIP interface. Orbit Instrument has provided the plasma display version of the SAS Panel in the past.  The new SAS panel is being evaluated for use on Common Enterprise Display System (“CEDS”) and target retrofit opportunities.

Orbit Instrument has designed and developed a color 9” LCD display version of the Radio Frequency Transmission Line Test Set (“RFTLTS”).  It has supported the RTFLTS with an Electro Luminescent (“EL”) display in the past, and the new color LCD version will target retrofit opportunities. In addition, Orbit has developed a color 9” LCD display version of the MK-45 MOD 4 EP2  Display.

TDL has delivered several displays that have been deployed in various configurations of MRAP vehicles, which are currently deployed in Iraq and Afghanistan. Both TDL and our Orbit Instrument Division are working with several prime contractors to support the modification efforts for MRAP vehicles currently deployed in the Middle East.

TDL has entered into a partnership agreement to introduce a new line of tablet PC’s with either Microsoft or Android operating software.

Power Group

In an effort to expand our Power Group’s product base, Behlman continues to develop new products. Behlman is presently working on a series of AC Power Supplies with CE Marking (a declaration that a product meets the essential requirements of applicable European health, safety and environmental protection legislation) for the International marketplace. These products will range in power from one KVA to nine KVA in both single and three-phase outputs. In addition we are developing a Power Factor Corrected (PFC) front end for the Power Passport P Series. We are also working on a higher power, 2500 VA/ 2000W RUPS uninterruptible power source (UPS) for the high end industrial and Military marketplace. For the utility market, we are developing a higher power 2500 VA INV series inverter. In addition, we are looking into a vehicle inverter for use on Military vehicles.

In the Behlman COTS Division we are developing three VPX power supplies that will be in compliance with the OpenVPX architecture. Network topologies based on the OpenVPX architecture enable multiple processors and multiple network switches to communicate efficiently and reduce R&D cost and risk. VPX is also highly compatible with VMEbus and gives VMEbus users access to the high speed switch fabric. The Behlman VPX power supplies will be 6U form factor and will be higher power that what is now available.  We are working on two 1000 watt DC-DC units; one a dual output and the other a multi-output. In addition, we expect to have an AC-DC version which will power the two Behlman DC-DC units.

New Product Development

Orbit Electronics Group (OEG)

The OEG is currently focusing on the following two areas:

Display Marketplace

Our TDL and Orbit Instrument divisions produce displays.  The OEG will be developing an independent web presence specifically focused on the combined display capabilities of TDL and Orbit Instrument.

During 2013 the OEG anticipates introducing the following three new product lines:

Handheld Displays
Tablet Displays
Video Wall Technology

Additional, product-centric websites may be developed in the future.

VME/VPX Marketplace

Orbit International Corp., through our Electronics and Power Groups, currently provides a number of VME and VPX related products to the marketplace.  We are exploring the possibility of elevating these efforts to allow the OEG to offer the full spectrum of VME and VPX products, including backplanes, power, card cage assemblies, system health monitors, video boards and central processing units.

Sales and Marketing

Products of our Electronics Group are primarily marketed by the sales personnel and management of the respective operating units and also by manufacturers’ representatives. The COTS division’s products of our Power Group are marketed by Behlman’s sales and program managers and other management personnel.  Commercial products of our Power Group are sold by regional sales managers, manufacturers’ representatives and non-exclusive distributors.

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

Sources and Availability of Raw Materials

We use multiple sources for our procurement of raw materials and are not dependent on any specific suppliers for such procurement.  We continuously update our delivery schedules and evaluate availability of components so that they are received on a “just-in-time schedule.”  Occasionally, in the production of certain military units, we will be faced with procuring certain components that are either obsolete or difficult to procure.  We have access to worldwide brokers using the Internet to assure component availability.  However, we are sometimes faced with engineering a new product or printed circuit board when an obsolete part cannot be procured.

Major Customers

Various agencies of the U.S. Government accounted for, in the aggregate, approximately 20% of our consolidated net sales for the year ended December 31, 2012.  The loss of the U.S. Government as a customer would have a material adverse effect on our net sales and earnings.  We do not have any significant long-term contracts with the U.S. Government.

The major customers of our Electronics Group are various agencies of the U.S. Government, Raytheon Company and Synexxus, accounting for approximately 28%, 13% and 10%, respectively, of the net sales of such segment for the year ended December 31, 2012.  The loss of any of these customers would have a material adverse effect on the net sales and earnings of our Electronics Group.

The major customers of our Power Group are Viasat Inc., L-3 Communications, and Baker Hughes Inc., accounting for approximately 12%, 12% and 11% respectively, of the net sales of such segment for the year ended December 31, 2012.  The loss of any of these customers would have a material adverse effect on the net sales and earnings of our Power Group.

Since a significant number of all of the products we manufacture are used in military applications, any substantial reduction in overall military spending by the U.S. Government could have a materially adverse effect on our sales and earnings.

Backlog

As of December 31, 2012 and 2011 our backlog was as follows:

	2012	2011
Electronics Group	$7,700,000	$7,500,000
Power Group	8,200,000	8,000,000
Total	$15,900,000	$15,500,000

All but approximately $1,499,000 of the backlog at December 31, 2012, represents backlog under contracts that are expected to be shipped during 2013.

A significant number of our contracts are subject to termination at the convenience of the U.S. Government.  Our backlog is not influenced by seasonality.

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

No material terminations of contracts, at the convenience of the U.S. Government, occurred at either our Electronics or Power Group during the years ended December 31, 2012 and 2011.

A significant portion of our revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since these revenues are derived from sales under U.S. Government contracts.  We believe that adjustments to such revenues, if any, will not have a material adverse effect on our financial position or results of operations.

Effects of Sequestration

Our business is highly dependent on the level of military spending authorized by the U.S. Government. The current administration and Congress are under increasing pressure to reduce the federal budget deficit. This could result in a general decline in U.S. defense spending and could cause federal government agencies to reduce their purchases under contracts, exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders or decline to exercise options to renew contracts, all of which could harm our operations and significantly reduce our future revenues. In particular, the Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending and other measures, including automatic across-the-board spending cuts through the sequestration process, if necessary.  Such spending cuts would be split equally between defense and non-defense programs over a ten-year period.  Although the American Taxpayer Relief Act of 2012 delayed sequestration temporarily, sequestration took effect on March 1, 2013. A reduction in defense spending as a result of full sequestration cuts could have a profound negative impact on the entire defense industry.

At the present time, it appears the greatest immediate impact of sequestration will be civilian government employee furloughs. Program contract delays have always been a factor on our business and our industry and these expected government furloughs will more than likely exacerbate this problem for our industry. Consequently, significant delays in contract awards could adversely affect planned delivery schedules which could impact our operating performance for 2013. As a result, our business, financial condition and results of operations could be materially adversely affected.

Research and Development

We incurred approximately $1,573,000 and $1,453,000 of research and development expenses during the years ended December 31, 2012 and 2011, respectively.  During the years ended December 31, 2012 and 2011, we recognized revenue of approximately $403,000 and $569,000, respectively, for customer funded research and development.

Patents

We do not own any patents that we believe are of material significance to our operations.

Employees

As of March 7, 2013, we employed 141 persons, all on a full-time basis.  Of these, our Electronics Group employed 84 people, consisting of 20 in engineering and drafting, 5 in sales and marketing, 17 in direct and corporate administration and the balance in production. Our Power Group employed 57 people, consisting of 15 in engineering and drafting, 9 in sales, 4 in direct and corporate administration and the balance in production.

Item 1A.	RISK FACTORS

Not applicable, as we are a smaller reporting company.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable, as we are a smaller reporting company.

Item 2.	PROPERTIES

Our plant and executive offices are located at 80 Cabot Court, Hauppauge, New York.  This facility, which consists of approximately 60,000 square feet (of which approximately 50,000 square feet are available for manufacturing operations) in a two-story, brick building, was completed in October 1982 and expanded in 1985. We are currently operating this facility at approximately 75% of capacity. In March 2001, we completed a sale leaseback transaction whereby we sold our land and building for $3,000,000 and entered into a twelve-year net lease with the buyer of the property.  Effective January 1, 2011, we entered into an amendment to the lease. The amendment extended the lease expiration date to December 31, 2021 and modified the monthly lease payment as follows: approximately $32,500 for January 2011 through December 2013, approximately $35,400 for January 2014 through December 2016, and approximately $38,600 for January 2017 through December 2021. In connection with the lease amendment, our landlord agreed, at its sole expense, to make certain improvements to the facility.

In December 2007, our Behlman subsidiary entered into a lease for a 2,000 square foot facility at 2363 Teller Road, Unit 108, Newbury Park, California, which is used as a selling office for all of the Company’s operating units. In December 2012, the lease was amended whereby the expiration date was extended to December 31, 2017 at a monthly lease payment of approximately $2,300 for the term of the lease.

In April 2009, our TDL subsidiary entered into a five-year lease, which expires in November 2014, for a 50,000 square foot facility at 300 Commerce Boulevard, Quakertown, Pennsylvania. This facility is used for manufacturing, engineering and administration.  The facility is currently operating at 60% of capacity.  TDL only paid certain operating expenses from April through October 2009 and lease payments commenced November 1, 2009. In December 2011 and October 2012, the lease was amended. The lease now provides for monthly lease payments of approximately $15,300 for the first four years of the lease and approximately $17,800 for the fifth year.  The lease includes: (i) a five year option based on the CPI Index (Philadelphia, Pennsylvania area) and  (ii) a five year option based on fair market value rent.

Our ICS subsidiary operates out of two facilities in Louisville, Kentucky, one of which is used for engineering, logistics and administration and the other for manufacturing.  In December 2008, ICS entered into a lease for engineering, logistics and administration for approximately 14,000 square feet and provides for monthly payments of approximately $6,800 per month from April 2009 through March 2014, and includes an option to extend the lease for an additional five years at approximately $8,400 per month.  In January 2012, ICS moved most of its manufacturing into its facility used for engineering, logistics, and administration. After this move, the facility is currently operating at approximately 85% of capacity. The lease for manufacturing space is for approximately 13,000 square feet and provides for monthly payments of approximately $5,000 pursuant to an option in the lease that was exercised in April 2009. In January 2012, ICS entered into a contract to rent approximately 9,600 square feet of its manufacturing space to a third party. The rental contract provides for ICS to receive approximately $6,200 per month and expires May 2013. The remaining portion of the manufacturing facility that ICS is currently using is operating at approximately 95% of capacity.

Item 3.	LEGAL PROCEEDINGS

We elected not to renew the employment agreement of our former chief executive officer effectively terminating his employment as of December 31, 2010. We recorded an expense during the year ended December 31, 2010 of $2,000,000 representing our estimated contractual obligation, along with associated costs, relating to the contract non-renewal. In March 2011, the former chief executive officer filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual obligations owed in connection with the contract non-renewal. In April 2012, the arbitrator granted a binding final award on this matter, which did not result in any material change to our original $2,000,000 charge. As of December 31, 2012, the liability associated with the former chief executive officer was fully paid.

 From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any other legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. While we are not aware of any potential material legal proceedings involving the Company, this does not preclude our involvement in any material legal claim that may be asserted in the future.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “ORBT”.

The following table sets forth the high and low sales prices of our common stock for each quarter from January 1, 2011 through its fiscal year ended December 31, 2012, as reported on the Nasdaq Capital Market.

	High	Low
2011:
First Quarter:	$3.95	$3.00
Second Quarter:	5.26	3.11
Third Quarter:	5.35	3.40
Fourth Quarter:	4.12	3.30
2012:
First Quarter:	$4.66	$3.52
Second Quarter:	4.49	3.45
Third Quarter:	3.64	3.02
Fourth Quarter:	3.40	2.88

Holders

As of March 12, 2013, the Company had 165 stockholders of record.

Dividends

We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future.  We intend to retain earnings, if any, to support the growth of the business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2012:

•
the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column a),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	178,000	$3.58	136,000
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	178,000	$3.58	136,000

Recent Sales of Unregistered Securities

No shares were issued during 2012 and 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/12 – 1/31/12	0	0	0	0
2/1/12 – 2/29/12	0	0	0	0
3/1/12 – 3/31/12	95,000	$4.23	0	0
4/1/12 – 4/30/12	0	0	0	0
5/1/12 – 5/31/12	0	0	0	0
6/1/12 – 6/30/12	0	0	0	0
7/1/12 – 7/31/12	0	0	0	0
8/1/12 – 8/31/12	100,000	$3.08	0	0
9/1/12 – 9/30/12	0	0	0	0
10/1/12 – 10/31/12	0	0	0	0
11/1/12 – 11/30/12	4,344	$3.30	4,344	$386,000
12/1/12 – 12/31/12	18,479	$3.25	18,479	$326,000
Total	217,823	$3.60	22,823	$326,000

In March 2012, we purchased, in privately negotiated transactions, 95,000 shares of our common stock for total cash consideration of approximately $402,000. In August 2012, we purchased, in a privately negotiated transaction, 100,000 shares of our common stock for total cash consideration of approximately $308,000. Under the terms of our New Credit Agreement, entered into November 8, 2012, we are permitted to purchase up to an additional $400,000 of our common stock during the term of the Agreement. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to this dollar amount of common stock which represents approximately 108,991 shares of our common stock (assuming a purchase price per share of $3.67). From the commencement of the New Credit Agreement to March 22, 2013, we purchased a total of approximately 34,000 of our common shares for total cash consideration of approximately $115,000 for an average price of $3.34 per share.

On March 6, 2013, our Board of Directors approved a 10b5-1 Plan (the “Plan”) through which we will conduct our currently authorized stock buy back program. We have authorized a total of approximately $300,000 which may be devoted to repurchases made pursuant to the Plan.

Additional information relating to the Company’s purchase of equity securities is provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

We recorded a decrease in our operating results for the year ended December 31, 2012 as compared to the prior year. Our sales decreased by 5.2% and we recorded a net loss of $135,000 as compared to net income of $3,147,000 in the prior year period. Our loss during the current year was principally due to a decrease in sales and gross profit and to the following one-time charges: (i) a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s employment contract and (ii) an impairment charge of $820,000 relating to the goodwill associated with our TDL subsidiary which was partially offset by a decrease in selling, general and administrative expenses and interest expense. Exclusive of these two one-time charges, net income was $1,879,000. Our decrease in sales was attributable to decreases of 8.8% and 2.7% at our Electronics and Power Groups, respectively. All goodwill and intangible assets related to our TDL and ICS acquisitions have been written off at December 31, 2012.

Our backlog at December 31, 2012 was approximately $15,900,000 compared to $15,500,000 at December 31, 2011.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments continue to pursue a significant number of business opportunities, and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Our financial condition remains strong as evidenced by our 3.4 to 1 current ratio at December 31, 2012. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. The new credit facility expires November 8, 2013. We were in compliance with the financial covenants contained in the New Credit Agreement at December 31, 2012. In March 2012, we engaged in a privately negotiated transaction whereby we purchased 95,000 shares of our common stock for total cash consideration of approximately $402,000, at an average price of $4.23. In August 2012, in a privately negotiated transaction, we purchased 100,000 shares of our common stock for total cash consideration of approximately $308,000 at an average price of $3.08. Under the terms of our New Credit Agreement, entered into November 8, 2012, we are permitted to purchase up to an additional $400,000 of our common stock during the term of our New Credit Agreement. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to this dollar amount of our common stock. From the commencement of the New Credit Agreement to March 22, 2013, we purchased a total of approximately 34,000 shares of our common stock for total cash consideration of approximately $115,000 for an average price of $3.34 per share.

Despite planned reductions in military spending in 2013, members of Congress were unable to agree on a plan to balance the budget to avoid sequestration cuts (that became effective March 1, 2013), which will reduce the budget for the Department of Defense. A reduction in defense spending as a result of full sequestration cuts could have a profound negative impact on the entire defense industry. At the present time, it appears the greatest immediate impact of sequestration will be civilian government employee furloughs. Program contract delays have always been a factor on our business and our industry and these expected government furloughs will more than likely exacerbate this problem for our industry. Consequently, significant delays in contract awards could adversely affect planned delivery schedules which could impact our operating performance for 2013.

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our financial statements and the data used to prepare them.  Our financial statements have been prepared based on accounting principles generally accepted in the United States of America (“GAAP”).  On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, impairment of goodwill, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other than temporary impairment on marketable securities, among others.  These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect more significant judgments and estimates in the preparation of the consolidated financial statements.

Inventories

Inventory is valued at the lower of cost (average cost method and specific identification) or market. Inventory items are reviewed regularly for excess and obsolete inventory based on an estimated forecast of product demand.  Demand for our products can be forecasted based on current backlog, customer options to reorder under existing contracts, the need to retrofit older units and parts needed for general repairs.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have an impact on the level of obsolete material in our inventory and operating results could be affected, accordingly.  However, world events which have forced our country into various conflicts have resulted in increased usage of hardware and equipment which are now in need of repair and refurbishment. This could lead to increased product demand as well as the use of some older inventory items that we had previously determined obsolete. In addition, reductions in defense spending may result in deferral or cancellation of purchases of new equipment, which may require refurbishment of existing equipment.

Deferred Tax Asset

At December 31, 2012, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $5,000,000 and $6,000,000, respectively, which expire from 2018 through 2032. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected, accordingly.  We will evaluate the possibility of changing some or all of our valuation allowance relating to our deferred tax asset should we become profitable or incur further losses in the future. The increase or reduction of some or all of our valuation allowance would create a deferred tax expense or benefit, resulting in an increase or decrease to net income in our consolidated statements of operations.

Impairment of Goodwill

In connection with the annual impairment testing of TDL’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the TDL reporting unit was less than the carrying value and therefore the goodwill was impaired. As a result, we recorded an impairment charge for $820,000, representing the remaining carrying value of TDL’s goodwill.

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

The balance of our goodwill, as of December 31, 2012, is $868,000 for Behlman. After applying ASU 2011-08, the Company performed a qualitative assessment on Behlman’s goodwill at December 31, 2012. The Company concluded as of December 31, 2012 that the fair value of Behlman was more likely than not greater than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s bookings and revenue in 2012 (approximately $12.5 million and  $12.4 million, respectively), ii) Behlman’s net income (approximately $2.8 million) in 2012, iii) Behlman’s backlog at December 31, 2012 of approximately $8.1 million and iv) the result of our 2010 quantitative goodwill impairment test under which Behlman’s fair value at December 31, 2010 exceeded its carrying amount by approximately 27%.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $211,000 and $152,000 for the years ended December 31, 2012 and 2011, respectively. During 2012 and 2011, no shares of restricted stock or stock options were granted. In January 2013, 130,000 shares of restricted stock were awarded to senior management.

Revenue and Cost Recognition

We recognize a substantial portion of our revenue upon the delivery of product. We recognize such revenue when title and risk of loss are transferred to our customer and when there is: i) persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing non-warranty obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased, but have not been placed in production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of costs and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings.

Marketable Securities

We currently have approximately $251,000 invested in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost.  In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Results of Operations:

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

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

Consolidated net sales for the year ended December 31, 2012 decreased by 5.2% to $29,438,000 from $31,041,000 for the year ended December 31, 2011 due to lower sales from both our Power and Electronics Groups.  Sales from our Power Group decreased by 2.7% due to a decrease in sales from its commercial division which was partially offset by an increase in sales at its COTS division. The decrease in sales from its commercial division was principally due to a decrease in bookings during the current year and the increase in sales from its COTS division was principally due to increased shipments pursuant to customer delivery schedules, resulting from strong bookings in 2011 and 2012. Sales from our Electronics Group decreased by 8.8% due primarily to a decrease in sales at our Orbit Instrument Division and ICS subsidiary and despite an increase in sales at our TDL subsidiary. The decrease in sales at our Orbit Instrument Division was principally due to a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings in the prior year period. The decrease in sales at our ICS subsidiary was principally due to the absence of MK 119 sales, as a follow-on order for the MK 119 was not received for shipping in 2012 and the decrease was also due to fewer MK 437 sales. Sales from our TDL subsidiary increased due primarily to an increase in sales for a vehicle display used by one of TDL’s customers.

Gross profit, as a percentage of net sales, for the year ended December 31, 2012 decreased to 39.6% from 42.6% for the prior year. The decrease was primarily the result of lower gross margin from both our Electronics and Power Groups. The decrease at our Electronics Group was principally due to lower gross margin at our Orbit Instrument Division and TDL subsidiary and despite an increase in gross margin at our ICS subsidiary. The decrease in gross margin at our Orbit Instrument Division was primarily due to lower sales and a change in product mix which resulted in higher material and labor costs as a percentage of sales. The slight decrease in gross margin at our TDL subsidiary was primarily the result of higher material costs as a percentage of sales and despite an increase in sales. The increase in gross margin at our ICS subsidiary was primarily due to a reduction in personnel and rent expense (due to the consolidation of its two operating facilities into one) and also due to a change in product mix, particularly the inclusion of our SDC contract in the current year and despite a reduction in sales. The decrease in gross margin at our Power Group was primarily due to a decrease in sales and a change in product mix during the current year.

Selling, general and administrative expenses decreased by 2.2% to $9,732,000 for the year ended December 31, 2012 from $9,955,000 for the year ended December 31, 2011. The decrease was principally due to lower selling, general and administrative expenses at our ICS subsidiary primarily due to a reduction in personnel which was partially offset by an increase at our Orbit Instrument Division due to additional sales and engineering personnel. Selling, general and administrative expenses, as a percentage of sales, for the year ended December 31, 2012 increased to 33.1% from 32.1% for the year ended December 31, 2011 principally due to the decrease in sales and despite the decrease in expenses.

During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

In connection with the annual impairment testing of TDL’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the TDL reporting unit was less than the carrying value and therefore the goodwill was impaired. As a result, we recorded an impairment charge for $820,000, representing the remaining carrying value of TDL’s goodwill.

Interest expense for the year ended December 31, 2012 decreased to $124,000 from $189,000 for the year ended December 31, 2011 due principally to a decrease in the amounts owed to lenders under our term debt and also due to a reduction in the interest rate on our term debt and line of credit and despite an increase in amounts owed under our line of credit.

Investment and other income for the year ended December 31, 2012 decreased to $144,000 from $149,000 for the prior year principally due to a gain of $45,000 in corporate bonds sold in the prior year and despite $31,000 of insurance proceeds relating to a business interruption insurance claim and a $5,000 gain on corporate bonds sold in the current year.

Net loss before income tax provision was $65,000 for the year ended December 31, 2012 compared to net income before income tax provision of $3,234,000 for the year ended December 31, 2011.  The decrease in income was principally due to a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s contract, the impairment charge of $820,000 relating TDL’s goodwill, a decrease in sales and gross profit from both our Electronics and Power Groups and a decrease in investment and other (income) and despite a decrease in interest expense and selling, general and administrative expenses.

Income taxes for the year ended December 31, 2012 and 2011 were $70,000 and $87,000, respectively, consisting of state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, the net loss for the year ended December 31, 2012 was $135,000 compared to a net income of $3,147,000 for the year ended December 31, 2011.

Earnings before interest, taxes, goodwill impairment, depreciation and amortization (Adjusted EBITDA) for the year ended December 31, 2012 decreased to $1,167,000 compared to earnings of $3,693,000 for the year ended December 31, 2011.  Listed below is the Adjusted EBITDA reconciliation to net income (loss):

Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net income. An element of our growth strategy has been through strategic acquisitions which have been substantially funded through the issuance of debt. This has resulted in significant interest expense and amortization expense. Adjusted EBITDA is presented as additional information because we believe it is useful to our investors and management as a measure of cash generated by our business operations that will be used to service our debt and fund future acquisitions as well as provide an additional element of operating performance.

	Year ended
	December 31,
	2012	2011
Net (loss) income	$(135,000)	$3,147,000
Interest expense	124,000	189,000
Income tax expense	70,000	87,000
Goodwill impairment	820,000	-
Depreciation and amortization	288,000	270,000
EBITDA, as adjusted	$1,167,000	$3,693,000

Liquidity, Capital Resources and Inflation

Working capital decreased to $14,935,000 at December 31, 2012 as compared to $17,038,000 at December 31, 2011.  The ratio of current assets to current liabilities was 3.4 to 1 at December 31, 2012 compared to 5.4 to 1 at December 31, 2011. The decrease in working capital was primarily attributable to the net loss for the period, the refinancing of our long term debt with a new line of credit, the purchase of treasury stock and property and equipment and the repayment of debt.

 Net cash used in operating activities for the year ended December 31, 2012 was $954,000, primarily attributable to the net loss for the year, an increase in costs and estimated earnings in excess of billings on uncompleted contracts, inventories and accounts receivable, a decrease in accrued expenses and accounts payable and despite an increase in the liability associated with non-renewal of senior officers’ contracts and customer advances and the non-cash depreciation and amortization, goodwill impairment and stock based compensation. Net cash provided by operating activities for the year ended December 31, 2011 was $1,949,000, primarily attributable to the net income for the year, the non-cash depreciation and amortization, stock based compensation, a decrease in costs and estimated earnings in excess of billings, other current assets and accrued expenses and despite an increase in inventory, accounts receivable and a decrease in the liability associated with our former chief executive officer, deferred income and customer advances.

Cash flows used in investing activities for the year ended December 31, 2012 was $370,000 attributable to the purchase of property and equipment and marketable securities which was partially offset by the sale of marketable securities. Cash flows used in investing activities for the year ended December 31, 2011 was $216,000, primarily attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities and property and equipment.

Cash flows provided by financing activities for the year ended December 31, 2012 was $225,000, attributable to the issuance of note payable-bank and long-term debt and a decrease in restricted cash that was partially offset by the repayment of long-term debt and purchase of treasury stock. Cash flows used in financing activities for the year ended December 31, 2011 was $1,988,000, attributable to the repayment of long term debt and note payable-bank and the increase in restricted cash which was slightly offset by the proceeds from stock option exercises.

On November 8, 2012, we entered into a new credit agreement (the “New Credit Agreement”) with a new commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. The line of credit matures on November 8, 2013 and may be renewed on an annual basis. Payment of interest on the line of credit is due at a rate per annum as follows: (i) variable at the lender’s prime lending rate; and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities. The line of credit is secured by a first priority security interest in all of our tangible and intangible assets.

The New Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the Line of Credit terminates) in the event of a default, as defined, under the New Credit Agreement. We were in compliance with the financial covenants contained in the New Credit Agreement at December 31, 2012.

Our existing capital resources, including our bank credit facility (which is expected to renew in 2013) and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

In March 2012, we purchased, in privately negotiated transactions, 95,000 shares of our common stock for total cash consideration of approximately $402,000. In August 2012, we purchased, in a privately negotiated transaction, 100,000 shares of our common stock for total cash consideration of approximately $308,000. Under the terms of our New Credit Agreement, we are permitted to purchase up to an additional $400,000 of our common stock during the term of the Agreement. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to this dollar amount of common stock. From the start of the New Credit Agreement on November 8, 2012 to March 22, 2013, we purchased a total of approximately 34,000 of our common shares for total cash consideration of approximately $115,000 for an average price of $3.34 per share.

On March 6, 2013, our Board of Directors approved a 10b5-1 Plan (the “Plan”) through which we will conduct our currently authorized stock buy back program. We have authorized a total of approximately $300,000 which may be devoted to repurchases made pursuant to the Plan.

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

None.

Certain Material Trends

Backlog at December 31, 2012 was $15.9 million compared to $15.5 million at December 31, 2011.  The slight increase in backlog at December 31, 2012 from December 31, 2011 was attributable to slightly higher backlog at our Orbit Instrument and Behlman operating units and despite lower backlog at TDL and ICS.  TDL’s backlog was adversely affected by certain significant orders that were delayed due to continued qualification testing and other general contract delays.

Our backlog at December 31, 2012 does not include approximately $4.2 million of orders that have not yet been funded against a base contract award for approximately $5.8 million received by ICS for its Signal Data Converter (“SDC”).  Our backlog at December 31, 2012, inclusive of the full base contract award for the SDC would be $20.0 million. The remainder of the contract was expected to be received during the first quarter of 2013 so that all shipments were expected to be completed by the end of 2013.  However, ICS was notified by its customer that orders and deliveries under this contract will be spread over a four year period of time. The initial production award is expected either in the third or fourth quarter of 2013.

In 2011, bookings fell at our Orbit Instrument Division to approximately $7,000,000 compared to over $11,000,000 in 2010, mostly due to program contract delays.  However, bookings recovered in 2012 to over $10,300,000 due to significant orders for our Remote Control Units (RCU) and FAA keyboards that were expected in 2011 but were received in the first quarter of 2012 along with orders received for our Color Programmable Entry Panels (CPEP).  We also received a follow-on order for our RCU in the first quarter of 2013 and we are expecting follow-on orders for our FAA keyboards and CPEPs either during the first or second quarters of 2013. However, despite these strong bookings and an increased backlog from December 31, 2011, our Orbit Instrument Division’s 2012 revenue and profitability decreased from 2011 levels due to decreased sales and lower gross margins due to product mix.  Due to price increases on new and outstanding proposals for legacy programs, we expect gross margins to improve in 2013.

ICS did not receive a follow-on award for its MK-119 Gun Console System for 2012 delivery.  However, ICS does expect future orders on this program for foreign military sales. Any such orders are expected to occur no earlier than 2014. ICS developed and shipped three prototype SDC units during the second quarter of 2011 and received an order for two additional prototype SDCs, one that was delivered in the second quarter of 2012 and the other delivered during the third quarter of 2012. In April 2012, ICS received the follow-on base contract award mentioned earlier for its SDC for approximately $5.8 million. ICS received initial orders of approximately $1.6 million against this contract.  The remainder of this contact is expected to be awarded over a four year period.  ICS is currently working on other business opportunities and has taken certain cost saving initiatives including a reduction in personnel in November 2012, the consolidation of its two operating facilities into one and the planned transfer of most of its SDC production, when received, to our TDL facility in Quakertown, PA.

TDL continues to work with several prime contractors on new prototype and pre-production orders.  Its backlog increased during the first quarter of 2012 due to a $1.3 million contract it received for the ground mobile marketplace, shipments for which commenced during the second quarter of 2012 and were completed during the third quarter of 2012. TDL is expecting follow-on orders for these displays and is also waiting on other new opportunities in the ground mobile marketplace but is uncertain as to the timing of these new awards.  An order for avionic displays was initially expected during the second quarter of 2012 but the order, for approximately $1,143,000, was received at the end of the fourth quarter.  Follow-on orders are expected for these displays over the next three years.

Both our Orbit Instrument Division and TDL subsidiary have several outstanding proposals for its equipment used on legacy programs and we expect to receive several significant orders during the first half of 2013.

For the year ended December 31, 2012, operating results for the Power Group decreased from the prior year but business conditions still remain strong; we experienced a 10.1% and 13.1% decrease in bookings at our COTS and Commercial Divisions, respectively, for 2012 compared to the prior year period. Overall, bookings decreased by approximately 11.7% from the record levels in 2011. Despite the decrease in bookings, we expect revenue and profitability for 2013 to improve from 2012 levels based on customer delivery schedules.

For 2013, aside from any unknown adverse consequences of the budget discussions being conducted in Washington DC, we expect our overall 2013 operating performance to improve from 2012 due principally to slightly increased revenues and better operating margins due to the cost cutting initiatives that we took in 2012, in particular, the reduction in personnel at ICS and the departure of two senior officers whose duties where assumed by existing management.

Our Electronics Group and the COTS Division of our Power Group are heavily dependent on military spending. Although we are heavily dependent upon military spending as a source of revenues and income, increased military spending does not necessarily guarantee us increased revenues, particularly, when the allocation of budget dollars may vary depending on what may be needed for specific military conflicts.   Due to budget constraints, government spending has come under intense pressure and the defense budget, usually immune from such pressures, has been reduced for 2013 and may face further reduction as a result of ongoing budget discussions.

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

Finally, despite planned reductions in military spending beginning in 2013, members of Congress were unable to agree on a plan to balance the budget to avoid sequestration cuts(that became effective March 1, 2013), which will further reduce Department of Defense spending.  A reduction in defense spending as a result of full sequestration cuts could have a profound negative impact on the entire defense industry. At the present time, it appears the greatest immediate impact of sequestration will be civilian government employee furloughs. Program contract delays have always been a factor on our business and our industry and these expected government furloughs will more likely exacerbate this problem for our industry. Consequently, significant delays in contract awards could adversely affect planned delivery schedules which could impact our operating performance for 2013.

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions.  Due to the uncertainty surrounding sequestration, merger and acquisition activity has been significantly curtailed.  Through the past several years, we reviewed various potential acquisitions and believe there will be opportunities available, particularly to integrate into our current operating facilities. Currently, we are not engaged in any discussions, beyond preliminary, related to any specific acquisition target, and there is no assurance that any future acquisition will be accomplished. In addition, although we have had several positive discussions with investment bankers looking to support our M&A initiatives, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions and even if we do, there can be no assurance that we will have sufficient income from operations from any such acquired companies to satisfy scheduled debt payments, in which case, we will be required to pay them out of our existing operations which may be adversely affected.

We will continue to use the cash generated by our operations to pay down our debt and repurchase our shares in the marketplace.  Since January 1, 2012, we have repurchased in excess of 229,000 shares at an average price of $3.60.  Our tangible book value at December 31, 2012 was $3.97 per share and we will continue to purchase shares under this trading level.  However, subject to our current 10b5-1 Plan, management could decide to curtail or temporarily cease our repurchase program due to certain restrictions contained in our lending agreement or any other general market conditions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item appears in Item 15 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) or 15d-15(f) under the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2012, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B.	OTHER INFORMATION

There have not been any other material changes in our affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2012.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2013 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2013 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2013 Annual Meeting of Shareholders.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

10.15
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

10.22
Credit Agreement dated as of November 8, 2012 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  People’s United Bank. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for November 13, 2012.

10.23
Line of Credit Note dated as of November 8, 2012 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  People’s United Bank. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K for November 13, 2012.

10.24
Security Agreement dated as of November 8, 2012 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  People’s United Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K for November 13, 2012.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of EisnerAmper LLP.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. 1350.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. 1350.

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

* Filed herewith.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets as of December 31, 2012 and 2011	F-2
Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011	F-3
Statements of Stockholders' Equity for the Years Ended December 31, 2012 and 2011	F-4
Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-5 - F-6
Notes to Consolidated Financial Statements	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Orbit International Corp.

We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

EisnerAmper LLP
New York, New York
March 29, 2013

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$610,000	$1,709,000
Restricted cash	-	671,000
Investments in marketable securities	251,000	228,000
Accounts receivable, less allowance for doubtful accounts of $145,000	5,372,000	4,941,000
Inventories	13,271,000	12,550,000
Costs and estimated earnings in excess of billings on uncompleted contracts	875,000	-
Deferred tax asset	447,000	527,000
Other current assets	252,000	250,000
Total current assets	21,078,000	20,876,000
Property and equipment, net	1,099,000	1,014,000
Goodwill	868,000	1,688,000
Deferred tax asset	1,806,000	1,734,000
Other assets	125,000	99,000
Total Assets	$24,976,000	$25,411,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$33,000	$931,000
Notes payable - bank	3,324,000	-
Accounts payable	741,000	804,000
Liability associated with non-renewal of senior officers’ contracts	661,000	623,000
Income taxes payable	2,000	30,000
Accrued expenses	1,294,000	1,435,000
Customer advances	88,000	15,000
Total current liabilities	6,143,000	3,838,000
Liability associated with non-renewal of senior officers’ contracts, net of current portion	41,000	-
Long-term debt, net of current portion	8,000	2,095,000
Total liabilities	6,192,000	5,933,000
Stockholders' Equity:
Common stock, $.10 par value, 10,000,000 shares authorized,5,102,000 shares issued at 2012 and 2011 and 4,515,000and 4,733,000 shares outstanding at 2012 and 2011, respectively	510,000	510,000
Additional paid-in capital	22,726,000	22,515,000
Treasury stock, at cost, 587,000 and 369,000 shares at 2012 and 2011, respectively	(1,700,000)	(915,000)
Accumulated other comprehensive loss	(3,000)	(18,000)
Accumulated deficit	(2,749,000)	(2,614,000)
Stockholders' equity	18,784,000	19,478,000
Total Liabilities and Stockholders' Equity	$24,976,000	$25,411,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2012	2011

Net sales	$29,438,000	$31,041,000

Cost of sales	17,777,000	17,812,000
Gross profit	11,661,000	13,229,000

Selling, general and administrative expenses	9,732,000	9,955,000

Costs related to non-renewal of senior officer contract	1,194,000	-

Goodwill impairment	820,000	-

Interest expense	124,000	189,000

Investment and other income, net	(144,000)	(149,000)
Total expenses, net	11,726,000	9,995,000

(Loss) income before income tax provision	(65,000)	3,234,000

Income tax provision	70,000	87,000
Net (loss) income	(135,000)	3,147,000

Other comprehensive income (loss): change in unrealized gains and (losses) on marketable securities, net of income tax	15,000	(37,000)
Comprehensive (loss) income	$(120,000)	$3,110,000

Net (loss) income per common share:

Basic	$(.03)	$.67
Diluted	$(.03)	$.67

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012 and 2011
	Common Stock 10,000,000 Shares Authorized		Additional				Accumulated other Comprehensive
	Shares		Paid-in	Accumulated	Treasury Stock		Income (loss), net
	Issued	Amount	Capital	Deficit	Shares	Amount	of income tax	Total
Balance at January 1, 2011	5,101,000	$510,000	$22,360,000	$(5,761,000)	369,000	$(915,000)	$19,000	$16,213,000
Share-based compensation expense	-	-	152,000	-	-	-	-	152,000
Exercise of stock options	1,000	-	1,000	-	-	-	-	1,000
Tax benefit of stock option exercise	-	-	2,000	-	-	-	-	2,000
Change in unrealized gains and losses on marketable securities, net of income tax	-	-	-	-	-	-	(37,000)	(37,000)
Net income	-	-	-	3,147,000	-	-	-	3,147,000
Balance at December 31, 2011	5,102,000	510,000	22,515,000	(2,614,000)	369,000	(915,000)	(18,000)	19,478,000
Share-based compensation expense	-	-	211,000	-	-	-	-	211,000
Purchase of Treasury Stock	-	-	-	-	218,000	(785,000)	-	(785,000)
Change in unrealized gains and losses on marketable securities, net of income tax	-	-	-	-	-	-	15,000	15,000
Net loss	-	-	-	(135,000)	-	-	-	(135,000)
Balance at December 31, 2012	5,102,000	$510,000	$22,726,000	$(2,749,000)	$587,000	(1,700,000)	$(3,000)	$18,784,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2012	2011

Cash flows from operating activities:

Net (loss) income	$(135,000)	$3,147,000

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill impairment	820,000	-
Share-based compensation expense	211,000	152,000
Depreciation and amortization	288,000	270,000
Bond premium amortization	2,000	1,000
Loss of fixed asset disposal	-	8,000
Gain on sale of marketable securities	(5,000)	(45,000)
Deferred income	-	(86,000)
Changes in operating assets and liabilities:
Increase in accounts receivable	(431,000)	(1,014,000)
Increase in inventories	(721,000)	(923,000)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(875,000)	468,000
(Increase) decrease in other current assets	(2,000)	793,000
(Increase) decrease in other assets	(26,000)	7,000
Increase (decrease) in liability associated with non-renewal of senior officer’s contracts	79,000	(1,065,000)
(Decrease) increase in accounts payable	(63,000)	10,000
Increase (decrease) in customer advances	73,000	(103,000)
(Decrease) increase in taxes payable	(28,000)	30,000
(Decrease) increase in accrued expenses	(141,000)	299,000
Net cash (used in) provided by operating activities	(954,000)	1,949,000

Cash flows from investing activities:
Proceeds from sale of marketable securities	113,000	156,000
Purchase of property and equipment	(373,000)	(130,000)
Purchase of marketable securities	(110,000)	(252,000)
Sale of property and equipment	-	6,000
Proceeds on disposal of property and equipment	-	4,000
Net cash used in investing activities	(370,000)	(216,000)

Cash flows from financing activities:
Restricted cash	671,000	(671,000)
Purchase of treasury stock	(785,000)	-
Repayments of long-term debt	(3,050,000)	(931,000)
Proceeds from issuance of note payable-bank	3,324,000	(387,000)
Proceeds from issuance of long-term debt	65,000	-
Proceeds from exercise of stock options	-	1,000
Net cash provided by (used in) financing activities	225,000	(1,988,000)

(continued)

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Net decrease in cash and cash equivalents	(1,099,000)	(255,000)

Cash and cash equivalents at beginning of year	1,709,000	1,964,000
Cash and cash equivalents at end of year	$610,000	$1,709,000

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$130,000	$193,000

Cash paid during the year for income taxes	$98,000	$57,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS:
The consolidated financial statements include the accounts of Orbit International Corp. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The Company currently operates in two reporting segments, the Electronics Group and the Power Group. The Electronics Group is comprised of the Company's Orbit Instrument Division ("Orbit") and its TDL and ICS subsidiaries. Orbit and TDL are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. The Power Group is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial and custom power units. The Electronics Group and the Power Group both conduct their operations in the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
General

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”)  requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates. On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, goodwill impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other-than-temporary impairment on marketable securities, among others.

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

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, goodwill is not amortized but instead tested for impairment on at least an annual basis. The Company, where appropriate, will utilize Accounting Standards Update (“ASU”) 2011-08 which allows the Company to not perform the two-step goodwill impairment test if it determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount based on a qualitative assessment of the reporting unit. The Company’s annual goodwill impairment test is performed in the fourth quarter each year or when impairment indicators are present. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets.

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of December 31, 2012 and 2011, the Company has no material uncertain tax positions. The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2009 remain open to examination by such taxing authorities.

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of shares of common stock and the dilutive effect of unexercised stock options and the unearned portion of restricted stock awards

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Rent

The Company’s leases have escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying financial statements.

Freight and Delivery Costs

The Company's freight out and delivery costs were $180,000 and $172,000 for the years ended December 31, 2012 and 2011, respectively. These costs are included in selling, general and administrative expenses.

Research and Development Expenses

Research and development costs are expensed when incurred.  The Company expensed approximately $1,573,000 and $1,453,000 for research and development during the years ended December 31, 2012 and 2011, respectively, which is included in selling, general and administrative expenses.

3.	RESTRICTED CASH:
At December 31, 2011, the Company’s restricted cash balance of approximately $671,000 consisted of a money market account which the Company pledged as a continuing security interest relating to its term debt with its former primary lender. During May 2012, the Company’s former primary lender removed the collateral pledge and the cash is no longer restricted.

4.	INVENTORIES:	Inventories consist of the following:

December 31,	2012	2011

Raw materials	$8,199,000	$7,735,000
Work-in-process	4,742,000	4,448,000
Finished goods	330,000	367,000
	$13,271,000	$12,550,000

5.	Marketable Securities:	The following is a summary of the Company’s available-for-sale marketable securities at December 31, 2012 and 2011:

December 31, 2012	Adjusted Cost	Fair Value	Unrealized Holding Loss

Corporate Bonds	$257,000	$251,000	$(6,000)

December 31, 2011

Corporate Bonds	$256,000	$227,000	$(29,000)
U.S. Government Agency Bonds	1,000	1,000	-

Total	$257,000	$228,000	$(29,000)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of marketable securities classified as available-for-sale at December 31, 2012 are as follows:

Due within one year	$101,000
Due after one year through three years	156,000
$257,000

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

The tables below present the balances, as of December 31, 2012 and 2011, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

2012	Total	Level 1	Level 2	Level 3

Corporate Bonds	$251,000	$251,000	$-	$-

2011	Total	Level 1	Level 2	Level 3

Corporate Bonds	$227,000	$227,000	$-	$-
U.S. Government Agency Bonds	1,000	1,000	-	-

Total Assets	$228,000	$228,000	$-	$-

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

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	At December 31, 2012 and 2011, costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	2012	2011
Costs incurred on uncompleted contracts	$998,000	-
Estimated earnings	379,000	-
	1,377,000	-
Less: billings to date	(502,000)	-
Cost and estimated earnings in excess of billings on uncompleted contracts	$875,000	$-

8.	GOODWILL:	At December 31, 2012, the Company's goodwill consist of the following:

Gross			Net
Carrying	Accumulated	Accumulated	Carrying
Value	Amortization	Impairment	Value

$9,798,000	-	$(8,930,000)	$868,000

At December 31, 2011, the Company's goodwill consist of the following:

Gross			Net
Carrying	Accumulated	Accumulated	Carrying
Value	Amortization	Impairment	Value

$9,798,000	-	$(8,110,000)	$1,688,000

During 2012 and 2011, the methods used to determine the fair value of the Company’s TDL reporting unit were an income approach (discounted cash flow analysis based on financial and operating projections) and a market approach (comparison of financial data for publicly traded companies engaged in similar lines of business).

In connection with the annual impairment testing of TDL’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the TDL reporting unit was less than the carrying value and therefore the goodwill was impaired. As a result, the Company recorded an impairment charge for $820,000, representing the remaining carrying value of TDL’s goodwill.

After applying ASU 2011-08, the Company performed a qualitative assessment on Behlman’s goodwill at December 31, 2012 and 2011. The Company concluded at December 31, 2012 and 2011 that the fair value of Behlman was more likely than not greater than its carrying amount.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROPERTY AND EQUIPMENT:	Property and equipment at cost, consists of the following:

December 31,	2012	2011

Leasehold improvements	$997,000	$888,000
Computer equipment	829,000	693,000
Machinery and equipment	1,711,000	1,612,000
Autos	27,000	27,000
Furniture and fixtures	831,000	802,000
	4,395,000	4,022,000
Accumulated depreciation and amortization	(3,296,000)	(3,008,000)
	$1,099,000	$1,014,000

The Company recognized, on a straight-line basis, depreciation and amortization expense of $288,000 and $270,000 for the years ended December 31, 2012 and 2011, respectively.

10.	DEBT:
On November 8, 2012, the Company entered into a new credit agreement (“New Credit Agreement”) with a new commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. The line of credit matures on November 8, 2013 and may be renewed on an annual basis. Payment of interest on the line of credit is due at a rate per annum as follows: (i) variable at the lender’s prime lending rate (3.25% at December 31, 2012) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities. The line of credit is secured by a first priority security interest in all of the Company’s tangible and intangible assets. Outstanding borrowings under the line of credit were $3,324,000 at December 31, 2012.

The New Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined, under the New Credit Agreement. The Company was in compliance with the financial covenants contained in the New Credit Agreement at December 31, 2012.

During March 2012, the Company entered into a two-year $65,000 installment loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate is 3.25%, is payable in twenty-four (24) monthly payments of approximately $2,800, is secured by the related leasehold improvement, and matures March 2014. The unpaid balance on the installment loan agreement was $41,000 at December 31, 2012.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's long-term debt obligations are as follows:

December 31,	2012	2011

Term loan agreement, collateralized by all business assets of the Company. Payable in sixty (60) monthly payments of approximately $77,500. Fully paid November 2012.	$-	$3,026,000

Installment loan agreement, collateralized by a leasehold improvement. Payable in twenty-four (24) monthly payments of approximately $2,800. The loan’s imputed interest rate is 3.25% and matures March 2014.	41,000	-

Less: current portion	33,000	931,000

	$8,000	$2,095,000

Principal payments due on the Company's long-term debt are as follows:

Year ending December 31,
2013	$33,000
2014	8,000
$41,000

11.	STOCK-BASED COMPENSATION PLANS:
The Company has two active stock-based compensation plans, which provide for the granting of nonqualified and incentive stock options, as well as restricted stock awards and stock appreciation rights to officers, employees and key persons. At December 31, 2012, approximately 136,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights. Each plan grants options at the market value of the Company's stock on the date of such grant and all options expire ten years after granted.  The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee with vesting ranging from one to ten years.  Generally the awards vest based upon time-based conditions. Stock option exercises are funded through the issuance of the Company's common stock. Stock compensation expense for the years ended December 31, 2012 and 2011 was $211,000 and $152,000, respectively.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in stock options:

December 31,	2012			2011
	Options	Weighted- Average Exercise Price	Average Remaining Contractual Term (in years)	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	$250,000	4.03	3	$314,000	4.24

Granted	-	-	-	-	-

Forfeited	(72,000)	5.13	-	(62,000)	5.24

Exercised	-	-	-	(2,000)	.60

Outstanding at end of year	178,000	$3.58	2	250,000	$4.03

Outstanding and exercisable at end of year	150,000	$3.88	2	207,000	$4.44

Weighted-average fair value of options granted during the year		-			-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life/Years	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$2.00	83,000	3	$2.00	55,000	$2.00
$3.70	3,000	1	$3.70	3,000	$3.70
$4.51 - $5.96	92,000	1	$5.00	92,000	$5.00
$2.00 - $5.96	178,000	2	$3.58	150,000	$3.88

At December 31, 2012, the aggregate intrinsic value of options outstanding was $102,000 and the aggregate intrinsic value of options exercisable was $67,000. At December 31, 2011, the aggregate intrinsic value of options outstanding was $138,000 and the aggregate intrinsic value of options exercisable was $67,000.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2012:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options at January 1, 2012	43,000	$1.02

Granted	-	-

Vested	(15,000)	-

Forfeited	-	-

Nonvested stock options at December 31, 2012	28,000	$1.02

At December 31, 2012, there was approximately $2,000 of unearned compensation cost related to the above non-vested stock options.  The cost is expected to be recognized over the next year.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2011:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options at January 1, 2011	57,000	$1.02

Granted	-	-

Vested	(14,000)	1.02

Forfeited	-	-

Nonvested stock options at December 31, 2011	43,000	$1.02

The Company’s stock based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from two to ten years. The share based expense for these awards was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares that were anticipated to vest. No restricted shares were issued during 2012 and 2011. During January 2013, 130,000 shares of restricted stock were awarded to senior management. As of December 31, 2012, the Company had unearned compensation of $87,000 associated with all of the Company’s restricted stock awards; the expense is to be recognized over the next two years. The unvested portion of restricted stock awards at December 31, 2012 and 2011 was approximately 19,000 and 61,000 shares, respectively.

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

The Company contributed approximately $225,000 and $181,000 to the plan during the years ended December 31, 2012 and 2011, respectively.

13.	INCOME TAXES:
For the year ended December 31, 2012, the Company utilized net operating loss carry-forwards to offset income taxes except for $70,000 of state income and federal minimum taxes.  For the comparable period in 2011, the Company utilized net operating loss carry-forwards to offset income taxes except for $87,000 for state income and federal minimum tax expense.

At December 31, 2012 and 2011, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $5,000,000 and $6,000,000, respectively, at December 31, 2012.  The net operating loss carry-forwards expire from 2018 through 2032.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

December 31,	2012	2011
Tax at U.S. statutory rates	(34.0)%	34.0%
State income and federal minimum taxes	108.0%	3.0%
Change in valuation allowance	17.0%	(36.0)%
Permanent difference-officers life insurance	2.0%	2.0%
Nondeductible expenses	15.0%	-
	108.0%	3.0%

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2012	2011

Alternative minimum tax credit carry-forward	$573,000	$573,000
Net operating loss carryfowards	2,211,000	3,481,000

Temporary differences in bases of assets and liabilities:
Accounts receivable and inventory	488,000	640,000
Accrued expenses	406,000	133,000
Stock-based compensation	4,000	21,000
Goodwill	1,502,000	1,420,000
Intangible assets	882,000	984,000
Deferred revenue	-	31,000
Property and equipment	(7,000)	(40,000)
	3,275,000	3,189,000
Total deferred tax assets, net	6,059,000	7,243,000

Valuation allowance	(3,806,000)	(4,982,000)
Net deferred tax assets	$2,253,000	$2,261,000

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The decrease in the valuation allowance in 2012 was principally due to the expiration of net operating loss carryforwards. At December 31, 2012 and 2011, the Company evaluated its income projections and determined it was more likely than not that based on those projections certain deferred tax assets will be realized. As a result, the Company has recorded a partial valuation allowance against its deferred tax assets at December 31, 2012 and 2011.

Deferred income taxes are included in the accompanying balance sheet as follows:

	2012	2011
Current asset	$447,000	$527,000
Long-term asset	1,806,000	1,734,000
	$2,253,000	$2,261,000

14.	SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:
Sales to a significant customer accounted for approximately 20% and sales to significant customers accounted for approximately 33% (22% and 11%) of the Company's consolidated net sales for the years ended December 31, 2012 and 2011, respectively.

For  the years ended December 31, 2012 and 2011, significant customers of the Company's Electronics Group accounted for approximately 51% (28%, 13% and 10%) and 63% (30%, 18% and 15%), respectively, of the Electronics Group's net sales.

Significant customers of the Company's Power Group accounted for approximately 35% (12% , 12%, and 11%) and 24% (14% and 10%) of the Power Group's net sales for the years ended December 31, 2012 and 2011, respectively.

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
The Company entered into a sale-leaseback of its New York operating facility in 2001. Effective January 1, 2011, the Company entered into an amendment to the lease. The amendment extended the lease expiration date to December 31, 2021 and modified the annual lease payments as follows; approximately $390,000 for the years 2011 through 2013, approximately $424,800 for the years 2014 through 2016, and approximately $463,200 for the years 2017 through 2021. The Company’s landlord agreed, at its sole expense, to make certain improvements to the facility.

In April 2009, the Company’s TDL subsidiary entered into a five year lease for a new operating facility commencing November 1, 2009 and expiring November 2014. Annual rent payments pursuant to an amendment to the lease, will be approximately $183,600 for the first four years of the lease and approximately $213,600 for year  five of the lease. The lease includes two five year renewable options. Additional operating leases are for the ICS facility, a sales office, vehicles and office equipment.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying consolidated financial statements.

Future minimum lease payments as of December 31, 2012 under all operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,
2013	779,000
2014	694,000
2015	475,000
2016	475,000
2017 and thereafter	2,358,000
Total future minimum lease payments	$4,781,000

Rent expense for operating leases was approximately $715,000 and $805,000 for the years ended December 31, 2012 and 2011, respectively.

16.	COMMITMENTS:
In March 2012, the Company reached a decision that made it probable that the employment agreement of its former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares vested as of July 31, 2012 which resulted in share based compensation expense of approximately $138,000. As of December 31, 2012, the liability associated with the non-renewal of the former chief operating officer contract was approximately $702,000.

The Company elected not to renew the employment agreement of its former chief executive officer effectively terminating his employment as of December 31, 2010. The Company recorded an expense during the year ended December 31, 2010 of $2,000,000 representing its estimated contractual obligation, along with associated costs, relating to the contract non-renewal. In March 2011, the former chief executive officer filed for an arbitration hearing in the City of New York to settle a dispute regarding certain contractual obligations owed in connection with the contract non-renewal. In April 2012, the arbitrator granted a binding final award on this matter, which did not result in any material change to the Company’s original $2,000,000 charge. As of December 31, 2012, the liability associated with the former chief executive officer was fully paid.

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of business. The Company is not currently involved in any other legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.

The Company also has employment agreements with two executive officers and four other principal officers. At December 31, 2012, the total contractual obligations under these agreements over the next two years is approximately $1,931,000. In addition, two executive officers are entitled to bonuses based on certain performance criteria, as defined, and five officers and five key employees are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $232,000 and $419,000 for years ended December 31, 2012 and 2011, respectively.

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

The following is the Company's reporting segment information as of and for the years ended December 31, 2012 and 2011:

Year ended December 31,	2012	2011
Net sales:
Electronics Group:
Domestic	$15,311,000	$17,657,000
Foreign	1,755,000	1,053,000
Total Electronics Group	17,066,000	18,710,000
Power Group:
Domestic	11,326,000	11,403,000
Foreign	1,056,000	1,323,000
Total Power Group	12,382,000	12,726,000
Intersegment Sales	(10,000)	(395,000)
Total net sales	$29,438,000	$31,041,000

Income (loss) before income tax provision:
Electronics Group (1)	$(1,592,000)	$1,563,000
Power Group	2,717,000	3,009,000
Intersegment profit	14,000	(42,000)
General corporate expenses not allocated	(1,224,000)	(1,256,000)
Interest expense	(124,000)	(189,000)
Investment and other income, net	144,000	149,000
(Loss) income before income tax provision	$(65,000)	$3,234,000

December 31,	2012	2011
Assets:
Electronics Group	$12,540,000	$12,118,000
Power Group	8,504,000	6,846,000
General corporate assets not allocated	3,982,000	6,557,000
Elimination of intersegment receivables	-	(46,000)
Elimination of intersegment gross profit in ending inventory	(50,000)	(64,000)

Total assets	$24,976,000	$25,411,000

Depreciation and amortization:
Electronics Group	$288,000	$270,000
Power Group	-	-
Corporate	2,000	1,000
Total depreciation and amortization	$290,000	$271,000

(1)	Includes costs related to non-renewal of a senior officer contract and a goodwill impairment charge of $1,194,000 and $820,000, respectively, in 2012.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	NET INCOME (LOSS) PER COMMON SHARE:	The following table sets forth the computation of basic and diluted net income (loss) per common share:

Year Ended December 31,	2012	2011

Denominator:
Denominator for basic net income (loss) per share – weighted-average common shares	4,591,000	4,672,000

Effect of dilutive securities:
Employee and director stock options	-	25,000

Denominator for diluted net income (loss)per share - weighted-average common shares and assumed conversions	4,591,000	4,697,000

The numerator for basic and diluted net income (loss) per share for the years ended December 31, 2012 and 2011 is the net income (loss) for each year.

During the year ended December 31, 2012, the Company had a net loss and therefore did not include 22,000 incremental common shares and options in its calculation of diluted net loss per common share as an inclusion of such securities would be anti-dilutive.

Stock options to purchase 95,000 and 163,000 shares of common stock were outstanding during the year ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted income per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 19,000 and 61,000 shares of restricted common stock were outstanding during the years ended December 31, 2012 and 2011, respectively, but were not included in the computation of basic earnings per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	EQUITY:
In March 2012, the Company purchased, in privately negotiated transactions, 95,000 shares of its common stock for total cash consideration of approximately $402,000. In August 2012, the Company purchased, in a privately negotiated transaction, 100,000 shares of its common stock for total cash consideration of approximately $308,000. Under the terms of the Company’s New Credit Agreement, entered into November 8, 2012, the Company is permitted to purchase up to an additional $400,000 of its common stock during the term of the Agreement. In November 2012, the Company’s Board of Directors authorized management, in its discretion, to purchase up to this dollar amount of common stock. From the commencement of the New Credit Agreement to March 22, 2013, the Company purchased a total of approximately 34,000 of its common shares for total cash consideration of approximately $115,000 for an average price of $3.34 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ORBIT INTERNATIONAL CORP.

Dated: March 29, 2013	By:	/s/ Mitchell Binder
Mitchell Binder, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell Binder	President, Chief Executive	March 29, 2013
Mitchell Binder	Officer and Director
(Principal Executive Officer)

/s/ David Goldman	Chief Financial Officer and	March 29, 2013
David Goldman	Treasurer
(Principal Financial and
Accounting Officer)

/s/ Fredric Gruder	Director	March 29, 2013
Fredric Gruder

/s/ Bernard Karcinell	Director	March 29, 2013
Bernard Karcinell

/s/ Sohail Malad	Director	March 29, 2013
Sohail Malad

/s/ Lawrence Rainville	Director	March 29, 2013
Lawrence Rainville

/s/ Wayne Cadwallader	Director	March 29, 2013
Wayne Cadwallader