Form 10-Q
period 2013-03-31
ORBIT INTERNATIONAL CORP
filed 2013-05-15
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,591,987 shares of common stock, par value $.10, as of May 12, 2013.

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2013	2012
	(unaudited)
Current assets:

Cash and cash equivalents	$1,179,000	$610,000
Investments in marketable securities	261,000	251,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	4,067,000	5,372,000
Inventories	12,928,000	13,271,000
Costs and estimated earnings in excess of billings on uncompleted contracts	884,000	875,000
Deferred tax asset	647,000	447,000
Other current assets	234,000	252,000

Total current assets	20,200,000	21,078,000

Property and equipment, net	1,159,000	1,099,000

Goodwill	868,000	868,000

Deferred tax asset	1,603,000	1,806,000

Other assets	111,000	125,000

TOTAL ASSETS	$23,941,000	$24,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	March 31,	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Current portion of long-term debt	$33,000	$33,000
Note payable - bank	2,700,000	3,324,000
Accounts payable	782,000	741,000
Liability associated with non-renewal of senior officer contract	563,000	661,000
Income taxes payable	4,000	2,000
Accrued expenses	1,129,000	1,294,000
Customer advances	17,000	88,000

Total current liabilities	5,228,000	6,143,000

Liability associated with non-renewal of senior officer contract, net of current portion	33,000	41,000

Long-term debt, net of current portion	-	8,000

Total liabilities	5,261,000	6,192,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,232,000 and 5,102,000 shares issued at 2013 and 2012, respectively,and 4,630,000 and 4,515,000 shares outstanding at 2013 and 2012, respectively	523,000	510,000
Additional paid-in capital	22,741,000	22,726,000
Treasury stock, at cost, 602,000 and 587,000 shares at 2013 and 2012, respectively	(1,756,000)	(1,700,000)
Accumulated other comprehensive income (loss), net of tax	1,000	(3,000)
Accumulated deficit	(2,829,000)	(2,749,000)

Total stockholders’ equity	18,680,000	18,784,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,941,000	$24,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$6,447,000	$6,162,000

Cost of sales	3,956,000	3,775,000

Gross profit	2,491,000	2,387,000

Selling, general and administrative expenses	2,531,000	2,597,000
Costs related to non-renewal of senior officer contract	-	1,194,000
Interest expense	17,000	34,000
Investment and other income, net	(3,000)	(93,000)

Loss before income tax provision	(54,000)	(1,345,000)

Income tax provision	26,000	30,000

NET LOSS	(80,000)	(1,375,000)
Change in unrealized gains and (losses) on marketable securities, net of income tax	4,000	15,000

Comprehensive loss	$(76,000)	$(1,360,000)

Net loss per common share:

Basic	$(0.02)	$(0.30)
Diluted	$(0.02)	$(0.30)

The accompanying notes are in integral part of these condensed consolidated financial statements.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:

Net loss	$(80,000)	$(1,375,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Share-based compensation expense	28,000	52,000
Depreciation and amortization	68,000	66,000
Loss on sale of marketable securities	2,000	-
Bond premium amortization	1,000	1,000

Changes in operating assets and liabilities:

Accounts receivable	1,305,000	1,255,000
Inventories	343,000	(1,491,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,000)	-
Other current assets	18,000	31,000
Other assets	14,000	2,000
Accounts payable	41,000	549,000
Accrued expenses	(165,000)	(331,000)
Income taxes payable	2,000	(30,000)
Income taxes receivable	-	(8,000)
Customer advances	(71,000)	11,000
Liability associated with non-renewal of senior officers’ contracts	(106,000)	730,000-

Net cash provided by (used in) operating activities	1,391,000	(538,000)

Cash flows from investing activities:

Purchases of property and equipment	(128,000)	(147,000)
Purchase of marketable securities	(156,000)	(4,000)
Sale of marketable securities	150,000	- -

Net cash used in investing activities	(134,000)	(151,000)

(continued)

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from financing activities:

Purchase of treasury stock	(56,000)	(402,000)
Proceeds from issuance of long-term debt	-	66,000
Repayments of note payable - bank	(624,000)	-
Restricted cash	-	(1,000)
Repayments of long-term debt	(8,000)	(233,000)

Net cash used in financing activities	(688,000)	(570,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	569,000	(1,259,000)

Cash and cash equivalents – Beginning of period	610,000	1,709,000

CASH AND CASH EQUIVALENTS – End of period	$1,179,000	$450,000

Supplemental cash flow information:

Cash paid for interest	$18,000	$35,000

Cash paid for income taxes	$24,000	$68,000

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2013.

These condensed consolidated statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K.

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

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of March 31, 2013, the Company has no material uncertain tax positions. The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return, the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2009 remain open to examination by such taxing authorities.

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

(Note 2) - Stock Based Compensation:

At March 31, 2013, the Company has two stock-based employee compensation plans. At March 31, 2013, approximately 6,000 shares of common stock were reserved for future issuance of stock options, restricted stock and stock appreciation rights. These plans provide for the granting of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $28,000 and $52,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company's stock-based employee compensation plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from seven to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the three months ended March 31, 2013, 130,000 shares of restricted stock were awarded to senior management which will vest over seven years. As of March 31, 2013, the Company had unearned compensation of $480,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next seven years. The unvested portion of restricted stock awards at March 31, 2013 and 2012 were approximately 149,000 and 28,000 shares, respectively.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) - Stock Based Compensation (continued):

Stock option activity during the three months ended March 31, 2013, under all stock option plans is as follows:

Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)
Options outstanding, January 1, 2013	178,000	$3.58	2

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Options outstanding, March 31, 2013	178,000	$3.58	2

Outstanding exercisable at March 31, 2013	164,000	$3.72	2

At March 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $137,000 and $113,000, respectively. At the comparable 2012 period, the aggregate intrinsic value of options outstanding and exercisable was $213,000 and $145,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the three months ended March 31, 2013:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested stock options at January 1, 2013	28,000	$1.02

Granted	-	-

Vested	(14,000)	$1.02

Forfeited	-	- .

Nonvested stock options at March 31, 2013	14,000	$1.02

At March 31, 2013, there was approximately $1,000 of unearned compensation cost related to the above non-vested stock options. The cost is expected to be recognized over the next year.

Index

    ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 3) – Debt:

On November 8, 2012, the Company entered into a new credit agreement (“New Credit Agreement”) with a new commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. The line of credit matures on November 8, 2013 and may be renewed on an annual basis. Payment of interest on the line of credit is due at a rate per annum as follows: (i) variable at the lender’s prime lending rate (3.25% at March 31, 2013) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities. The line of credit is secured by a first priority security interest in all of the Company’s tangible and intangible assets. Outstanding borrowings under the line of credit were $2,700,000 at March 31, 2013.

The New Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined, under the New Credit Agreement. The Company was in compliance with the financial covenants contained in the New Credit Agreement at March 31, 2013.

During March 2012, the Company entered into a two-year $65,000 installment loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate is 3.25%, is payable in twenty-four (24) monthly payments of approximately $2,800, is secured by the related leasehold improvement, and matures March 2014. The unpaid balance on the installment loan agreement was $33,000 at March 31, 2013.

(NOTE 4) – Net Loss Per Common Share:

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2013	2012
Denominator:
Denominator for basic net loss per share - weighted-average common shares	4,487,000	4,646,000
Effect of dilutive securities:
Employee and directors stock options	-	-
Unearned portion of restricted stock awards	-	-

Denominator for diluted net loss per share - weighted-average common shares and assumed conversion	4,487,000	4,646,000

The numerator for basic and diluted net loss per share for the three month periods ended March 31, 2013 and 2012 is the net loss for each period.

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Net Loss Per Common Share (continued):

During the three months ended March 31, 2013 and 2012, the Company had a net loss and therefore did not include 31,000 and 26,000 incremental common shares, respectively, in its calculation of diluted net loss per share since an inclusion of such securities would be anti-dilutive.

Options to purchase 95,000 and 163,000 shares of common stock were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted loss share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 149,000 and 55,000 shares of common stock were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of basic loss per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE 5) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 6) - Inventories:

Inventories are comprised of the following:

	March 31,	December 31,
	2012	2012
Raw Materials	$7,541,000	$8,199,000
Work-in-process	5,010,000	4,742,000
Finished goods	377,000	330,000
TOTAL	$12,928,000	$13,271,000

(NOTE 7) – Marketable Securities:

The following is a summary of the Company’s available-for-sale marketable securities at March 31, 2013 and December 31, 2012:

			Unrealized
	Adjusted	Fair	Holding
March 31, 2013	Cost	Value	Gain(Loss)

Corporate Bonds	$260,000	$261,000	$1,000

December 31, 2012

Corporate Bonds	$257,000	$251,000	$(6,000)

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

The table below presents the balances, as of March 31, 2013 and December 31, 2012, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

March 31, 2013	Total	Level 1	Level 2	Level 3

Corporate Bonds	$261,000	$261,000	$-	$-

December 31, 2012	Total	Level 1	Level 2	Level 3

Corporate Bonds	$251,000	$251,000	$-	$-

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

The following is the Company’s business segment information for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Net sales:
Electronics
Domestic	$2,837,000	$2,640,000
Foreign	351,000	466,000
Total Electronics	3,188,000	3,106,000
Power Units
Domestic	3,072,000	2,705,000
Foreign	200,000	351,000
Total Power Units	3,272,000	3,056,000

Intersegment Sales	(13,000)	-

Total	$6,447,000	$6,162,000

Income (Loss) before income tax provision:
Electronics Group	$(467,000)	$(1,733,000)
Power Group	734,000	646,000
General corporate expenses not allocated	(307,000)	(317,000)
Interest expense	(17,000)	(34,000)
Investment and other income, net	3,000	93,000

Loss before income tax provision	$(54,000)	$(1,345,000)

Index

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 10) - Goodwill:

As of March 31, 2013 and December 31, 2012, the Company's goodwill consists of the following:

Gross			Net
Carrying	Accumulated	Accumulated	Carrying
Value	Amortization	Impairment	Value
$9,798,000	-	$(8,930,000)	$868,000

(NOTE 11) – Income Taxes:

For the three months ended March 31, 2013 and 2012, the Company recorded $26,000 and $30,000, respectively, of state income and federal minimum tax expense.

(NOTE 12) – Liability Associated with Non-renewal of Senior Officer Contract:

In March 2012, the Company reached a decision that made it probable that the employment agreement of its former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares vested as of July 31, 2012, which resulted in share based compensation expense of approximately $138,000. As of March 31, 2013, the liability associated with the non-renewal of the former chief operating officer contract was approximately $596,000.

(NOTE 13) – Equity:

Under the terms of the Company’s New Credit Agreement, entered into November 8, 2012, the Company is permitted to purchase up to an additional $400,000 of its common stock during the term of the Agreement. In November 2012, the Company’s Board of Directors authorized management, in its discretion, to purchase up to this dollar amount of common stock. From the commencement of the New Credit Agreement to May 12, 2013, the Company purchased a total of approximately 76,000 of its common shares for total cash consideration of approximately $263,000 for an average price of $3.48 per share.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

Executive Overview

We recorded an increase in revenue and a decrease in our net loss for the three months ended March 31, 2013 as compared to the same period in 2012. Our revenue increase was due to an increase in sales from both our Electronics and Power Groups. The decrease in our net loss was primarily attributable to a $1,194,000 charge taken in the prior year period relating to the non-renewal of our former chief operating officer’s contract. The decrease in our net loss was also attributable, to a lesser extent, to an increase in profitability at our Power Group and a decrease in the net loss at our Electronics Group.

Our backlog at March 31, 2013 was approximately $14,700,000 compared to $15,900,000 at December 31, 2012 due to a lower backlog at both our Electronics and Power Groups.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant number of business opportunities and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Our financial condition remains strong as evidenced by our 3.9 to 1 current ratio at March 31, 2013. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. The new credit facility expires November 8, 2013. We were in compliance with the financial covenants contained in the New Credit Agreement at March 31, 2013. Under the terms of our New Credit Agreement entered into November 8, 2012, we are permitted to purchase up to an additional $400,000 of our common stock during the term of our New Credit Agreement. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to this dollar amount of our common stock. On March 6, 2013, our Board of Directors approved a 10b5-1 Plan through which we will conduct our currently authorized stock buy back program. From the commencement of the New Credit Agreement to May 12, 2013, we purchased a total of approximately 76,000 shares of our common stock for total cash consideration of approximately $263,000 for an average price of $3.48 per share.

Index

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

Deferred Tax Asset

At March 31, 2013, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $5,000,000 and $6,000,000, respectively that expire from 2018 through 2032. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected accordingly. We will evaluate the possibility of changing some or all of our valuation allowance relating to our deferred tax asset should we become profitable or incur further losses in the future. The increase or reduction of some or all of our valuation allowance would create a deferred tax expense or benefit, resulting in a decrease or increase to net income in our consolidated statements of operations.

Index

Impairment of Goodwill

The balance of our goodwill, as of March 31, 2013, is $868,000 for Behlman. After applying ASU 2011-08, the Company performed a qualitative assessment on Behlman’s goodwill at December 31, 2012. The Company concluded as of December 31, 2012 that the fair value of Behlman was more likely than not greater than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s bookings and revenue in 2012 (approximately $12.5 million and  $12.4 million, respectively), ii) Behlman’s net income (approximately $2.8 million) in 2012, iii) Behlman’s backlog at December 31, 2012 of approximately $8.1 million and iv) the result of our 2010 quantitative goodwill impairment test under which Behlman’s fair value at December 31, 2010 exceeded its carrying amount by approximately 27%.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $28,000 and $52,000 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, 130,000 shares of restricted stock were awarded to senior management. During the comparable period in 2012, no shares of restricted stock or stock options were granted.

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

Index

Marketable Securities

We currently have approximately $261,000 invested in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Results of Operations

Three month period ended March 31, 2013 v. March 31, 2012

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

Consolidated net sales for the three month period ended March 31, 2013 increased by 4.6% to $6,447,000 from $6,162,000 for the three month period ended March 31, 2012. The increase was principally due to increases of 2.6% and 7.1% from both our Electronics and Power Groups, respectively. The increase in sales from our Electronics Group was primarily attributable to an increase in sales from our Orbit Instrument Division and our ICS subsidiary that was partially offset by a decrease in sales at our TDL subsidiary. The increase in sales at our Orbit Instrument Division was primarily due to an increase in shipments pursuant to customer delivery schedules resulting from higher bookings during the 2012 year as compared to the 2011 year. The decrease in sales at our TDL subsidiary was primarily due to a decrease in shipments pursuant to customer delivery schedules. The increase in sales at our Power Group was principally due to an increase in shipments at both its commercial and COTS divisions primarily due to customer delivery schedules.

Index

Gross profit, as a percentage of sales, for the three months ended March 31, 2013 decreased slightly to 38.6% from 38.7% for the three month period ended March 31, 2012.  The decrease was primarily the result of lower gross profit from our Electronics Group (28.2% in the current year period compared to 29.1% in the prior year period) that was partially offset by slightly higher gross profit from our Power Group (48.7% in the current year period compared to 48.5% in the prior year period). The decrease in gross profit from our Electronics Group was principally due to lower gross profit from our TDL and ICS subsidiaries that was partially offset by higher gross profit at our Orbit Instrument Division. The decrease in gross profit at our TDL subsidiary was primarily due to lower sales and higher material costs principally due to the shipment of a prototype order during the current year period. The decrease in gross profit at our ICS subsidiary was primarily due to higher estimated costs relating to its Signal Data Converter order which is accounted for under the percentage of completion method. The increase in gross profit at our Orbit Instrument Division was principally due to a change in product mix and higher sales during the current year period. The increase in gross profit from our Power Group was principally due to operating leverage inherent in our business due to the increase in sales during the current period.

Selling, general and administrative expenses decreased by 2.5% to $2,531,000 for the three month period ended March 31, 2013 from $2,597,000 for the three month period ended March 31, 2012 principally due to lower selling, general and administrative expenses from our Electronics Group that was partially offset by slightly higher corporate costs and selling, general and administrative expenses from our Power Group. The decrease in selling, general and administrative expense at our Electronics Group during the current year period was principally due to a reduction in personnel at our ICS subsidiary. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2013 decreased to 39.3% from 42.1% for the three month period ended March 31, 2012 principally due to the increase in sales and a decrease in expenses.

During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our chief operating officer would not be renewed, which would effectively terminate his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

Index

Interest expense for the three months ended March 31, 2013 decreased to $17,000 from $34,000 for the three months ended March 31, 2012. In November 2012, we entered into a new credit agreement with a new commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off all of our obligations (term debt and line of credit) to our former primary lender. The decrease in interest expense was principally due to the pay off of our term debt, a lower interest rate on our new line of credit and despite an increase in amounts owed under our line of credit.

Investment and other income for the three month period ended March 31, 2013 decreased to $3,000 from $93,000 for the three-month period ended March 31, 2012 principally due to an $85,000 gain recognized during the prior year quarter relating to the remaining unamortized deferred gain on the sale of our building in 2001 and also due to a $2,000 loss on the sale of a corporate bond during the current period.

Net loss before income tax provision was $54,000 for the three months ended March 31, 2013 compared to a net loss before income tax provision of $1,345,000 for the three months ended March 31, 2012.  The net loss decrease was principally due to a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s contract in the prior year period, an increase in sales and gross profit from our Power Group, a decrease in selling, general and administrative expenses and a decrease in interest expense that was partially offset by a decrease in investment and other income and a slight decrease in gross profit at our Electronics Group.

Income taxes for the three months ended March 31, 2013 and March 31, 2012 consist of $26,000 and $30,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net loss for the three months ended March 31, 2013 was $80,000 compared to a net loss of $1,375,000 for the year ended March 31, 2012.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended March 31, 2013 increased to $31,000 from a loss of $1,245,000 for three months ended March 31, 2012.  Listed below is the EBITDA reconciliation to net income (loss):

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

Index

	Three months ended
	March 31,
	2013	2012
Net loss	$(80,000)	$(1,375,000)
Interest expense	17,000	34,000
Income tax expense	26,000	30,000
Depreciation and amortization	68,000	66,000
EBITDA	$31,000	$(1,245,000)

Material Change in Financial Condition

Working capital increased slightly to $14,972,000 at March 31, 2013 compared to $14,935,000 at December 31, 2012.  The ratio of current assets to current liabilities was 3.9 to 1 at March 31, 2013 compared to 3.4 to 1 at December 31, 2012.

Net cash provided by operating activities for the three month period ended March 31, 2013 was $1,391,000, primarily attributable to a decrease in accounts receivable and inventory, an increase in accounts payable and the non-cash depreciation and stock based compensation that was partially offset by the net loss for the period, a decrease in customer advances, accrued expenses and the liability associated with the non-renewal of a senior officer contract. Net cash used in operating activities for the three month period ended March 31, 2012 was $538,000, which was primarily attributable to the net loss for the period, the increase in inventory and the decrease in accrued expenses and despite the increase in the liability associated with the non-renewal of senior officers’ contracts and accounts payable, and a decrease in accounts receivable and the non-cash depreciation and stock based compensation.

 Cash flows used in investing activities for the three month period ended March 31, 2013 was $134,000, attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the three month period ended March 31, 2012 was $151,000, attributable to the purchase of fixed assets.

Cash flows used in financing activities for the three month period ended March 31, 2013 was $688,000, attributable to the repayment of note payable-bank and long term debt and the purchase of treasury stock. Cash flows used in financing activities for the three month period ended March 31, 2012 was $570,000, primarily attributable to the repayment of long term debt and the purchase of treasury stock which was partially offset by the proceeds from the issuance of long term debt.

The New Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the Line of Credit terminates) in the event of a default, as defined, under the New Credit Agreement. We were in compliance with the financial covenants contained in the New Credit Agreement at March 31, 2013.

Index

Our existing capital resources, including our bank credit facility (which we expect to renew in 2013) and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

Under the terms of our New Credit Agreement, we are permitted to purchase up to an additional $400,000 of our common stock during the term of the Agreement. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to this dollar amount of common stock. From the start of the New Credit Agreement on November 8, 2012 to May 12, 2013, we purchased a total of approximately 76,000 of our common shares for total cash consideration of approximately $263,000 for an average price of $3.48 per share.

On March 6, 2013, our Board of Directors approved a 10b5-1 Plan (the “Plan”) through which we will conduct our currently authorized stock buy back program. We have authorized a total of approximately $300,000 which may be devoted to repurchases made pursuant to the Plan.  As of May 12, 2013, we had approximately $137,000 available for repurchases under the Plan.

Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at March 31, 2013 was $14.7 million compared to $21.2 million at March 31, 2012.  The decrease in backlog at March 31, 2013 from March 31, 2012 was attributable to lower backlogs at both our Electronics and Power Groups.  The decrease in the backlog was attributable to several significant orders booked by the Electronics Group in the first quarter of the prior year under programs for which orders are again expected in the current year but have not yet been received to date.

Our backlog at March 31, 2013 does not include approximately $4.2 million of orders that have not yet been funded against a base contract award for approximately $5.8 million received by ICS for its Signal Data Converter (“SDC”). Our backlog at March 31, 2013, inclusive of the full base contract award for the SDC would be $18.9 million. The $4.2 million remainder of the contract was expected to be received during the first quarter of 2013 so that all shipments would be completed by the end of 2013. However, ICS was notified by its customer that orders and deliveries under this contract will be spread over a four year period.  The initial production order is expected in the third quarter of 2013 for approximately $800,000 to $900,000.

Bookings at our Orbit Instrument Division exceeded $10,000,000 in 2012 due to significant orders for our Remote Control Units (RCU) and FAA keyboards that were expected in 2011 but were received in the first quarter of 2012 along with orders received for our Color Programmable Entry Panels (CPEP). We again received orders for our RCU in the first quarter of 2013 but have not yet received new orders in 2012 for our FAA keyboards and our CPEP’s. FAA keyboard and CPEP orders are expected in the second or third quarter of 2013. There has been a significant amount of bid and proposal activity for our Orbit Instrument Division on both legacy products and new opportunities.  Information from our customers related to all legacy opportunities is that the timing of the receipt of these awards is uncertain but the business remains intact. Our Orbit Instrument Division recorded improved gross margins in the first quarter of 2013 compared to 2012.  We expect that these margins can be maintained in 2013 but only if certain outstanding proposals can be converted to purchase orders on a timely basis so that revenue levels can be sustained.

Index

ICS last received a follow-on award for its MK-119 Gun Console System for 2012 delivery. Future orders on this program for foreign military sales are expected no earlier than 2014. ICS developed and shipped three prototype SDC units during the second quarter of 2011 and received an order for two additional prototype SDCs, one that was delivered in the second quarter of 2012 and the other delivered during the third quarter of 2012. In April 2012, ICS received a follow-on base contract award mentioned earlier for its SDC for approximately $5,758,000. ICS received initial orders of $1,597,000 against this contract.  The remainder of this contact is expected to be awarded over a four year period. ICS is currently working on other business opportunities and has took certain cost cutting initiatives in 2012 including a reduction in personnel in November 2012 and the consolidation of its two operating facilities into one.  We are planning to relocate ICS’s operations into a smaller, more suitable facility when its lease expires in early 2014, thereby creating additional savings.

TDL continues to work with several prime contractors on new prototype and pre-production orders but is experiencing significant delays to expected follow-on production awards.  An order for avionic displays was initially expected during the second quarter of 2012 but the order of approximately $1,143,000 was received at the end of 2012. Follow-on orders are expected for these displays over the next three years. However, timing remains an uncertainty for other expected follow-on awards that TDL has been waiting on since the end of 2012. Any further significant delay to the receipt of these awards could adversely affect TDL’s operating performance for 2013.

For the year ended December 31, 2012, operating results for the Power Group decreased from the prior year but business conditions remained strong. We experienced a 10.1% and 13.1% decrease in bookings at our COTS and Commercial Divisions, respectively for 2012 compared to the prior year period. Overall, bookings decreased by approximately 11.7% from the record levels in 2011. Despite the decrease in bookings, as evidenced by our first quarter 2013 results, we expect revenue and profitability for 2013 to improve from 2012 levels based on customer delivery schedules.

We were initially optimistic about our operating performance for 2013, but this was predicated upon no unknown adverse consequences of the budget discussions being conducted in Washington DC.  On March 1, 2013, our government officials failed to reach a consensus to avoid sequestration cuts.  These cuts could have a profound effect on the budget for the Department of Defense and their implementation has created great uncertainty for our Company and the defense industry as a whole.  At the present time, it appears the greatest immediate impact of sequestration will be government furloughs. Program contract delays, such as what we are experiencing now, particularly at our Orbit Instrument Division and TDL subsidiary, have always been a factor in our business. Government furloughs resulting from sequestration may exacerbate this problem. Continued delays in contract awards could adversely impact our delivery schedules and compromise our operating leverage, which currently could adversely impact our results for 2013. Nevertheless, it appears that aside from the timing of the receipt of certain pending orders, all of our legacy business with our customers remains intact. A resolution to sequestration would, in any event, significantly improve the environment in which we are operating.

Index

Reductions in the level of military spending by the U.S. Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings.  However, we believe that current plans for cuts in defense spending will be in areas of the defense budget in which we generally do not participate.  In fact, we believe that as military assets return from the Middle East, the need for refurbishment and modernization could become a defense spending priority.  Therefore, we believe there could be significant opportunities for us as military efforts are curtailed and defense spending priorities are refocused.  However, future business for our Company resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors.

Although our Electronics Group and the COTS Division of our Power Group are pursuing several opportunities for reorders as well as new contract awards, we have normally found it difficult to predict the timing of such awards.  In addition, we have several new opportunities that are in the prototype or pre-production stage.  These opportunities generally move to a production stage at a later date, although the timing is also uncertain.  However, once initial production orders are received, we are generally well positioned to receive follow-on orders depending on government needs and funding requirements.

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions.  Again, due to sequestration, the merger and acquisition process has become more difficult.  Because of the uncertainty surrounding the DoD budget, there is elevated risk to revenue and profitability projections from potential targets.  Through the past several years, we reviewed various potential acquisitions and believe there will be opportunities available, particularly to integrate into our current operating facilities. Currently, we are not engaged in any discussions, beyond preliminary, related to any specific acquisition target, and there is no assurance that any future acquisition will be accomplished.

Although we have had several positive discussions with investment bankers looking to support our M&A initiatives, there can be no assurance that we will obtain the necessary financing to complete additional acquisitions. Moreover, even if we are able to obtain financing, there can be no assurance that we will have sufficient income from operations from any acquired companies to satisfy scheduled debt payments, in which case, we will be required to make the payments out of our existing operations.

Index

We will continue to use the cash generated by our operations to pay down our debt and repurchase our shares in the marketplace.  Since January 1, 2012, we have repurchased in excess of 271,000 shares at an average price of $3.60.  Our tangible book value at March 31, 2013 was $3.85 per share and we plan to continue to purchase shares under this trading level.  However, subject to our current 10b5-1 Plan, management could decide to curtail, temporarily cease or discontinue our repurchase program due to certain restrictions contained in our lending agreement or because of other general market conditions.

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

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II- OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
    None.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.

Issuer's Purchase of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares(or Units) Purchased	Average Price Paid per Share(or Unit)	Total Number of Shares(or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares(or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- 31, 2013	5,073	$3.36	5,073	$309,000
February 1-28, 2013	-	-	-	-
March 1-31, 2013	10,735	$3.64	10,735	$270,000
Total	15,808	$3.55	15,808

Item 3.	DEFAULTS UPON SENIOR SECURITIES
    None.

Item 4.	MINE SAFETY DISCLOSURE
    Not applicable.

Item 5.	OTHER INFORMATION
    None.

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in XBRL.

*Filed with this report.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	May 15, 2013	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and Director

Dated:	May 15, 2013	/s/ David Goldman
David Goldman, Chief
Financial Officer