Form 10-Q
period 2013-06-30
ORBIT INTERNATIONAL CORP
filed 2013-08-14
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,551,598 shares of common stock, par value $.10, as of August 12, 2013.

Index
PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2013	December 31, 2012
	(unaudited)
Current assets:

Cash and cash equivalents	$847,000	$610,000
Investments in marketable securities	254,000	251,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	4,186,000	5,372,000
Inventories	12,703,000	13,271,000
Costs and estimated earnings in excess of billings on uncompleted contracts	999,000	875,000
Deferred tax asset	320,000	447,000
Other current assets	174,000	252,000

Total current assets	19,483,000	21,078,000

Property and equipment, net	1,115,000	1,099,000

Goodwill	868,000	868,000

Deferred tax asset	1,929,000	1,806,000

Other assets	96,000	125,000

TOTAL ASSETS	$23,491,000	$24,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 31, 2013	December 31, 2012
	(unaudited)
Current liabilities:

Current portion of long-term debt	$25,000	$33,000
Note payable-bank	-	3,324,000
Accounts payable	541,000	741,000
Liability associated with non-renewal of senior officer contract	459,000	661,000
Income taxes payable	23,000	2,000
Accrued expenses	1,241,000	1,294,000
Customer advances	27,000	88,000-

Total current liabilities	2,316,000	6,143,000

Note payable-bank	2,600,000	-

Liability associated with non-renewal of senior officer contract, net of current portion	25,000	41,000

Long-term debt, net of current portion	-	8,000

Total liabilities	4,941,000	6,192,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,232,000 and 5,102,000 shares issued at 2013 and 2012, respectively, and 4,552,000and 4,515,000 shares outstanding at 2013 and 2012,respectively	523,000	510,000
Additional paid-in capital	22,769,000	22,726,000
Treasury stock, at cost, 680,000 and 587,000shares at 2013 and 2012, respectively	(2,025,000)	(1,700,000)
Accumulated other comprehensive gain (loss),net of tax	3,000	(3,000)
Accumulated deficit	(2,720,000)	(2,749,000)

Total stockholders’ equity	18,550,000	18,784,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,491,000	$24,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$12,922,000	$13,671,000	$6,475,000	$7,509,000

Cost of sales	7,934,000	8,450,000	3,978,000	4,675,000

Gross profit	4,988,000	5,221,000	2,497,000	2,834,000

Selling, general and administrative expenses	4,886,000	5,172,000	2,355,000	2,575,000
Costs related to non-renewal of senior officer contract	-	1,194,000	-	-
Interest expense	32,000	70,000	15,000	36,000
Investment and other income, net	(5,000)	(97,000)	(2,000)	(4,000)
Income (loss) before income tax provision	75,000	(1,118,000)	129,000	227,000

Income tax provision	46,000	58,000	20,000	28,000

NET INCOME (LOSS)	$29,000	$(1,176,000)	$109,000	$199,000

Change in unrealized gains and (losses) on marketable securities, net of income tax	6,000	17,000	2,000	2,000

Comprehensive income (loss)	$35,000	$(1,159,000)	$111,000	$201,000

Net income (loss) per common share:

Basic	$.01	$(.26)	$.02	$.04
Diluted	$.01	$(.26)	$.02	$.04

The accompanying notes are an integral part of these condensed financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:

Net income (loss)	$29,000	$(1,176,000)

Adjustments to reconcile net income (loss)to net cash provided by (used in) operating activities:

Share-based compensation expense	56,000	152,000
Bond premium amortization	6,000	1,000
Depreciation and amortization	140,000	141,000
Loss on sale of marketable securities	2,000	-

Changes in operating assets and liabilities:

Accounts receivable	1,186,000	960,000
Inventories	568,000	(2,055,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(124,000)	(43,000)
Other current assets	78,000	66,000
Other assets	29,000	4,000
Accounts payable	(200,000)	34,000
Accrued expenses	(53,000)	(286,000)
Income taxes payable	21,000	(30,000)
Customer advances	(61,000)	-
Liability associated with non-renewal of senior officers’ contracts	(218,000)	701,000

Net cash provided by (used in) operating activities	1,459,000	(1,531,000)

Cash flows from investing activities:

Purchase of property and equipment	(156,000)	(281,000)
Purchase of marketable securities	(151,000)	-
Sale of marketable securities	150,000	-
.
Net cash used in investing activities	(157,000)	(281,000)

(continued)

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from financing activities:

Purchase of treasury stock	(325,000)	(402,000)
Proceeds from issuance of long-term debt	-	65,000
Proceeds from issuance of note payable-bank	-	1,407,000
Restricted cash	-	671,000
Repayments of note payable-bank	(724,000)	-
Repayments of long-term debt	(16,000)	(473,000)

Net cash (used in) provided by financing activities	(1,065,000)	1,268,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	237,000	(544,000)

Cash and cash equivalents - January 1	610,000	1,709,000

CASH AND CASH EQUIVALENTS – June 30	$847,000	$1,165,000

Supplemental cash flow information:

Cash paid for interest	$34,000	$72,000

Cash paid for income taxes	$25,000	$92,000

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

The results of operations for the six and three months ended June 30, 2013 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2013.

These condensed consolidated statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K filed on March 29, 2013.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of June 30, 2013, the Company has no material uncertain tax positions. The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return, the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2009 remain open to examination by such taxing authorities.

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

Index
(ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Deferred Rent

The Company’s leases have escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying condensed consolidated financial statements.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities, net of tax. The Company adopted ASU 2011-05 during the first quarter ended March 31, 2012, which eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. The Company has elected to present the components of net income (loss), the components of other comprehensive income (loss) and total comprehensive income (loss) as a single continuous statement.

(Note 2) - Stock Based Compensation:

At June 30, 2013, the Company had a stock-based employee compensation plan. At June 30, 2013, there were no shares of common stock reserved for future issuance of stock options, restricted stock and stock appreciation rights. The plan provided for the granting of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $56,000 and $28,000 for the six and three months ended June 30, 2013, respectively, and was $152,000 and $100,000, respectively, for the comparable 2012 periods.

The Company's stock-based employee compensation plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from seven to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the six months ended June 30, 2013, 130,000 shares of restricted stock were awarded to senior management which will vest over seven years. As of June 30, 2013, the Company had unearned compensation of $453,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next seven years. The unvested portion of restricted stock awards at June 30, 2013 was approximately 149,000 shares.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) - Stock Based Compensation (continued):

Stock option activity during the six months ended June 30, 2013, under all stock option plans is as follows:

			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)

Options outstanding,January 1, 2013	178,000	$3.58	2

Granted	-	-	-

Forfeited	(3,000)	3.70	-

Exercised	- -	- -	-

Options outstanding,June 30, 2013	175,000	$3.58	1

Outstanding exercisable at June 30, 2013	161,000	$3.72	1

At June 30, 2013, the aggregate intrinsic value of options outstanding and exercisable was $115,000 and $96,000, respectively. At the comparable 2012 period, the aggregate intrinsic value of options outstanding and exercisable was $135,000 and $89,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2013:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value

Nonvested stock options at January 1, 2013	28,000	$1.02

Granted	-	-

Vested	(14,000)	1.02

Forfeited	-	- .

Nonvested stock options at June 30, 2013	14,000	$1.02

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 3) – Debt:

On November 8, 2012, the Company entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. In June 2013, the Company’s Credit Agreement was amended whereby (i) the expiration date on its credit facility was extended to July 1, 2015 and (ii) the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at June 30, 2013) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities, at the Company’s sole discretion. The line of credit is secured by a first priority security interest in all of the Company’s tangible and intangible assets. Outstanding borrowings under the line of credit were $2,600,000 at June 30, 2013.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined under the Credit Agreement. The Company was in compliance with the financial covenants contained in the Credit Agreement at June 30, 2013.

During March 2012, the Company entered into a two-year $65,000 installment loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate is 3.25%, is payable in twenty-four (24) monthly payments of approximately $2,800, is secured by the related leasehold improvement, and matures March 2014. The unpaid balance on the installment loan agreement was $25,000 at June 30, 2013.

(NOTE 4) – Net Income (loss) Per Common Share:

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Six Months Ended		Three Month Ended s
	June 30,		June 30,
	2013	2012	2013	2012
Denominator:
Denominator for basic net income (loss) per share -weighted-average common shares	4,456,000	4,609,000	4,425,000	4,577,000
Effect of dilutive securities:
Employee and directors stock options	21,000	-	21,000	25,000
Unearned portion of restricted stock awards	14,000	-	13,000	3,000

Denominator for diluted net income (loss) per share -weighted-average common shares and assumed conversion	4,491,000	4,609,000	4,459,000	4,605,000

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Net Income (loss) Per Common Share(continued):

The numerator for basic and diluted net income (loss) per share for the six and three month periods ended June 30, 2013 and 2012 is the net income (loss) for each period.

During the six months ended June 30, 2012, the Company had a net loss and therefore did not include 28,000 incremental common shares in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

Options to purchase 92,000 shares of common stock were outstanding during the six and three month periods ending June 30, 2013 and 163,000 shares were outstanding during the comparable periods in 2012, but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 149,000 shares of outstanding common stock during the six and three months ended June 30, 2013 and approximately 61,000 shares of outstanding common stock during the six and three months ended June 30, 2012 were not included in the computation of basic income (loss) per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE 5) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 6) - Inventories:

Inventories are comprised of the following:

	June 30, 2013	December 31, 2012

Raw Materials	$7,299,000	$8,199,000
Work-in-process	5,026,000	4,742,000
Finished goods	378,000	330,000

TOTAL	$12,703,000	$13,271,000

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 7) – Marketable Securities:

The following is a summary of the Company’s available for sale marketable securities at June 30, 2013 and December 31, 2012:

June 30, 2013	Adjusted Cost	Fair Value	Unrealized Holding Gain (Loss)
Corporate Bonds	$250,000	$254,000	$4,000

December 31, 2012
Corporate Bonds	$257,000	$251,000	$(6,000)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 8) - Fair Value of Financial Instruments(continued):

The table below presents the balances, as of June 30, 2013 and December 31, 2012, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

June 30, 2013	Total	Level 1	Level 2	Level 3

Corporate Bonds	$254,000	$254,000	$-	$	- -

December 31, 2012	Total	Level 1	Level 2	Level 3

Corporate Bonds	$251,000	$251,000	$-	$	- -

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

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) - Business Segments(continued):

The following is the Company’s business segment information for the six and three month periods ended June 30, 2013 and 2012:

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2013		2012	2013		2012

Net sales:
Electronics
Domestic	$6,009,000		$6,435,000	$3,172,000		$3,795,000
Foreign	495,000		962,000	144,000		496,000
Total Electronics	6,504,000		7,397,000	3,316,000		4,291,000
Power Units
Domestic	5,907,000		5,640,000	2,835,000		2,935,000
Foreign	531,000		634,000	331,000		283,000
Total Power Units	6,438,000		6,274,000	3,166,000		3,218,000
Intersegment sales	(20,000	)-	-	(7,000	)-	- -
Total	$12,922,000		$13,671,000	$6,475,000		$7,509,000

Income (loss) before income tax provision:
Electronics	$(580,000)		$(1,790,000)	$(113,000)		$(57,000)
Power Units	1,291,000		1,360,000	557,000		714,000
General corporate expenses not allocated	(609,000)		(715,000)	(302,000)		(398,000)
Interest expense	(32,000)		(70,000)	(15,000)		(36,000)
Investment and other income, net	5,000		97,000	2,000		4,000

Income (loss) before income tax provision	$75,000		$(1,118,000)	$129,000		$227,000

(NOTE 10) - Goodwill:

As of June 30, 2013 and December 31, 2012, the Company's goodwill consists of the following:

Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value

$9,798,000	-	$(8,930,000)	$868,000

(NOTE 11) – Income Taxes:

For the six and three months ended June 30, 2013, the Company recorded $46,000 and $20,000, respectively, of state income and federal minimum tax expense. For the comparable periods in 2012, the Company recorded income tax expense of $58,000 and $28,000, respectively, for state income and federal minimum taxes.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 12) – Liability Associated with Non-renewal of Senior Officer Contract:

In March 2012, the Company reached a decision that made it probable that the employment agreement of its former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares vested as of July 31, 2012, which resulted in share based compensation expense of approximately $138,000. As of June 30, 2013, the liability associated with the non-renewal of the former chief operating officer contract was approximately $484,000.

(NOTE 13) – Equity:

In November 2012, the Company’s Board of Directors authorized management, in its discretion, to purchase up to $400,000 of its common stock. On March 6, 2013, the Company’s Board of Directors approved a 10b5-1 Plan through which the Company conducted its authorized stock buy back program. The Company repurchased all of the remaining shares available under its 10b5-1 Trading Plan during the second quarter of 2013. From November 8, 2012 to June 30, 2013, the Company purchased a total of approximately 116,000 of its common shares for total cash consideration of approximately $400,000 for an average price of $3.45 per share. In June 2013, the Company’s Credit Agreement was amended whereby the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are certain statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual financial or operating results to be materially different from our historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may,” “will,” “potential,” “opportunity,” “believes,” “belief,” “expects,” “intends,” “estimates,” “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

Executive Overview

Our net sales during the three and six months ended June 30, 2013 were $6,475,000 and $12,922,000, respectively, compared to $7,509,000 and $13,671,000 during the prior year three and six month periods, respectively. We recorded net income of $109,000 and $29,000 for the three and six months ended June 30, 2013, respectively, compared to net income of $199,000 and a net loss of $1,176,000 in the comparable 2012 periods, respectively. Despite the decrease in sales during the current three and six month periods, our net income did not materially change from the comparable periods in 2012, exclusive of the $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s employment contract in the prior year six month period. This was primarily the result of a change in product mix and cost cutting measures taken over the last several quarters.

Our backlog at June 30, 2013 was approximately $13,600,000 compared to $15,900,000 at December 31, 2012 due to a lower backlog at both our Electronics and Power Groups.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant amount of business opportunities and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Our financial condition remains strong as evidenced by our 8.4 to 1 current ratio at June 30, 2013. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. Accordingly, as of June 30, 2013, our line of credit is now classified as a non-current liability. We were in compliance with the financial covenants contained in our Credit Agreement at June 30, 2013. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to $400,000 of our common stock. On March 6, 2013, our Board of Directors approved a 10b5-1 Plan through which we conducted our authorized stock buy back program. We repurchased all of the remaining shares available under our 10b5-1 Trading Plan during the second quarter of 2013 and we may put a new trading plan in place depending on industry conditions, share price and a determination of capital allocation factors.

Index
From November 8, 2012 to June 30, 2013, we purchased a total of approximately 116,000 shares of our common stock for total cash consideration of approximately $400,000 for an average price of $3.45 per share.

Critical Accounting Policies

The discussion and analysis of our financial condition and the results of operations are based on our financial statements and the data used to prepare them.  Our financial statements have been prepared based on accounting principles generally accepted in the United States of America.  On an on-going basis, we re-evaluate our judgments and estimates including those related to inventory valuation, the valuation allowance on our deferred tax asset, goodwill and intangible assets impairment, valuation of share-based compensation, revenue and cost recognition on long-term contracts accounted for under the percentage-of-completion method and other than temporary impairment on marketable securities.  These estimates and judgments are based on historical experience and various other assumptions that are believed to be reasonable under current business conditions and circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect more significant judgments and estimates in the preparation of the condensed consolidated financial statements.

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

Index
Deferred Tax Asset

At June 30, 2013, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $5,000,000 and $6,000,000, respectively that expire from 2018 through 2032. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized.  We estimate our valuation allowance based on an estimated forecast of our future profitability.  Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected accordingly. We will evaluate the possibility of changing some or all of our valuation allowance relating to our deferred tax asset should we continue our profitability or incur losses in the future. The increase or reduction of some or all of our valuation allowance would create a deferred tax expense or benefit, resulting in a decrease or increase to net income in our condensed consolidated statements of operations.

Impairment of Goodwill

The balance of our goodwill, as of June 30, 2013, is $868,000 for Behlman. After applying ASU 2011-08, we performed a qualitative assessment on Behlman’s goodwill at December 31, 2012. We concluded as of December 31, 2012 that the fair value of Behlman was more likely than not greater than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s bookings and revenue in 2012 (approximately $12.5 million and  $12.4 million, respectively), ii) Behlman’s net income (approximately $2.8 million) in 2012, iii) Behlman’s backlog at December 31, 2012 of approximately $8.1 million and iv) the result of our 2010 quantitative goodwill impairment test under which Behlman’s fair value at December 31, 2010 exceeded its carrying amount by approximately 27%.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $56,000 and $152,000 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, 130,000 shares of restricted stock were awarded to senior management. During the comparable period in 2012, no shares of restricted stock or stock options were granted.

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

Index
Results of Operations

Three month period ended June 30, 2013 v. June 30, 2012

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

Consolidated net sales for the three month period ended June 30, 2013 decreased by 13.8% to $6,475,000 from $7,509,000 for the three month period ended June 30, 2012, due primarily to lower sales from both our Electronics and Power Groups. Sales from our Electronics Group decreased by 22.7% due principally to lower sales from our ICS and TDL subsidiaries and despite an increase in sales from our Orbit Instrument Division. The decrease in sales at our ICS subsidiary was primarily due to the shipment of lower gross margin MK 437 sales in the prior year period. The decrease in sales at our TDL subsidiary was principally due to (i) lower bookings for the first six months of 2013 as compared to the comparable period in 2012 and (ii) the absence of shipments in the current year period for a certain display used in the ground mobile marketplace. The increase in sales at our Orbit Instrument Division was primarily due to increased shipments pursuant to customer delivery schedules. Our Power Group recorded a slight decrease (1.6%) in sales during the current three month period as compared to the prior year period.

Gross profit, as a percentage of sales, for the three months ended June 30, 2013 increased to 38.6% from 37.7% for the three month period ended June 30, 2012.  The increase was the result of higher gross profit at our Electronics Group that was partially offset by lower gross profit at our Power Group. The increase in gross profit from our Electronics Group was principally due to higher gross profit at our TDL subsidiary and to a lesser extent our Orbit Instrument Division which was partially offset by lower gross profit at our ICS subsidiary. The increase in gross profit at our TDL subsidiary was principally due to a change in product mix, primarily the result of the gross margin associated with the shipment of displays used in a major helicopter program and despite lower sales in the current year period. The slight increase in gross profit at our Orbit Instrument Division was primarily the result of an increase in sales during the current year period. The decrease in gross margin at our ICS subsidiary was principally due to lower sales during the current year period and despite the shipment of lower gross margin MK 437 sales in the prior year period. The decrease in gross profit at our Power Group was principally due to slightly lower sales and a change in product mix during the current year period.

Selling, general and administrative expenses decreased by 8.5% to $2,355,000 for the three month period ended June 30, 2013 from $2,575,000 for the three month period ended June 30, 2012. The decrease was due to lower selling, general and administrative expenses from both our Electronics and Power Groups, as well as lower corporate costs. The decrease in selling, general and administrative expenses at our Electronics Group was primarily due to the departure of a senior officer whose duties were assumed by other management and also to a reduction in personnel at our ICS subsidiary. Our Power Group recorded a very slight reduction(less than 1%) in selling, general and administrative expenses for the current three month period. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2013 increased to 36.4% from 34.3% for the three month period ended June 30, 2012 principally due to a decrease in sales and despite a decrease in costs.

Index
Interest expense for the three months ended June 30, 2013 decreased to $15,000 from $36,000 for the three months ended June 30, 2012. In November 2012, we entered into a credit agreement with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off all of our obligations (term debt and line of credit) to our former primary lender. The decrease in interest expense was principally due to the pay off of our term debt, a lower interest rate on our new line of credit and despite an increase in amounts owed under our line of credit.

Investment and other income for the three month period ended June 30, 2013 decreased to $2,000 from $4,000 for the three month period ended June 30, 2012 principally due to higher bond premium amortization expense in the current period.

Net income before taxes was $129,000 for the three months ended June 30, 2013 compared to $227,000 for the three months ended June 30, 2012.  The decrease in income was principally due to a decrease in sales from both our Electronics and Power Groups which was partially offset by an increase in gross margin and a decrease in selling, general and administrative expenses and interest expense.

Income taxes for the three months ended June 30, 2013 and June 30, 2012 consist of $20,000 and $28,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended June 30, 2013 was $109,000 compared to net income of $199,000 for the three months ended June 30, 2012.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended June 30, 2013 decreased to $216,000 from $338,000 for three months ended June 30, 2012.  Listed below is the EBITDA reconciliation to net income:

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

Index
	Three months ended June 30,
	2013	2012
Net income	$109,000	$199,000
Interest expense	15,000	36,000
Income tax expense	20,000	28,000
Depreciation and amortization	72,000	75,000
EBITDA	$216,000	$338,000
Six month period ended June 30, 2013 v. June 30, 2012

Consolidated net sales for the six month period ended June 30, 2013 decreased by 5.5% to $12,922,000 from $13,671,000 for the six month period ended June 30, 2012 due to lower sales from our Electronics Group that was partially offset by higher sales from our Power Group. Sales from our Electronics Group decreased by 12.1%, due principally to a decrease in sales from our ICS and TDL subsidiaries that was partially offset by an increase in sales at our Orbit Instrument Division. The decrease in sales at our ICS subsidiary was primarily due to the shipment of lower gross margin MK 437 sales in the prior year period. The decrease in sales at our TDL subsidiary was principally due to the absence of shipments in the current year period for a certain display used in the ground mobile marketplace. The increase in sales at our Orbit Instrument Division was principally due to increased shipments pursuant to customer delivery schedules. The increase in sales at our Power Group was principally due to an increase in shipments at our commercial division that was partially offset by a decrease in sales at our COTS division.

Gross profit, as a percentage of sales, for the six months ended June 30, 2013 increased to 38.6% from 38.2% for the six month period ended June 30, 2012. This increase was primarily the result of higher gross profit from our Electronics Group that was partially offset by lower gross profit from our Power Group. The increase in gross profit at our Electronics Group was principally due to higher gross profit at our Orbit Instrument Division, primarily due to higher sales and a change in product mix, that was partially offset by lower gross profit at our ICS and TDL subsidiaries primarily the result of lower sales and despite the shipment of lower gross margin MK 437 sales at our ICS subsidiary in the prior year period. The decrease in gross profit at our Power Group was principally due to a change in product mix despite the increase in sales during the current year period.

Selling, general and administrative expenses decreased by 5.5% to $4,886,000 for the six month period ended June 30, 2013 from $5,172,000 for the six month period ended June 30, 2012. The decrease was primarily due to lower selling, general and administrative expenses from our Electronics Group, as well as lower corporate costs, that was partially offset by slightly higher(less than 1%) expenses at our Power Group. The decrease in selling, general and administrative expenses at our Electronics Group was primarily due to the departure of a senior officer whose duties were assumed by other management and also to a reduction in personnel at our ICS subsidiary. Selling, general and administrative expenses, as a percentage of sales, for both the six month period ended June 30, 2013 and 2012 was 37.8%, attributable to a decrease in sales which was offset by a decrease in costs.

Index
During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our former chief operating officer would not be renewed, which would effectively terminate his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

Interest expense for the six months ended June 30, 2013 decreased to $32,000 from $70,000 for the six months ended June 30, 2012. In November 2012, we entered into a credit agreement with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off all of our obligations (term debt and line of credit) to our former primary lender. The decrease in interest expense was principally due to the pay off of our term debt, a lower interest rate on our new line of credit and despite an increase in amounts owed under our line of credit.

Investment and other income for the six month period ended June 30, 2013 decreased to $5,000 from $97,000 for the six month period ended June 30, 2012. The decrease was principally due to an $85,000 gain recognized during the prior period relating to the remaining unamortized deferred gain on the sale of our building in 2001 and also to a $2,000 loss on the sale of marketable securities and higher bond premium amortization expense during the current period.

Net income before taxes was $75,000 for the six months ended June 30, 2013 compared to a net loss before taxes of $1,118,000 for the six months ended June 30, 2012. The increase in profitability was principally due to a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s contract in the prior year period, a decrease in selling, general and administrative expenses and interest expense and an increase in gross margin that was partially offset by a decrease in sales at both our Electronics and Power Groups and a decrease in investment and other income.

Income taxes for the six months ended June 30, 2013 and June 30, 2012 consist of $46,000 and $58,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the six months ended June 30, 2013 was $29,000 compared to a net loss of $1,176,000 for the six months ended June 30, 2012.

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the six months ended June 30, 2013 increased to $247,000 from a loss of $907,000 for the six months ended June 30, 2012.  Listed below is the EBITDA reconciliation to net income:

	Six months ended June 30,
	2013	2012
Net Income (loss)	$29,000	$(1,176,000)
Interest expense	32,000	70,000
Income tax expense	46,000	58,000
Depreciation and amortization	140,000	141,000
EBITDA	$247,000	$(907,000)

Index
Material Change in Financial Condition

Working capital increased to $17,167,000 at June 30, 2013 compared to $14,935,000 at December 31, 2012. The ratio of current assets to current liabilities increased to 8.4 to 1 at June 30, 2013 compared to 3.4 to 1 at December 31, 2012. The increase in working capital was primarily attributable to the reclassification of our line of credit as a non-current liability which was partially offset by the purchase of treasury stock and property and equipment.

Net cash provided by operating activities for the six month period ended June 30, 2013 was $1,459,000, primarily attributable to a decrease in accounts receivable and inventory and the non-cash depreciation and stock based compensation which was partially offset by a decrease in accounts payable and the liability associated with the non-renewal of a senior officer contract and an increase in costs and earnings in excess of billings on uncompleted contracts. Net cash used in operating activities for the six month period ended June 30, 2012 was $1,531,000, primarily attributable to the net loss for the period, an increase in inventory and costs and estimated earnings in excess of billings on uncompleted contracts, the decrease in accrued expenses and taxes payable and despite the decrease in accounts receivable and other current assets, the increase in liabilities associated with the non-renewal of senior officers’ contracts and accounts payable and the non-cash depreciation and stock based compensation.

Cash flows used in investing activities for the six month period ended June 30, 2013 was $157,000, attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the six month period ended June 30, 2012 was $281,000, attributable to the purchase of fixed assets.

Cash flows used in financing activities for the six month period ended June 30, 2013 was $1,065,000, attributable to the repayment of note payable-bank and long term debt and the purchase of treasury stock. Cash flows from financing activities for the six month period ended June 30, 2012 was $1,268,000, primarily attributable to the proceeds from issuance of note payable-bank and long-term debt and the decrease in restricted cash which was partially offset by the repayment of long term debt and purchase of treasury stock.

On November 8, 2012, we entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at June 30, 2013) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities, at our sole discretion. The line of credit is secured by a first priority security interest in all of our tangible and intangible assets. Outstanding borrowings under the line of credit were $2,600,000 at June 30, 2013.

Index
The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the Line of Credit terminates) in the event of a default, as defined, under the Credit Agreement. We were in compliance with the financial covenants contained in the Credit Agreement at June 30, 2013.

Our existing capital resources, including our bank credit facility and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to $400,000 of common stock. From November 8, 2012 to June 30, 2013, we purchased a total of approximately 116,000 of our common shares for total cash consideration of approximately $400,000 for an average price of $3.45 per share. Under the terms of our Credit Agreement, as amended, we are permitted to purchase up to an additional $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement.

We completed the repurchase of all of the shares under our 10b5-1 Trading Plan that we put in place in March 2013 and we may put a new trading plan in place depending on industry conditions, share price and a determination of capital allocation factors.

Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at June 30, 2013 was $13.6 million compared to $19.5 million at June 30, 2012.  The decrease in backlog at June 30, 2013 from June 30, 2012 was attributable to lower backlogs at both our Electronics and Power Groups. The decrease in the backlog was attributable to several significant orders booked by the Electronics Group in the first quarter of the prior year under programs for which orders are again expected in the current year but have not yet been received to date. The delay in orders in the current year is attributable to a difficult business environment resulting from general budget uncertainty and funding reductions related to sequestration.

Our backlog at June 30, 2013 does not include approximately $4.2 million of orders that have not yet been funded against a base contract award for approximately $5.8 million received by ICS for its Signal Data Converter (“SDC”). Our backlog at June 30, 2013, inclusive of the full base contract award for the SDC would be $17.8 million. The $4.2 million remainder of the contract was expected to be received during the first quarter of 2013 so that all shipments would be completed by the end of 2013. However, ICS was notified by its customer that orders and deliveries under this contract will be spread over a four year period.  The initial production order is expected in the third quarter of 2013 for approximately $800,000 to $900,000.

Index
Bookings at our Orbit Instrument Division exceeded $10,000,000 in 2012 due to significant orders for our Remote Control Units (RCU) and FAA keyboards that were expected in 2011 but were received in the first quarter of 2012 along with orders received for our Color Programmable Entry Panels (CPEP). We again received orders for our RCU in the first quarter of 2013 and received an order for our FAA keyboards in the second quarter but have not yet received new orders for our CPEP’s. These CPEP orders are expected in the third quarter. The FAA keyboard order was substantially less than the amount initially indicated by our customer and this shortfall was attributable to funding issues caused by sequestration.  However, the effort to upgrade air traffic control towers should continue for several years and we expect the shortfall from this current year to be layered into future awards. There has been a significant amount of bid and proposal activity for our Orbit Instrument Division on both legacy products and new opportunities.  Information from our customers related to all legacy opportunities is that the timing of the receipt of these awards is uncertain but the business remains intact. Our Orbit Instrument Division recorded improved gross margins in the first half of 2013 compared to 2012.  We expect that these margins can be maintained in 2013 but only if certain outstanding proposals can be converted to purchase orders on a timely basis so that revenue levels can be sustained.

ICS developed and shipped three prototype SDC units during the second quarter of 2011 and received an order for two additional prototype SDCs, one that was delivered in the second quarter of 2012 and the other delivered during the third quarter of 2012. In April 2012, ICS received a follow-on base contract award mentioned earlier for its SDC for approximately $5,758,000. ICS received initial orders of $1,597,000 against this contract.  The remainder of this contact is expected to be awarded over a four year period. ICS is currently working on other business opportunities and has took certain cost cutting initiatives in 2012 including a reduction in personnel in November 2012 and the consolidation of its two operating facilities into one.  ICS entered into a contract to rent the unoccupied facility for the period January 2012 through May 2013. We are planning to relocate ICS’s operations into a smaller, more suitable facility when its lease expires in early 2014, thereby creating additional savings.

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

For the year ended December 31, 2012, operating results for the Power Group decreased from the prior year but business conditions remained strong. We experienced a 10.1% and 13.1% decrease in bookings at our COTS and Commercial Divisions, respectively for 2012 compared to the prior year period. Overall, bookings decreased by approximately 11.7% from the record levels in 2011. Despite the decrease in bookings, as evidenced by our first half 2013 results, we expect revenue and profitability for 2013 to be comparable to 2012 levels based on customer delivery schedules.

Index
We were initially optimistic about our operating performance for 2013, but this was predicated upon no unknown adverse consequences of the budget discussions being conducted in Washington DC.  On March 1, 2013, our government officials failed to reach a consensus to avoid sequestration cuts.  These cuts will have a profound effect on the budget for the Department of Defense and their implementation has created great uncertainty for our Company and the defense industry as a whole.  Program contract delays, such as what we are experiencing now, particularly at our Orbit Instrument Division and TDL subsidiary, have always been a factor in our business. However, we are experiencing greater time delays between contract proposal and actual award. Continued delays in contract awards could adversely impact our delivery schedules and compromise our operating leverage, which currently could adversely impact our results for 2013. Nevertheless, it appears that aside from the timing of the receipt of certain pending orders, all of our legacy business with our customers remains intact.

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions.  Again, due to sequestration, the merger and acquisition process has become more difficult.  Because of the uncertainty surrounding the DoD budget, there is elevated risk to revenue and profitability projections from potential targets.  Currently, we are not engaged in any discussions, beyond preliminary, related to any specific acquisition target, and there is no assurance that any future acquisition will be accomplished.  However, we believe our strong balance sheet will allow us to take advantage of opportunities in the marketplace as other weaker companies struggle with current industry conditions.

Index
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

We continue to use the cash generated by our operations to pay down our debt and when appropriate, repurchase our shares in the marketplace.  Since January 1, 2012, we have repurchased in excess of 311,000 shares at an average price of $3.57.  Our tangible book value at June 30, 2013 was $3.88 per share and depending on market conditions, we may continue to purchase shares under this trading level. We completed the repurchase of all of the remaining shares available under our 10b5-1 Trading Plan that we put in place in March 2013 and we may put a new trading plan in place depending on industry conditions, share price and a determination of capital allocation factors.

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

Index
Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II- OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer's Purchase of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares(or Units) Purchased	Average Price Paid per Share(or Unit)	Total Number of Shares(or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares(or Units) that May Yet Be Purchased Under the Plans or Programs
April 1- 30, 2013	25,677	$3.62	25,677	$177,000
May 1-31, 2013	38,600	$3.40	38,600	$46,000
June 1-30, 2013	13,189	$3.43	13,189	$0
Total	77,466	$3.48	77,466

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in XBRL.

*Filed with this report.

Index
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	August 14, 2013	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and Director

Dated:	August 14, 2013	/s/ David Goldman
David Goldman, Chief Financial Officer