Form 10-Q
period 2013-09-30
ORBIT INTERNATIONAL CORP
filed 2013-11-14
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,551,598 shares of common stock, par value $.10, as of November 12, 2013.

INDEX

		Page No.
Part I. Financial Information:

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets - September 30, 2013(unaudited) and December 31, 2012		3-4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2013 and 2012 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)		6-7

Notes to Condensed Consolidated Financial Statements (unaudited)		8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	32

Part II. Other Information:

Item 1.	Legal Proceedings.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Under Senior Securities.	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information.	33

Item 6.	– Exhibits.	33

Signatures		34

Exhibits		35-40

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents	$1,593,000	$610,000
Investments in marketable securities	248,000	251,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	4,130,000	5,372,000
Inventories	12,287,000	13,271,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	875,000
Deferred tax asset	331,000	447,000
Other current assets	326,000	252,000

Total current assets	18,915,000	21,078,000

Property and equipment, net	1,116,000	1,099,000

Goodwill	868,000	868,000

Deferred tax asset	1,918,000	1,806,000

Other assets	76,000	125,000

TOTAL ASSETS	$22,893,000	$24,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	September 30,	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Current portion of long-term debt	$17,000	$33,000
Note payable-bank	-	3,324,000
Accounts payable	571,000	741,000
Liability associated with non-renewal of senior officer contract	42,000	661,000
Accrued expenses	1,149,000	1,294,000
Income taxes payable	9,000	2,000
Customer advances	140,000	88,000-

Total current liabilities	1,928,000	6,143,000

Note payable-bank	2,250,000	-

Liability associated with non-renewal of senior officer contract, net of current portion	12,000	41,000

Long-term debt, net of current portion	-	8,000

Total liabilities	4,190,000	6,192,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,232,000 and 5,102,000 shares issued at 2013 and 2012, respectively, and 4,552,000 and 4,515,000 shares outstanding at 2013 and 2012, respectively	523,000	510,000
Additional paid-in capital	22,797,000	22,726,000
Treasury stock, at cost, 680,000 and 587,000 shares at 2013 and 2012, respectively	(2,025,000)	(1,700,000)
Accumulated other comprehensive income (loss), net of tax	1,000	(3,000)
Accumulated deficit	(2,593,000)	(2,749,000)

Total stockholders’ equity	18,703,000	18,784,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,893,000	$24,976,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$19,031,000	$21,535,000	$6,109,000	$7,864,000

Cost of sales	11,677,000	13,255,000	3,743,000	4,805,000

Gross profit	7,354,000	8,280,000	2,366,000	3,059,000

Selling, general and administrative expenses	7,119,000	7,427,000	2,233,000	2,255,000
Costs related to non-renewal of senior officer contract	-	1,194,000	-	-
Interest expense	46,000	101,000	14,000	31,000
Investment and other income, net	(11,000)	(102,000)	(6,000)	(5,000)
Income (loss) before income tax provision (benefit)	200,000	(340,000)	125,000	778,000

Income tax provision (benefit)	44,000	73,000	(2,000)	15,000

NET INCOME (LOSS)	$156,000	$(413,000)	$127,000	$763,000

Change in unrealized gains and (losses) on marketable securities, net of income tax	4,000	21,000	(2,000)	4,000

Comprehensive income (loss)	$160,000	$(392,000)	$125,000	$767,000

Net income (loss) per common share:

Basic	$.04	$(.09)	$.03	$.17
Diluted	$.03	$(.09)	$.03	$.17

The accompanying notes are an integral part of these condensed financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:

Net income (loss)	$156,000	$(413,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Share-based compensation expense	84,000	196,000
Bond premium amortization	9,000	2,000
Depreciation and amortization	218,000	214,000
Gain on sale of marketable securities	(2,000)	-

Changes in operating assets and liabilities:

Accounts receivable	1,242,000	1,175,000
Inventories	984,000	(1,206,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	875,000	(903,000)
Other current assets	(74,000)	64,000
Other assets	49,000	23,000
Accounts payable	(170,000)	(17,000)
Accrued expenses	(145,000)	(318,000)
Income taxes payable	7,000	(22,000)
Customer advances	52,000	75,000
Liability associated with non-renewal of senior officers’ contracts	(648,000)	293,000-

Net cash provided by (used in) operating activities	2,637,000	(837,000)

Cash flows from investing activities:

Purchase of property and equipment	(235,000)	(352,000)
Purchase of marketable securities	(307,000)	(2,000)
Sale of marketable securities	311,000	-

Net cash used in investing activities	(231,000)	(354,000)

(continued)

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from financing activities:

Purchase of treasury stock	(325,000)	(710,000)
Proceeds from issuance of long-term debt	-	65,000
Proceeds from issuance of note payable-bank	-	1,000,000
Repayments of note payable-bank	(1,074,000)	-
Restricted cash	-	671,000
Repayments of long-term debt	(24,000)	(715,000)

Net cash (used in) provided by financing activities	(1,423,000)	311,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	983,000	(880,000)

Cash and cash equivalents - January 1	610,000	1,709,000

CASH AND CASH EQUIVALENTS – September 30	$1,593,000	$829,000

Supplemental cash flow information:

Cash paid for interest	$49,000	$104,000

Cash paid for income taxes	$37,000	$95,000

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

The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2013.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. As of September 30, 2013, the Company has no material uncertain tax positions. The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return, the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2009 remain open to examination by such taxing authorities.

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

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities, net of tax. The Company has elected to present the components of net income (loss), the components of other comprehensive income and total comprehensive income (loss) as a single continuous statement.

(Note 2) - Stock Based Compensation:

At September 30, 2013, the Company had a stock-based employee compensation plan. At September 30, 2013, there were no shares of common stock reserved for future issuance of stock options, restricted stock and stock appreciation rights. The plan provided for the granting of nonqualified and incentive stock options as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The terms and vesting schedules of stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $84,000 and $28,000 for the nine and three months ended September 30, 2013, respectively, and was $196,000 and $44,000, respectively, for the comparable 2012 periods.

The Company's stock-based employee compensation plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from seven to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the nine months ended September 30, 2013, 130,000 shares of restricted stock were awarded to senior management which will vest over seven years. As of September 30, 2013, the Company had unearned compensation of $426,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next seven years. The unvested portion of restricted stock awards at September 30, 2013 was approximately 148,000 shares.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) - Stock Based Compensation (continued):

The following table summarizes the Company's nonvested restricted stock activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock at January 1, 2013	18,000	$5.32

Granted	130,000	3.23

Vested	-	-

Forfeited	-	-

Nonvested restricted stock at September 30, 2013	148,000	$3.49

Stock option activity during the nine months ended September 30, 2013, under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2013	178,000	$3.58	2

Granted	-	-	-

Forfeited	(64,000)	4.47	-

Exercised	-	-	-

Options outstanding, September 30, 2013	114,000	$3.08	1

Outstanding exercisable at September 30, 2013	100,000	$3.24	1

At September 30, 2013, the aggregate intrinsic value of options outstanding and exercisable was $116,000 and $96,000, respectively. At the comparable 2012 period, the aggregate intrinsic value of options outstanding and exercisable was $115,000 and $76,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the nine months ended September 30, 2013:

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) - Stock Based Compensation (continued):

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested stock options at January 1, 2013	28,000	$1.02

Granted	-	-

Vested	(14,000)	1.02

Forfeited	-	-

Nonvested stock options at September 30, 2013	14,000	$1.02

(NOTE 3) – Debt:

On November 8, 2012, the Company entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. In June 2013, the Company’s Credit Agreement was amended whereby (i) the expiration date on its credit facility was extended to July 1, 2015 and (ii) the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at September 30, 2013) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities, at the Company’s sole discretion. The line of credit is secured by a first priority security interest in all of the Company’s tangible and intangible assets. Outstanding borrowings under the line of credit were $2,250,000 at September 30, 2013 at an interest rate of 2.18% representing 2% plus the 30 day LIBOR rate.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined under the Credit Agreement. The Company was in compliance with the financial covenants contained in the Credit Agreement at September 30, 2013.

During March 2012, the Company entered into a two-year $65,000 installment loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate is 3.25%, is payable in twenty-four (24) monthly payments of approximately $2,800, is secured by the related leasehold improvement, and matures March 2014. The unpaid balance on the installment loan agreement was $17,000 at September 30, 2013.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Net Income (Loss) Per Common Share:

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	4,448,000	4,616,000	4,412,000	4,551,000

Effect of dilutive securities:
Employee stock options	21,000	-	21,000	20,000
Unearned portion of restricted stock awards	13,000	-	17,000	-
Denominator for diluted net income (loss) per share - weighted-average common shares and assumed conversion	4,482,000	4,616,000	4,450,000	4,571,000

The numerator for basic and diluted net income (loss) per share for the nine and three month periods ended September 30, 2013 and 2012 is the net income (loss) for each period.

During the nine months ended September 30, 2012, the Company had a net loss and therefore did not include 24,000 incremental common shares in its calculation of diluted net loss per common share since an inclusion of such securities would be anti-dilutive.

Options to purchase 31,000 shares of common stock were outstanding during the nine and three month periods ending September 30, 2013, respectively, and options to purchases 158,000 and 155,000 shares were outstanding during the comparable 2012 periods but were not included in the computation of diluted income (loss) per share. The inclusion of these options would have been anti-dilutive as the options’ exercise prices were greater than the average market price of the Company’s common shares during the relevant period.

Approximately 139,000 shares of outstanding common stock during the nine and three months ended September 30, 2013 and approximately 20,000 shares of outstanding common stock during the comparable periods in 2012 were not included in the computation of basic earnings per share. These shares were excluded because they represent the unearned portion of restricted stock awards.

(NOTE 5) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 6) - Inventories:

Inventories are comprised of the following:

	September 30,	December 31,
	2013	2012

Raw Materials	$7,335,000	$8,199,000
Work-in-process	4,605,000	4,742,000
Finished goods	347,000	330,000
TOTAL	$12,287,000	$13,271,000

(NOTE 7) – Marketable Securities:

The following is a summary of the Company’s available for sale marketable securities at September 30, 2013 and December 31, 2012:

September 30, 2013	Adjusted Cost	Fair Value	Unrealized Holding Gain (Loss)

Corporate Bonds	$246,000	$248,000	$2,000

December 31, 2012.

Corporate Bonds	$257,000	$251,000	$(6,000)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 8) - Fair Value of Financial Instruments(continued):

The table below presents the balances, as of September 30, 2013 and December 31, 2012, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

September 30, 2013	Total	Level 1	Level 2	Level 3

Corporate Bonds	$248,000	$248,000	$-	$-

December 31, 2012	Total	Level 1	Level 2	Level 3

Corporate Bonds	$251,000	$251,000	$-	$-

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

The following is the Company’s business segment information for the nine and three month periods ended September 30, 2013 and 2012:

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) - Business Segments (continued):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2013		2012	2013	2012

Net sales:
Electronics
Domestic	$8,979,000		$11,090,000	$2,970,000	$4,655,000
Foreign	783,000		1,419,000	288,000	457,000
Total Electronics	9,762,000		12,509,000	3,258,000	5,112,000
Power Units
Domestic	8,676,000		8,159,000	2,769,000	2,519,000
Foreign	613,000		877,000	82,000	243,000
Total Power Units	9,289,000		9,036,000	2,851,000	2,762,000

Intersegment sales	(20,000	)-	(10,000)	-	(10,000))
Total	$19,031,000		$21,535,000	$6,109,000	$7,864,000

(Loss) income before income tax provision (benefit):

Electronics	$(606,000)		$(1,143,000)	$(26,000)	$647,000
Power Units	1,708,000		1,762,000	417,000	402,000
General corporate expenses not allocated	(867,000)		(960,000)	(258,000)	(245,000)
Interest expense	(46,000)		(101,000)	(14,000)	(31,000)
Investment and other income, net	11,000		102,000	6,000	5,000

Income (loss) before income tax provision (benefit)	$200,000		$(340,000)	$125,000	$778,000

(NOTE 10) - Goodwill:

As of September 30, 2013 and December 31, 2012, the Company's goodwill consists of the following:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value

Goodwill	$9,798,000	-	$(8,930,000)	$868,000

(NOTE 11) – Income Taxes:

For the nine and three months ended September 30, 2013, the Company recorded $44,000 and ($2,000), respectively, of state income and federal minimum tax expense (benefit). For the comparable periods in 2012, the Company recorded income tax expense of $73,000 and $15,000, respectively, for state income and federal minimum taxes.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 12) – Liability Associated with Non-renewal of Senior Officer Contract:

In March 2012, the Company reached a decision that made it probable that the employment agreement of its former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares vested on July 31, 2012. As of September 30, 2013 and December 31, 2012, the liability associated with the non-renewal of the former chief operating officer contract was approximately $54,000 and $702,000, respectively.

(NOTE 13) – Equity:

In November 2012, the Company’s Board of Directors authorized management, in its discretion, to purchase up to $400,000 of its common stock. On March 6, 2013, the Company’s Board of Directors approved a 10b5-1 Plan through which the Company conducted its authorized stock buy back program. The Company repurchased all of the remaining shares available under its 10b5-1 Plan during the first and second quarters of 2013. From November 8, 2012 to June 20, 2013, the Company purchased a total of approximately 116,000 of its common shares for total cash consideration of approximately $400,000 for an average price of $3.45 per share. In June 2013, the Company’s Credit Agreement was amended whereby the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. On November 6, 2013, the Company’s Board of Directors authorized management to purchase up to $400,000 of its common stock pursuant to a buy back program. In conjunction with the buy back program, the Company’s Board of Directors authorized management to enter into a 10b5-1 Plan through which the Company will be permitted to repurchase up to $200,000 of its common stock. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan.

(NOTE 14) – Subsequent Event:

In October 2013, the Company decided to consolidate the operations of its TDL subsidiary, located in Quakertown Pennsylvania, into its Orbit International Corp. facility located in Hauppauge, New York, as part of the Company’s overall efforts to reduce costs. All production, engineering and administrative functions currently performed at the Quakertown, Pennsylvania facility are expected to be transitioned into the Hauppauge, New York facility by June 30, 2014. In connection with this consolidation, Orbit expects to incur approximately $400,000 in expenses and charges, consisting of: (i) approximately $300,000 of accelerated non-cash amortization expense on its leasehold improvements, (ii) approximately $50,000 in retention payments to certain key employees, and (iii) approximately $50,000 in general moving and consolidation expenses.

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

Executive Overview

During the three months ended September 30, 2013, we recorded a 22.3% decrease in sales and a decrease in net income to $127,000 from net income of $763,000 in the prior year period. The decrease in net income was principally due to the decrease in sales but was partially offset by a slight decrease in selling, general and administrative expenses and a decrease in interest expense. Although we recorded a significant decrease in sales, gross margin decreased only slightly (.2%) because of better product mix, particularly at our Orbit Instrument Division and TDL subsidiary. During the nine months ended September 30, 2013, we recorded an 11.6% decrease in sales but our net income increased to $156,000 from a loss of $413,000 during the prior year nine month period. The increase in profitability was primarily attributable to a $1,194,000 charge taken in the prior year in connection with the non-renewal of our former chief operating officer’s employment contract. The increase in profitability during the current nine month period was also attributable to a decrease in selling, general and administrative expenses and interest expense and a slight increase in gross margin which was partially offset by a decrease in sales.

Our backlog at September 30, 2013 was approximately $12,700,000 compared to $17,100,000 at September 30, 2012 due to a lower backlog at both our Electronics and Power Groups. There is no seasonality to our business. Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers. Both of our operating segments continue to pursue a significant amount of business opportunities, and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Index
Our financial condition remains strong as evidenced by our 9.8 to 1 current ratio at September 30, 2013. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. Accordingly, as of September 30, 2013, our line of credit is classified as a non-current liability. We were in compliance with the financial covenants contained in our Credit Agreement at September 30, 2013. In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to $400,000 of our common stock. On March 6, 2013, our Board of Directors approved a 10b5-1 Plan through which we conducted our authorized stock buy back program. We repurchased all of the shares available under our stock buy back program (including the related 10b5-1 Plan) during the first and second quarters of 2013. From November 8, 2012 to June 20, 2013, we purchased a total of approximately 116,000 shares of our common stock for total cash consideration of approximately $400,000 for an average price of $3.45 per share. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we will be permitted to repurchase up to $200,000 of our common stock. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan.

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

Index
Deferred Tax Asset

At September 30, 2013, we had an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and approximately $6,000,000 of both Federal and state net operating loss carry-forwards that expire from 2018 through 2032. We record a valuation allowance to reduce our deferred tax asset when it is more likely than not that a portion of the amount may not be realized. We estimate our valuation allowance based on an estimated forecast of our future profitability. Any significant changes in future profitability resulting from variations in future revenues or expenses could affect the valuation allowance on our deferred tax asset and operating results could be affected accordingly. We will evaluate the possibility of changing some or all of our valuation allowance relating to our deferred tax asset should we continue our profitability or incur losses in the future. The increase or reduction of some or all of our valuation allowance would create a deferred tax expense or benefit, resulting in a decrease or increase to net income in our condensed consolidated statements of operations.

Impairment of Goodwill

As of September 30, 2013, our goodwill was $868,000, all of which was attributable to our Behlman subsidiary. After applying ASU 2011-08, we performed a qualitative assessment on Behlman’s goodwill at December 31, 2012. We concluded as of December 31, 2012 that the fair value of Behlman was more likely than not greater than its carrying amount. This assessment was based on certain factors, such as: i) Behlman’s bookings and revenue in 2012 (approximately $12.5 million and $12.4 million, respectively), ii) Behlman’s net income (approximately $2.8 million) in 2012, iii) Behlman’s backlog at December 31, 2012 of approximately $8.1 million and iv) the result of our 2010 quantitative goodwill impairment test under which Behlman’s fair value at December 31, 2010 exceeded its carrying amount by approximately 27%.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $84,000 and $196,000 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, 130,000 shares of restricted stock were awarded to senior management. During the comparable period in 2012, no shares of restricted stock or stock options were granted.

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

Marketable Securities

We currently have approximately $248,000 invested in corporate bonds. We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary. We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Index
Results of Operations

Three month period ended September 30, 2013 v. September 30, 2012

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

Consolidated net sales for the three month period ended September 30, 2013 decreased by 22.3% to $6,109,000 from $7,864,000 for the three month period ended September 30, 2012, due primarily to lower sales from our Electronics Group and despite higher sales from our Power Group. Sales from our Electronics Group decreased by 36.3% due principally to lower sales from our Orbit Instrument Division and our ICS subsidiary and to a lesser extent lower sales from our TDL subsidiary. The decrease in sales at our Orbit Instrument Division was primarily due to a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings in prior periods. The decrease in sales at our ICS subsidiary was principally due to a decrease in revenue relating to our Signal Data Converter (“SDC”) order, which is recognized under the percentage of completion method, and was completed during the current year quarter. Due to a delay in receiving the follow-on SDC production order, shipments will not commence until the 2014 calendar year. The decrease in sales at our TDL subsidiary was principally due to (i) lower bookings for the first nine months of 2013 as compared to the comparable period in 2012 and (ii) the absence of shipments in the current year period for a certain display used in the ground mobile marketplace. Sales from our Power Group increased by 3.2% due to an increase in sales from its commercial division which was partially offset by a decrease in sales at its COTS division. The increase in sales from its commercial division was principally due to increased shipments pursuant to customer delivery schedules. The decrease in sales from its COTS division was principally due to a decrease in shipments pursuant to customer delivery schedules as a result of lower bookings in prior periods.

Gross profit, as a percentage of sales, for the three months ended September 30, 2013 slightly decreased to 38.7% from 38.9% for the three month period ended September 30, 2012. The decrease was the result of lower gross margin at our Electronics Group that was partially offset by higher gross margin at our Power Group. The decrease in gross margin from our Electronics Group was principally due to lower gross margin at our ICS subsidiary which was partially offset by higher gross margin at our TDL subsidiary and slightly higher gross margin at our Orbit Instrument Division. The decrease in gross margin at our ICS subsidiary was principally due to lower sales during the current year period resulting from a decrease in revenue relating to our SDC order. The higher gross margins at both our Orbit Instrument Division and TDL subsidiary were primarily due to lower material consumption costs during the current year period as a result of a change in product mix and despite the decrease in sales. The increase in gross margin at our Power Group was principally due to higher sales during the three months ended September 30, 2013 as compared to the prior year period.

Index
Selling, general and administrative expenses decreased slightly to $2,233,000 for the three month period ended September 30, 2013 from $2,255,000 for the three month period ended September 30, 2012. The decrease was principally due to slightly lower corporate costs and lower selling, general and administrative expenses from our Electronics Group that was partially offset by an increase in selling, general and administrative expenses at our Power Group. The decrease in selling, general and administrative expenses at our Electronics Group was primarily due to the departure of a senior officer whose duties were assumed by other management and also to a reduction in personnel at our ICS subsidiary. The increase in selling, general and administrative expenses at our Power Group was primarily due to an increase in professional fees. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended September 30, 2013 increased to 36.6% from 28.7% for the three month period ended September 30, 2012 principally due to a decrease in sales and despite the slight decrease in costs.

Interest expense for the three months ended September 30, 2013 decreased to $14,000 from $31,000 for the three months ended September 30, 2012. In November 2012, we entered into a credit agreement with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off all of our obligations (term debt and line of credit) to our former primary lender. The decrease in interest expense was principally due to the pay off of our term debt, a lower interest rate on our new line of credit and despite an increase in amounts owed under our line of credit.

Investment and other income for the three month period ended September 30, 2013 increased to $6,000 from $5,000 for the three month period ended September 30, 2012 principally due to the sale of a corporate bond during the current year period.

Income before taxes was $125,000 for the three months ended September 30, 2013 compared to $778,000 for the three months ended September 30, 2012. The decrease in income was principally due to a decrease in sales at our Electronics Group which was partially offset by an increase in sales at our Power Group, a decrease in selling, general and administrative expenses and a decrease in interest expense.

Income tax (benefit) expense for the three months ended September 30, 2013 and September 30, 2012 consist of ($2,000) and $15,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net income for the three months ended September 30, 2013 was $127,000 compared to net income of $763,000 for the three months ended September 30, 2012.

Earnings before interest, taxes and depreciation and amortization (EBITDA) for the three months ended September 30, 2013 decreased to $217,000 from $882,000 for three months ended September 30, 2012. Listed below is the EBITDA reconciliation to net income:

Index
EBITDA is a Non-GAAP financial measure and should not be construed as an alternative to net income. An element of our growth strategy has been through strategic acquisitions which have been substantially funded through the issuance of debt. This has resulted in additional interest and amortization expense. EBITDA is presented as additional information because the Company believes it is useful to our investors and management as a measure of cash generated by our business operations that will be used to service our debt and fund future acquisitions as well as provide an additional element of operating performance.

	Three months ended
	September 30,
	2013	2012
Net income	$127,000	$763,000
Interest expense	14,000	31,000
Income tax (benefit) expense	(2,000)	15,000
Depreciation and amortization	78,000	73,000
EBITDA	$217,000	$882,000

Nine month period ended September 30, 2013 v. September 30, 2012

Consolidated net sales for the nine month period ended September 30, 2013 decreased by 11.6% to $19,031,000 from $21,535,000 for the nine month period ended September 30, 2012 due to lower sales from our Electronics Group that was partially offset by higher sales from our Power Group. Sales from our Electronics Group decreased by 22.0%, due to a decrease in sales from our Orbit Instrument Division and TDL and ICS subsidiaries. The decrease in sales at our Orbit Instrument Division was principally due to a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings in prior periods. The decrease in sales at our ICS subsidiary was primarily due to the absence of MK 437 sales and a decrease in revenue relating to our SDC order in the current year period. The decrease in sales at our TDL subsidiary was principally due to (i) lower bookings for the first nine months of 2013 as compared to the comparable period in 2012 and (ii) the absence of shipments in the current year period for a certain display used in the ground mobile marketplace. Sales from our Power Group increased by 2.8%, due to an increase in sales from its commercial division and despite a decrease in sales from its COTS division. The increase in sales from its commercial division was principally due to an increase in shipments pursuant to customer delivery schedules. The decrease in sales at its COTS division was primarily related to a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings in prior periods.

Gross profit, as a percentage of sales, for the nine months ended September 30, 2013 slightly increased to 38.6% from 38.4% for the nine month period ended September 30, 2012. This increase was primarily the result of a greater percentage of higher margin Power Group sales in the current year period; however, gross margin did decrease at both our Electronics and Power Groups in the current year period. The decrease at our Electronics Group was principally due to lower gross margins at our TDL and ICS subsidiaries primarily due to lower sales during the current year period. The increase in gross margin at our Orbit Instrument Division was principally due to lower material consumption as a result of a change in product mix in the current year period. The decrease in gross margin at our Power Group was primarily due to a change in product mix despite an increase in sales during the current year period.

Index
Selling, general and administrative expenses decreased to $7,119,000 for the nine month period ended September 30, 2013 from $7,427,000 for the nine month period ended September 30, 2012. The decrease was primarily due to an 8.2% decrease in selling, general and administrative expenses from our Electronics Group, as well as lower corporate costs, that was partially offset by a 2.3% increase in expenses at our Power Group. The decrease in selling, general and administrative expenses at our Electronics Group was primarily due to the departure of a senior officer whose duties were assumed by other management and also to a reduction in personnel at our ICS subsidiary. The increase in selling, general and administrative expenses at our Power Group was principally due to an increase in selling expenses and professional fees. Selling, general and administrative expenses, as a percentage of sales, for the nine month period ended September 30, 2013 increased to 37.4% from 34.5% for the nine month period ended September 30, 2012 principally due to a decrease in sales and despite the decrease in costs.

During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

Interest expense for the nine months ended September 30, 2013 decreased to $46,000 from $101,000 for the nine months ended September 30, 2012. In November 2012, we entered into a credit agreement with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off all of our obligations (term debt and line of credit) to our former primary lender. The decrease in interest expense was principally due to the pay off of our term debt, a lower interest rate on our new line of credit and despite an increase in amounts owed under our line of credit.

Investment and other income for the nine month period ended September 30, 2013 decreased to $11,000 from $102,000 for the nine month period ended September 30, 2012. The decrease was principally due to an $85,000 gain recognized during the prior period relating to the remaining unamortized deferred gain on the sale of our building in 2001 and higher bond premium amortization expense during the current period.

Income before taxes was $200,000 for the nine months ended September 30, 2013 compared to a loss before taxes of $340,000 for the nine months ended September 30, 2012. The increase in profitability was principally due to a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s contract in the prior year period, a decrease in selling, general and administrative expenses and interest expense, an increase in sales at our Power Group that was partially offset by a decrease in sales at our Electronics Group and a decrease in investment and other income.

Income taxes for the nine months ended September 30, 2013 and September 30, 2012 consist of $44,000 and $73,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

Index
As a result of the foregoing, the net income for the nine months ended September 30, 2013 was $156,000 compared to a net loss of $413,000 for the nine months ended September 30, 2012.

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the nine months ended September 30, 2013 increased to $464,000 from a loss of $25,000 for the nine months ended September 30, 2012. Listed below is the EBITDA reconciliation to net income:

	Nine months ended
	September 30,
	2013	2012
Net income (loss)	$156,000	$(413,000)
Interest expense	46,000	101,000
Income tax expense	44,000	73,000
Depreciation and amortization	218,000	214,000-
EBITDA	$464,000	$(25,000)

Material Change in Financial Condition

Working capital increased to $16,987,000 at September 30, 2013 compared to $14,935,000 at December 31, 2012. The ratio of current assets to current liabilities increased to 9.8 to 1 at September 30, 2013 compared to 3.4 to 1 at December 31, 2012. The increase in working capital was primarily attributable to the reclassification of our line of credit as a non-current liability and the net income for the period which was partially offset by the purchase of treasury stock and property and equipment and the repayment of our line of credit.

Net cash provided by operating activities for the nine month period ended September 30, 2013 was $2,637,000, primarily attributable to the net income for the period, the non-cash depreciation and stock based compensation, a decrease in inventory, costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable that was partially offset by a decrease in accrued expenses, accounts payable and the liability associated with the non-renewal of senior officers’ contracts. Net cash used in operating activities for the nine month period ended September 30, 2012 was $837,000, primarily attributable to the net loss for the period, an increase in inventory and costs and estimated earnings in excess of billings on uncompleted contracts, the decrease in accrued expenses, taxes payable and accounts payable and despite the decrease in accounts receivable, other current assets and other non-current assets, the increase in liabilities associated with the non-renewal of senior officers’ contracts and customer advances and the non-cash depreciation and stock based compensation.

Cash flows used in investing activities for the nine month period ended September 30, 2013 was $231,000, primarily attributable to the purchase of fixed assets. Cash flows used in investing activities for the nine month period ended September 30, 2012 was $354,000, primarily attributable to the purchase of fixed assets.

Cash flows used in financing activities for the nine month period ended September 30, 2013 was $1,423,000, primarily attributable to the repayment of note payable-bank and long term debt and the purchase of treasury stock. Cash flows from financing activities for the nine month period ended September 30, 2012 was $311,000, primarily attributable to the proceeds from issuance of note payable-bank and long-term debt and the decrease in restricted cash which was partially offset by the repayment of long term debt and purchase of treasury stock.

Index
On November 8, 2012, we entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at September 30, 2013) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities, at our sole discretion. The line of credit is secured by a first priority security interest in all of our tangible and intangible assets. Outstanding borrowings under the line of credit were $2,250,000 at September 30, 2013. Outstanding borrowings under the line of credit were $2,250,000 at September 30, 2013 at an interest rate of 2.18% representing 2% plus the 30 day LIBOR rate.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the Line of Credit terminates) in the event of a default, as defined, under the Credit Agreement. We were in compliance with the financial covenants contained in the Credit Agreement at September 30, 2013.

Our existing capital resources, including our bank credit facility and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to $400,000 of common stock. From November 8, 2012 to June 20, 2013, we purchased a total of approximately 116,000 of our common shares for total cash consideration of approximately $400,000 for an average price of $3.45 per share. Under the terms of our Credit Agreement, as amended, we are permitted to purchase up to an additional $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement.

We completed the repurchase of all of the shares under our 10b5-1 Plan that we put in place in March 2013. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we will be permitted to repurchase up to $200,000 of our common stock. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan.

Index
Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at September 30, 2013 was $12.7 million compared to $17.1 million at September 30, 2012 and $13.6 million at June 30, 2013. The decrease in backlog at September 30, 2013 from September 30, 2012 was attributable to lower backlogs at both our Electronics and Power Groups. This decrease was attributable to several significant orders for legacy hardware which were expected in the current year but have not yet been received to date. The delay of these orders in the current year is attributable to a difficult business environment resulting from general budget uncertainty and funding reductions related to sequestration.

Bookings at our Orbit Instrument Division exceeded $10,000,000 in 2012 due to significant orders for our Remote Control Units (RCU) and FAA keyboards that were expected in late 2011 but were received in the first quarter of 2012 along with orders received for our Color Programmable Entry Panels (CPEP). We again received orders for this legacy hardware but several other orders, expected earlier this year, have still not been received. The FAA keyboard order was substantially less than the amount initially indicated by our customer and this shortfall was attributable to funding issues caused by sequestration. However, the effort to upgrade air traffic control towers should continue for several years and we expect the shortfall from this current year to be layered into future awards. There has been a significant amount of bid and proposal activity for our Orbit Instrument Division on both legacy products and new opportunities. Information from our customers related to all legacy opportunities is that the timing of the receipt of these awards is uncertain but the business remains intact. Our Orbit Instrument Division recorded improved gross margins for the nine months ended September 30, 2013 compared to 2012 principally due to product mix and cost containment. We expect that these improved margins can be maintained for the remainder of 2013.

ICS developed and shipped three prototype SDC units during the second quarter of 2011 and received an order for two additional prototype SDCs, one that was delivered in the second quarter of 2012 and the other delivered during the third quarter of 2012. In April 2012, ICS received a follow-on base contract award mentioned earlier for its SDC for approximately $5,758,000. ICS received initial orders of $1,597,000 against this contract and in September 2013, received its first production order valued at approximately $626,000. The remainder of this contact is expected to be awarded over a four year period that could total approximately $3,000,000. ICS is currently working on other business opportunities and has taken certain cost cutting initiatives in 2012 including a reduction in personnel beginning in November 2012 and the consolidation of its two operating facilities into one. ICS entered into a contract to rent the unoccupied facility for the period January 2012 through May 2013. We are planning to relocate ICS’s operations into a smaller, more suitable facility when its lease expires in March 2014, thereby creating additional savings.

TDL continues to work with several prime contractors on new prototype and pre-production orders but is experiencing significant delays to expected follow-on production awards. An order for avionic displays was initially expected during the second quarter of 2012 but the order of approximately $1,143,000 was received at the end of 2012. Follow-on orders are expected for these displays over the next three years. However, timing remains an uncertainty for other expected follow-on awards that TDL has been waiting on since the end of 2012. Any further significant delay to the receipt of these awards could adversely affect TDL’s operating performance for the remainder of 2013.

Index
TDL’s operating lease is due to expire in October 2014. Due to the uneven revenue stream at TDL, its expiring lease, the uncertainty surrounding defense spending related to budget discussions in Washington DC and our focus on cost containment and increasing operating efficiencies, we decided to consolidate our operations in Quakertown, PA with our operation in Hauppauge, NY. We expect to incur approximately $400,000 in expenses and charges, inclusive of approximately $300,000 of accelerated amortization on TDL’s leasehold improvements in connection with the consolidation. However, we expect to realize annual savings of approximately $2,000,000 due to the consolidation. Following the consolidation, our Hauppauge facility will have sufficient capacity to support future growth without any significant facility investment.

For the nine months ended September 30, 2013, operating results for our Power Group slightly decreased from the prior comparable period. Year to date bookings for our Power Group, particularly from our COTS division which relies on military spending, has decreased from the prior year. Despite the decrease in bookings, as evidenced by our results for the nine month period, we expect revenue and profitability for 2013 to be comparable to 2012 levels based on customer delivery schedules.

We were initially optimistic about our operating performance for 2013, but this was predicated upon no unknown adverse consequences of the budget discussions being conducted in Washington DC. On March 1, 2013, our government officials failed to reach a consensus to avoid sequestration cuts. These cuts have had a profound effect on the budget for the Department of Defense and their implementation has created great uncertainty for our Company and the defense industry as a whole. Program contract delays, such as what we are experiencing now, particularly at our Orbit Instrument Division and TDL subsidiary, have always been a factor in our business. However, we are experiencing greater time delays between contract proposal and actual award. Continued delays in contract awards have adversely impacted our delivery schedules and compromised our operating leverage, which has adversely impacted our results for 2013. Nevertheless, it appears that aside from the timing of the receipt of certain pending orders, all of our legacy business with our customers remains intact.

Reduction in the level of military spending by the U.S. Government due to budget constraints (or for any other reason), could have a negative impact on our future revenues and earnings. However, we continue to believe that the need for refurbishment and modernization, as opposed to the building of new equipment, could become a defense spending priority. Therefore, we believe there could be opportunities for us as military efforts are curtailed and defense spending priorities are refocused. However, future business for our Company resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors.

Index
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

We continue to use the cash generated by our operations to pay down our debt and when appropriate, repurchase our shares in the marketplace. Since January 1, 2012, we have repurchased in excess of 311,000 shares at an average price of $3.57. Our tangible book value at September 30, 2013 was $3.92 per share and we expect our 2014 operating performance to improve when compared to comparable prior year periods. Due to our continued confidence that our legacy business remains intact and the expected positive impact of our cost cutting measures, particularly the consolidation of our Hauppauge and Quakertown operations, we believe we will continue to generate cash from our operations in 2014 which should enable us to further strengthen our balance sheet. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we will be permitted to repurchase up to $200,000 of our common stock. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan.

Index
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

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in XBRL.

_________________
*Filed with this report.

Index
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated: November 14, 2013	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and
Director

Dated: November 14, 2013	/s/ David Goldman
David Goldman, Chief
Financial Officer