Form 10-K
period 2013-12-31
ORBIT INTERNATIONAL CORP
filed 2014-03-31
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to ____

Commission File No. 0-3936

   ORBIT INTERNATIONAL CORP.
(Name of registrant as specified in its charter)

Delaware	11-1826363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 435-8300

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.10 par value per share	Nasdaq Capital Market
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes    ☒ No

Aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates (based on shares held and the closing price quoted on the Nasdaq Capital Market on June 30, 2013): $13,954,010

Number of shares of common stock outstanding as of March 28, 2014: 4,493,718

Documents incorporated by reference: The Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Registrant’s 2014 Annual Meeting of Stockholders.

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

General

Orbit International Corp. (the “Company” or “Orbit”) was incorporated under the laws of the State of New York on April 4, 1957 as Orbit Instrument Corp.  In December 1986, the state of incorporation was changed from New York to Delaware and in July 1991, the name was changed to Orbit International Corp.  We conduct our operations through our Orbit Instrument Division (“Orbit Instrument”) and our wholly owned subsidiaries, Behlman Electronics, Inc. (“Behlman”), Tulip Development Laboratory, Inc. (“TDL”) and Integrated Consulting Services, Inc., d/b/a Integrated Combat Systems (“ICS”). Through our Orbit Instrument Division and TDL, we are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS, based in Louisville, Kentucky, performs systems integration for gun weapons systems and fire control interface, cable and harness assembly, as well as logistics support and documentation. Behlman is engaged in the design and manufacture of high quality commercial power units, AC power, frequency converters, uninterruptible power supplies and commercial-off-the-shelf (“COTS”) power solutions.

            In October 2013, we decided to consolidate the operations of our Quakertown, PA based TDL facility into our Hauppauge, NY facility. This decision was based on a number of factors, among them, a difficult business environment due to the Budget Control Act of 2011 and further budget concerns related to sequestration, our broader focus on cutting costs and promoting operating efficiencies, and TDL’s expiring lease in 2014. All operations of TDL that will be moved to our Hauppauge, NY location in 2014 will be conducted by a newly formed division of Orbit International Corp.

Financial Information About Industry Segments

We currently operate in two industry segments.  Our Electronics Group is comprised of our Orbit Instrument Division and our TDL and ICS subsidiaries. Orbit Instrument and TDL are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface, cable and harness assembly, as well as logistics support and documentation. Our Power Group is comprised of our Behlman subsidiary and is engaged in the design and manufacture of commercial power units.

The following sets forth certain selected historical financial information relating to our business segments:

	December 31,
	2013	2012
Net sales (1):
Electronics Group
Domestic	$12,112,000	$15,311,000
Foreign	1,035,000	1,755,000
Total Electronics Group	$13,147,000	$17,066,000

Power Group
Domestic	$10,780,000	$11,326,000
Foreign	931,000	1,056,000

Total Power Group	$11,711,000	$12,382,000

(Loss) income before income tax provision (2):
Electronics Group	$(1,022,000)	$(1,592,000)
Power Group	$1,978,000	$2,717,000
Assets:
Electronics Group	$8,859,000	$12,540,000
Power Group	$7,240,000	$8,504,000

(1)	Includes intersegment sales.
(2)	Exclusive of corporate overhead expenses, interest expense, and investment and other income- net, which are not allocated to the business segments. Includes restructuring charges of $29,000 in 2013 and costs related to non-renewal of senior officer contract and goodwill impairment charges of $1,194,000 and $820,000, respectively, in 2012.

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

MK 110 Signal Data Converter

The MK 110 Signal Data Converter (“SDC”) is the “next generation” MK 119 Gun Computer System Cabinet.  The SDC allows a newly modernized DDG-51 Class Combat Management System to interface with legacy Gun System hardware.  ICS previously received contracts for five prototype SDC units (all delivered).  As part of a five-year IDIQ contract, ICS has delivered the initial two production baseline units as well as three shipboard units and is under contract for three additional units.

Cable and Harness Assemblies

ICS is leveraging its core competencies in electronics enclosure assembly into a cable and harness assembly operation. Efforts to bring this effort to critical mass are continuing as ICS produced numerous cable and harness assemblies for several DoD tier-one firms.

Depot Overhaul Point

ICS is the OEM on a number of major Gun Weapon System (“GWS”) assemblies. ICS has been working with the Naval Supply System (NAVSUP) in Mechanicsburg, Pennsylvania to establish and certify ICS as the Depot Overhaul Point on these major GWS assemblies. This certification, originally expected to be received during 2013 is now expected to be received during 2014 and should include additional GWS related items.

Power Group

Our Behlman subsidiary’s Commercial Power Supply Division designs and manufactures AC power sources/frequency converters.  These products are used for clean regulated power and for frequency and voltage conversion applications.  Behlman’s AC power supplies are used for production test, in engineering labs, for oil and gas exploration, for aircraft simulators, on  aircraft  and ships (both manned and unmanned), and on related ground support systems.

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

Behlman’s COTS Division designs and manufactures power supplies that use COTS power modules to meet its customers' environmental specifications.  The use of COTS power modules requires less engineering resources and produces a more reliable unit in much less time than power supplies that use discrete components. Customers include the U.S. and NATO military services and their prime contractors as well as nuclear power plant control systems manufacturers. Behlman’s VPX power supplies are also sold to the general public as standard VITA compliant VPX modules.

Behlman also performs reverse engineering of power systems for the U.S. Government and industrial and military contractors to enable them to have a new supplier when the old manufacturer cannot or will not supply the equipment.

Behlman has supplied power supplies used on a broad array of equipment including submarines, surface ships, aircraft and ground support equipment. Behlman’s experience in high voltage power supplies has enabled the military to extend the life of many of its programs.

Behlman also operates as a qualified repair depot for many United States Air Force and Navy programs.

Proposed Products

Electronics Group (OEG)

            Our Electronics Group (Orbit Instrument, TDL and Integrated Combat Systems) is working diligently to identify new program opportunities that require new hardware and software designs to support prime contractors and defense procurement agency land, sea and air solutions.  Our Electronics Group continues to target ongoing retrofit, re-set and re-capitalization programs, which are intended to extend the life cycle of ships, aircraft, and armored vehicles. Orbit Instrument and TDL have designed state-of-the art LED switch panels, keyboards, and communication panels that are form, fit and functional replacements for units that have exceeded their intended operational usage. In all cases, the new technological designs supporting the switch panels, keyboards, and communication panels are intended to replace units that have been operational in combat mode for decades.

Our TDL Division, has developed several new ‘smart’ full color displays for use on helicopters, for cockpit and ‘back-seat operations’. Given the critical requirements of helicopter missions, each configuration has been designed to be sunlight readable and night vision equipment compatible.  These high performance devices provide the pilots and crew with real time data under extreme environmental conditions and during combat operations.  TDL is working very closely with a firm that has developed a methodology and software to transform TDL Smart Cockpit Displays into Aircraft (rotary and fixed-wing) Test Instruments. The key benefit to the aircraft developers is that they do not have to re-design the dashboards in order to have the test instruments on-board during flight test operations.

Orbit Instrument and TDL continue to provide a family of state-of-the-art ‘smart’ display configurations that combine various stand-alone switch panels and data input devices onto a single ‘smart’ display. These ‘smart’ displays provide an operator with a single source of easy to access information that supports naval consoles, aircraft (rotary and fixed-wing) cockpits, armored vehicle suites and aircraft C4I Command/Control Center requirements.

Orbit Instrument is developing upgrades for GPS Control Display Unit (“CDU”) panels and Vehicle Heading Indicator Panels (“VHI”) that support U.S. Army and International Armies land navigation system requirements. A number of CDU panels with and without VHI have been designed as a total solution for customer requirements.  An additional application for the CDU can be found in a system dubbed the ‘Fire-Finder'.  The Fire-Finder detects where enemy firing positions are located and then targeted for response.  The critical mapping and targeting code embedded within each CDU was developed by Orbit Instrument.  Orbit Instrument is the leading supplier of RCU’s (Remote Control Units) for military IFF (Identification Friend or Foe) systems. We have developed two new configurations of RCU’s. One using a full color LCD to present the data to the operator and the other intended to replace an in-house RCU.

Orbit Instrument has designed and developed a voice over IP (“VOIP”) version of its Secure Audio System (“SAS”) to be utilized on LSD-class ships. The new SAS panel includes the necessary analog interfacing for the audio system as well as the digital interfacing necessary to communicate with the new CEDS Displays and VOIP system. Orbit Instrument has previously provided the plasma display version of the SAS Panel. The new SAS panel is being evaluated for use on Common Enterprise Display System (“CEDS”) and other similar systems.

Through our ICS subsidiary we are entering the VME and VPX marketplace. ICS has developed an industry-leading family of system health monitors that provide dramatically expanded graphical user interfaces that enable design teams to quickly and easily establish a broad range of operating parameters. Features include a unique, proprietary GUI, numerous communications interfaces and extensive data protection. ICS will also offer VME and VPX backplanes beginning in the second quarter of 2014. Additional VME and VPX related product releases are planned for roll-out in 2014.

Orbit Instrument has designed and developed a color 9” LCD display version of the Radio Frequency Transmission Line Test Set (“RFTLTS”). It has supported the RTFLTS with an Electro Luminescent (“EL”) display in the past. The new color LCD version will target retrofit opportunities. In addition, Orbit has developed a color 9” LCD display version of the MK-45 MOD 4 EP2 Display.

Power Group

In an effort to expand our Power Group’s product base, Behlman continues to develop new products. Behlman has recently released three new models for the Power Passport series with Power Factor Correction (PFC) front end and CE Mark. Behlman is presently working on a BLC Series of AC Power Supplies with CE Marking (a declaration that a product meets the essential requirements of applicable European health, safety and environmental protection legislation) for the International marketplace. These products will range in power from one KVA to nine KVA in both single and three-phase outputs. We are also working on a higher power, 2500 VA/ 2000W RUPS uninterruptible power source (UPS) for the high end industrial and Military marketplace. For the utility market, we are developing a higher power 2500 VA INV series inverter. In addition, we are looking into a vehicle inverter for use on Military vehicles.

The Behlman COTS Division has recently released a third VPX power supply that will be in compliance with the VITA OpenVPX architecture. Network topologies based on the OpenVPX architecture enable multiple processors and multiple network switches to communicate efficiently and reduce R&D cost and risk. VPX is also highly compatible with VMEbus and gives VMEbus users access to the high speed switch fabric. The current Behlman VPX power supplies are 6U form factor and are higher power that what is now available.  We are currently working on a 3U, VITA OpenVPX power supply that will be fully compliant and with greater power than is currently available in the marketplace.

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

Major Customers

Raytheon Company and BAE Systems accounted for approximately 13% and 11% of our consolidated net sales for the year ended December 31, 2013.  BAE Systems and Raytheon Company accounted for approximately 19% and 15%, respectively, of our consolidated accounts receivable balance at December 31, 2013. The loss of either of these customers would have a material adverse effect on our net sales and earnings.  We do not have any significant long-term contracts with either of the above mentioned customers.

The major customers of our Electronics Group are Raytheon Company, BAE Systems, various agencies of the U.S. Government, and Honeywell International, accounting for approximately 23%, 20%, 12% and 11%, respectively, of the net sales of such segment for the year ended December 31, 2013.  BAE Systems, Raytheon Company, Honeywell International, and various agencies of the U.S. Government accounted for approximately 30%, 24%, 15%, and 8%, respectively, of our Electronics Group’s accounts receivable balance at December 31, 2013. The loss of any of these customers would have a material adverse effect on the net sales and earnings of our Electronics Group.

The major customers of our Power Group are Telephonics Corp., Northrop Grumman Corp. and Baker Hughes Inc. accounting for approximately 15%, 12% and 10%, respectively, of the net sales of such segment for the year ended December 31, 2013.  Telephonics Corp., Baker Hughes Inc., and Northrop Grumman Corp. accounted for approximately 26%, 9%, and 7%, respectively, of our Power Group’s accounts receivable balance at December 31, 2013. The loss of any of these customers would have a material adverse effect on the net sales and earnings of our Power Group.

Since a significant number of all of the products we manufacture are used in military applications, any substantial reduction in overall military spending by the U.S. Government could have a materially adverse effect on our sales and earnings.

Backlog

As of December 31, 2013 and 2012 our backlog was as follows:

	2013	2012
Electronics Group	$5,900,000	$7,700,000
Power Group	4,200,000	8,200,000
Total	$10,100,000	$15,900,000

The entire consolidated backlog at December 31, 2013, represents backlog under contracts that are expected to be shipped during 2014.

A significant number of our contracts are subject to termination at the convenience of the U.S. Government.  Our backlog is not influenced by seasonality. Please see “Effects of Budget Control Act of 2011 and Sequestration” on Page 13.

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

No material terminations of contracts, at the convenience of the U.S. Government, occurred at either our Electronics or Power Group during the years ended December 31, 2013 and 2012.

A significant portion of our revenues are subject to audit under the Vinson-Trammel Act of 1934 and other federal statutes since these revenues are derived from sales under U.S. Government contracts.  We believe that adjustments to such revenues, if any, will not have a material adverse effect on our financial position or results of operations.

Effects of Budget Control act of 2011 and Sequestration

Our business is highly dependent on the level of military spending authorized by the U.S. Government. The current administration and Congress are under increasing pressure to reduce the federal budget deficit. This has resulted in a general decline in U.S. defense spending and has continued to cause federal government agencies to reduce their purchases under contracts, exercise their rights to terminate contracts in whole or in part, to issue temporary stop work orders or decline to exercise options to renew contracts, all of which could harm our operations and significantly reduce our future revenues. In particular, the Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending and other measures. This had a dramatic effect on the defense budget, cutting $487 billion over a 10 year period as well as establishing further planned reductions due to sequestration if a budget agreement cannot be reached. Despite a bipartisan budget agreement in Washington reached in December 2013, there are further reductions to defense spending planned for 2014. A reduction in defense spending as a result of present and future sequestration cuts could have a profound negative impact on the entire defense industry.

In addition, it appears that consolidation resulting from budget pressure has created a resource issue with respect to the workloads on civilian government employees and the industry in general. Program contract delays have always been a factor on our business and our industry and these resource issues will more than likely exacerbate this problem for our industry. Consequently, significant delays in contract awards could adversely affect planned delivery schedules which could impact our operating performance for 2014. As a result, our business, financial condition and results of operations could be materially adversely affected.

Research and Development

We incurred approximately $1,718,000 and $1,573,000 of research and development expenses during the years ended December 31, 2013 and 2012, respectively.  During the years ended December 31, 2013 and 2012, we recognized revenue of approximately $689,000 and $403,000, respectively, for customer funded research and development.

Patents

We do not own any patents that we believe are of material significance to our operations.

Employees

As of March 7, 2014, we employed 122 persons, all on a full-time basis.  Of these, our Electronics Group employed 70 people, consisting of 23 in engineering and drafting, 9 in sales and marketing, 12 in direct and corporate administration and the balance in production. Our Power Group employed 52 people, consisting of 16 in engineering and drafting, 5 in sales, 4 in direct and corporate administration and the balance in production.

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

In April 2009, our TDL subsidiary entered into a five-year lease, which expires in October 2014, for a 50,000 square foot facility at 300 Commerce Boulevard, Quakertown, Pennsylvania. This facility is used for manufacturing, engineering and administration. TDL only paid certain operating expenses from April through October 2009 and lease payments commenced November 1, 2009. In December 2011 and October 2012, the lease was amended. The lease now provides for monthly lease payments of approximately $15,300 for the first four years of the lease and approximately $17,800 for the fifth year. In October 2013, we decided to consolidate our Quakertown, PA facility into our Hauppauge, NY facility. The consolidation should be completed prior to June 30, 2014.

Our ICS subsidiary operates out of two facilities in Louisville, Kentucky, one of which is used for engineering, logistics and administration and the other for manufacturing.  In December 2008, ICS entered into a lease for engineering, logistics and administration for approximately 14,000 square feet and provides for monthly payments of approximately $6,800 per month from April 2009 through March 2014, and includes an option to extend the lease for an additional five years at approximately $8,400 per month, which ICS has decided not to exercise.  In January 2012, ICS moved most of its manufacturing into its facility used for engineering, logistics, and administration. After this move, the facility is currently operating at approximately 60% of capacity. The lease for manufacturing space is for approximately 13,000 square feet and provides for monthly payments of approximately $5,000 pursuant to an option in the lease that was exercised in April 2009 that extended the lease until March 2014. In January 2012, ICS entered into a contract to rent approximately 9,600 square feet of its manufacturing space to a third party. The rental contract provided for ICS to receive approximately $6,200 per month and expired May 2013. After the expiration of the sub-lease, the portion of the manufacturing facility that ICS is currently using is approximately 15% of capacity. ICS is currently negotiating with a different landlord to lease a new facility. The new lease is for a three year period, with a three year renewal option, for approximately 4,700 square feet. The lease payments are as follows: approximately $4,100 per month for April 2014 through March 2015, approximately $4,300 per month for April 2015 through March 2016, and approximately $4,500 per month for April 2016 through March 2017. ICS expects to complete negotiations and sign the new facility lease before March 31, 2014 or shortly thereafter.

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

Item4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “ORBT”.

The following table sets forth the high and low sales prices of our common stock for each quarter from January 1, 2012 through its fiscal year ended December 31, 2013, as reported on the Nasdaq Capital Market.

	High	Low
2012:
First Quarter:	$4.66	$3.52
Second Quarter:	4.49	3.45
Third Quarter:	3.64	3.02
Fourth Quarter:	3.40	2.88
2013:
First Quarter:	$3.75	$3.13
Second Quarter:	3.83	3.06
Third Quarter:	3.61	3.25
Fourth Quarter:	3.57	3.21

Holders

As of March 7, 2014, the Company had 155 stockholders of record.

Dividends

We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future.  We intend to retain earnings, if any, to support the growth of the business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2013:

•	the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those grantedunder equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column a),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	114,000	$3.08	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	114,000	$3.08	-0-

Recent Sales of Unregistered Securities

 None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/13 – 10/31/13	0	0	0	0
11/1/13 – 11/30/13	13,200	$3.41	13,200	$355,000
12/1/13 – 12/31/13	18,100	$3.44	18,100	$293,000
Total	31,300	$3.43	31,300	$293,000

In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to $400,000 of our common stock. On March 6, 2013, our Board of Directors approved a 10b5-1 Plan through which we conducted our authorized stock buy back program. We repurchased all of the remaining shares available under our stock buy back program (including the related 10b5-1 Plan) during the first and second quarters of 2013. From November 8, 2012 to June 20, 2013, we purchased a total of approximately 116,000 shares of our common stock for total cash consideration of approximately $400,000 for an average price of $3.45 per share. In June 2013, our Credit Agreement was amended whereby we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we will be permitted to repurchase up to $200,000 of our common stock. We are authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan. From November 6, 2013 to February 27, 2014, we purchased a total of approximately 58,000 shares of our common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share. We will most likely not make any further repurchases of our common stock until the second quarter of 2014, depending on the timing of receipt of certain material contracts.

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

Executive Overview

We recorded a decrease in our operating results for the year ended December 31, 2013 as compared to the prior year. Our sales decreased by 15.6% and we recorded a net loss of $2,570,000 as compared to a net loss of $135,000 in the prior year period. Our net loss during the current year was principally due to a non-cash charge of $2,252,000 of deferred tax expense related to a full valuation allowance taken on our net deferred tax asset. In addition, our net loss was also due to a decrease in sales and gross profit and a reduction in investment and other (income) as compared to the prior year. The net loss in the prior year period was principally due to the following: (i) a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s employment contract and (ii) an impairment charge of $820,000 relating to the goodwill associated with our TDL subsidiary. The decrease in sales during the current year period was primarily attributable to a 23.0% and 5.4% decrease in sales at our Electronics and Power Groups, respectively.

Our backlog at December 31, 2013 was approximately $10,100,000 compared to $15,900,000 at December 31, 2012 due to lower backlog at both our Electronics and Power Groups.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments continue to pursue a significant number of business opportunities, and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Our financial condition remains strong as evidenced by our 4.7 to 1 current ratio at December 31, 2013. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. We were in compliance with the financial covenants contained in our Credit Agreement at December 31, 2013.  Despite being in compliance at December 31, 2013, we are uncertain whether we will be in compliance with one of the financial covenants contained in our lending agreement at March 31, 2014 due to our operating loss in 2013 and expected operating loss in the first quarter of 2014, principally due to the costs associated with consolidating our TDL, Quakertown, PA facility into our Hauppauge, NY operations. Accordingly, we have classified our line of credit as a current liability at December 31, 2013. We are currently negotiating with our primary lender to amend this covenant and based on preliminary discussions, we expect our lender to amend this covenant, although there can be no certainty that an agreement will be reached.

In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to $400,000 of our common stock. On March 6, 2013, our Board of Directors approved a 10b5-1 Plan through which we conducted our authorized stock buy back program. We repurchased all of the remaining shares available under our stock buy back program (including the related 10b5-1 Plan) during the first and second quarters of 2013. From November 8, 2012 to June 20, 2013, we purchased a total of approximately 116,000 shares of our common stock for total cash consideration of approximately $400,000 for an average price of $3.45 per share. In June 2013, our Credit Agreement was amended whereby we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock under the $400,000 buy back program. We are authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan. From November 6, 2013 to February 27, 2014, we purchased a total of approximately 58,000 shares of our common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share. We will most likely not make any further repurchases of our common stock until the second quarter of 2014, depending on the timing of receipt of certain material contracts.

 Our business is highly dependent on the level of military spending authorized by the U.S. Government. The current administration and Congress are under increasing pressure to reduce the federal budget deficit. This could result in a general decline in U.S. defense spending and could cause federal government agencies to reduce their purchases under contracts, exercise their rights to terminate contracts in whole or in part, issue temporary stop work orders or decline to exercise options to renew contracts, all of which could harm our operations and significantly reduce our future revenues. In particular, the Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending and other measures. This had a dramatic effect on the defense budget, cutting $487 billion over a 10 year period. In addition, despite a bipartisan budget agreement in Washington reached in December 2013, there are further reductions to defense spending planned for 2014. A reduction in defense spending as a result of present and future sequestration cuts could have a profound negative impact on the entire defense industry.

At the present time, it appears that consolidation resulting from budget pressure has created a resource issue with respect to the workloads on civilian government employees and the industry in general. Program contract delays have always been a factor on our business and our industry and these resource issues will more than likely exacerbate this problem for our industry. Consequently, significant delays in contract awards could adversely affect planned delivery schedules which could impact our operating performance for 2014. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Deferred Tax Asset

For the year ending December 31, 2013, we recorded a $2,252,000 deferred tax expense relating to a full valuation allowance taken on our net deferred tax asset. The full valuation allowance was recorded as a result of our conclusion that we will more likely than not be unable to generate sufficient future taxable income to utilize our net operating loss carryforwards and other temporary differences. This conclusion was based on the following: (i) pre-tax losses for the two most recent years, (ii) the challenging U.S. defense budget environment which has made it difficult to project revenue and profitability in future years with any degree of confidence, and (iii) the costs that will be incurred in the first half of 2014 related to the TDL consolidation, which will affect our profitability.  We have an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $7,000,000 and $6,000,000, respectively, which expire from 2018 through 2033. We will evaluate the possibility of changing some or all of our valuation allowance relating to our deferred tax asset should we return to profitability in the future. Any future reduction of some or all of our valuation allowance would create a deferred tax benefit, resulting in an increase to net income in our consolidated statements of operations.

Impairment of Goodwill

At December 31, 2013, in connection with the annual impairment testing of Behlman’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the Behlman reporting unit was 47% greater than the carrying value and therefore the goodwill was not impaired. At December 31, 2012, in connection with the annual impairment testing of TDL’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the TDL reporting unit was less than the carrying value and therefore the goodwill was impaired. As a result, we recorded an impairment charge for $820,000 during December 31, 2012, representing the remaining carrying value of TDL’s goodwill.

Our analysis of Behlman’s and TDL’s goodwill employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion. The balance of our goodwill, as of December 31, 2013, is $868,000 for Behlman.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $111,000 and $211,000 for the years ended December 31, 2013 and 2012, respectively. During 2013, 130,000 shares of restricted stock were awarded to senior management. During 2012, no shares of restricted stock or stock options were granted.

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

Marketable Securities

We currently have approximately $243,000 invested in corporate bonds. We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost.  In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Results of Operations:

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

We currently operate in two industry segments.  Our Orbit Instrument Division and our TDL subsidiary are engaged in the design and manufacture of electronic components and subsystems and our ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface, cable and harness assemblies, as well as logistics support and documentation (which collectively comprise our “Electronics Group”). Our Behlman subsidiary is engaged in the design and manufacture of commercial power units and COTS power solutions (which comprises our “Power Group”).

Consolidated net sales for the year ended December 31, 2013 decreased by 15.6% to $24,838,000 from $29,438,000 for the year ended December 31, 2012 due to lower sales from both our Power and Electronics Groups.  Sales from our Electronics Group decreased by 23.0% due to a decrease in sales from our Orbit Instrument Division and TDL and ICS subsidiaries. The decrease in sales at our Orbit Instrument Division was principally due to a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings during the current year period. The decrease in sales at our ICS subsidiary was primarily due to the absence of MK 437 sales and a decrease in revenue relating to our SDC order in the current year. The decrease in sales at our TDL subsidiary was principally due to (i) lower bookings in the current year as compared to the prior year and (ii) the absence of shipments in the current year for a certain display used in the ground mobile marketplace. Sales from our Power Group decreased by 5.4% due to a decrease in sales from our COTS division which was partially offset by an increase in sales at our commercial division. The increase in sales from our commercial division was principally due to an increase in shipments pursuant to customer delivery schedules. The decrease in sales at our COTS division was primarily related to a decrease in shipments pursuant to customer delivery schedules resulting from lower current year bookings.

 Gross profit, as a percentage of sales decreased to 37.6% from 39.6% from the prior year. The decrease was primarily the result of lower gross margin from both our Electronics and Power Groups. The decrease in gross margin at our Electronics Group was principally due to lower gross margin at our ICS and TDL subsidiaries primarily due to lower sales. The decrease in gross margin at our Power Group was primarily due to a decrease in sales and a change in product mix during the current year.

Selling, general and administrative expenses decreased by 2.0% to $9,540,000 for the year ended December 31, 2013 from $9,732,000 for the year ended December 31, 2012. The decrease was primarily due to a 4.1% decrease in selling, general and administrative expenses at our Electronics Group. The decrease in selling, general and administrative expenses at our Electronics Group was principally due to the departure of a senior officer whose duties were assumed by other management and also to a reduction in personnel at our ICS subsidiary.

During the first quarter of 2012, we reached a decision that made it probable that the employment agreement of our former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, we recorded an expense of $1,194,000 for estimated costs associated with the contract non-renewal.

During the fourth quarter of 2013, we recorded $29,000 of restructuring charges relating to our decision in October 2013 to consolidate the operations of our Quakertown, PA based TDL facility into our Hauppauge, NY facility.

During the fourth quarter of 2012, in connection with the annual impairment testing of TDL’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the TDL reporting unit was less than the carrying value and therefore the goodwill was impaired. As a result, we recorded an impairment charge for $820,000, representing the remaining carrying value of TDL’s goodwill.

Interest expense for the year ended December 31, 2013 decreased to $59,000 from $124,000 for the year ended December 31, 2012. In November 2012, we entered into a credit agreement with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off all of our obligations (term debt and line of credit) to our former primary lender. The decrease in interest expense was principally due to the payoff of our term debt, a lower interest rate on our new line of credit and a decrease in amounts owed under our line of credit during the year.

Investment and other income for the year ended December 31, 2013 decreased to $22,000 from $144,000 from the prior year. The decrease was principally due to an $85,000 gain recognized during the prior year period relating to the remaining unamortized deferred gain on the sale of our building in 2001, a gain of $31,000 on insurance proceeds relating to a business interruption insurance claim in the prior year and to higher bond premium amortization expense in the current year.

Loss before income tax provision was $263,000 for the year ended December 31, 2013 compared to a loss before income tax provision of $65,000 for the year ended December 31, 2012.  The decrease in profitability was principally due to a decrease in sales and investment and other (income) and an increase in restructuring costs during the current year period which was partially offset by the following: (i) a decrease in selling, general and administrative expenses and interest expense during the current year, (ii) a $1,194,000 charge taken in connection with the non-renewal of our former chief operating officer’s contract during the prior year and (iii) an impairment charge of $820,000 relating to TDL’s goodwill in the prior year.

 Income taxes for the year ended December 31, 2013 and 2012 were $2,307,000 and $70,000, respectively. The increase was principally due to a $2,252,000 deferred tax expense relating to the full valuation allowance taken on our net deferred tax asset in the current year. The remaining income tax expense in both the current and prior year periods consists of state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

 As a result of the foregoing, the net loss for the year ended December 31, 2013 was $2,570,000 compared to a net loss of $135,000 for the year ended December 31, 2012.

Earnings before interest, taxes, goodwill impairment, depreciation and amortization (Adjusted EBITDA) for the year ended December 31, 2013 decreased to $259,000 compared to $1,167,000 for the year ended December 31, 2012.  Listed below is the Adjusted EBITDA reconciliation to net loss:

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

	Year ended December 31,
	2013	2012
Net loss	$(2,570,000)	$(135,000)
Interest expense	59,000	124,000
Income tax expense	2,307,000	70,000
Goodwill impairment	-	820,000
Depreciation and amortization	463,000	288,000
EBITDA, as adjusted	$259,000	$1,167,000

Liquidity, Capital Resources and Inflation

Working capital decreased to $14,016,000 at December 31, 2013 as compared to $14,935,000 at December 31, 2012.  The ratio of current assets to current liabilities was 4.7 to 1 at December 31, 2013 compared to 3.4 to 1 at December 31, 2012. The decrease in working capital was primarily attributable to the pre-tax loss for the period and the purchase of treasury stock and property and equipment.

 Net cash provided by operating activities for the year ended December 31, 2013 was $3,985,000, primarily attributable to the non-cash deferred tax expense, depreciation and amortization, and stock based compensation, the decrease in accounts receivable, inventory and costs and estimated earnings in excess of billings on uncompleted contracts which was partially offset by the net loss for the current year, a decrease in the liability associated with non-renewal of a senior officer contract, accounts payable and accrued expenses. Net cash used in operating activities for the year ended December 31, 2012 was $954,000, primarily attributable to the net loss for the year, an increase in costs and estimated earnings in excess of billings on uncompleted contracts, inventories and accounts receivable, a decrease in accrued expenses and accounts payable and despite an increase in the liability associated with non-renewal of senior officers’ contracts and customer advances and the non-cash depreciation and amortization, goodwill impairment and stock based compensation.

Cash flows used in investing activities for the year ended December 31, 2013 was $335,000, primarily attributable to the purchase of marketable securities and property and equipment that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the year ended December 31, 2012 was $370,000 attributable to the purchase of property and equipment and marketable securities which was partially offset by the sale of marketable securities.

Cash flows used in financing activities for the year ended December 31, 2013 was $1,698,000, attributable to the repayments of note payable-bank, the purchase of treasury stock and the repayment of long-term debt. Cash flows provided by financing activities for the year ended December 31, 2012 was $225,000, attributable to the issuance of note payable-bank and long-term debt and a decrease in restricted cash that was partially offset by the repayment of long-term debt and purchase of treasury stock.

On November 8, 2012, we entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at December 31, 2013) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities, at our sole discretion. The line of credit is collateralized by a first priority security interest in all of our tangible and intangible assets. Outstanding borrowings under the line of credit were $2,100,000 at December 31, 2013 at an interest rate of 2.16% representing 2% plus the 30 day LIBOR rate.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the Line of Credit terminates) in the event of a default, as defined, under the Credit Agreement. We were in compliance with the financial covenants contained in the Credit Agreement at December 31, 2013. Despite being in compliance at December 31, 2013, we are uncertain whether we will be in compliance with one of the financial covenants contained in our lending agreement as of March 31, 2014. Accordingly, we have classified our line of credit as a current liability at December 31, 2013. We are currently negotiating with our primary lender to amend this covenant and based on preliminary discussions, we expect our lender to amend this covenant, although there can be no certainty that an agreement will be reached.

Our existing capital resources, including our bank credit facility and our cash flow from operations, are expected to be adequate to cover our cash requirements for the foreseeable future.

In November 2012, our Board of Directors authorized management, in its discretion, to purchase up to $400,000 of our common stock. On March 6, 2013, our Board of Directors approved a 10b5-1 Plan through which we conducted our authorized stock buy back program. We repurchased all of the remaining shares available under our stock buy back program (including the related 10b5-1 Plan) during the first and second quarters of 2013. From November 8, 2012 to June 20, 2013, we purchased a total of approximately 116,000 shares of our common stock for total cash consideration of approximately $400,000 for an average price of $3.45 per share. In June 2013, our Credit Agreement was amended whereby we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we will be permitted to repurchase up to $200,000 of our common stock under the $400,000 buy back program. We are authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan. From November 6, 2013 to February 27, 2014, we purchased a total of approximately 58,000 shares of our common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share. We will most likely not make any further repurchases of our common stock until the second quarter of 2014, depending on the timing of receipt of certain material contracts.

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

None.

Certain Material Trends

Backlog at December 31, 2013 was $10.1 million compared to $12.7 million at September 30, 2013 and $15.9 million at December 31, 2012.  The decrease in backlog at December 31, 2013 from December 31, 2012 was attributable to lower backlogs at both our Electronics and Power Groups. The decrease in the backlog at the Electronics Group was primarily attributable to the lower backlog at our TDL subsidiary.  Backlog at our ICS subsidiary was slightly higher at December 31, 2013 as compared to the prior year.  The decrease in year-end backlog was primarily attributable to a difficult business environment resulting from general budget uncertainty and funding reductions related to sequestration.

Bookings at our Orbit Instrument Division exceeded $8,500,000 in 2013 which was lower than the prior year due to certain orders for legacy hardware that has been delayed. Our FAA keyboard order was substantially less than the amount initially indicated by our customer and this shortfall was attributable to funding issues caused by sequestration.  However, the effort to upgrade air traffic control towers should continue for several years and we expect the shortfall from this current year to be layered into future awards. There has been a significant amount of bid and proposal activity for our Orbit Instrument Division on both legacy products and new opportunities.  Several of these new opportunities are now in the qualification and pre-production stage.  In addition, information from our customers related to all legacy opportunities is that the timing of the receipt of these awards is uncertain but the business remains intact. Despite a reduction in sales during the current year, gross margins at our Orbit Instrument Division remained the same as compared to the prior year principally due to product mix and cost containment.

In April 2012, ICS received a follow-on base contract award for its SDC for approximately $5,758,000. ICS received initial orders of $1,597,000 against this contract and in September 2013, received its first production order valued at approximately $626,000 that is expected to be shipped in the first quarter of 2014.  The remainder of this contact is expected to be awarded over a four year period that could total approximately $3,000,000. ICS is currently working on other business opportunities and has taken certain cost cutting initiatives in 2012 including a reduction in personnel beginning in November 2012 and the consolidation of its two operating facilities into one.  ICS entered into a contract to rent the unoccupied facility for the period January 2012 through May 2013. We are relocating ICS’s operations into a smaller, more suitable facility when its lease expires in March 2014, thereby creating additional savings.

TDL’s operating lease is due to expire in October 2014.  Due to the uneven revenue stream at TDL, its expiring lease, the uncertainty surrounding defense spending related to budget discussions in Washington DC and our focus on cost containment and increasing operating efficiencies, we decided to consolidate our operations in Quakertown, PA with our operation in Hauppauge, NY.  We expect to incur approximately $600,000 in expenses and charges, inclusive of approximately $300,000 of non-cash accelerated amortization and depreciation expense on TDL’s leasehold improvements and certain other fixed assets in connection with the consolidation. In addition, all employees were guaranteed employment through March 2014 in order to complete the shipment of remaining backlog from December 31, 2013.  Certain other employees were guaranteed employment through April 30, 2014 in order to satisfy outstanding engineering tasks and to complete the consolidation. Beginning January 1, 2014, although most of the costs incurred at TDL will be associated with the consolidation of its operation into our Hauppauge facility, these costs are not considered incremental in nature and therefore will be included in regular operating costs until the facility is closed in April 2014.

All new orders received by TDL after December 31, 2013 are being manufactured in our Hauppauge facility.  We expect to realize annual savings of approximately $2,000,000 due to the consolidation but will not begin to fully realize these savings until the second half of 2014. Following the consolidation, our Hauppauge facility will have sufficient capacity to support future growth without any significant facility investment.

For the year ended December 31, 2013, operating results for our Power Group decreased from the strong results of the prior year. Annual 2013 bookings for our Power Group, particularly from our COTS division which relies on military spending, has decreased from the prior year. Despite the decrease in bookings, revenue and profitability for 2013 only slightly decreased principally due to customer delivery schedules.  However, due to reduced bookings during 2013, primarily due to the same macro-economic environment facing our Electronics Group, we expect our Power Group’s 2014 revenue and profitability to be down from 2013 levels.

Our Company has historically been dependent on a strong defense budget as a source of its revenues.  Over 90% of our revenues are related to programs procured by the Department of Defense.  The challenges now facing defense contractors are two-fold.  The Budget Control Act of 2011, requiring the Pentagon to reduce spending by $487 billion over a ten year period and the adverse consequences of the budget impasse from earlier in the year that led to sequestration cuts.  These cuts have had a profound effect on the budget for the Department of Defense and their implementation has created great uncertainty for our Company and the defense industry as a whole.  In December 2013, a new budget plan was agreed to in Washington which did provide some relief from sequestration; however, this still has left the defense budget well below historical levels.

Program contract delays, such as what we are experiencing now, particularly at our Orbit Instrument Division, TDL subsidiary and the COTS division of our Power Group, have always been a factor in our business. However, we are experiencing greater time delays between contract proposal and actual award. Continued delays in contract awards have adversely impacted our delivery schedules and compromised our operating leverage, which has adversely impacted our results for 2013. Nevertheless, it appears that aside from the timing of the receipt of certain pending orders, all of our legacy business with our customers remains intact.

As previously mentioned, reduced military spending, as a result of the Budget Control Act of 2011 and sequestration has had a profound effect on our annual bookings, revenues and backlog.   However, we continue to believe that the need for refurbishment and modernization, as opposed to the building of new equipment, could become a defense spending priority and our legacy business appears to be intact although there is no guarantee that the quantity of units that will be ordered for these legacy products will be comparable to historical levels.  Therefore, we believe there could be opportunities for us as military efforts are curtailed and defense spending priorities are refocused.  However, future business for our Company resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors who have also been significantly affected by cutbacks in defense spending.  Like many other companies in the defense sector, we are attempting to reduce the impact of reduced revenues by reducing costs.

Although our Electronics Group and the COTS Division of our Power Group are pursuing several opportunities for reorders as well as new contract awards, we have normally found it difficult to predict the timing of such awards.  In addition, we have several new opportunities that are in the prototype, pre-production stage or qualification stage.  These opportunities generally move to a production stage at a later date, although the timing is also uncertain.  However, once initial production orders are received, we are generally well positioned to receive follow-on orders depending on government needs and funding requirements.

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

We are in compliance with our financial covenants at December 31, 2013.  However, due to the costs associated with closing our Quakertown facility, we are uncertain whether we would be in compliance with one financial covenant as of March 31, 2014.  Consequently, we have commenced discussions with our primary lender to amend this one covenant in our lending agreement.  Based on preliminary discussions, we expect our lender to amend this covenant, although there can be no certainty that an agreement will be reached.

We continue to use the cash generated by our operations to pay down our debt and when appropriate, repurchase our shares in the marketplace.  Since January 1, 2012, we have repurchased in excess of 368,000 shares at an average price of $3.55. Due to our continued confidence that our legacy business remains intact and the expected positive impact of our cost cutting measures, particularly the consolidation of our Hauppauge and Quakertown operations, we believe we will continue to generate cash from our operations in 2014 which should enable us to further strengthen our balance sheet. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock. Purchases under this 10b5-1 Plan were completed in the first quarter of 2014.  Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan.  However, we will most likely not make any further purchases under our current program until later in the second quarter of 2014, depending on the receipt of certain material contracts.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item appears in Item 15 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2013, are effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) or 15d-15(f) under the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal control over financial reporting, as of December 31, 2013, based on the framework and criteria established in the 1992 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 9B.	OTHER INFORMATION

There have not been any other material changes in our affairs which have not been described in a report on Form 8-K during the fourth quarter ended December 31, 2013.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

10.2	Employment Agreement, dated as of December 14, 2007, between Registrant and Bruce Reissman. Incorporated by reference to Registrant’s Current Report on Form 8-K for December 11, 2007.

10.3
First Amendment to Employment Agreement, dated February 25, 2011 between Registrant and Bruce Reissman. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2011.

10.4
Second Amendment to Employment Agreement, dated May 26, 2011, between Registrant and Bruce Reissman.  Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.5
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

10.7	Employment Agreement, dated as of January 23, 2012, between Registrant and David Goldman. Incorporated by reference to Registrant’s Current Report on Form 8-K for January 23, 2012.

10.8
Form of Indemnification Agreement between the Company and each of its Directors dated as of September 10, 2001. Incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.9
Purchase and Sale Agreement between the Company and 80 Cabot Realty LLC dated February 26, 2001. Incorporated by reference to Exhibit 4(b) to Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10.10
First Amendment to Lease between the Company and 80 Cabot Realty, LLC dated as of January 1, 2011. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for February 22, 2011.

10.11
Credit Agreement dated as of March 10, 2010 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  Capital One, N.A. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for March 16, 2010.

10.12
Amendment to Credit Agreement, dated August 10, 2011, by and among Registrant, Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. and Capital One, N.A.  Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

10.13
Second Amendment to Credit Agreement, dated October 1, 2011, by and among Registrant, Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. and Capital One, N.A.  Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for October 1, 2011.

10.14
Amendment to Credit Agreement, dated February 6, 2012, by and among Registrant, Behlman Electronics, Inc., Tulip Development Laboratory, Inc., Integrated Consulting Services, Inc. and Capital One, N.A. Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.15
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

10.20
Credit Agreement dated as of November 8, 2012 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  People’s United Bank. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K for November 13, 2012.

10.21
Line of Credit Note dated as of November 8, 2012 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  People’s United Bank. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K for November 13, 2012.

10.22
Security Agreement dated as of November 8, 2012 between Registrant and its subsidiaries Behlman Electronics, Inc, Tulip Development Laboratory Inc. and Integrated Consulting Services, Inc. and  People’s United Bank. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K for November 13, 2012.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of EisnerAmper LLP.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. 1350.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and 18 U.S.C. 1350.

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

* Filed herewith.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets as of December 31, 2013 and 2012	F-2
Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012	F-3
Statements of Stockholders' Equity for the Years Ended December 31, 2013 and 2012	F-4
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F-5 - F-6
Notes to Consolidated Financial Statements	F-7 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Orbit International Corp.

We have audited the accompanying consolidated balance sheets of Orbit International Corp. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orbit International Corp. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York
March 31, 2014

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,562,000	$610,000
Investments in marketable securities	243,000	251,000
Accounts receivable, less allowance for doubtful accounts of $145,000	2,981,000	5,372,000
Inventories	11,803,000	13,271,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	875,000
Deferred tax asset	-	447,000
Other current assets	264,000	252,000
Total current assets	17,853,000	21,078,000
Property and equipment, net	975,000	1,099,000
Goodwill	868,000	868,000
Deferred tax asset	-	1,806,000
Other assets	35,000	125,000
Total Assets	$19,731,000	$24,976,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note payable - bank	$2,100,000	$3,324,000
Current portion of long-term debt	-	33,000
Accounts payable	510,000	741,000
Liability associated with non-renewal of senior officer contract	36,000	661,000
Income taxes payable	25,000	2,000
Accrued expenses	1,149,000	1,294,000
Customer advances	17,000	88,000
Total current liabilities	3,837,000	6,143,000
Liability associated with non-renewal of senior officer contract, net of current portion	4,000	41,000
Long-term debt, net of current portion	-	8,000
Total liabilities	3,841,000	6,192,000
Stockholders' Equity:
Common stock, $.10 par value, 10,000,000 shares authorized, 5,232,000 and 5,102,000 shares issued at 2013 and 2012, respectively, and 4,521,000 and 4,515,000 shares outstanding at 2013 and 2012, respectively	523,000	510,000
Additional paid-in capital	22,824,000	22,726,000
Treasury stock, at cost, 711,000 and 587,000 shares at 2013 and 2012, respectively	(2,133,000)	(1,700,000)
Accumulated other comprehensive loss	(5,000)	(3,000)
Accumulated deficit	(5,319,000)	(2,749,000)
Stockholders' equity	15,890,000	18,784,000
Total Liabilities and Stockholders' Equity	$19,731,000	$24,976,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2013	2012

Net sales	$24,838,000	$29,438,000

Cost of sales	15,495,000	17,777,000
Gross profit	9,343,000	11,661,000

Selling, general and administrative expenses	9,540,000	9,732,000

Costs related to non-renewal of senior officer contract	-	1,194,000

Restructuring costs	29,000	-

Goodwill impairment	-	820,000

Interest expense	59,000	124,000

Investment and other income, net	(22,000)	(144,000)
Total expenses, net	9,606,000	11,726,000

Loss before income tax provision	(263,000)	(65,000)

Income tax provision	2,307,000	70,000
Net loss	(2,570,000)	(135,000)

Change in unrealized gains and (losses) on marketable securities, net of income tax	(2,000)	15,000
Comprehensive loss	$(2,572,000)	$(120,000)

Net loss per common share:

Basic	$(0.58)	$(0.03)
Diluted	$(0.58)	$(0.03)

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2013 and 2012
	Common Stock 10,000,000 Shares Authorized		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Accumulated other Comprehensive Income (loss), net of income tax

	Shares Issued	Amount			Shares	Amount		Total
Balance at January 1, 2012	5,102,000	$510,000	$22,515,000	$(2,614,000)	369,000	$(915,000)	$(18,000)	$19,478,000
Share-based compensation expense	-	-	211,000		-	-	-	211,000
Purchase of treasury stock	-	-	-	-	218,000	(785,000)	-	(785,000)
Change in unrealized gains and losses on marketable securities, net of income tax	-	-	-	-	-	-	15,000	15,000
Net loss	-	-	-	(135,000)	-	-	-	(135,000)
Balance at December 31, 2012	5,102,000	510,000	22,726,000	(2,749,000)	587,000	(1,700,000)	(3,000)	18,784,000
Share-based compensation expense	-	-	111,000	-	-	-	-	111,000
Issuance of restricted stock	130,000	13,000	(13,000)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	124,000	(433,000)	-	(433,000)
Change in unrealized gains and losses on marketable securities, net of income tax	-	-	-	-	-	-	(2,000)	(2,000)
Net loss	-	-	-	(2,570,000)	-	-	-	(2,570,000)
Balance at December 31, 2013	5,232,000	$523,000	$22,824,000	$(5,319,000)	711,000	$(2,133,000)	$(5,000)	$15,890,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2013	2012
Cash flows from operating activities:

Net loss	$(2,570,000)	$(135,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	-	820,000
Share-based compensation expense	111,000	211,000
Depreciation and amortization	463,000	288,000
Bond premium amortization	10,000	2,000
Deferred tax expense	2,252,000	-
Gain on sale of marketable securities	(7,000)	(5,000)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,391,000	(431,000)
Decrease (increase) in inventories	1,468,000	(721,000)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	875,000	(875,000)
Increase in other current assets	(12,000)	(2,000)
Decrease (increase) in other assets	90,000	(26,000)
(Decrease) increase in liability associated with non-renewal of senior officer contract	(662,000)	79,000
Decrease in accounts payable	(231,000)	(63,000)
(Decrease) increase in customer advances	(71,000)	73,000
Increase (decrease) in taxes payable	23,000	(28,000)
Decrease in accrued expenses	(145,000)	(141,000)
Net cash provided by (used in) operating activities	3,985,000	(954,000)

Cash flows from investing activities:
Purchase of marketable securities	(553,000)	(110,000)
Proceeds from sale of marketable securities	557,000	113,000
Purchase of property and equipment	(339,000)	(373,000)

Net cash used in investing activities	(335,000)	(370,000)

Cash flows from financing activities:
Restricted cash	-	671,000
Purchase of treasury stock	(433,000)	(785,000)
Repayments of long-term debt	(41,000)	(3,050,000)
(Repayments) proceeds of note payable-bank	(1,224,000)	3,324,000
Proceeds from issuance of long-term debt	-	65,000

Net cash (used in) provided by financing activities	(1,698,000)	225,000

(continued)

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Years ended December 31,	2013	2012

Net increase (decrease) in cash and cash equivalents	$1,952,000	$(1,099,000)

Cash and cash equivalents at beginning of year	610,000	1,709,000
Cash and cash equivalents at end of year	$2,562,000	$610,000

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$61,000	$130,000

Cash paid during the year for income taxes	$32,000	$98,000

See Notes to Consolidated Financial Statements

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS:
The consolidated financial statements include the accounts of Orbit International Corp. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation.

The Company currently operates in two reporting segments, the Electronics Group and the Power Group. The Electronics Group is comprised of the Company's Orbit Instrument Division ("Orbit") and its TDL and ICS subsidiaries. Orbit and TDL are engaged in the design and manufacture of electronic components and subsystems. ICS performs system integration for gun weapons systems and fire control interface as well as logistics support and documentation. The Power Group is comprised of the Company's Behlman subsidiary and is engaged in the design and manufacture of commercial and custom power units. The Electronics Group and the Power Group both conduct their operations in the United States. The majority of the Company’s customers are comprised of various agencies and prime and lower tier subcontractors of the U.S government.

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

Marketable Securities

The Company's investments are classified as available-for-sale securities and are stated at fair value, based on quoted market prices, with the unrealized gains and losses, net of income tax, reported in accumulated other comprehensive income (loss). Realized gains and losses are included in investment income. Any decline in value judged to be other-than-temporary on available-for-sale securities are included in earnings to the extent they relate to a credit loss. A credit loss is the difference between the present value of cash flows expected to be collected from the security and the amortized cost basis. The amount of any impairment related to other factors will be recognized in comprehensive income (loss). The cost of securities is based on the specific-identification method. Interest and dividends on such securities are included in investment income.

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

Goodwill

The Company records goodwill as the excess of purchase price over the fair value of identifiable net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, goodwill is not amortized but instead tested for impairment on at least an annual basis. The Company, where appropriate, will utilize Accounting Standards Update (“ASU”) 2011-08 which allows the Company to not perform the two-step goodwill impairment test if it determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount based on a qualitative assessment of the reporting unit. The Company’s annual goodwill impairment test is performed in the fourth quarter each year or sooner when impairment indicators are present. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. In determining the recoverability of goodwill, assumptions are made regarding estimated future cash flows and other factors to determine the fair value of the assets.

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount expected that will more likely than not be realized. Management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. Interest and penalties related to any tax matters are recognized as income tax expense.

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

All contracts are for products made to specific customer specifications with no right of return. All units are shipped with a one-year warranty. There were no material warranty claims during the years ending December 31, 2013 and 2012.

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

Freight and Delivery Costs

The Company's freight out and delivery costs were $106,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively. These costs are included in selling, general and administrative expenses.

Research and Development Expenses

Research and development costs are expensed when incurred.  The Company expensed approximately $1,718,000 and $1,573,000 for research and development during the years ended December 31, 2013 and 2012, respectively, which is included in selling, general and administrative expenses.

3.	ACCRUED EXPENSES:	Accrued Expenses consist of the following:

December 31,	2013	2012

Vacation	$313,000	$298,000
Payroll and payroll taxes	331,000	468,000
Deferred rent	149,000	105,000
Professional fees	190,000	231,000
Other	166,000	192,000 -
	$1,149,000	$1,294,000

4.	INVENTORIES:	Inventories consist of the following:

December 31,	2013	2012

Raw materials	$7,200,000	$8,199,000
Work-in-process	4,313,000	4,742,000
Finished goods	290,000	330,000
	$11,803,000	$13,271,000

5.	MARKETABLE SECURITIES:	The following is a summary of the Company’s available-for-sale marketable securities at December 31, 2013 and 2012:

December 31, 2013	Adjusted Cost	Fair Value	Unrealized Holding Loss

Corporate Bonds	$250,000	$243,000	$(7,000)

December 31, 2012

Corporate Bonds	$257,000	$251,000	$(6,000)

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of marketable securities classified as available-for-sale at December 31, 2013 are as follows:

Due after one year through ten years	$153,000
Due after ten years	$97,000
Total	$250,000

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

The tables below present the balances, as of December 31, 2013 and 2012, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

2013	Total	Level 1	Level 2	Level 3

Corporate Bonds	$243,000	$243,000	$-	$-

2012	Total	Level 1	Level 2	Level 3

Corporate Bonds	$251,000	$251,000	$-	$-

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

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:	At December 31, 2013 and 2012, costs and estimated earnings in excess of billings on uncompleted contracts consist of:

	2013	2012
Costs incurred on uncompleted contracts	-	$998,000
Estimated earnings	-	379,000
	-	1,377,000
Less: billings to date	-	(502,000)
Cost and estimated earnings in excess of billings on uncompleted contracts	$-	$875,000

8.	GOODWILL:	At December 31, 2013 and 2012, the Company's goodwill consist of the following:

Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
$9,798,000	-	$(8,930,000)	$868,000

At December 31, 2013, in connection with the annual impairment testing of Behlman’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the Behlman reporting unit was greater than the carrying value and therefore the goodwill was not impaired. During 2013 and 2012, the methods used to determine the fair value of the Company’s Behlman and TDL reporting units were an income approach (discounted cash flow analysis based on financial and operating projections) and a market approach (comparison of financial data for publicly traded companies engaged in similar lines of business).

During 2012, in connection with the annual impairment testing of TDL’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the TDL reporting unit was less than the carrying value and therefore the goodwill was impaired. As a result, the Company recorded an impairment charge for $820,000, representing the remaining carrying value of TDL’s goodwill.

The Company performed a qualitative assessment on Behlman’s goodwill at December 31, 2012. The Company concluded at December 31, 2012 that the fair value of Behlman was more likely than not greater than its carrying amount.

9.	PROPERTY AND EQUIPMENT:	Property and equipment at cost, consists of the following:

December 31,	2013	2012
Leasehold improvements	$997,000	$997,000
Computer equipment	1,021,000	829,000
Machinery and equipment	1,753,000	1,711,000
Autos	27,000	27,000
Furniture and fixtures	936,000	831,000
	4,734,000	4,395,000
Accumulated depreciation and amortization	(3,759,000)	(3,296,000)
	$975,000	$1,099,000

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized, on a straight-line basis, depreciation and amortization expense of $463,000 and $288,000 for the years ended December 31, 2013 and 2012, respectively. During 2013, the Company recorded approximately $161,000 of accelerated amortization and depreciation expense relating to a change in useful life on certain TDL fixed assets associated with the decision to consolidate the operations of our Quakertown, PA based TDL facility into our Hauppauge, NY facility.

10.	DEBT:
On November 8, 2012, the Company entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. In June 2013, the Company’s Credit Agreement was amended whereby (i) the expiration date on its credit facility was extended to July 1, 2015 and (ii) the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at December 31, 2013) and/or (ii) 2% over LIBOR for 30, 60 and 90 day LIBOR maturities, at the Company’s sole discretion. The line of credit is collateralized by a first priority security interest in all of the Company’s tangible and intangible assets. Outstanding borrowings under the line of credit were $2,100,000 at December 31, 2013 at an interest rate of 2.16% representing 2% plus the 30 day LIBOR rate. Outstanding borrowings under the line of credit were $3,324,000 at December 31, 2012 at an interest rate of 2.21% representing 2% plus the 30 day LIBOR rate.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined, under the Credit Agreement. The Company was in compliance with the financial covenants contained in its Credit Agreement at December 31, 2013. Despite being in compliance at December 31, 2013, the Company is uncertain whether it will be in compliance with one of the financial covenants contained in its lending agreement at March 31, 2014. Accordingly, the Company has classified its line of credit as a current liability at December 31, 2013. The Company is currently negotiating with its primary lender to amend this covenant.

During March 2012, the Company entered into a two-year $65,000 installment loan agreement to finance the purchase of a leasehold improvement. The loan’s imputed interest rate was 3.25%, was payable in twenty-four (24) monthly payments of approximately $2,800, was collateralized by the related leasehold improvement, and was scheduled to mature March 2014. The installment loan agreement was fully paid during the year ending December 31, 2013.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION PLANS:
The Company had a stock-based compensation plan, which provided for the granting of nonqualified and incentive stock options, as well as restricted stock awards and stock appreciation rights to officers, employees and key persons. The plan granted options at the market value of the Company's stock on the date of such grant and all options expire ten years after granted.  The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee with vesting ranging from one to ten years.  Generally the awards vest based upon time-based conditions. Stock option exercises are funded through the issuance of the Company's common stock. Stock compensation expense for the years ended December 31, 2013 and 2012 was $111,000 and $211,000, respectively.

The following table summarizes the Company's nonvested restricted stock activity for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested restricted stock at January 1, 2013	18,000	$5.32

Granted	130,000	3.23

Vested	(9,000)	5.32

Forfeited	-	- .

Nonvested restricted stock at December 31, 2013	139,000	$3.37

The following table summarizes activity in stock options:

December 31,	2013			2012
	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Options	Weighted Average Exercise Price
Outstanding at beginning of year	178,000	$3.58	2	250,000	$4.03

Granted	-	-	-	-	-

Forfeited	(64,000)	4.47	-	(72,000)	5.13

Exercised	-	-	-	-	-

Outstanding at end of year	114,000	$3.08	1	178,000	$3.58

Outstanding and exercisable at end of year	100,000	$3.24	1	150,000	$3.88

Weighted-average fair value of options granted during the year		-			-

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life/Years	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$2.00	83,000	1.25	$2.00	69,000	$2.00
$5.96	31,000	.50	$5.96	31,000	$5.96
$2.00 - $5.96	114,000	1.00	$3.08	100,000	$3.24

At December 31, 2013, the aggregate intrinsic value of options outstanding was $116,000 and the aggregate intrinsic value of options exercisable was $96,000. At December 31, 2012, the aggregate intrinsic value of options outstanding was $102,000 and the aggregate intrinsic value of options exercisable was $67,000.

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2013	28,000	$1.02

Granted	-	-

Vested	(14,000)	1.02

Forfeited	-	-

Nonvested stock options at December 31, 2013	14,000	$1.02

The following table summarizes the Company's nonvested stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2012	43,000	$1.02

Granted	-	-

Vested	(15,000)	1.02

Forfeited	-	-

Nonvested stock options at December 31, 2012	28,000	$1.02

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's stock-based employee compensation plan allowed for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from seven to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. During the year ended December 31, 2013, 130,000 shares of restricted stock were awarded to senior management which will vest over seven years. As of December 31, 2013, the Company had unearned compensation of $399,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next seven years. The unvested portion of restricted stock awards at December 31, 2013 was approximately 139,000 shares.

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

The Company contributed approximately $170,000 and $225,000 to the plan during the years ended December 31, 2013 and 2012, respectively.

13.	INCOME TAXES:
The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return the Company files income tax returns in various state jurisdictions on a combined or separate basis.

For the year ended December 31, 2013, the Company recorded a $2,252,000 deferred tax expense related to a full valuation allowance taken on its net deferred tax asset. The full valuation allowance was recorded as a result of the conclusion that the Company, more likely than not, will not generate sufficient future taxable income to utilize its net operating loss carryforwards and other temporary differences. This conclusion was based on the following: (i) pre-tax losses for the two most recent years, (ii) the challenging U.S. defense budget environment which has made it difficult to project revenue and profitability in future years with any degree of confidence, and (iii) the costs that will be incurred related to the TDL consolidation in 2014.

At December 31, 2013 and 2012, the Company has an alternative minimum tax credit of approximately $573,000 with no limitation on the carryforward period. The Company also has federal and state net operating loss carryforwards of approximately $7,000,000 and $6,000,000, respectively, at December 31, 2013.  The net operating loss carry-forwards expire from 2018 through 2033.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

December 31,	2013	2012
Tax at U.S. statutory rates	(34.0)%	(34.0)%
State income and federal minimum taxes	21.0%	108.0%
Change in valuation allowance	886.0%	17.0%
Permanent differences	-	2.0%
Nondeductible expenses	4.0%	15.0%
	877.0%	108.0%

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) are comprised of the following:

December 31,	2013	2012

Alternative minimum tax credit carry-forward	$573,000	$573,000
Net operating loss carryfowards	2,755,000	2,211,000

Temporary differences in bases of assets and liabilities:
Accounts receivable and inventory	739,000	488,000
Accrued expenses	183,000	406,000
Stock-based compensation	26,000	4,000
Goodwill	1,285,000	1,502,000
Intangible assets	781,000	882,000
Property and equipment	12,000	(7,000)
	3,026,000	3,275,000
Total deferred tax assets, net	6,354,000	6,059,000

Valuation allowance	(6,354,000)	(3,806,000)
Net deferred tax assets	$-	$2,253,000

The income tax provision consists of the following:

	2013	2012
Current income tax expense	$55,000	$70,000
Deferred income tax expense	2,252,000	-
Total	$2,307,000	$70,000

Deferred income taxes are included in the accompanying balance sheet as follows:

	2013	2012
Current asset	$-	$447,000
Long-term asset	-	1,806,000
	$-	$2,253,000

As of December 31, 2013 and 2012, the Company has no material uncertain tax positions. The Company is subject to routine income tax audits in various jurisdictions and tax returns from December 31, 2010 remain open to examination by such taxing authorities. The Company did not record any tax related interest or penalties.

14.	SIGNIFICANT CUSTOMERS AND CONCENT RATIONS OF CREDIT RISK:
Sales to significant customers accounted for approximately 24% (13% and 11%) and 20% of the Company's consolidated net sales for the years ended December 31, 2013 and 2012, respectively. Significant customers of the Company accounted for approximately 19% and 15%, respectively, of our consolidated accounts receivable balance at December 31, 2013. The majority of our consolidated sales are related to programs procured by the Department of Defense.

For  the years ended December 31, 2013 and 2012, significant customers of the Company's Electronics Group accounted for approximately 66% (23%, 20%, 12% and 11%) and 51% (28%, 13% and 10%), respectively, of the Electronics Group's net sales. Significant customers of the Company's Electronics Group accounted for approximately 77% (30%, 24%, 15%, and 8%), respectively, of the Electronics Group’s accounts receivable balance at December 31, 2013.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant customers of the Company's Power Group accounted for approximately 37% (15% , 12%, and 10%) and 35% (12%, 12%, and 11%) of the Power Group's net sales for the years ended December 31, 2013 and 2012, respectively. Significant customers of the Company's Power Group accounted for approximately 42% (26%, 9%, and 7%), respectively, of the Power Group’s accounts receivable balance at December 31, 2013. A substantial portion of the net sales is subject to audit by agencies of the U.S. government. In the opinion of management, adjustments to such sales, if any, will not have a material effect on the Company's consolidated financial position or results of operations.

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

In April 2009, the Company’s TDL subsidiary entered into a five year lease for a new operating facility in Quakertown, PA commencing November 1, 2009 and expiring October 31, 2014. Annual rent payments pursuant to an amendment to the lease were approximately $183,600 for the first four years of the lease and approximately $213,600 for year five of the lease. In October 2013, the Company decided to consolidate its Quakertown, PA facility into its Hauppauge, NY facility. The consolidation should be completed by June 30, 2014.

Additional operating leases are for the ICS facility, a sales office, vehicles and office equipment.

The Company has escalation clauses which are recognized on a straight line basis over the life of the lease. The amounts are recorded in accrued expenses in the accompanying consolidated financial statements.

Future minimum lease payments as of December 31, 2013 under all operating lease agreements that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,
2014	$694,000
2015	475,000
2016	475,000
2017	506,000
2018	463,000
2019 and thereafter	1,389,000
Total future minimum lease payments	$4,002,000

Rent expense for operating leases was approximately $766,000 and $715,000 for the years ended December 31, 2013 and 2012, respectively.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS:
In March 2012, the Company reached a decision that made it probable that the employment agreement of its former chief operating officer would not be renewed, which effectively terminated his employment as of July 31, 2012. Pursuant to the terms of his existing agreement, the Company recorded an expense of $1,194,000 during the three months ended March 31, 2012, representing its estimated contractual obligation relating to the contract non-renewal. In addition, relating to the non-renewal, all of his unvested restricted shares vested as of July 31, 2012 which resulted in share based compensation expense of approximately $138,000. As of December 31, 2013, the liability associated with the non-renewal of the former chief operating officer contract was approximately $40,000.

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of business. The Company is not currently involved in any other legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations.

The Company also has employment agreements with two executive officers and four other principal officers. At December 31, 2013, the total contractual obligations under these agreements over the next two years is approximately $1,449,000. In addition, two executive officers are entitled to bonuses based on certain performance criteria, as defined, and five officers and five key employees are entitled to bonuses based on a percentage of earnings before taxes, as defined. Total bonus compensation expense was approximately $187,000 and $232,000 for years ended December 31, 2013 and 2012, respectively.

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

The following is the Company's reporting segment information as of and for the years ended December 31, 2013 and 2012:

Year ended December 31,	2013	2012
Net sales:
Electronics Group:
Domestic	$12,112,000	$15,311,000
Foreign	1,035,000	1,755,000
Total Electronics Group	13,147,000	17,066,000
Power Group:
Domestic	10,780,000	11,326,000
Foreign	931,000	1,056,000
Total Power Group	11,711,000	12,382,000
Intersegment Sales	(20,000)	(10,000)
Total net sales	$24,838,000	$29,438,000

Income (loss) before income tax provision:
Electronics Group (1)	$(1,022,000)	$(1,592,000)
Power Group	1,978,000	2,717,000
Intersegment profit	9,000	14,000
General corporate expenses not allocated	(1,191,000)	(1,224,000)
Interest expense	(59,000)	(124,000)
Investment and other income, net	22,000	144,000
Loss before income tax provision	$(263,000)	$(65,000)

December 31,	2013	2012
Assets:
Electronics Group	$8,859,000	$12,540,000
Power Group	7,240,000	8,504,000
General corporate assets not allocated	3,673,000	3,982,000
Elimination of intersegment gross profit in ending inventory	(41,000)	(50,000)
Total assets	$19,731,000	$24,976,000
Depreciation and amortization:
Electronics Group	$428,000	$266,000
Power Group	35,000	22,000
Total depreciation and amortization	$463,000	$288,000

(1)	Includes restructuring charges of $29,000 in 2013 and costs related to non-renewal of a senior officer contract and a goodwill impairment charge of $1,194,000 and $820,000, respectively, in 2012.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	NET LOSS PER COMMON SHARE	The following table sets forth the computation of basic and diluted net loss per common share:

Year Ended December 31,	2013	2012
Denominator:
Denominator for basic net loss per share – weighted-average common shares	4,453,000	4,591,000

Effect of dilutive securities:
Employee and director stock options	-	-

Denominator for diluted net loss per share - weighted-average common shares and assumed conversions	4,453,000	4,591,000

The numerator for basic and diluted net loss per share for the years ended December 31, 2013 and 2012 is the net loss for each year.

Stock options to purchase 114,000 and 178,000 shares of common stock were outstanding at December 31, 2013 and 2012, respectively, but were not included in the computation of diluted loss per share because inclusion of these options would have been anti-dilutive as the Company incurred net losses during the relevant periods.

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 139,000 and 18,000 shares of restricted common stock were outstanding during the years ended December 31, 2013 and 2012, respectively, but were not included in the computation of basic loss per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

19.	EQUITY:
In November 2012, the Company’s Board of Directors authorized management, in its discretion, to purchase up to $400,000 of its common stock. On March 6, 2013, the Company’s Board of Directors approved a 10b5-1 Plan through which the Company conducted its authorized stock buy back program. The Company repurchased all of the remaining shares available under its 10b5-1 Plan during the first and second quarters of 2013. From November 8, 2012 to June 20, 2013, the Company purchased a total of approximately 116,000 shares of its common shares for total cash consideration of approximately $400,000 for an average price of $3.45 per share. In June 2013, the Company’s Credit Agreement was amended whereby the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. On November 6, 2013, the Company’s Board of Directors authorized management to purchase up to $400,000 of its common stock pursuant to a buy back program. In conjunction with the buy back program, the Company’s Board of Directors authorized management to enter into a 10b5-1 Plan through which the Company will be permitted to purchase up to $200,000 of its common stock. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan. From November 6, 2013 to February 24, 2014, the Company purchased a total of approximately 58,000 shares of common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share.

20.	RESTRUCTURING:
In October 2013, the Company decided to consolidate the operations of its TDL subsidiary, located in Quakertown Pennsylvania, into its Orbit International Corp. facility located in Hauppauge, New York (“TDL Consolidation”). This decision was based on a number of factors, among them, a difficult business environment due to the Budget Control Act of 2011 and further budget concerns related to sequestration, the Company’s broader focus on cutting costs and promoting operating efficiencies and TDL’s expiring lease in  October 2014. The expense associated with the restructuring plan was approximately $29,000 during the year ending December 31, 2013 and is classified in the consolidated statements of operations as restructuring costs. The restructuring liability was approximately $13,000 at December 31, 2013 and is classified as accrued expenses in the consolidated balance sheets. In addition, the Company incurred approximately $161,000 of accelerated non-cash amortization and depreciation expense during the year ended December 31, 2013 relating to the TDL consolidation. The Company expects to incur an additional $161,000 of accelerated amortization and depreciation expense during the first quarter of 2014 relating to the TDL consolidation as well as approximately $300,000 of additional restructuring related expenses during 2014.  The following table presents the detail of expenses and liability for the Company’s restructuring charges:

	Expense incurred during the year ended December 31, 2013	Liability at 12/31/13
Severance charges	$7,000	$7,000
Other associated costs	22,000	6,000
Totals	$29,000	$13,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ORBIT INTERNATIONAL CORP.

Dated: March 31, 2014	By: /s/ Mitchell Binder
Mitchell Binder, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell Binder	President, Chief Executive Officer and Director	March 31, 2014
Mitchell Binder	(Principal Executive Officer)

/s/ David Goldman	Chief Financial Officer and Treasurer	March 31, 2014
David Goldman	(Principal Financial and Accounting Officer)

/s/ Fredric Gruder	Director	March 31, 2014
Fredric Gruder

/s/ Bernard Karcinell	Director	March 31, 2014
Bernard Karcinell

/s/ Sohail Malad	Director	March 31, 2014
Sohail Malad

/s/ Lawrence Rainville	Director	March 31, 2014
Lawrence Rainville

/s/ Wayne Cadwallader	Director	March 31, 2014
Wayne Cadwallader