Form 10-Q
period 2014-03-31
ORBIT INTERNATIONAL CORP
filed 2014-05-15
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,493,718 shares of common stock, par value $.10, as of May 12, 2014.

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2014	2013
	(unaudited)
Current assets:
Cash and cash equivalents	$1,464,000	$2,562,000
Investments in marketable securities	239,000	243,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	3,267,000	2,981,000
Inventories	11,783,000	11,803,000
Other current assets	263,000	264,000

Total current assets	17,016,000	17,853,000

Property and equipment, net	761,000	975,000

Goodwill	868,000	868,000

Other assets	40,000	35,000

TOTAL ASSETS	$18,685,000	$19,731,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	March 31,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Note payable - bank	$-	$2,100,000
Accounts payable	582,000	510,000
Liability associated with non-renewal of senior officer contract	32,000	36,000
Income taxes payable	34,000	25,000
Accrued expenses	1,004,000	1,149,000
Customer advances	298,000	17,000

Total current liabilities	1,950,000	3,837,000

Note payable – bank	1,970,000	-
Liability associated with non-renewal of senior officer contract, net of current portion	1,000	4,000

Total liabilities	3,921,000	3,841,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,232,000 shares issued at 2014 and 2013, respectively, and 4,494,000 and 4,521,000 shares outstanding at 2014 and 2013, respectively	523,000	523,000
Additional paid-in capital	22,850,000	22,824,000
Treasury stock, at cost, 738,000 and 711,000 shares at 2014 and 2013, respectively	(2,225,000)	(2,133,000)
Accumulated other comprehensive loss, net of tax	(3,000)	(5,000)
Accumulated deficit	(6,381,000)	(5,319,000)

Total stockholders’ equity	14,764,000	15,890,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,685,000	$19,731,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$5,007,000	$6,447,000

Cost of sales	3,507,000	3,956,000

Gross profit	1,500,000	2,491,000

Selling, general and administrative expenses	2,543,000	2,531,000
Interest expense	11,000	17,000
Investment and other income, net	(10,000)	(3,000)

Loss before income tax provision	(1,044,000)	(54,000)

Income tax provision	18,000	26,000

NET LOSS	(1,062,000)	(80,000)

Change in unrealized gains on marketable securities, net of income tax	2,000	4,000

Comprehensive loss	$(1,060,000)	$(76,000)

Net loss per common share:

Basic and diluted	$(0.24)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	4,379,000	4,487,000

The accompanying notes are in integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:

Net loss	$(1,062,000)	$(80,000)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Share-based compensation expense	26,000	28,000
Depreciation and amortization	246,000	68,000
(Gain) loss on sale of marketable securities	(3,000)	2,000
Bond (discount) premium amortization	(2,000)	1,000

Changes in operating assets and liabilities:

Accounts receivable	(286,000)	1,305,000
Inventories	20,000	343,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(9,000)
Other current assets	1,000	18,000
Other assets	(5,000)	14,000
Accounts payable	72,000	41,000
Accrued expenses	(145,000)	(165,000)
Income taxes payable	9,000	2,000
Customer advances	281,000	(71,000)
Liability associated with non-renewal of senior officer contract	(7,000)	(106,000)

Net cash (used in) provided by operating activities	(855,000)	1,391,000

Cash flows from investing activities:

Purchases of property and equipment	(32,000)	(128,000)
Purchase of marketable securities	(143,000)	(156,000)
Sale of marketable securities	154,000	150,000

Net cash used in investing activities	(21,000)	(134,000)

(continued)

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from financing activities:

Purchase of treasury stock	$(92,000)	$(56,000)
Repayments of note payable - bank	(130,000)	(624,000)
Repayments of long-term debt	-	(8,000)

Net cash used in financing activities	(222,000)	(688,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,098,000)	569,000

Cash and cash equivalents – Beginning of period	2,562,000	610,000

CASH AND CASH EQUIVALENTS – End of period	$1,464,000	$1,179,000

Supplemental cash flow information:

Cash paid for interest	$11,000	$18,000

Cash paid for income taxes	$9,000	$24,000

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2014.

These condensed consolidated statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed on March 31, 2014.

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
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return, the Company files income tax returns in various state jurisdictions. The Company is subject to routine income tax audits in various jurisdictions and tax returns remain open to examination by such taxing authorities in accordance with their respective statutes.

Revenue and Cost Recognition

The Company recognizes a substantial portion of its revenue upon the delivery of product. The Company recognizes such revenue when title and risk of loss are transferred to the customer and when: i) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, manufacturing overhead and estimated earnings less accounts receivable billings.

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

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on marketable securities, net of tax. The Company has elected to present the components of net income (loss), the components of other comprehensive income and total comprehensive income as a single continuous statement.

(Note 2) - Stock Based Compensation:

The Company had stock-based employee compensation plans, which provided for the granting of nonqualified and incentive stock options, as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The plans granted options with the exercise price equal to the market value of the Company’s stock on the date of such grant and all options expire ten years after granted. The terms and vesting schedules for stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Share-based compensation expense was $26,000 and $28,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company's stock-based employee compensation plans allowed for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from seven to ten years. The share based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of March 31, 2014, the Company had unearned compensation of $345,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next six years. The unvested portion of restricted stock awards at March 31, 2014 and 2013 were approximately 121,000 and 149,000 shares, respectively.

The following table summarizes the Company's nonvested restricted stock activity for the three months ended March 31, 2014:

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) - Stock Based Compensation (continued):

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock at January 1, 2014	139,000	$3.37

Granted	-	-

Vested	(18,000)	3.23

Forfeited	-	-

Nonvested restricted stock at March 31,	121,000	$3.39

Stock option activity during the three months ended March 31, 2014, under all stock option plans is as follows:

Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(in years)

Options outstanding, January 1, 2014	114,000	$3.08	1

Granted	-	-	-

Forfeited	-	-	-

Exercised	-	-	-

Options outstanding, March 31, 2014	114,000	$3.08	1

Outstanding exercisable at March 31, 2014	114,000	$3.08	1

At March 31, 2014, the aggregate intrinsic value of options outstanding and exercisable was $78,000, respectively. At the comparable 2013 period, the aggregate intrinsic value of options outstanding and exercisable was $137,000 and $113,000, respectively.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) - Stock Based Compensation (continued):

The following table summarizes the Company's nonvested stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested stock options at January 1, 2014	14,000	$1.02

Granted	-	-

Vested	(14,000)	$1.02

Forfeited	-	-

Nonvested stock options at March 31, 2014	-	-

(NOTE 3) – Debt:

On November 8, 2012, the Company entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. In June 2013, the Company’s Credit Agreement was amended whereby (i) the expiration date on its credit facility was extended to July 1, 2015 and (ii) the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. In April 2014, the Company’s Credit Agreement was further amended whereby (i) the Company is required, for a certain defined period of time, to have cash, marketable securities and excess availability under its borrowing base, in the aggregate, of no less than $3,000,000 (ii) the definition of the Company’s consolidated fixed charge coverage ratio was amended and compliance with such ratio was waived for the quarter ended March 31, 2014 and the Company is not required to comply with this ratio until the year ending December 31, 2014 and each fiscal quarter and year thereafter, and (iii) the Company is required to maintain consolidated tangible net worth of no less than $13,500,000 for the quarters ending June 30, 2014 and September 30, 2014. Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at March 31, 2014) and/or (ii) 2% over LIBOR for 30, 60 and 90 day LIBOR maturities, at the Company’s sole discretion. The line of credit is collateralized by a first priority security interest in all of the Company’s tangible and intangible assets. Outstanding borrowings under the line of credit were $1,970,000 at March 31, 2014 at an interest rate of 2.16% representing 2% plus the 30 day LIBOR rate.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined, under the Credit Agreement. The Company was in compliance with the financial covenants contained in its Credit Agreement at March 31, 2014, except for the fixed charge coverage ratio which was waived by the Company’s bank.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Net Loss Per Common Share:

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2014	2013
Denominator:
Denominator for basic net loss per share - weighted-average common shares	4,379,000	4,487,000
Effect of dilutive securities:
Employee and directors stock options	-	-
Unearned portion of restricted stock awards	-	-
Denominator for diluted net loss per share - weighted-average common shares and assumed conversion	4,379,000	4,487,000

The numerator for basic and diluted net loss per share for the three month periods ended March 31, 2014 and 2013 is the net loss for each period.

Stock options to purchase 114,000 and 178,000 shares of common stock were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted loss share because inclusion of these options would have been anti-dilutive as the Company incurred net losses during the relevant periods.

Approximately 121,000 and 149,000 shares of common stock were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of basic loss per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE 5) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 6) - Inventories:

Inventories are comprised of the following:

	March 31,	December 31,
	2014	2013

Raw Materials	$7,080,000	$7,200,000
Work-in-process	4,374,000	4,313,000
Finished goods	329,000	290,000

TOTAL	$11,783,000	$11,803,000

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 7) – Marketable Securities:

The following is a summary of the Company’s available-for-sale marketable securities at March 31, 2014 and December 31, 2013:

			Unrealized
	Adjusted	Fair	Holding
March 31, 2014	Cost	Value	Loss

Corporate Bonds	$243,000	$239,000	$(4,000)

December 31, 2013

Corporate Bonds	$250,000	$243,000	$(7,000)

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

The table below presents the balances, as of March 31, 2014 and December 31, 2013, of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

March 31, 2014	Total	Level 1	Level 2	Level 3

Corporate Bonds	$239,000	$239,000	$-	$-

December 31, 2013	Total	Level 1	Level 2	Level 3

Corporate Bonds	$243,000	$243,000	$-	$-

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 8) - Fair Value of Financial Instruments (continued):

The Company’s only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reasonably approximate their fair value due to their relatively short maturities. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

(NOTE 9) - Business Segments:

The Company operates through two business segments, the Electronics Segment (or "Electronics Group") and the Power Units Segment (or "Power Group").  The Electronics Group is comprised of the Orbit Instrument Division and the Company’s Tulip Development Laboratory, Inc. (“TDL”) and Integrated Combat Systems (“ICS”) subsidiaries. The Orbit Instrument Division, TDL subsidiary, and beginning January 1, 2014, our TDL Division which conducts all operations of TDL that were moved to the Company’s Hauppauge, NY facility, are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface, cable and harness assemblies, as well as logistics support and documentation. The Company's Power Group, through the Company's Behlman Electronics, Inc. subsidiary, is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

The Company’s reportable segments are business units that offer different products.  The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company’s business segment information for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Net sales:
Electronics
Domestic	$2,767,000	$2,837,000
Foreign	137,000	351,000
Total Electronics	2,904,000	3,188,000
Power Units
Domestic	2,053,000	3,072,000
Foreign	50,000	200,000
Total Power Units	2,103,000	3,272,000

Intersegment Sales	-	(13,000)

Total	$5,007,000	$6,447,000

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) - Business Segments (continued):

	Three Months Ended
	March 31,
	2014	2013

Income (loss) before income tax provision:
Electronics Group	$(743,000)	$(467,000)
Power Group	(1,000)	734,000
General corporate expenses not allocated	(299,000)	(307,000)
Interest expense	(11,000)	(17,000)
Investment and other income, net	10,000	3,000

Loss before income tax provision	$(1,044,000)	$(54,000)

(NOTE 10) - Goodwill:

As of March 31, 2014 and December 31, 2013, the Company's goodwill consists of the following:

Gross			Net
Carrying	Accumulated	Accumulated	Carrying
Value	Amortization	Impairment	Value

$9,798,000	-	$(8,930,000)	$868,000

(NOTE 11) – Income Taxes:

For the three months ended March 31, 2014 and 2013, the Company recorded $18,000 and $26,000, respectively, of state income and minimum tax expense. As of March 31, 2014, the Company has no material uncertain tax positions. At March 31, 2014, the Company continued to record a full valuation allowance on its net deferred tax asset.

(NOTE 12) – Equity:

On November 6, 2013, the Company’s Board of Directors authorized management to purchase up to $400,000 of its common stock pursuant to a buy back program. In conjunction with the buy back program, the Company’s Board of Directors authorized management to enter into a 10b5-1 Plan through which the Company was permitted to purchase up to $200,000 of its common stock. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan. From November 6, 2013 to February 27, 2014, the Company purchased a total of approximately 58,000 shares of common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 13) – Consolidation:

In October 2013, the Company decided to consolidate the operations of its TDL subsidiary, located in Quakertown Pennsylvania, into its Orbit International Corp. facility located in Hauppauge, New York (“TDL Consolidation”). This decision was based on a number of factors, among them, TDL’s expiring lease in October 2014, the uneven revenue stream at TDL, the uncertainty surrounding defense spending related to budget discussions in Washington DC and the Company’s broader focus on cutting costs and promoting operating efficiencies. During the three months ended March 31, 2014, The Company incurred a $728,000 operating loss from its TDL subsidiary which included costs associated with the consolidation of its Quakertown facility including approximately $161,000 of accelerated non-cash amortization and depreciation expense. The Company expects to incur additional costs related to the TDL consolidation during the second quarter of 2014, albeit less than the first quarter.

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

Executive Overview

We recorded a decrease in our operating results for the three months ended March 31, 2014 as compared to the prior year period. Our sales decreased by 22.3% and we recorded a net loss of $1,062,000 during the current year period as compared to a net loss of $80,000 in the prior year period. Our net loss during the current year period was primarily attributable to lower revenue and profitability from both our Electronics and Power Groups. Our net loss during the current year period also included a $728,000 operating loss from our TDL subsidiary which included costs associated with the consolidation of our Quakertown facility into our Hauppauge, NY facility. Beginning in June 2014, we do not expect to incur any additional costs associated with our Quakertown facility with the exception of some minor occupancy related costs. The decrease in sales during the current year period was principally due to an 8.9% and 35.7% decrease in sales at our Electronics and Power Groups, respectively.

Our backlog at March 31, 2014 was approximately $9,600,000 compared to $10,100,000 at December 31, 2013 and $14,700,000 at March 31, 2013. The decrease in backlog at March 31, 2014 from March 31, 2013 was attributable to lower backlogs at both our Electronics and Power Groups.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant number of business opportunities and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Index
Our financial condition remains strong as evidenced by our 8.7 to 1 current ratio at March 31, 2014. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. In April 2014, our Credit Agreement was further amended whereby (i) we are required, for  a certain defined period of time, to have cash, marketable securities and excess availability under our borrowing base, in the aggregate, of no less than $3,000,000 (ii) the definition of our consolidated fixed charge coverage ratio was amended and compliance with such ratio was waived for the quarter ended March 31, 2014 and we are not required to comply with this ratio until the year ending December 31, 2014 and each fiscal quarter and year thereafter, and (iii) we are required to maintain consolidated tangible net worth of no less than $13,500,000 for the quarters ending June 30, 2014 and September 30, 2014. We anticipated the operating loss for the current quarter when we negotiated the amendment to our banking agreement with our primary lender. We were in compliance with the financial covenants contained in our Credit Agreement at March 31, 2014, except for the fixed charge coverage ratio which was waived by our bank. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock under the $400,000 buy back program. We are authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan. From November 6, 2013 to February 27, 2014, we purchased a total of approximately 58,000 shares of our common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share. We will most likely not make any further repurchases of our common stock until later in the second quarter of 2014, depending on the timing of receipt of certain material contracts.

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

Index
At the present time, it appears that consolidation resulting from budget pressure has created a resource issue with respect to the workloads on civilian government employees and the industry in general. Program contract delays have always been a factor on our business and our industry and these resource issues will more than likely exacerbate this problem for our industry. Consequently, significant delays in contract awards could adversely affect planned delivery schedules which could continue to impact our operating performance for 2014. As a result, our business, financial condition and results of operations could be materially adversely affected.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2014. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2013, as filed with the SEC with our Annual report on Form 10-K filed on March 31, 2014.

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

Deferred Tax Asset

At March 31, 2014, we continued to record a full valuation allowance on our net deferred tax asset. For the year ending December 31, 2013, we recorded a $2,252,000 deferred tax expense relating to a full valuation allowance taken on our net deferred tax asset. The full valuation allowance was recorded as a result of our conclusion that we will more likely than not be unable to generate sufficient future taxable income to utilize our net operating loss carryforwards and other temporary differences. This conclusion was based on the following: (i) pre-tax losses for the 2013 and 2012 calendar years, (ii) the challenging U.S. defense budget environment which has made it difficult to project revenue and profitability in future years with any degree of confidence, and (iii) the costs that have and will be incurred in the first half of 2014 related to the TDL consolidation, which will affect our profitability. We have an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $8,000,000 and $7,000,000, respectively, which expire from 2018 through 2033. We will evaluate the possibility of changing some or all of our valuation allowance relating to our deferred tax asset should we return to profitability in the future. Any future reduction of some or all of our valuation allowance would create a deferred tax benefit, resulting in an increase to net income in our consolidated statements of operations.

Index
Impairment of Goodwill

At December 31, 2013, in connection with the annual impairment testing of Behlman’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the Behlman reporting unit was 47% greater than the carrying value and therefore the goodwill was not impaired.

Our analysis of Behlman’s goodwill employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion. The balance of our goodwill, as of March 31, 2014, is $868,000 for Behlman.

Share-Based Compensation

We account for share-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total share-based compensation expense was $26,000 and $28,000 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, no shares of restricted stock or stock options were granted. During the comparable period in 2013, 130,000 shares of restricted stock were awarded to senior management.

Revenue and Cost Recognition

We recognize a substantial portion of our revenue upon the delivery of product. We recognize such revenue when title and risk of loss are transferred to our customer and when: i) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing non-warranty obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased, but have not been placed in production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of costs and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings. We had no contracts outstanding at March 31, 2014 or December 31, 2013, accounted for under the percentage-of-completion method.

Index
Marketable Securities

We currently have approximately $239,000 invested in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Results of Operations

Three month period ended March 31, 2014 vs. March 31, 2013

We currently operate in two industry segments.  Our Orbit Instrument Division, TDL subsidiary, and beginning January 1, 2014, our TDL Division which conducts all operations of TDL that were moved to our Hauppauge, NY facility, are engaged in the design and manufacture of electronic components and subsystems and our ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface, cable and harness assemblies, as well as logistics support and documentation (which collectively comprise our “Electronics Group”).  Our Behlman subsidiary is engaged in the design and manufacture of commercial power units and COTS power solutions (which comprises our “Power Group”).

Index
Consolidated net sales for the three month period ended March 31, 2014 decreased by 22.3% to $5,007,000 from $6,447,000 for the three month period ended March 31, 2013. The decrease was principally due to decreases of 8.9% and 35.7% from both our Electronics and Power Groups, respectively. The decrease in sales from our Electronics Group was primarily attributable to a decrease in sales from our Orbit Instrument Division and our TDL subsidiary that was partially offset by an increase in sales at our ICS subsidiary. The decrease in sales at our Orbit Instrument Division and TDL subsidiary was primarily due to a decrease in shipments pursuant to customer delivery schedules resulting from lower bookings in prior periods. The increase in sales at our ICS subsidiary was primarily attributable to the shipment of Signal Data Converter units during the current year period. The decrease in sales at our Power Group was principally due to a decrease in shipments at both our commercial and COTS divisions primarily due to a decrease in customer delivery schedules relating to lower bookings in prior periods.

Gross profit, as a percentage of sales, for the three months ended March 31, 2014 decreased to 30.0% from 38.6% for the three month period ended March 31, 2013.  The decrease was primarily the result of lower gross profit from both our Electronics Group (26.3% in the current year period compared to 28.2% in the prior year period) and Power Group (35.0% in the current year period compared to 48.7% in the prior year period). The decrease in gross profit from our Electronics group was primarily due to lower sales and to costs related to the consolidation of our Quakertown facility. Exclusive of our TDL subsidiary, consolidated gross profit was 35.1%. The decrease in gross profit from our Power Group was principally due to lower sales during the current year period.

Selling, general and administrative expenses increased slightly to $2,543,000 for the three month period ended March 31, 2014 from $2,531,000 for the three month period ended March 31, 2013 principally due to higher selling, general and administrative expenses from our Electronics Group that was partially offset by lower selling, general and administrative expenses from our Power Group and lower corporate costs. The increase in selling, general and administrative expenses at our Electronics Group during the current year period was principally due to increases at our TDL and ICS subsidiaries. The increase in selling, general and administrative expenses at our TDL subsidiary were primarily due to $161,000 of accelerated non-cash depreciation and amortization expense and to other selling, general and administrative costs associated with the consolidated of our Quakertown, PA facility into our Hauppauge, NY facility. The increase in selling, general and administrative expenses at our ICS subsidiary was primarily attributable to costs relating to development of our VME/VPX product line. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended March 31, 2014 increased to 50.8% from 39.3% for the three month period ended March 31, 2013 principally due to the decrease in sales and the slight increase in expenses.

Interest expense for the three months ended March 31, 2014 decreased to $11,000 from $17,000 for the three months ended March 31, 2013, principally due to a decrease in amounts owed under our line of credit.

Investment and other income for the three month period ended March 31, 2014 increased to $10,000 from $3,000 for the three month period ended March 31, 2013 principally due to $3,000 gain on the sale of a corporate bond during the current year period and also due to a $2,000 loss on the sale of a corporate bond during the prior year period.

Index
Net loss before income tax provision was $1,044,000 for the three months ended March 31, 2014 compared to a net loss before income tax provision of $54,000 for the three months ended March 31, 2013. The increase in net loss was principally due to lower sales and gross margin, the operating loss at our TDL subsidiary and slightly higher selling, general and administrative expenses which was partially offset by lower interest expense and higher investment and other income.

Income taxes for the three months ended March 31, 2014 and March 31, 2013 consist of $18,000 and $26,000, respectively, in state income and minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net loss for the three months ended March 31, 2014 was $1,062,000 compared to a net loss of $80,000 for the year ended March 31, 2013.

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the three months ended March 31, 2014 decreased to a loss of $787,000 from earnings of $31,000 for three months ended March 31, 2013.  Listed below is the EBITDA reconciliation to net loss:

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

	Three months ended
	March 31,
	2014		2013
Net loss		$(1,062,000)	$(80,000)
Interest expense		11,000	17,000
Income tax expense		18,000	26,000
Depreciation and amortization		246,000	68,000
EBITDA	$	(787,000)	$31,000

Material Change in Financial Condition

Working capital increased to $15,066,000 at March 31, 2014 compared to $14,016,000 at December 31, 2013.  The ratio of current assets to current liabilities was 8.7 to 1 at March 31, 2014 compared to 4.7 to 1 at December 31, 2013. The increase in working capital was primarily attributable to the reclassification of our line of credit as a non-current liability at March 31, 2014 which was partially offset by the net loss for the current period and by the purchase of treasury stock and property and equipment.

Index
Net cash used in operating activities for the three month period ended March 31, 2014 was $855,000, which was primarily attributable to the net loss for the period, an increase in accounts receivable and a decrease in accrued expenses and despite the increase in customer advances and accounts payable and the non-cash depreciation and stock based compensation. Net cash provided by operating activities for the three month period ended March 31, 2013 was $1,391,000, primarily attributable to a decrease in accounts receivable and inventory, an increase in accounts payable and the non-cash depreciation and stock based compensation that was partially offset by the net loss for the period, a decrease in customer advances, accrued expenses and the liability associated with the non-renewal of a senior officer contract.

Cash flows used in investing activities for the three month period ended March 31, 2014 was $21,000, attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities. Cash flows used in investing activities for the three month period ended March 31, 2013 was $134,000, attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities.

Cash flows used in financing activities for the three month period ended March 31, 2014 was $222,000, attributable to the repayment of note payable-bank and the purchase of treasury stock. Cash flows used in financing activities for the three month period ended March 31, 2013 was $688,000, attributable to the repayment of note payable-bank and long term debt and the purchase of treasury stock.

On November 8, 2012, we entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. In April 2014, our Credit Agreement was further amended whereby (i) we are required, for  a certain defined period of time, to have cash, marketable securities and excess availability under our borrowing base, in the aggregate, of no less than $3,000,000 (ii) the definition of our consolidated fixed charge coverage ratio was amended and compliance with such ratio was waived for the quarter ended March 31, 2014 and we are not required to comply with this ratio until the year ending December 31, 2014 and each fiscal quarter and year thereafter, and (iii) we are required to maintain consolidated tangible net worth of no less than $13,500,000 for the quarters ending June 30, 2014 and September 30, 2014.

Payment of interest on the line of credit is due at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at March 31, 2014) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities, at our sole discretion. The line of credit is collateralized by a first priority security interest in all of our tangible and intangible assets. Outstanding borrowings under the line of credit were $1,970,000 at March 31, 2014 at an interest rate of 2.16% representing 2% plus the 30 day LIBOR rate.

Index
The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the Line of Credit terminates) in the event of a default, as defined, under the Credit Agreement. We anticipated the operating loss for the current quarter when we negotiated the amendment to our banking agreement with our primary lender. Consequently, we were in compliance with the financial covenants contained in our Credit Agreement at March 31, 2014, except for the fixed charge coverage ratio which was waived by our bank. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock under the $400,000 buy back program. We are authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan. From November 6, 2013 to February 27, 2014, we purchased a total of approximately 58,000 shares of our common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share. We will most likely not make any further repurchases of our common stock until later in the second quarter of 2014, depending on the timing of receipt of certain material contracts.

Our existing capital resources, including our bank credit facility and our expected cash flow from operations for the remainder of 2014, are expected to be adequate to cover our cash requirements for the foreseeable future.

Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at March 31, 2014 was $9.6 million compared to $10.1 million at December 31, 2013 and $14.7 million at March 31, 2013.  The decrease in backlog at March 31, 2014 from March 31, 2013 was attributable to lower backlogs at both our Electronics and Power Groups. The decrease in the backlog at the Electronics Group was primarily attributable to lower backlogs at each of our operating units.  The decrease in backlog at March 31, 2014 from December 31, 2013 was due principally to a lower backlog at our ICS subsidiary due to the shipment of its Signal Data Converter during the quarter. Backlogs from the remaining operating units remained approximately the same. The general decrease in backlog for the respective periods is primarily attributable to a difficult business environment resulting from general budget uncertainty and defense budget reductions related to the Budget Control Act of 2011 and sequestration.

Bookings at our Orbit Instrument Division exceeded $8,500,000 in 2013 which was lower than the prior year due to certain orders for legacy hardware that has been delayed. Our FAA keyboard order was substantially less than the amount initially indicated by our customer and this shortfall was attributable to funding issues caused by sequestration.  However, the effort to upgrade air traffic control towers should continue for several years and we expect the shortfall from this current year to be layered into future awards. Based on information from the customer, we expect a new order in the third quarter of 2014 although timing is an uncertainty. There has been a significant amount of bid and proposal activity for our Orbit Instrument Division on both legacy products and new opportunities. Three of these new opportunities are now in the qualification stage. In addition, information from our customers related to all legacy opportunities is that the timing of the receipt of these awards and their expected value is uncertain but the business remains intact. Despite a reduction in sales during the current quarter, gross margins at our Orbit Instrument Division only slightly decreased from the prior year principally due to product mix and cost containment.

Index
In April 2012, ICS received a follow-on base contract award for its SDC for approximately $5,758,000. ICS received initial orders of $1,597,000 against this contract and in September 2013, received its first production order valued at approximately $626,000 that was shipped in the first quarter of 2014.  The remainder of this contact is expected to be awarded over a four year period that could total approximately $3,000,000. ICS is currently working on other business opportunities and took certain cost cutting initiatives starting in 2012 including a reduction in personnel beginning in November 2012 and the consolidation of its two operating facilities into one during 2013.  ICS’s lease expired on March 31, 2014 and moved its operation from an underutilized 23,000 square foot facility to 4,500 square feet that will create additional savings.

TDL’s operating lease is due to expire in October 2014.  Due to the uneven revenue stream at TDL, its expiring lease, the uncertainty surrounding defense spending related to budget discussions in Washington DC and our focus on cost containment and increasing operating efficiencies, we decided to consolidate our operations in Quakertown, PA with our operation in Hauppauge, NY.  We incurred a considerable amount of costs during the current first quarter as a result of this consolidation.  We kept a majority of our workforce in Quakertown through the end of March 2014 to complete the manufacturing of certain WIP inventory and to assist in the transfer of assets to our Hauppauge facility. Certain other employees were guaranteed employment through April 30, 2014 in order to satisfy outstanding engineering tasks and to complete the consolidation. Although most of the costs incurred at TDL were associated with the consolidation of its operation into our Hauppauge facility, these costs were not considered incremental in nature and therefore were included in regular operating costs at March 31, 2014 and until the facility is closed in April 2014.  Beginning in June 2014, we do not expect to incur any additional costs associated with our Quakertown facility with the exception of some minor occupancy related costs.

All new orders received by TDL after December 31, 2013 are being manufactured in our Hauppauge facility.  We expect to realize annual savings of approximately $2,000,000 due to the consolidation but will not begin to fully realize these savings until the second half of 2014. Following the consolidation, we believe our Hauppauge facility will have sufficient capacity to support future growth without any significant facility investment.

For the year ended December 31, 2013, bookings and year-end backlog for our Power Group, particularly from our COTS division which relies on military spending, decreased from the prior year. Bookings for the three months ended March 31, 2014 are also down from the comparable prior year period. Due to the decrease in bookings, revenue and profitability for the first quarter of 2014 was adversely affected. The reduced bookings during 2013 have carried over into the first quarter of 2014 primarily due to the same macro-economic environment facing our Electronics Group.  Consequently, we expect our Power Group’s 2014 revenue and profitability to be down from 2013 levels.

Index
Our Company has historically been dependent on a strong defense budget as a source of its revenues.  Over 90% of our revenues are related to programs procured by the Department of Defense.  The challenges now facing defense contractors are two-fold.  The Budget Control Act of 2011, requiring the Pentagon to reduce spending by $487 billion over a ten year period and the adverse consequences of the budget impasse from earlier in 2013 that led to sequestration cuts.  These cuts have had a profound effect on the budget for the Department of Defense and their implementation has created great uncertainty for our Company and the defense industry as a whole. In December 2013, a new budget plan was agreed to in Washington which did provide some relief from sequestration; however, this still has left the defense budget well below historical levels.

Program contract delays, such as what we are experiencing now, particularly at our Orbit Instrument Division, TDL subsidiary and the COTS division of our Power Group, have always been a factor in our business. However, we are experiencing greater time delays between contract proposal and actual award. Continued delays in contract awards have adversely impacted our delivery schedules and compromised our operating leverage, which adversely impacted our results for 2013 and the first quarter of 2014. Nevertheless, it appears that aside from the timing of the receipt of certain pending orders and the value of such orders, all of our legacy business with our customers remains intact.

Aside from our legacy business, both our Electronics Group and Power Group have made great advancement in providing a number of new VME and VPX-related products to the marketplace.  Our Power Group has two 6U VPX power supplies in the marketplace and recently introduced a third 6U power supply.  A new smaller 3U version of the VPX power supply will be introduced in the second quarter of 2014.  Our Electronics Group will be introducing its own new VPX technology including backplanes and other related products which can be found on its newly launched web portal.

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions. Again, due to sequestration, the merger and acquisition process has become more difficult. Because of the uncertainty surrounding the DoD budget, there is elevated risk to revenue and profitability projections from potential targets. Currently, we are engaged in discussions, albeit preliminary, related to certain acquisition targets. However, there is no assurance that any future acquisition will be accomplished.  However, we believe our strong balance sheet will allow us to take advantage of opportunities in the marketplace as other weaker companies struggle with current industry conditions.

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

We are in compliance with the financial covenants contained in our Credit Agreement at March 31, 2014, except for the fixed charge coverage ratio which was waived by our bank. We anticipated the operating loss for the current quarter when we recently negotiated the amendment to our banking agreement with our primary lender.

We continue to pay down our debt and when appropriate, repurchase our shares in the marketplace.  Since January 1, 2012, we have repurchased in excess of 368,000 shares at an average price of $3.55. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock. Purchases under this 10b5-1 Plan were completed in the first quarter of 2014. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan.  However, we will most likely not make any further purchases under our current program until later in the second quarter of 2014, depending on the receipt of certain material contracts.

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

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Issuer's Purchase of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares(or Units) Purchased	Average Price Paid per Share(or Unit)	Total Number of Shares(or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares(or Units) that May Yet Be Purchased Under the Plans or Programs
January 1- 31, 2014	6,900	$3.49	6,900	$269,000
February 1-28, 2014	19,680	$3.49	19,680	$200,000
March 1-31, 2014	-	-	-	-
Total	26,580	$3.49	26,580	$200,000

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURE
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended March 31, 2014, filed on May 15, 2014, formatted in XBRL.

*Filed with this report.

Index
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	May 15, 2014	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and
Director (Principal Executive Officer)

Dated:	May 15, 2014	/s/ David Goldman
David Goldman, Chief
Financial Officer (Principal Accounting Officer)