Form 10-Q
period 2014-06-30
ORBIT INTERNATIONAL CORP
filed 2014-08-14
CIK 74818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,485,118 shares of common stock, par value $.10, as of August 12, 2014.

Index
PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2014	2013
	(unaudited)
Current assets:

Cash and cash equivalents	$2,672,000	$2,562,000
Investments in marketable securities	252,000	243,000
Accounts receivable (less allowance for doubtful accounts of $145,000)	2,402,000	2,981,000
Inventories	11,188,000	11,803,000
Other current assets	218,000	264,000

Total current assets	16,732,000	17,853,000

Property and equipment, net	724,000	975,000

Goodwill	868,000	868,000

Other assets	40,000	35,000

TOTAL ASSETS	$18,364,000	$19,731,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	June 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Current liabilities:

Line of Credit	$-	$2,100,000
Accounts payable	523,000	510,000
Liability associated with non-renewal of senior officer contract	20,000	36,000
Income taxes payable	13,000	25,000
Accrued expenses	1,075,000	1,149,000
Customer advances	177,000	17,000-

Total current liabilities	1,808,000	3,837,000

Line of Credit	1,885,000	-

Other liabilities	48,000	-

Liability associated with non-renewal of senior officer contract, net of current portion	-	4,000

Total liabilities	3,741,000	3,841,000

STOCKHOLDERS’ EQUITY

Common stock - $.10 par value, 10,000,000 shares authorized, 5,223,000 and 5,232,000 shares issued at June 30, 2014 and December 31, 2013, respectively, and 4,485,000 and 4,521,000 shares outstanding at June 30, 2014 and December 31, 2013, respectively	522,000	523,000
Additional paid-in capital	22,877,000	22,824,000
Treasury stock, at cost, 738,000 and 711,000 shares at June 30, 2014 and December 31, 2013, respectively	(2,225,000)	(2,133,000)
Accumulated other comprehensive income (loss), net of tax	1,000	(5,000)
Accumulated deficit	(6,552,000)	(5,319,000)

Total stockholders’ equity	14,623,000	15,890,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,364,000	$19,731,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$10,403,000	$12,922,000	$5,396,000	$6,475,000

Cost of sales	6,666,000	7,934,000	3,159,000	3,978,000

Gross profit	3,737,000	4,988,000	2,237,000	2,497,000

Selling, general and administrative expenses	4,927,000	4,886,000	2,384,000	2,355,000
Interest expense	21,000	32,000	10,000	15,000
Investment and other (income) expense, net	(7,000)	(5,000)	3,000	(2,000)
(Loss) income before income tax provision	(1,204,000)	75,000	(160,000)	129,000

Income tax provision	29,000	46,000	11,000	20,000

NET (LOSS) INCOME	(1,233,000)	29,000	(171,000)	109,000
Other comprehensive Income (loss):
Change in unrealized gains on marketable securities, net of income tax	6,000	6,000	4,000	2,000

Comprehensive (loss) income	$(1,227,000)	$35,000	$(167,000)	$111,000

Net (loss) income per common share:

Basic	$(.28)	$.01	$(.04)	$.02
Diluted	$(.28)	$.01	$(.04)	$.02

Weighted average number of common shares outstanding:

Basic	4,376,000	4,456,000	4,373,000	4,425,000
Diluted	4,376,000	4,491,000	4,373,000	4,459,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended
June 30,
2014	2013

Cash flows from operating activities:

Net (loss) income	$(1,233,000)	$29,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Stock based compensation expense	52,000	56,000
Depreciation and amortization	308,000	140,000
Loss on disposal of property and equipment	11,000	-
(Gain) loss on sale of marketable securities	(3,000)	2,000
Bond (discount) premium amortization	(2,000)	6,000

Changes in operating assets and liabilities:

Accounts receivable	579,000	1,186,000
Inventories	615,000	568,000
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(124,000)
Other current assets	46,000	78,000
Other assets	(5,000)	29,000
Accounts payable	13,000	(200,000)
Accrued expenses	(74,000)	(53,000)
Income taxes payable	(12,000)	21,000
Customer advances	160,000	(61,000)
Other liabilities	48,000	-
Liability associated with non-renewal of senior officer contract	(20,000)	(218,000	)-

Net cash provided by operating activities	483,000	1,459,000

Cash flows from investing activities:

Purchases of property and equipment	(68,000)	(156,000)
Purchase of marketable securities	(500,000)	(151,000)
Sale of marketable securities	502,000	150,000

Net cash used in investing activities	(66,000)	(157,000)

(continued)

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from financing activities:

Purchase of treasury stock	$(92,000)	$(325,000)
Repayments of note payable - bank	(215,000)	(724,000)
Repayments of long-term debt	-	(16,000)

Net cash used in financing activities	(307,000)	(1,065,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	110,000	237,000

Cash and cash equivalents – Beginning of period	2,562,000	610,000

CASH AND CASH EQUIVALENTS – End of period	$2,672,000	$847,000

Supplemental cash flow information:

Cash paid for interest	$22,000	$34,000

Cash paid for income taxes	$41,000	$25,000

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

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2014.

The December 31, 2013 balance sheet has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by GAAP. These condensed consolidated statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 contained in the Company’s 2013 Annual Report on Form 10-K filed on March 31, 2014.

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
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(NOTE 1) – Basis of Presentation and Summary of Significant Accounting Policies (continued):

Income Taxes

The Company recognizes deferred tax assets and liabilities in accordance with ASC 740 based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized. The Company evaluates uncertain tax positions and accounts for such items in accordance with ASC 740-10. The Company is subject to federal income taxes and files a consolidated U.S. federal income tax return. In addition to the federal tax return, the Company files income tax returns in various state jurisdictions on both an unconsolidated and consolidated basis depending on the respective state. The Company is subject to routine income tax audits in various jurisdictions and tax returns remain open to examination by such taxing authorities in accordance with their respective statutes.

Revenue and Cost Recognition

The Company recognizes a substantial portion of its revenue upon the shipment of product. The Company recognizes such revenue when title and risk of loss are transferred to the customer and when: i) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased but have not been placed into production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of cost and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, manufacturing overhead and estimated earnings less accounts receivable billings.

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

(Note 2) - Stock-Based Compensation:

The Company had stock-based employee compensation plans, which provided for the granting of nonqualified and incentive stock options, as well as restricted stock awards and stock appreciation rights to officers, employees and other key persons. The plans granted options with the exercise price equal to the market value of the Company’s stock on the date of such grant and all options expire ten years after granted. The terms and vesting schedules for stock-based awards vary by type of grant and generally the awards vest based upon time-based conditions. Stock-based compensation expense was $52,000 and $26,000 for the six and three months ended June 30, 2014, respectively, and was $56,000 and $28,000, respectively, for the comparable 2013 periods.

The Company's stock-based employee compensation plans allowed for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to restricted stock granted is being amortized to compensation expense over the vesting period, which ranges from seven to ten years. The stock-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to vest. As of June 30, 2014, the Company had unearned compensation of $319,000 associated with all of the Company's restricted stock awards, which will be expensed over approximately the next six years. The unvested portion of restricted stock awards at June 30, 2014 and 2013 were approximately 112,000 and 149,000 shares, respectively.

The following table summarizes the Company's nonvested restricted stock activity for the six months ended June 30, 2014:

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) - Stock-Based Compensation (continued):

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested restricted stock at January 1, 2014	139,000	$3.37

Granted	-	-

Vested	(18,000)	3.23

Forfeited	(9,000)	3.23.

Nonvested restricted stock at June 30, 2014	112,000	$3.40

Stock option activity during the six months ended June 30, 2014, under all stock option plans is as follows:

	Weighted Average Number of Shares	Exercise Price	Average Remaining Contractual Term (in years)

Options outstanding, January 1, 2014	114,000	$3.08	1

Granted	-	-	-

Forfeited	(31,000)	5.96	-

Exercised	-	-	-

Options outstanding, June 30, 2014	83,000	$2.00	1

Options exercisable at June 30, 2014	83,000	$2.00	1

At June 30, 2014, the aggregate intrinsic value of options both outstanding and exercisable was $79,000. At the comparable 2013 period, the aggregate intrinsic value of options outstanding and exercisable was $115,000 and $96,000, respectively.

The following table summarizes the Company's nonvested stock option activity for the six months ended June 30, 2014:

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(Note 2) – Stock-Based Compensation (continued):

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested stock options at January 1, 2014	14,000	$1.02

Granted	-	-

Vested	(14,000)	$1.02

Forfeited	-	- .

Nonvested stock options at June 30, 2014	-	-

(NOTE 3) – Debt:

On November 8, 2012, the Company entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which the Company established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of the Company’s obligations to its former primary lender and to provide for its general working capital needs. In June 2013, the Company’s Credit Agreement was amended whereby (i) the expiration date on its credit facility was extended to July 1, 2015 and (ii) the Company is permitted to purchase up to $400,000 of its common stock in each year beginning July 1 and ending June 30 during the term of the Credit Agreement. In April 2014, the Company’s Credit Agreement was further amended whereby (i) the Company is required, for a defined period of time, to have an aggregate of cash, marketable securities and excess availability under its borrowing base of no less than $3,000,000 (ii) the definition of the Company’s consolidated fixed charge coverage ratio was amended and compliance with such amended ratio was waived for the quarter ended March 31, 2014 and the Company is not required to comply with this amended ratio until the year ending December 31, 2014 and each fiscal quarter and year thereafter, and (iii) the Company is required to maintain consolidated tangible net worth of no less than $13,500,000 for the quarters ending June 30, 2014 and September 30, 2014. Outstanding borrowings under the line of credit bear interest at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at June 30, 2014) and/or (ii) 2% over LIBOR for 30, 60 and 90 day LIBOR maturities, at the Company’s sole discretion. The line of credit is collateralized by a first priority security interest in all of the Company’s tangible and intangible assets. Outstanding borrowings under the line of credit were $1,885,000 at June 30, 2014 at an interest rate of 2.15% representing 2% plus the 30 day LIBOR rate.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the line of credit terminates) in the event of a default, as defined, under the Credit Agreement. The Company was in compliance with the financial covenants contained in its Credit Agreement at June 30, 2014.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 4) – Net (Loss) Income Per Common Share:

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Denominator:
Denominator for basic net (loss) income per share -weighted-average common shares	4,376,000	4,456,000	4,373,000	4,425,000
Effect of dilutive securities:
Employee and directors stock options	-	21,000	-	21,000
Unearned portion of restricted stock awards	-	14,000	-	13,000
Denominator for diluted net (loss) income per share -weighted-average common shares and assumed conversion	4,376,000	4,491,000	4,373,000	4,459,000

The numerator for basic and diluted net (loss) income  per share for the six and three month periods ended June 30, 2014 and 2013 is the net (loss) income for each period.

Stock options to purchase 83,000 shares of common stock were outstanding at June 30, 2014 but were not included in the computation of diluted loss share because inclusion of these options would have been anti-dilutive as the Company incurred net losses during the relevant periods.

Approximately 112,000 and 149,000 shares of common stock were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of basic (loss) income  per share. These shares were excluded because they represent the unvested portion of restricted stock awards.

(NOTE 5) - Cost of Sales:

For interim periods, the Company estimates certain components of its inventory and related gross profit.

(NOTE 6) - Inventories:

Inventories are comprised of the following:

	June 30,	December 31,
	2014	2013

Raw Materials	$7,035,000	$7,200,000
Work-in-process	3,862,000	4,313,000
Finished goods	291,000	290,000

TOTAL	$11,188,000	$11,803,000

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 7) – Marketable Securities:

The following is a summary of the Company’s available-for-sale marketable securities at June 30, 2014 and December 31, 2013:

			Unrealized
	Amortized	Fair	Holding
June 30, 2014	Cost	Value	Gain (loss)

Corporate Bonds	$251,000	$252,000	$1,000

December 31, 2013

Corporate Bonds	$250,000	$243,000	$(7,000)

(NOTE 8) - Fair Value of Financial Instruments:

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The table below presents the balances, as of June 30, 2014 and December 31, 2013, of assets measured at fair value on a recurring basis by level within the hierarchy.

June 30, 2014	Total	Level 1	Level 2	Level 3

Corporate Bonds	$252,000	$252,000	$-	$	- -

December 31, 2013	Total	Level 1	Level 2	Level 3

Corporate Bonds	$243,000	$243,000	$-	$	- -

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 8) - Fair Value of Financial Instruments (continued):

The Company’s only asset or liability that is measured at fair value on a recurring basis is marketable securities, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and line of credit reasonably approximate their fair value due to their relatively short maturities. The fair value estimates presented herein were based on market or other information available to management. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

(NOTE 9) - Business Segments:

The Company operates through two business segments, the Electronics Segment (or "Electronics Group") and the Power Units Segment (or "Power Group").  The Electronics Group is comprised of the Orbit Instrument Division, the Company’s subsidiaries, Tulip Development Laboratory, Inc. (“TDL”) and Integrated Combat Systems (“ICS”) and beginning January 1, 2014, the Company’s TDL Division which conducts all operations of TDL that were moved to the Company’s Hauppauge, NY facility. The Orbit Instrument Division and TDL are engaged in the design, manufacture and sale of customized electronic components and subsystems. ICS performs system integration for Gun Weapons Systems and Fire Control Interface, cable and harness assemblies, as well as logistics support and documentation. The Company's Power Group, through the Company's subsidiary, Behlman Electronics, Inc., is engaged in the design, manufacture and sale of distortion free commercial power units, power conversion devices and electronic devices for measurement and display.

The Company’s reportable segments are business units that offer different products.  The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

The following is the Company’s business segment information for the six and three month periods ended June 30, 2014 and 2013:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales:
Electronics Group
Domestic	$5,179,000	$6,009,000	$2,412,000	$3,172,000
Foreign	389,000	495,000	252,000	144,000
Total Electronics	5,568,000	6,504,000	2,664,000	3,316,000
Power Group
Domestic	4,732,000	5,907,000	2,679,000	2,835,000
Foreign	103,000	531,000	53,000	331,000
Total Power Group	4,835,000	6,438,000	2,732,000	3,166,000

Intersegment sales	- -	(20,000)	-	(7,000	)-
Total	$10,403,000	$12,922,000	$5,396,000	$6,475,000

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 9) - Business Segments (continued):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income (loss) before income tax provision:
Electronics Group	$(1,076,000)	$(580,000)	$(333,000)	$(113,000)
Power Group	440,000	1,291,000	441,000	557,000
General corporate expenses not allocated	(554,000)	(609,000)	(255,000)	(302,000)
Interest expense	(21,000)	(32,000)	(10,000)	(15,000)
Investment and other income (expense), net	7,000	5,000	(3,000)	2,000
(Loss) income before income tax provision	$(1,204,000)	$75,000	$(160,000)	$129,000

(NOTE 10) - Goodwill:

As of June 30, 2014 and December 31, 2013, the Company's goodwill consists of the following:

Gross			Net
Carrying	Accumulated	Accumulated	Carrying
Value	Amortization	Impairment	Value

$868,000	$-	$-	$868,000

(NOTE 11) – Income Taxes:

For the six and three months ended June 30, 2014, the Company recorded $29,000 and $11,000, respectively, of state income and minimum tax expense. For the comparable periods in 2013, the Company recorded income tax expense of $46,000 and $20,000, respectively, for state income and minimum taxes. As of June 30, 2014, the Company has no material uncertain tax positions. At June 30, 2014, the Company continued to record a full valuation allowance on its net deferred tax asset.

(NOTE 12) – Equity:

On November 6, 2013, the Company’s Board of Directors authorized management to purchase up to $400,000 of its common stock pursuant to a buy back program. In conjunction with the buy back program, the Company’s Board of Directors authorized management to enter into a 10b5-1 Plan through which the Company was permitted to purchase up to $200,000 of its common stock. The Company’s previously authorized 10b5-1 Plan was completed and is no longer in effect. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan. Through June 30, 2014, the Company purchased a total of approximately 58,000 shares of common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share.

Index
ORBIT INTERNATIONAL CORP. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(NOTE 13) – Consolidation of Operations:

In October 2013, the Company decided to consolidate the operations of its TDL subsidiary, located in Quakertown, Pennsylvania, into its Orbit International Corp. facility located in Hauppauge, New York (“TDL Consolidation”). This decision was based on a number of factors, among them, TDL’s expiring lease in October 2014, the uneven revenue stream at TDL, the uncertainty surrounding defense spending related to budget discussions in Washington DC and the Company’s broader focus on cutting costs and promoting operating efficiencies. During the six and three months ended June 30, 2014, the Company incurred a $1,079,000 and $351,000 operating loss, respectively, from its TDL subsidiary, which included costs associated with the consolidation of its Quakertown facility including approximately $161,000 of accelerated non-cash amortization and depreciation expense during the six months ended June 30, 2014. The Company does not expect to incur additional costs related to the TDL consolidation after June 30, 2014 with the exception of some minor occupancy related costs.

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

Executive Overview

We recorded a decrease in our operating results for the three and six months ended June 30, 2014 as compared to the comparable prior year periods. Our net sales for the three and six months ended June 30, 2014 decreased by 16.7% and 19.5%, respectively, as compared to the prior year three and six month periods. We recorded a net loss of $171,000 and $1,233,000, respectively, for the three and six months ended June 30, 2014 as compared to net income of $109,000 and $29,000 for the respective prior year periods. The decrease in operating results for both the three and six month current periods was primarily attributable to lower revenue and profitability from both our Electronics and Power Groups. Our net loss for the three and six months ending June 30, 2014 included a $351,000 and $1,079,000 operating loss, respectively, from our TDL subsidiary which included costs associated with the consolidation of our Quakertown facility into our Hauppauge, NY facility. Beginning June 30, 2014, we do not expect to incur any additional costs associated with our Quakertown facility with the exception of some minor occupancy related costs.

Our backlog at June 30, 2014 was approximately $8,200,000 compared to $10,100,000 at December 31, 2013 due primarily to a lower backlog at our Electronics Group.  There is no seasonality to our business.  Our shipping schedules are generally determined by the shipping schedules outlined in the purchase orders received from our customers.  Both of our operating segments are pursuing a significant amount of business opportunities and while we are confident that we will receive many of the orders we are pursuing, there can be no assurance as to the ultimate receipt and timing of these orders.

Index
Our financial condition remains strong as evidenced by our 9.3 to 1 current ratio at June 30, 2014. During November 2012, we entered into a $6,000,000 line of credit facility with a new lender. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. In April 2014, our Credit Agreement was further amended whereby (i) we are required, for  a defined period of time, to have an aggregate of cash, marketable securities and excess availability under our borrowing base of no less than $3,000,000 (ii) the definition of our consolidated fixed charge coverage ratio was amended and compliance with such amended ratio was waived for the quarter ended March 31, 2014 and we are not required to comply with this amended ratio until the year ending December 31, 2014 and each fiscal quarter and year thereafter, and (iii) we are required to maintain consolidated tangible net worth of no less than $13,500,000 for the quarters ending June 30, 2014 and September 30, 2014. We were in compliance with the financial covenants contained in our Credit Agreement at June 30, 2014. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock under the $400,000 buy back program. Our previously authorized 10b5-1 Plan was completed and is no longer in effect.

We are authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan. From November 6, 2013 to February 27, 2014, we purchased a total of approximately 58,000 shares of our common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share. We do not expect to make any further repurchases of our common stock until certain expected material contracts for legacy hardware are received.

Our business is highly dependent on the level of military spending authorized by the U.S. Government. The current administration and Congress are under increasing pressure to reduce the federal budget deficit. This has resulted in a general decline in U.S. defense spending and could cause federal government agencies to reduce their purchases under contracts, exercise their rights to terminate contracts in whole or in part, issue temporary stop work orders or decline to exercise options to renew contracts, all of which could harm our operations and significantly reduce our future revenues. In particular, the Budget Control Act of 2011 commits the U.S. Government to significantly reduce the federal deficit over ten years through caps on discretionary spending and other measures. This had a dramatic effect on the defense budget, cutting $487 billion over a 10 year period. In addition, despite a bipartisan budget agreement in Washington reached in December 2013, defense spending continues to be well below historical levels. A reduction in defense spending as a result of present and future sequestration cuts could have a profound negative impact on the entire defense industry.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the six months ended June 30, 2014. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2013, as filed with the SEC with our 2013 Annual report on Form 10-K filed on March 31, 2014.

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

Deferred Tax Asset

At June 30, 2014, we continued to record a full valuation allowance on our net deferred tax asset. For the year ending December 31, 2013, we recorded a $2,252,000 deferred tax expense relating to a full valuation allowance taken on our net deferred tax asset. The full valuation allowance was recorded as a result of our conclusion that we will more likely than not be unable to generate sufficient future taxable income to utilize our net operating loss carryforwards and other temporary differences. This conclusion was based on the following: (i) pre-tax losses for the 2013 and 2012 calendar years, (ii) the challenging U.S. defense budget environment which has made it difficult to project revenue and profitability in future years with any degree of confidence, and (iii) the costs incurred in the first half of 2014 related to the TDL consolidation, which have affected our profitability. We have an alternative minimum tax credit of approximately $573,000 with no limitation on the carry-forward period and Federal and state net operating loss carry-forwards of approximately $8,000,000 and $7,000,000, respectively, which expire from 2018 through 2033. We will evaluate the possibility of changing some or all of our valuation allowance relating to our deferred tax asset should we return to profitability in the future. Any future reduction of some or all of our valuation allowance would create a deferred tax benefit, resulting in an increase to net income in our condensed consolidated statements of operations and comprehensive income (loss).

Index
Impairment of Goodwill

At December 31, 2013, in connection with the annual impairment testing of Behlman’s goodwill pursuant to ASC 350, the analysis indicated that the fair value for the Behlman reporting unit was 47% greater than the carrying value and therefore the goodwill was not impaired.

Our analysis of Behlman’s goodwill employed the use of both a market and income approach. Significant assumptions used in the income approach include growth and discount rates, margins and our weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion. The balance of our goodwill, as of June 30, 2014, is $868,000 for Behlman.

Stock-Based Compensation

We account for stock-based compensation awards by recording compensation based on the fair value of the awards on the date of grant and expensing such compensation over the vesting periods of the awards, which is generally one to ten years. Total stock-based compensation expense was $52,000 and $56,000 for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, no shares of restricted stock or stock options were granted. During the comparable period in 2013, 130,000 shares of restricted stock were awarded to senior management.

Revenue and Cost Recognition

We recognize a substantial portion of our revenue upon the shipment of product. We recognize such revenue when title and risk of loss are transferred to our customer and when: i) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order, ii) the selling price is fixed and determinable, iii) collection of the customer receivable is deemed probable, and iv) we do not have any continuing non-warranty obligations. However, for certain products, revenue and costs under larger, long-term contracts are reported on the percentage-of-completion method. For projects where materials have been purchased, but have not been placed in production, the costs of such materials are excluded from costs incurred for the purpose of measuring the extent of progress toward completion. The amount of earnings recognized at the financial statement date is based on an efforts-expended method, which measures the degree of completion on a contract based on the amount of labor dollars incurred compared to the total labor dollars expected to complete the contract. When an ultimate loss is indicated on a contract, the entire estimated loss is recorded in the period the loss is identified. Costs and estimated earnings in excess of billings on uncompleted contracts represent an asset that will be liquidated in the normal course of contract completion, which at times may require more than one year. The components of costs and estimated earnings in excess of billings on uncompleted contracts are the sum of the related contract’s direct material, direct labor, and manufacturing overhead and estimated earnings less accounts receivable billings. We had no contracts outstanding at June 30, 2014 or December 31, 2013 that were accounted for under the percentage-of-completion method.

Index
Marketable Securities

We currently have approximately $252,000 invested in corporate bonds.  We treat our investments as available-for-sale which requires us to assess our portfolio each reporting period to determine whether declines in fair value below book value are considered to be other than temporary.  We must first determine that we have both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost. In assessing whether the entire amortized cost basis of the security will be recovered, we compare the present value of future cash flows expected to be collected from the security (determination of fair value) with the amortized cost basis of the security. If the impairment is determined to be other than temporary, the investment is written down to its fair value and the write-down is included in earnings as a realized loss, and a new cost is established for the security. Any further impairment of the security related to all other factors is recognized in other comprehensive income. Any subsequent recovery in fair value is not recognized until the security either is sold or matures.

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

Results of Operations

Three month period ended June 30, 2014 v. June 30, 2013

We currently operate in two industry segments, the “Electronics Group” and “Power Group”.  Our Electronics Group is comprised of our Orbit Instrument Division, our subsidiaries, TDL, ICS and beginning January 1, 2014, our TDL Division which conducts all operations of TDL that were moved to our Hauppauge, NY facility. The Orbit Instrument Division and TDL are engaged in the design and manufacture of electronic components and subsystems. Our ICS subsidiary performs system integration for Gun Weapons Systems and Fire Control Interface, cable and harness assemblies, as well as logistics support and documentation. Our Power Group, through our Behlman subsidiary, is engaged in the design and manufacture of commercial power units and commercial-off-the-shelf (“COTS”) power solutions.

Index
Consolidated net sales for the three month period ended June 30, 2014 decreased by 16.7% to $5,396,000 from $6,475,000 for the three month period ended June 30, 2013, due primarily to lower sales from both our Electronics and Power Groups. Sales from our Electronics Group decreased by 19.7% to $2,664,000 for the three months ended June 30, 2014 compared to $3,316,000 in the prior year period. The decrease in sales at our Electronics Group was primarily attributable to the absence of shipments in the current year period for a certain display used on a major helicopter program that was shipped by TDL in the prior year period. Sales from our Power Group decreased by 13.7% to $2,732,000 for the three months ended June 30, 2014 as compared to $3,166,000 in the prior year three month period. The decrease in sales at our Power Group was principally due to a decrease in sales at our commercial division which was partially offset by an increase in sales at our COTS division. The decrease in sales at our commercial division was primarily due to lower bookings in prior periods and the increase in sales at our COTS division was principally due to an increase in shipments pursuant to customer delivery schedules.

Gross profit, as a percentage of sales, for the three months ended June 30, 2014 increased to 41.5% from 38.6% for the three month period ended June 30, 2013.  The increase was the result of higher gross profit at our Electronics Group and slightly higher gross profit at our Power Group. The increase in gross profit from our Electronics Group was principally due to the following: (i) higher gross profit at our Orbit Instrument division due to a change in product mix, (ii) higher gross profit at our ICS subsidiary due to a change in product mix and also to lower overhead costs relating to ICS’ move in April 2014 into a smaller facility, and (iii) reduced overhead costs due to the consolidation of our Quakertown facility into our Hauppauge facility. The slight increase in gross profit at our Power Group was principally due to a change in product mix which resulted in a lower material consumption in the current year period as compared to the prior year period.

Selling, general and administrative expenses increased by 1.2% to $2,384,000 for the three month period ended June 30, 2014 from $2,355,000 for the three month period ended June 30, 2013. The increase was due higher selling, general and administrative expenses from our Electronics Group which was partially offset by lower corporate costs and lower selling, general and administrative expenses from our Power Group. The higher selling, general and administrative expenses at our Electronics Group was principally due to higher selling costs. The decrease in corporate costs was primarily due to lower professional fees and other costs. The decrease in selling, general and administrative expenses from our Power Group was primarily due to lower selling costs associated with a decrease in personnel. Selling, general and administrative expenses, as a percentage of sales, for the three month period ended June 30, 2014 increased to 44.2% from 36.4% for the three month period ended June 30, 2013 principally due to a decrease in sales and a slight increase in costs.

Index
Interest expense for the three months ended June 30, 2014 decreased to $10,000 from $15,000 for the three months ended June 30, 2013, principally due to a decrease in amounts owed under our line of credit.

Investment and other (income) expense, net for the three month period ended June 30, 2014, decreased to an expense of $3,000 from income of $2,000 for the three month period ended June 30, 2013 principally due to the loss on the disposal of property and equipment in the current year period which was partially offset by the gain on the sale of corporate bonds in the current year period and the loss on the sale of corporate bonds in the prior year period.

Loss before taxes was $160,000 for the three months ended June 30, 2014 compared to income before taxes of $129,000 for the three months ended June 30, 2013.  The loss in the current year period was principally due to a decrease in sales from both our Electronics and Power Groups, a $351,000 operating loss from our TDL subsidiary which included costs associated with the consolidation of our Quakertown, PA facility into our Hauppauge, NY facility, and a slight increase in selling, general and administrative expenses which was partially offset by an increase in gross margin and a decrease in interest expense.

The provision for income taxes for the three months ended June 30, 2014 and June 30, 2013 consist of $11,000 and $20,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net loss for the three months ended June 30, 2014 was $171,000 compared to net income of $109,000 for the three months ended June 30, 2013.

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the three months ended June 30, 2014 decreased to a loss of $88,000 from earnings of $216,000 for the three months ended June 30, 2013.  Listed below is the EBITDA reconciliation to net income:

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

	Three months ended
	June 30,
	2014	2013
Net (loss) income	$(171,000)	$109,000
Interest expense	10,000	15,000
Income tax expense	11,000	20,000
Depreciation and amortization	62,000	72,000
EBITDA	$(88,000)	$216,000

Index
Six month period ended June 30, 2014 v. June 30, 2013

Consolidated net sales for the six month period ended June 30, 2014 decreased by 19.5% to $10,403,000 from $12,922,000 for the six month period ended June 30, 2013 due to lower sales from both our Electronics and Power Groups. Sales from our Electronics Group decreased by 14.4%, due principally to a decrease in shipments resulting from lower bookings in prior periods. We recorded a 24.9% decrease in sales at our Power Group. The decrease was principally due to lower shipments at both our commercial and COTS divisions as a result of a lower backlog at December 31, 2013.

Gross profit, as a percentage of sales, for the six months ended June 30, 2014 decreased to 35.9% from 38.6% for the six month period ended June 30, 2013. This decrease was primarily the result of lower gross profit from our Power Group which was partially offset by higher gross profit from our Electronics Group. The decrease in gross profit at our Power Group was principally due to lower sales during the current year period. The increase in gross profit from our Electronics Group was primarily attributable to higher gross profit at our Orbit Instrument division due to a change in product mix and to higher gross profit at our ICS subsidiary due to higher sales and lower overhead costs relating to ICS’ move in April 2014 into a smaller facility.

Selling, general and administrative expenses increased slightly by 0.8% to $4,927,000 for the six month period ended June 30, 2014 from $4,886,000 for the six month period ended June 30, 2013. The increase was primarily due to higher selling, general and administrative expenses from our Electronics Group which was partially offset by lower expenses at our Power Group and lower corporate costs. The increase in selling, general and administrative expenses at our Electronics Group was primarily due to $161,000 of accelerated non-cash depreciation and amortization expense relating to the consolidation of our Quakertown, PA facility and higher selling expenses during the current six month period as compared to the prior year period. The decrease in selling, general and administrative expenses at our Power Group was primarily due to lower selling costs associated with a decrease in personnel. Selling, general and administrative expenses, as a percentage of sales, for the six month period ended June 30, 2014 increased to 47.4% from 37.8% for the six month period ended June 30, 2013 principally due to a decrease in sales and a slight increase in costs.

Interest expense for the six  months ended June 30, 2014 decreased to $21,000 from $32,000 for the six months ended June 30, 2013, principally due to a decrease in amounts owed under our line of credit.

Investment and other (income) expense, net for the six month period ended June 30, 2014 increased to income of $7,000 from income of $5,000 for the six month period ended June 30, 2013.

Loss before taxes was $1,204,000 for the six months ended June 30, 2014 compared to income before income taxes of $75,000 for the six months ended June 30, 2013. The loss in the current year period was principally due to a decrease in sales from both our Electronics and Power Groups, a $1,079,000 operating loss from our TDL subsidiary, which included costs associated with the consolidation of our Quakertown, PA facility into our Hauppauge, NY facility, and a slight increase in selling, general and administrative expenses which was partially offset by a decrease in interest expense.

Index
The provision for income taxes for the six months ended June 30, 2014 and June 30, 2013 consist of $29,000 and $46,000, respectively, in state income and Federal minimum taxes that cannot be offset by any state or Federal net operating loss carry-forwards.

As a result of the foregoing, net loss for the six months ended June 30, 2014 was $1,233,000 compared to net income of $29,000 for the six months ended June 30, 2013.

Earnings (loss) before interest, taxes and depreciation and amortization (EBITDA) for the six months ended June 30, 2014 decreased to a loss of $875,000 from earnings of $247,000 for the six months ended June 30, 2013.  Listed below is the EBITDA reconciliation to net income:

	Six months ended
	June 30,
	2014	2013
Net (loss) income	$(1,233,000)	$29,000
Interest expense	21,000	32,000
Income tax expense	29,000	46,000
Depreciation and amortization	308,000	140,000
EBITDA	$(875,000)	$247,000

Material Change in Financial Condition

Working capital increased to $14,924,000 at June 30, 2014 compared to $14,016,000 at December 31, 2013. The ratio of current assets to current liabilities increased to 9.3 to 1 at June 30, 2014 compared to 4.7 to 1 at December 31, 2013. The increase in working capital was primarily attributable to the reclassification of our line of credit as a non-current liability at June 30, 2014 as a result of an amendment to our credit agreement which was partially offset by the net loss for the current period and by the purchase of treasury stock and property and equipment.

Net cash provided by operating activities for the six month period ended June 30, 2014 was $483,000, which was primarily attributable to the decrease in inventories and accounts receivable, the increase in customer advances and the non-cash depreciation and amortization and stock-based compensation which was partially offset by the net loss for the period. Net cash provided by operating activities for the six month period ended June 30, 2013 was $1,459,000, primarily attributable to a decrease in accounts receivable and inventories and the non-cash depreciation and amortization and stock based compensation which was partially offset by a decrease in accounts payable and the liability associated with the non-renewal of a senior officer contract and an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows used in investing activities for the six month period ended June 30, 2014 was $66,000, attributable to the purchase of fixed assets and marketable securities which was partially offset by the sale of marketable securities. Cash flows used in investing activities for the six month period ended June 30, 2013 was $157,000, attributable to the purchase of fixed assets and marketable securities that was partially offset by the sale of marketable securities.

Index
Cash flows used in financing activities for the six month period ended June 30, 2014 was $307,000, attributable to the repayment of note payable-bank and the purchase of treasury stock. Cash flows used in financing activities for the six month period ended June 30, 2013 was $1,065,000, attributable to the repayment of note payable-bank and long term debt and the purchase of treasury stock.

On November 8, 2012, we entered into a credit agreement (“Credit Agreement”) with a commercial lender pursuant to which we established a committed line of credit of up to $6,000,000. This line of credit was used to pay off, in full, all of our obligations to our former primary lender and to provide for our general working capital needs. In June 2013, our Credit Agreement was amended whereby (i) the expiration date on our credit facility was extended to July 1, 2015 and (ii) we are permitted to purchase up to $400,000 of our common stock in each year beginning July 1 and ending June 30 during the term of our Credit Agreement. In April 2014, our Credit Agreement was further amended whereby (i) we are required, for  a defined period of time, to have an aggregate of cash, marketable securities and excess availability under our borrowing base of no less than $3,000,000 (ii) the definition of our consolidated fixed charge coverage ratio was amended and compliance with such amended ratio was waived for the quarter ended March 31, 2014 and we are not required to comply with this amended ratio until the year ending December 31, 2014 and each fiscal quarter and year thereafter, and (iii) we are required to maintain consolidated tangible net worth of no less than $13,500,000 for the quarters ending June 30, 2014 and September 30, 2014.

Outstanding borrowings under our line of credit bear interest at a rate per annum as follows: either (i) variable at the lender’s prime lending rate (3.25% at June 30, 2014) and/or (ii) 2% over LIBOR for 30, 60, or 90 day LIBOR maturities, at our sole discretion. The line of credit is collateralized by a first priority security interest in all of our tangible and intangible assets. Outstanding borrowings under the line of credit were $1,885,000 at June 30, 2014 at an interest rate of 2.15% representing 2% plus the 30 day LIBOR rate.

The Credit Agreement contains customary affirmative and negative covenants and certain financial covenants. Additionally, available borrowings under the line of credit are subject to a borrowing base of eligible accounts receivable and inventory. All outstanding borrowings under the line of credit are accelerated and become immediately due and payable (and the Line of Credit terminates) in the event of a default, as defined, under the Credit Agreement. We were in compliance with the financial covenants contained in our Credit Agreement at June 30, 2014. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock under the $400,000 buy back program. Our previously authorized 10b5-1 Plan was completed and is no longer in effect. We are authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buyback program outside of the 10b5-1 Plan. Through June 30, 2014, we purchased a total of approximately 58,000 shares of our common stock for total cash consideration of approximately $200,000 for an average price of $3.46 per share. We do not expect to make any further repurchases of our common stock until certain expected material contracts for legacy hardware are received.

Index
Our existing capital resources, including our bank credit facility and our expected cash flow from operations for the remainder of 2014, are expected to be adequate to cover our cash requirements for the foreseeable future.

Inflation has not materially impacted the operations of our Company.

Certain Material Trends

Backlog at June 30, 2014 was $8.2 million compared to $9.6 million at March 31, 2014 and $13.6 million at June 30, 2013.  The decrease in backlog at June 30, 2014 from June 30, 2013 was attributable to lower backlogs at both our Electronics and Power Groups. The decrease in the backlog at the Electronics Group was primarily attributable to lower backlogs at both of our Orbit Instrument and TDL divisions.  The decrease in backlog at June 30, 2014 from March 31, 2014 was due principally to a lower backlog at our Orbit Instrument Division due to the delay in the receipt of expected legacy contract awards and despite a slight increase in our backlog at our ICS subsidiary. Backlogs at our Power Group only slightly decreased from March 31, 2014 to June 30, 2014. The general decrease in backlog for the respective periods is primarily attributable to a difficult business environment resulting from general budget uncertainty and defense budget reductions related to the Budget Control Act of 2011 and sequestration.

Bookings at our Orbit Instrument Division exceeded $8,500,000 in 2013 which was lower than the prior year due to certain orders for legacy hardware that have been delayed. This delay has carried over into the first half of 2014 although we believe we will begin receiving contracts for our legacy hardware in the third quarter of 2014.  There has been a significant amount of bid and proposal activity for our Orbit Instrument Division on both legacy products and new opportunities. Three of these new opportunities are now in the qualification stage and an award for a new design effort was received during the third quarter. In addition, information from our customers related to all legacy opportunities is that the timing of the receipt of these awards and their expected value is uncertain but the business remains intact. In addition to an increase in sales during the current quarter, gross margins at our Orbit Instrument Division significantly increased from the prior year principally due to product mix and cost containment.

In April 2012, ICS received a follow-on base contract award for its SDC for approximately $5,758,000. ICS received initial orders of $1,597,000 against this contract and in September 2013, received its first production order valued at approximately $626,000 that was shipped in the first quarter of 2014.  The remainder of this contract is expected to be awarded over a four year period that could total approximately $3,000,000.  A new contract award for the SDC is expected in the third quarter of 2014.   ICS is currently working on other business opportunities and took certain cost cutting initiatives starting in 2012 including a reduction in personnel beginning in November 2012 and the consolidation of its two operating facilities into one during 2013.  ICS’s lease expired on March 31, 2014 and moved its operation from an underutilized 23,000 square foot facility to a 4,500 square foot facility, which will create additional savings.

TDL’s operating lease is due to expire in October 2014.  Due to the uneven revenue stream at TDL, its expiring lease, the uncertainty surrounding defense spending related to budget discussions in Washington, DC and our focus on cost containment and increasing operating efficiencies, we decided to consolidate our operations in Quakertown, PA with our operation in Hauppauge, NY.  We incurred a considerable amount of costs during the first quarter of 2014 as a result of this consolidation with the remaining closing costs incurred in the current second quarter.  We kept a majority of our workforce in Quakertown through the end of March 2014 to complete the manufacturing of certain WIP inventory and to assist in the transfer of assets to our Hauppauge facility. Certain other employees were guaranteed employment through April 30, 2014 in order to satisfy outstanding engineering tasks and to complete the consolidation. Although most of the costs incurred at TDL were associated with the consolidation of its operation into our Hauppauge facility, these costs were not considered incremental in nature and therefore were included in regular operating costs during the six month period ended June 30, 2014.  Beginning in June 2014, we did not incur any additional costs associated with our Quakertown facility with the exception of some minor occupancy related costs.

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

For the year ended December 31, 2013, bookings and year-end backlog for our Power Group, particularly from our COTS division which relies on military spending, decreased from the prior year. However, bookings for the Power Group for the first half of 2014 have increased from the prior comparable year. Strong bookings have also continued into the third quarter.  Due to the decrease in bookings in 2013, revenue and profitability for the first half of 2014 decreased compared to the prior comparable year period.  Although there has been an increase in bookings in 2014, many of the awards have 2015 scheduled deliveries; therefore, we expect our Power Group’s 2014 revenue and profitability to be down from 2013 levels.

In order to address difficult industry conditions, we have taken several measures to restructure our business to significantly reduce our costs.  These include the consolidation of our Quakertown operation into our Hauppauge facility, a reduction in personnel at our ICS subsidiary, the consolidation of two operating facilities into one smaller facility for ICS’s operation in Louisville, KY and a small reduction in personnel in our Hauppauge facility.  We are continuing to look to further reduce costs to improve our operating margins and not compromise our ability to  seek new opportunities in the marketplace.  Our second quarter benefitted from higher gross margins despite a reduction in sales due to these cost cutting initiatives.

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

Program contract delays, such as what we are experiencing now, particularly at our Orbit Instrument Division, TDL subsidiary and the COTS division of our Power Group, have always been a factor in our business. However, we are experiencing greater time delays between contract proposal and actual award. Continued delays in contract awards have adversely impacted our delivery schedules and compromised our operating leverage, which adversely impacted our results for 2013 and the first six months of 2014. Nevertheless, it appears that aside from the timing of the receipt of certain pending orders and the value of such orders, all of our legacy business with our customers remains intact.

Aside from our legacy business, both our Electronics Group and Power Group have made great advancement in providing a number of new VME and VPX-related products to the marketplace.  Our Power Group has three 6U VPX power supplies in the marketplace and a new smaller 3U version of the VPX power supply has been developed and is nearing completion.  Our 6U VPX units have been installed and tested on numerous platforms at several prime contractors.  These potential new business opportunities are all subject to program funding.  Our Electronics Group has introduced its own new VPX technology including backplanes, system health monitors and other related products which can be found on its newly launched web portal.

As previously mentioned, reduced military spending, as a result of the Budget Control Act of 2011 and sequestration, has had a profound effect on our annual bookings, revenues and backlog.  However, we continue to believe that the need for refurbishment and modernization, as opposed to the building of new equipment, could become a defense spending priority. As a result and because our legacy business appears to be intact, we believe there could be opportunities for us as military efforts are curtailed and defense spending priorities are refocused. However, there is no guarantee that the quantity of units that will be ordered for these legacy products will be comparable to historical levels.  Furthermore, future business for our Company resulting from these opportunities will also be dependent upon the make/buy decisions made by our prime contractors who have also been significantly affected by cutbacks in defense spending. Like many other companies in the defense sector, we are attempting to reduce the impact of reduced revenues by reducing costs.

Although our Electronics Group and the COTS Division of our Power Group are pursuing several opportunities for reorders as well as new contract awards, we have normally found it difficult to predict the timing of these awards.  In addition, we have several new opportunities that are in the prototype, pre-production or qualification stage. These opportunities generally move to a production stage at a later date, although the timing is also uncertain. However, once initial production orders are received, we are generally well positioned to receive follow-on orders depending on government needs and funding requirements.

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

In March 2011, we hired a new investment banker to help us expand our operations and achieve better utilization of our existing facilities through strategic, accretive acquisitions. Again, due to sequestration, the merger and acquisition (“M&A”) process has become more difficult. Because of the uncertainty surrounding the DoD budget, there is elevated risk to revenue and profitability projections from potential targets. Currently, we are engaged in discussions, although preliminary, related to certain acquisition targets. However, there is no assurance that any future acquisition will be accomplished.  However, we believe our strong balance sheet will allow us to take advantage of opportunities in the marketplace as other weaker companies struggle with current industry conditions.

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

We are in compliance with the financial covenants contained in our Credit Agreement at June 30, 2014.

We continue to pay down our debt and, when appropriate, repurchase our shares in the marketplace.  Since January 1, 2012, we have repurchased in excess of 368,000 shares at an average price of $3.55. On November 6, 2013, our Board of Directors authorized management to purchase up to $400,000 of our common stock pursuant to a buy back program. In conjunction with the buy back program, our Board of Directors authorized management to enter into a 10b5-1 Plan through which we were permitted to repurchase up to $200,000 of our common stock. Purchases under this 10b5-1 Plan were completed in the first quarter of 2014 and the 10b5-1 plan is no longer in effect. Management is authorized to repurchase up to the remaining $200,000 of common stock under the $400,000 buy back program outside of the 10b5-1 Plan.  However, we will most likely not make any further purchases under our current program until certain expected material contracts for legacy hardware are received.

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

Internal Control over Financial Reporting

There has been no change to the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Issuer's Purchase of Equity Securities:
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14 (a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer. Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.1*	Financial statements from the Quarterly Report on Form 10-Q of Orbit International Corp. for the quarter ended June 30, 2014, filed on August 14, 2014, formatted in XBRL.
_________________
*Filed with this report.

Index
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT INTERNATIONAL CORP.
Registrant

Dated:	August 14, 2014	/s/ Mitchell Binder
Mitchell Binder, President,
Chief Executive Officer and
Director (Principal Executive Officer)

Dated:	August 14, 2014	/s/ David Goldman
David Goldman, Chief
Financial Officer (Principal Accounting Officer)